Form 10QSB
period 2006-09-30
EastBridge Investment Group Corp
filed 2006-11-20
CIK 1378624

10QSB 1 form10qsb.htm FORM 10-QSB

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

OR

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ________

Commission File Number: 0-32593

 EastBridge Investment Group Corporation

(Exact name of small business issuer as specified in its charter)

 Arizona, United States

(State or other jurisdiction of incorporation or organization)

 86-1032927

(IRS Employer Identification Number)

 2129 East Cedar Street, Unit 30, Tempe, Arizona 85282

(Address of principal executive offices)

 (480) 966 2020

(Issuer’s telephone number)

 N/A

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.              Yes [X]    No [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.            Yes [  ]    No [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of November 20, 2006,  98,339,392 shares of common stock

Transitional Small Business Disclosure Format (Check one):          Yes [  ]         No [X]

PART I – FINANCIAL INFORMATION

Item 1.   Financial Statements

Page
Balance Sheets	2
Statements of Operations	3
Statements of Cash Flow	4
Notes to the Financial Statements	5-10

EastBridge Investment Group Corporation

(Formerly ATC Technology Corporation)

(A Development Stage Company)

Balance Sheets (Unaudited)

	For the Period
	Ended September 30,	CF change
	2006	3rd Q 06
ASSETS
Current assets:
Cash and cash equivalents	$ 1,032	771
Total current assets	1,032
Deposits	1,828	-

Total assets	$ 2,861

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$ 365,853	(27,563)
Due to officers	446,273	(198,450)
Other current liabilities	19,300	-
Total current liabilities	831,426

Contingencies	-

Stockholders' equity:
Common stock, no par value; 300,000,000 shares authorized;
98,339,392 issued and outstanding	1,325	-
Additional paid-in-capital	1,932,617	-
Accumulated deficit	(2,762,507)	226,783
Total stockholders' equity	(828,565)
Total liabilities and stockholders' equity	$ 2,861

	(830,393)	workg cap
See Accountants' Review Report

EastBridge Investment Group Corporation

(Formerly ATC Technology Corporation)

(A Development Stage Company)

Statements of Operations (Unaudited)

	For the 3 months ended		For the 9 months ended
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
From discontinued operations:
Revenues from discontinued opearations
Sales	-	7,625	5,370	15,424
Cost of sales from discontinued opearations	-	-	968	96
Gross profit from discontinued opearations	-	7,625	4,402	15,328

Expenses from discontinued opearations:
Salaries and wages	70,438	70,438	211,313	176,187
Professional services	4,315	3,460	7,930	9,615
General and adminstrative	3,394	2,727	11,943	53,363
Total operating expenses	78,146	76,624	231,185	239,164
Loss from discontinued opearations	(78,146)	(68,999)	(231,186)	(223,836)

Net loss	$(78,146)	$(68,999)	$(231,186)	$(223,836)

Net income (loss) per share - basic and diluted:
Net loss	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted average number
of shares outstanding - basic and diluted	98,339,392	98,339,392	98,339,392	98,339,392

See Accountants' Review Report

EastBridge Investment Group Corporation

(Formerly ATC Technology Corporation)

(A Development Stage Company)

Statements of Cash Flow (Unaudited)

	For the 9 months
	Ended September 30,
	2006	2005
Cash flows from operating activities:
Net loss from continuing operations	$ (231,186)	$ (223,837)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	-	4,755
(Increase) decrease in other assets and prepaid expenses	-	(540)
Increase in accounts payable & acc exp	27,563	(232,607)
Increase in due to officers	198,450	(61,250)
Net cash used in operating activities	(5,174)	(513,479)
Cash flows from financing activities:
Advances from related parties	-	517,514
Net cash provided by financing activities	-	517,514
Net increase (decrease) in cash	(5,174)	4,035
Cash and cash equivalents, beginning of period	1,803	1,225
Cash and cash equivalents, end of period	$ (3,370)	$ 5,260

See Accountants' Review Report

EastBridge Investment Group Corporation

(Formerly ATC Technology Corporation)

(A Development Stage Company)

Notes to the Financial Statements (Unaudited)

September 30, 2006

NOTE 1 – COMPANY OVERVIEW

EastBridge Investment Group Corporation (formally ATC Technology Corporation) (the "Company" or “EBIG”) was incorporated in the state of Arizona on June 25, 2001.  The Company’s principle activity up through June 30, 2005 was to manufacture mobile entertainment products, including VidegoTM, MoviegoTM and GamegoTM.  The VidegoTM and MoviegoTM are car theater systems available to consumers. The GamegoTM provides a means to play video game consoles made by Sony, Microsoft and Nintendo, in the car, RV, SUV, van or boat with attachable viewing monitors.

On August 23, 2002, the Company entered into an agreement with Providential Holding, Inc. (PHI) to sell all the issued and outstanding shares of the Company.  For consideration,  PHI agreed to deliver $250,000 in promissory notes, non-interest bearing, payable 270 days after closing, and $250,000 in promissory notes, non-interest bearing, payable 180 days after closing, 3,000,000 shares of restricted stock of the Company with an option of additional shares to be issued after 270 days if the stock price does not reach $0.30, 1,000,000 shares of restricted stock of PHI with an option of additional shares to be issued after one year if the stock price does not reach $0.30. The transaction between the original stockholders and PHI was consummated as of October 17, 2003.  On June 30, 2005 the Company and PHI, agreed to financial and ownership restructuring and executed a formal agreement to return the majority ownership of the Company to its original stockholders in exchange for a forgiveness of notes and obligations owed to the Company and its original stockholders. The total amount of the debt forgiven is $1,932,617 and is recorded as paid-in capital by the major original stockholders in the 2005 financial statement. As a result of the re-structuring, PHI has become a minority stock holder and the original stockholders of the Company have become the majority stockholders as a group.  The newly structured Company decided to change its name to EastBridge Investment Group Corporation (EBIG) effective August 1, 2005 to more accurately reflect its new business focus on investment projects.

In 2005, EBIG decided to exit the mobile video game market and dedicate itself to providing investment related services in Asia, with a strong focus on the high GDP growth countries such as China and India. EBIG will initially concentrate on the growing investment opportunities in China (Hongkong, mainland, Macao and Taiwan).  Its products will be financial services that help small-to-medium-size companies obtain capital to grow their business.  EBIG’s financial services will be in the form of Joint Ventures, Wholly Foreign Owned Enterprises, Guaranteed Return Ventures, investment banking, financial advisory services or any other financial services allowed by the local government and in compliance with the United States Securities Exchange Commission regulations. In addition, EBIG will also provide marketing, sales, and strategic planning services for its clients to assist them to enter the United States market.

EBIG is one of the very few US companies solely concentrated in marketing financial services to the small-size, but large number of Asian companies that need financial services to help them expand in their local markets. In the business sectors that EastBridge sees a unique opportunity, EastBridge will form its own foreign subsidiaries with local partners to capture the opportunity.

EastBridge Investment Group Corporation

(Formerly ATC Technology Corporation)

(A Development Stage Company)

Notes to the Financial Statements (Unaudited)

September 30, 2006

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and cash equivalents

The Company considers all liquid debt instruments with an original maturity of three months or less from the date of purchase that are readily convertible into cash to be cash equivalents.

Deposit

As of September 30, 2006, the Company had a security deposit of $1,828.

Revenue recognition

The Company's revenue recognition policies are in compliance with Staff Accounting Bulletin (SAB) 104. Revenue is recognized when merchandise is shipped to a customer when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectibility is reasonably assured. Generally, the Company extends credit to its customers/clients and does not require collateral. The Company performs on-going credit evaluations of its customers/clients.  Any payments received before all of the relevant criteria for revenue recognition are recorded as unearned revenue.

Income taxes

Deferred income tax assets and liabilities are computed annually for differences between the financial statements and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted laws and rates applicable to the periods in which the differences are expected to affect taxable income (loss). Valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

Fair value of financial instruments

Statement of financial accounting standard No. 107, Disclosures about fair value of financial instruments, requires that the Company disclose estimated fair values of financial instruments. The carrying amount of all financial instruments at December 31, 2005 and 2004, which consist of various notes and loans payable, approximate their fair values.

Net loss per share

The Company adopted the provisions of Statement of Financial Accounting Standards No. 128, Earnings per Share ("SFAS No. 128"). SFAS No. 128 eliminates the presentation of primary and fully diluted earnings per share ("EPS") and requires presentation of basic and diluted EPS. Basic EPS is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period.  Diluted EPS is based on the weighted average number of shares of common stock outstanding for the period and common stock equivalents outstanding at the end of the period.

EastBridge Investment Group Corporation

(Formerly ATC Technology Corporation)

(A Development Stage Company)

Notes to the Financial Statements (Unaudited)

September 30, 2006

Stock-based compensation

SFAS No. 123 prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights. SFAS No. 123 requires compensation expense to be recorded (i) using the new fair value method or (ii) using the existing accounting rules prescribed by Accounting Principles Board Opinion No. 25, “Accounting for stock issued to employees” (APB 25) and related interpretations with proforma disclosure of what net income and earnings per share would have been had the Company adopted the new fair value method. The Company has chosen to account for stock-based compensation using Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and has adopted the disclosure only provisions of SFAS 123.  Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee is required to pay for the stock.

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of SFAS 123 and the Emerging Issues Task Force consensus in Issue No. 96-18 ("EITF 96-18"), "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services". Valuation of shares for services is based on the estimated fair market value of the services performed.

Segment Reporting

Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosure About Segments of an Enterprise and Related Information" requires use of the "management approach" model for segment reporting. The management approach model is based on the way a company's management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. SFAS 131 has no effect on the Company's financial statements as substantially all of the Company's operations are conducted in one industry segment.

Advertising

The Company’s policy is to expense advertising costs as incurred.  No advertising was expensed during the third quarter of 2006.

Risks and Uncertainties

In the normal course of business, the Company is subject to certain risks and uncertainties. The Company provides its product on unsecured credit to most of its customers. Consequently, the Company's ability to collect the amounts due from customers is affected by economic fluctuations and each customer's ability to pay.

EastBridge Investment Group Corporation

(Formerly ATC Technology Corporation)

(A Development Stage Company)

Notes to the Financial Statements (Unaudited)

September 30, 2006

Accounting developments

In November 2004, the FASB has issued FASB Statement No. 151, "Inventory Costs, an Amendment of ARB No. 43, and Chapter 4" ("FAS No. 151").  The amendments made by FAS No. 151 are intended to improve financial reporting by clarifying that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and by requiring the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities.

The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005.  Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004.  The provisions of FAS No. 151 will be applied prospectively.  The Company does not expect the adoption of FAS No. 151 to have a material impact on its consolidated financial position, results of operations or cash flows.

In December 2004, the FASB issued FASB Statement No. 123R, "Share-Based Payment, an Amendment of FASB Statement No. 123" ("FAS No. 123R").  FAS No. 123R requires companies to recognize in the statement of operations the grant- date fair value of stock options and other equity-based compensation issued to employees.  FAS No. 123R is effective beginning in the Company's first quarter of fiscal 2006.  The Company believes that the adoption of this standard will have no material impact on its financial statements.

In December 2004, the FASB issued SFAS Statement No. 153, "Exchanges of Nonmonetary Assets."  The Statement is an amendment of APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance.  The Company believes that the adoption of this standard will have no material impact on its financial statements.

In March 2004, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments." The EITF reached a consensus about the criteria that should be used to determine when an investment is considered impaired, whether that impairment is other-than-temporary, and the measurement of an impairment loss and how that criteria should be applied to investments accounted for under SFAS No. 115, "ACCOUNTING IN CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES." EITF 03-01 also included accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. Additionally, EITF 03-01 includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the Financial Accounting Standards Board (FASB) delayed the accounting provisions of EITF 03-01; however the disclosure requirements remain effective for annual reports ending after June 15, 2004. The Company will evaluate the impact of EITF 03-01 once final guidance is issued.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections." This statement applies to all voluntary changes in accounting principle and requires retrospective application to prior periods' financial statements of changes in accounting principle, unless this would be impracticable. This statement also makes a distinction between "retrospective application" of an accounting principle and the "restatement" of financial statements to reflect the correction of an error. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company is evaluating the effect the adoption of this interpretation will have on its financial position, cash flows and results of operations.

EastBridge Investment Group Corporation

(Formerly ATC Technology Corporation)

(A Development Stage Company)

Notes to the Financial Statements (Unaudited)

September 30, 2006

In June 2005, the EITF reached consensus on Issue No.  05-6, Determining the Amortization Period for Leasehold Improvements ("EITF 05-6.") EITF 05-6 provides guidance on determining the amortization period for leasehold improvements acquired in a business combination or acquired subsequent to lease inception. The guidance in EITF 05-6 will be applied prospectively and is effective for periods beginning after June 29, 2005.  EITF 05-6 is not expected to have a material effect on its consolidated financial position or results of operations.

In December 2004, the FASB issued FASB No. 123R, "Share-Based Payment, an Amendment of FASB Statement No. 123."  FASB Statement No. 123R requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees.  FASB No. 123R is effective beginning January 1, 2006.  FASB Statement No. 123R on is not expected to have a material effect on its consolidated financial position or results of operations.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.”  This statement applies to all voluntary changes in accounting principle and requires retrospective application to the prior periods’ financial statements of changes in accounting principle, unless this retrospective application would be impracticable.  This statement also makes a distinction between “retrospective application” of an accounting principle and the “restatement” of financial statements to reflect the correction of an error.  This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company is evaluating the effect the adoption of this statement will have on its financial position, cash flows and results of operations.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140.”  This Statement amends FASB Statements No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.”  This Statement resolves issues addressed in FASB Statement No. 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” The Company believes that the adoption of this standard will have no material impact on its consolidated financial statements.

In March 2006 FASB issued SFAS 156, “Accounting for Servicing of Financial Assets.”  This Statement amends FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement:

1.

Requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract.

2.

Requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable.

3.

Permits an entity to choose ‘Amortization method’ or ‘Fair value measurement method’ for each class of separately recognized servicing assets and servicing liabilities.

4.

At its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value.

5.

Requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the Balance Sheet and additional disclosures for all separately recognized servicing assets and servicing liabilities.

This Statement is effective as of the beginning of the Company’s first fiscal year that begins after September 15, 2006. Management believes that this statement will not have a significant impact on the financial statements.

EastBridge Investment Group Corporation

(Formerly ATC Technology Corporation)

(A Development Stage Company)

Notes to the Financial Statements (Unaudited)

September 30, 2006

NOTE 3 – DUE TO OFFICERS

The Company received advances from officers of the Company amounting to $446,273 as of September 30, 2006.  These amounts include $183,750 of accrued wages for the first three quarters of 2006.  These advances are interest free and payable on demand.

NOTE 4 – OTHER CURRENT LIABILITES

As of September 30, 2006, the Company recorded $19,300 as a payable for a lease at a previous location.  Since the liability is for a previous obligation and could be called at any time, it has been classified under other current liabilities.

NOTE 5 – DISCONTINUED OPERATIONS

On June 30, 2005, the Company decided to exit the mobile video game market and enter the more profitable world of investment related services in the Far East countries.  The revenues, costs, and expenses directly associated with this business have been classified as discontinued operations on the income statement.  Corporate expenses such as interest expense have not been allocated to discontinued operations.  Revenue recorded within loss from operations of discontinued business was $5,370 in 2006.  The loss from discontinued operations for the three months and nine months ended September 30, 2006 was $78,146 and $226,783, respectively.

NOTE 6 - INCOME TAXES

No provision was made for income taxes since the Company has significant net operating loss carryforwards. At September 30, 2006, the Company has a net operating loss carryforward for federal tax purposes approximately of $2,007,000. Differences between financial statement and tax losses consist primarily of amortization allowance were immaterial at September 30, 2006 The net operating loss carryforwards may be used to reduce taxable income through the year 2023. The availability of the Company’s net operating loss carryforwards are subject to limitation if there is a 50% or more positive change in the ownership of the Company’s stock.

The Company has deferred tax assets of approximately $803,000 at September 30, 2006 relating to its net operating losses. A valuation allowance is provided for deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company provided a 100% valuation allowance for these deferred tax assets.

NOTE 7 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of business. Through September 30, 2006, the Company had incurred cumulative losses of $2,762,507 which includes the loss of $226,783 for the period ended September 30, 2006 and negative working capital of $830,393 as of September 30, 2006.

Management plans to take the following steps that it believes will be sufficient to provide the Company with the ability to continue in existence. (i) Management intends to continue to raise additional financing through private equity or debt financing to pay down Company debt and/or reduce the cost of debt service. (ii) Management is also planning to gain access to public capital markets. In this regard, the Company and the Company’s major stakeholders entered into an agreement with Providential Holding, Inc. (PHI) to cancel the major notes and debts in exchange for most of the issued and outstanding shares of the Company through management restructuring see (note1).  (iii) Management intends to increase revenues and is actively pursuing additional contracts in several markets overseas.

Item 2. Management’s Discussion and Analysis or Plan of Operations

The following discussion includes the operations of the Company for each of the periods discussed. This discussion and analysis should be read in conjunction with the Company's consolidated financial statements and the related notes thereto, which are included elsewhere in this document.

Any statements contained herein that are not statements of historical fact may be deemed forward-looking statements.  Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects” and similar expressions are intended to identify forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof.  EastBridge Investment Group Corporation (the “Company” and sometimes “we,” “us,” “our” and derivatives of such words) undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Overview

We are a development stage company that provides financial services including public offering guidance, joint venture, and merchant banking services to the small-to-medium-size businesses in Chinese territories and India. Our target clients are mostly in India, China, Hong Kong, Macao and Taiwan.

We focus on short-term investment opportunities where the expected return is within about one year and the potential gain is substantial for both parties. We generally look for deals where we can help to uncover the hidden values after our participation. Keith Wong (President and Chief Executive Officer) and Norman Klein (Chief Financial Officer) each has over twenty years of experience in the industrial, sales and financial industries. We can understand our client's products quickly and are able to make a fast and decisive move to capture the opportunity. We plan China, Hong Kong, Macao and Taiwan to be our immediate fees and revenue centers in 2006. We plan to expand into India in the later part of 2007.

Results of Operations

Three months ended September 30, 2006 compared to the three months ended September 30, 2005

The results from operations have been reclassified for the three months ended September 30, 2005, as discontinued operations to render the financial statements comparable.

Revenues:

Total revenues were $0 and $7,625 for the three months ended September 30, 2006, and 2005, respectively.  Revenues for the prior period consist entirely of residual sales of the Company’s product.  The Company did not have any sales this quarter, as they are phasing out of this type of business and focusing on the new business strategy.   As such, the Company’s sales activity decreased from the prior year.

General and Administrative:

Total general and administrative expenses were $3,394 and $2,727 for the three months ended September 30, 2006, and 2005, respectively, and are fairly consistent with the level of activity within the Company.  Professional services were $4,315 and $3,460 for the comparable periods.  During the three months ended September 30, 2006 and 2005, the Company also accrued salaries of $70,438 for both quarters.

Net Loss:

Net loss for the three months ended September 30, 2006 was $78,146, compared to a net loss of $68,999 for the same period in 2005, which is equivalent to ($0.00) for both of the respective periods, based on the weighted average number of basic and diluted shares outstanding.  The difference is primarily due to sales of $7,625 in the three months ended September 30, 2005, which was not present in the corresponding period in 2006.

Nine months ended September 30, 2006 compared to the nine months ended September 30, 2005

The results from operations have been reclassified for the nine months ended September 30, 2005, as discontinued operations to render the financial statements comparable.

Revenues:

Total revenues were $5,370 and $15,424 for the nine months ended September 30, 2006, and 2005, respectively. Revenues for the both periods consist entirely of residual sales of the Company’s product.  The Company is phasing out of this type of business and focusing on the new business strategy and as such, the Company’s sales activity decreased from the prior year.

General and Administrative:

Total general and administrative expenses were $11,943 and $53,363 for the nine months ended September 30, 2006, and 2005, respectively.  The decrease is primarily due to the decreased activity of the Company.  Professional services were $7,930 and $9,615 for the comparable periods.  During the current nine months the Company accrued salaries of $211,313, as compared to $176,187 of salaries in the first nine months last year.  Salaries increased due to the re-instatement of employment contracts for executives as the Company transitioned into it ~~’~~ s new line of business.

Net Loss:

Net loss for the nine months ended September 30, 2006 was $2 31,186 , compared to a net loss of $223,836 for the same period in 2005, which is equivalent to ($0.00) for both of the respective periods, based on the weighted average number of basic and diluted shares outstanding.  The net loss is comparative in both years, as the level of the Company’s activity has been relatively the same as product sales are being phased out.

Liquidity and Capital Resources

The Company had cash and cash equivalents of $ 1,032 and $5,260 as of September 30, 2006 and 2005, respectively.

The Company's operating activities used $ 5,174 and $513,479 in the nine months ended September 30, 2006 and 2005, respectively.  The difference is mainly attributable to the decrease in accounts payable and accrued expenses in the prior year, and an increase in amounts due to officers in the current year.

Cash used by financing activities was $517,514 for the nine months ended September 30, 2005.  The decrease is primarily due a decrease in the funding of operations from the parent company in the prior year, which is not present this year, since the Company now it’s own company.

The Company’s operations are currently financed through various loans.  Management has taken action to strengthen the Company's working capital position and generate sufficient cash to meet its operating needs.  In addition, the Company also anticipates generating more revenue through its proposed mergers and acquisitions.  No assurances can be made that management will be successful in achieving its plan or that additional capital will be available on a timely basis or at acceptable terms.

Significant Accounting Policies

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Note 2 of the Notes to Consolidated Financial Statements describes the significant accounting policies used in the preparation of the consolidated financial statements. Certain of these significant accounting policies are considered to be critical accounting policies, as defined below.

A critical accounting policy is defined as one that is both material to the presentation of our financial statements and requires management to make difficult, subjective or complex judgments that could have a material effect on our financial condition and results of operations. Specifically, critical accounting estimates have the following attributes: 1) we are required to make assumptions about matters that are highly uncertain at the time of the estimate; and 2) different estimates we could reasonably have used, or changes in the estimate that are reasonably likely to occur, would have a material effect on our financial condition or results of operations.

Estimates and assumptions about future events and their effects cannot be determined with certainty. We base our estimates on historical experience and on various other assumptions believed to be applicable and reasonable under the circumstances. These estimates may change as new events occur, as additional information is obtained and as our operating environment changes. These changes have historically been minor and have been included in the consolidated financial statements as soon as they became known. Based on a critical assessment of our accounting policies and the underlying judgments and uncertainties affecting the application of those policies, management believes that our consolidated financial statements are fairly stated in accordance with accounting principles generally accepted in the United States, and present a meaningful presentation of our financial condition and results of operations. We believe the following critical accounting policies reflect our more significant estimates and assumptions used in the preparation of our consolidated financial statements:

Stock-Based Compensation

SFAS No. 123 prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights. SFAS No. 123 requires compensation expense to be recorded (i) using the new fair value method or (ii) using the existing accounting rules prescribed by Accounting Principles Board Opinion No. 25, “Accounting for stock issued to employees” (APB 25) and related interpretations with proforma disclosure of what net income and earnings per share would have been had the Company adopted the new fair value method. The Company has chosen to account for stock-based compensation using Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and has adopted the disclosure only provisions of SFAS 123.  Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee is required to pay for the stock.

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of SFAS 123 and the Emerging Issues Task Force consensus in Issue No. 96-18 ("EITF 96-18"), "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services". Valuation of shares for services is based on the estimated fair market value of the services performed.

Off-Balance Sheet Arrangements

As of September 30, 2006 and during the quarter then ended, we had no off-balance sheet arrangements reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Item 3.   Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have concluded, based on an evaluation conducted as of September 30, 2006, that our disclosure controls and procedures have functioned effectively so as to provide those officers the information necessary whether:

•

This quarterly report on Form 10-QSB contains any untrue statement of a material fact or omits to state a material fact necessary to make the statements made, in light of the circumstances under which those statements were made, not misleading with respect to the period covered by this quarterly report on Form 10-QSB, and

•

the financial statements, and other financial information included in this quarterly report on Form 10-QSB, fairly present in all material respects our financial condition, results of operations and cash flows as of, and for, the periods presented in this quarterly report on Form 10-QSB.

There have been no significant changes in our internal controls or in other factors since the date of the Chief Executive Officer’s and Chief Financial Officer’s evaluation that could significantly affect these internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II – OTHER INFORMATION

Item 1.   Legal Proceedings

To the knowledge of the officers and directors of the Company, neither the Company nor any of its officers or directors is a party to any material legal proceeding or litigation and such persons know of no material legal proceeding or litigation contemplated or threatened. There are no judgments against the Company or its officers or directors. None of the officers or directors has been convicted of a felony or misdemeanor relating to securities or performance in corporate office.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

During the third quarter of 2006, we had not sold any equity securities that were not registered under the Securities Act.

Item 3.   Defaults Upon Senior Securities

There were no material defaults with respect to any of our indebtedness during the third quarter of 2006.

Item 4.   Submission of Matters to a Vote of Security Holders

Item 5.   Other Information

Audit Committee

The Company’s board director, Leo Dembinski, serves as the Company’s Audit Committee and Compensation Committee.  The Sarbanes-Oxley Act of 2002  (“Sarbanes-Oxley Act”) and proposed U.S. Securities and Exchange Commission Rules currently under review to implement the Sarbanes-Oxley Act impose certain standards on listed companies relative to the maintenance and operations of Board of Directors Audit Committees, including but not limited to the requirement that Audit Committees be appointed, that membership of such committees comprise only independent directors, that a financial professional be among the membership of such committee and that such committee be afforded an adequate operating budget and be able to employ independent professional advisors.  The Sarbanes-Oxley Act also requires that the Audit Committee oversee the work of a company’s outside auditors and that the outside auditors be responsible to the Audit Committee.  At this time, the Company is in compliance with the requirements of the Sarbanes-Oxley Act as they relate to independent Board of Directors Audit Committees.

Item 6.   Exhibits and Reports on Form 8-K

(a)

Exhibits

Exhibit 15.1

Report of Independent Registered Public Accounting Firm

Exhibit 31.1

Certification of the Chief Executive Officer of Eastbridge Investment Group Corp. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2

Certification of the Chief Financial Officer of Eastbridge Investment Group Corp. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1

Certification of the Chief Executive Officer and Chief Financial Officer of Eastbridge Investment Group Corp. pursuant to Section 906 of the Sarbanes Oxley Act of 2002

(b)

Reports on Form 8-K

During the third fiscal quarter of 2006, we have not filed Form 8-Ks.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EastBridge Investment Group Corporation.

Date

August 16, 2006

/s/ Keith Wong

Keith Wong, Chief Executive Officer

Date: November  20, 2006