Form 10QSB/A
period 2006-09-30
EastBridge Investment Group Corp
filed 2006-12-05
CIK 1378624

10QSB 1 form10qsb.htm FORM 10-QSB

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB/A

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

EastBridge Investment Group Corporation

(Formerly ATC Technology Corporation)

(A Development Stage Company)

Balance Sheets (Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$ 1,032
Total current assets	1,032

Deposits	1,828

Total assets	$ 2,861

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$ 365,853
Due to officers	446,273
Other current liabilities	19,300
Total current liabilities	831,426

Contingencies	-

Stockholders' equity:
Common stock, no par value; 300,000,000 shares authorized;
98,339,392 issued and outstanding	1,325
Additional paid-in-capital	1,932,617
Accumulated deficit	(2,762,507)
Total stockholders' equity	(828,565)
Total liabilities and stockholders' equity	$ 2,861

See Accountants' Review Report

EastBridge Investment Group Corporation

(Formerly ATC Technology Corporation)

(A Development Stage Company)

Statements of Operations (Unaudited)

	For the 3 months ended		For the 9 months ended
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
From discontinued operations:
Revenues from discontinued operations
Sales	-	7,625	5,370	15,424
Cost of sales from discontinued operations	-	-	968	96
Gross profit from discontinued operations	-	7,625	4,402	15,328

Expenses from discontinued operations:
Salaries and wages	70,438	70,438	211,313	176,187
Professional services	4,315	3,460	7,930	9,615
General and administrative	3,394	2,727	11,943	53,363
Total operating expenses	78,146	76,624	231,185	239,164
Loss from discontinued operations	(78,146)	(68,999)	(226,783)	(223,836)

Net loss	$ (78,146)	$ (68,999)	$(226,783)	$ (223,836)

Net income (loss) per share - basic and diluted:
Net loss	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted average number
of shares outstanding - basic and diluted	98,339,392	98,339,392	98,339,392	98,339,392

See Accountants' Review Report

EastBridge Investment Group Corporation

(Formerly ATC Technology Corporation)

(A Development Stage Company)

Statements of Cash Flow (Unaudited)

	For the 9 months
	Ended September 30,
	2006	2005
Cash flows from operating activities:
Net loss from continuing operations	$ (226,783)	$ (223,837)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	-	4,755
(Increase) decrease in other assets and prepaid expenses	-	(540)
Increase in accounts payable & acc exp	27,563	(232,607)
Increase in due to officers	198,450	(61,250)
Net cash used in operating activities	(771)	(513,479)
Cash flows from financing activities:
Advances from related parties	-	517,514
Net cash provided by financing activities	-	517,514
Net increase (decrease) in cash	(771)	4,035
Cash and cash equivalents, beginning of period	1,803	1,225
Cash and cash equivalents, end of period	$ 1,032	$ 5,260

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

NOTE 4 – OTHER CURRENT LIABILITIES

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

General and Administrative:

Total general and administrative expenses were $11,943 and $53,363 for the nine months ended September 30, 2006, and 2005, respectively.  The decrease is primarily due to the decreased activity of the Company.  Professional services were $7,930 and $9,615 for the comparable periods.  During the current nine months the Company accrued salaries of $211,313, as compared to $176,187 of salaries in the first nine months last year.  Salaries increased due to the re-instatement of employment contracts for executives as the Company transitioned into its new line of business.

Net Loss:

Net loss for the nine months ended September 30, 2006 was $226,783, compared to a net loss of $223,836 for the same period in 2005, which is equivalent to ($0.00) for both of the respective periods, based on the weighted average number of basic and diluted shares outstanding.  The net loss is comparative in both years, as the level of the Company’s activity has been relatively the same as product sales are being phased out.

Liquidity and Capital Resources

The Company had cash and cash equivalents of $1,032 and $5,260 as of September 30, 2006 and 2005, respectively.

The Company's operating activities used $771 and $513,479 in the nine months ended September 30, 2006 and 2005, respectively.  The difference is mainly attributable to the decrease in accounts payable and accrued expenses in the prior year, and an increase in amounts due to officers in the current year.

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

Date: December 5, 2006