Form 10KSB
period 2006-12-31
EastBridge Investment Group Corp
filed 2007-04-12
CIK 1378624

10KSB/A 1 form10ksba20051231.htm FORM 10-KSB

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the fiscal year ended December 31, 2006

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from __________ to __________

EastBridge Investment Group Corporation, Inc.

(Name of small business issuer in its charter)

Arizona, United States

(State or other jurisdiction of incorporation or organization)

86-1032927

(I.R.S. Employer Identification No.)

2101 East Broadway Street, Unit 30, Tempe, Arizona 85282

(Address of principal executive offices)

(480) 966-2020

(Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act:   None

Securities registered under Section 12(g) of the Exchange Act:   Shares of common stock, no par value

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.          Yes [X]       No [  ]

Disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.          [  ]

Indicate by check mark whether the registrant is a shell company.          Yes [  ]          No [X]

State issuer’s revenues for its most recent fiscal year:    $5,370

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days:  There currently is no public market for our common stock.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:    As of December 31, 2006, 100,467,802 shares of no par value common stock

Documents incorporated by reference:   None

Transitional Small Business Disclosure Format (Check one):          Yes [  ]       No [X]

Cautionary Statement

EastBridge Investment Group Corporation, Inc. (the “Company” and sometimes “we,” “us,” “our” and derivatives of these words) is including the following discussion to inform existing and potential security holders generally of some of the risks and uncertainties that can affect us.  Statements made in this Annual Report on Form 10-KSB may be forward-looking statements.  In addition, from time to time, we may otherwise make forward-looking statements to inform existing and potential security holders about the Company.  These statements may include projections and estimates concerning the timing and success of specific projects and our future income, expenses and capital spending.  Forward-looking statements are generally accompanied by words such as “estimate,” “project,” “predict,” “believe,” “expect,” “anticipate,” “plan,” “goal” or other words that convey the uncertainty of future events or outcomes.  In addition, except for the historical information contained in this report, the matters discussed in this report are forward-looking statements.  These statements by their nature are subject to certain risks, uncertainties and assumptions and will be influenced by various factors.  Should any of the assumptions underlying a forward-looking statement prove incorrect, actual results could vary materially.

PART I

Item 1.

Description of Business

Business Development

EastBridge Investment Group Corporation (formerly known as ATC Technology Corporation) (the "Company" or “EastBridge”) was incorporated in the state of Arizona on June 25, 2001.  The Company’s principle activity, through June 30, 2005, was to manufacture mobile entertainment products, including VidegoTM, MoviegoTM and GamegoTM.  The VidegoTM and MoviegoTM are car theater systems available to consumers. The GamegoTM provides a means to play video game consoles made by Sony, Microsoft and Nintendo, in the car, RV, SUV, van or boat with attachable viewing monitors.

On August 23, 2002, the Company, known as ATC Technology Corporation at the time, entered into an agreement with Providential Holding, Inc. (PHI) to sell all the issued and outstanding shares of the Company for certain valuable consideration in the form of PHI stock and promissory notes.  Due to PHI’s defaults on certain obligations from the August 23, 2002 agreement to Keith Wong, Norm Klein, HPE and Fogel International, on July 21, 2003, PHI agreed to issue its convertible promissory notes to Wong, Klein, HPE and Fogel International (representing Lawrence M. Fogel, Ian Subel and Lynelle Berkey) in exchange for certain of the obligations of ATC owed to each of them and to provide additional capital to ATC. However, the transactions agreed upon on July 21, 2003 were not consummated with the result that ATC still owed substantial amounts to Wong, Klein, HPE and Fogel International, all of whom also had claims against PHI based on the July 21, 2003 agreement. ATC also owed PHI substantial sums. In addition, ATC owed Wong accrued, but unpaid salary, reimbursement for travel expenses incurred by him for the benefit of ATC and monies advanced by him to ATC as emergency loans to permit ATC to remain in business. ATC was authorized to issue 300,000,000 shares of common stock. 100,000,000 shares were issued and outstanding. On July 20, 2004 PHI distributed 20,000,081 shares of ATC common stock to 1,600 PHI shareholders as a special dividend from PHI, which wholly owned ATC. The remainder of ATC’s issued and outstanding shares of common stock, 79,999,919 shares, were held by PHI.

On June 30, 2005, ATC and PHI, agreed to a financial and ownership restructuring and executed a formal agreement to return the majority ownership of the Company to current majority shareholders of EastBridge in exchange for a forgiveness of notes and obligations owed to them.  As a result of the re-structuring, PHI became a minority shareholder and the current creditors and officers of EastBridge became the majority shareholders as a group.  The newly structured Company decided to change its name to EastBridge Investment Group Corporation effective August 1, 2005.

In 2005, EastBridge decided to exit the mobile video game market and dedicate itself to providing financial related services in Asia, with a strong focus on the high GDP growth countries and territories such as Hong Kong, China, Macao, Taiwan, and India. The Company recently began offering its financial services in China.

As of April 11, 2007, the Company has entered into separate definitive listing agreements with three Chinese companies, engaged in unrelated industries.

On November 23, 2006, the Company entered into a listing agreement with Amonics Limited ("Amonics"), a company registered in Hong Kong. Under the agreement, the Company agrees to assist Amonics become listed as a reporting company in the United States within eighteen months from the execution date of contract. The Company agrees to pay for certain legal, auditing, IR/PR, and advisory costs in conjunction with the listing process. Amonics issued 15% of its outstanding common stock to the Company as consideration for its services on the execution date of the contract. The shares are restricted stock and bound by the auspices of Rule 144. If the Company fails to list the client as a reporting company by May 23, 2008 (18 months after the execution date of contract), the Company agrees to sell all the shares back to the client for a nominal cost of $1.00 (USD), unless the parties mutually agree to an extension.

On December 3, 2006, the Company entered into a listing agreement with Tianjin Hui Hong Heavy Steel Construction Co., Ltd ("Tianjin"), a company registered in China. Under the agreement, the Company agrees to assist Tianjin become listed as a reporting company in the United States within eighteen months from the execution date of contract. The Company agrees to pay for certain legal, auditing, IR/PR, and advisory costs in conjunction with the listing process. Tianjin issued 15% of its outstanding common stock to the Company as consideration for its services on the date of execution of the contract. The shares are restricted stock and bound by the auspices of Rule 144. If EastBridge fails to list the client as a reporting company by June 3, 2008 (18 months after the execution date of contract), the Company agrees to sell all the shares to the client for a nominal cost of $1.00 (USD), unless the parties mutually agree to an extension.

On January 6, 2007, the Company entered into a listing agreement with Ning Guo Shunchang Machinery Co., Ltd. ("Ning Guo"), a company registered in China. Under the agreement, the Company agrees to assist Ning Guo become listed as a reporting company in the United States. The Company agrees to pay for certain legal, auditing, IR/PR, and advisory costs in conjunction with the listing process.  Ning Guo issued 20% of their company’s common stock to the Company as consideration for its services on the date of execution of the contract. The shares are restricted stock and bound by the auspices of Rule 144. If EastBridge fails to list the client as a reporting company July 5, 2008 (eighteen months from the execution date of the contract), the Company agrees to sell all the shares to the client for a nominal cost of $1.00 (USD), unless the parties mutually agree to an extension.

As mentioned above, the Company has agreed to finance the legal, auditing, IR/PR, and advisory costs associated with the listing process. In order to finance the costs associated with the listing process, the Company plans to obtain unsecured loans from its officers, directors, private investors and banks. The Company's officers, Keith Wong and Norm Klein, have indicated their willingness to continue providing unsecured loans to the Company, as they have done so in the past. However, there is no guarantee that any of the loans, including those from Keith Wong and Norm Klein, would be made available to the Company.

The Company anticipates generating meaningful revenues from these business relationships when the clients become reporting companies and their shares begin trading in the public market.

The Company plans to offer its services in Chinese territories, including Hong Kong, China, Macao, and Taiwan, and India.

The Company’s products are financial services that help small-to-medium-sized companies obtain capital to grow their business.  The Company’s financial services will be in the form of small public offerings, Joint Ventures, Wholly Foreign Owned Enterprises, assistance with Guaranteed Return Ventures, investment banking, financial advisory services or any other financial services allowed by the local government and in compliance with the Securities and Exchange Commission regulations. Under a Guaranteed Return Venture agreement, EastBridge will invest its intellectual capital in an enterprise through knowledge, or good will. In return, the enterprise will provide a written guarantee that EastBridge will receive a certain percentage of its profits. Further, the enterprise will guarantee that it will pay a specified minimum profit to EastBridge. If the enterprise fails to do so, EastBridge will be entitled to its total profit in any agreed period of interest.

EastBridge will not be an investment company under definition of the Investment Company Act of 1940. Under the Act, an “investment company means any issuer which is or holds itself out as being engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting, or trading in securities”. The Company does not buy its clients shares with cash, but accepts the client’s shares in lieu of cash as consideration for its services. Further, since the Company will not be investing, reinvesting, nor trading in its clients’ securities, it does not fall within the definition of an investment company under the Act.

The Company will also provide marketing, sales, and strategic planning services for its clients to assist them in entering the United States market.

EastBridge maintains a company website at: www.EbigCorp.com, the contents of which are not a part of this filing.

Overview

Our business plan is to provide financial services, including public offering guidance, joint venture, and merchant banking advice to small-to-medium-sized businesses in Chinese territories and India. Through the public offering guidance service, the Company will consult with its clients in investor relations, public relations, and will provide details on marketing, sales, and strategic planning services. Specifically, the Company will provide its clients with valuable information about the U.S. stock market, and its general entry requirements. Further, the Company will advise its clients on the pertinent information about U.S. investors before becoming reporting companies.

Our operations are divided into individual business units by industry such as Electronics, Real estate, Auto, Metal, Energy, Environmental, Bio Science and Food Retail Distribution units.

Our target clients are mostly in the Chinese territories and India. We search for deals where we can help the clients enhance their hidden values through our participation. Keith Wong (President and Chief Executive Officer) and Norman Klein (Chief Financial Officer) each has over twenty years of experience in the industrial, sales and financial industries. (See Directors and Executive Officers.)

As stated above, we recently began offering our services in China.  We plan to expand into other Chinese territories, such as Hong Kong, Macao and Taiwan, and then into India in the later part of 2007.

Though we focus on opportunities that can create value for both our shareholders and clients, we cannot provide any assurance that such opportunities will create value for our shareholders, or otherwise increase the value of their investment in the Company.

Products and Marketing

Our main business plan is to provide listing service advice, access to joint ventures, and corporate merchant banking services to the small businesses in China and India. Our potential income sources are derived from the following:

a) Earning fees and stock equity in the companies we represent;

·

Depending on the circumstances, we may either charge fees, accept notes or equity, or a combination of the above for our services. These services may include, but are not limited to, strategic consultations regarding mergers and acquisitions, public relations, and investor relations.

The Company does not plan to become a registered broker or dealer under the Securities and Exchange Act of 1934.

Since EastBridge will accept stock equity in lieu of cash as consideration for its service, it will not be effecting securities transactions for accounts of others, and is not a broker.

Further, a “Dealer” means “any person engaged in the business of buying and selling securities for such person’s own account through a broker or otherwise”. Again, the stock issuance is a method of payment from the clients, and the Company will not be involved in buying and selling its clients securities for the company’s own account.

The Company’s method of receiving payment would not qualify it as neither a “broker” nor “dealer” under the Securities and Exchange Act of 1934.

b) Cash income by operating joint ventures with local partners

·

We look for local partners that we can help by arranging for start up capital or business management expertise, or both in return for an equity position, or possibly a share of any cash distribution in the joint ventures;

c) Fees earned in providing merchant banking services to small Asian companies to access US funds.

·

We will serve as consultants and advisors to these companies to obtain loans, find business partners, find merger candidates or listing feasibility studies.

Business Strategy

We believe that in the next ten years, China and India will have the potential to remain as leaders in GDP growth. We search for small to medium sized companies that have demonstrated either a steady income stream or are ready to launch a commercially exciting new product that offers substantial growth in market share for the next five years. Further, we believe that Mr. Wong’s and Mr. Klein’s extensive business experience in Asia will allow the Company to concentrate on the clients in that region, who can take advantage of our unique services.

Competition

At this time, the Company is unable to locate any other Companies that offer similar services in Chinese territories and India.

The Company believes that larger investment firms may find the smaller Asian companies to be uneconomical for their resource investment, Further, the smaller companies may lack the knowledge capital to penetrate the barriers because of geographical, political, linguistic, cultural, or economy-of-scale reasons. However, the major brokerage and financial service companies, as well as some smaller companies, have competent advertising and marketing capabilities. Thus, we anticipate that we may not be able to compete effectively against such companies in the future.

In due time, the expected higher returns on investment in China and India may attract new competitors. However, due to the market size of China and India, a handful of new competitors may provide potential benefit for the industry.

Industry and Customers

There are a combined total of about 600,000 small-to-medium-sized companies in China and India. There are over 400,000 small businesses in China alone and the numbers are growing at a fast pace.

Patents, Trademarks, License, Franchises, Concessions, Royalty Agreements or Labor Contracts, Including Duration

Employment Agreement with Keith Wong

On June 1, 2005, we entered into the employment agreement with Keith Wong, our President and Chief Executive Officer. The agreement provides for annual compensation in the amount of $240,000, effective June 1, 2005.

Mr. Wong’s agreement contains confidentiality, non-compete, and good faith cooperation covenants. The agreement may be terminated by either party with or without cause and without prior notice subject to the termination provisions in his agreement.

Employment Agreement with Norm Klein

On June 1, 2005, we entered into the employment agreement with Norm Klein, our Chief Financial Officer, Chief Operating Officer and Investor Relations Officer. The agreement provides for annual compensation in the amount of $84,000, effective on June 1, 2005 and will be increased to an annual compensation of $180,000, effective January 1, 2007.

Mr. Klein’s agreement contains confidentiality, non-compete and good faith cooperation covenants. The agreement may be terminated by either party with or without cause and without prior notice subject to the termination provisions in the agreement

Government Approval and Regulation of Industry

The Company faces risks posed by any adverse laws and regulations affecting our business plans that may be enacted by the U.S. and foreign governments. In order to conduct our business in China and India, we will need to obtain some or all of the following licenses, approvals and/or concessions from the country we are in: Business registration, Tax certificate, Right to conduct Business Certificate, Employment Approval, Residency Approval, Asset Appraisal, Acquisition Approval, Import/Export License and Foreign Remission Approval. The list is subject to additions, dependant on a particular business sector we decide to enter into in China or India. We are subject to government approvals and concessions. There are no proclamations that we need to obtain all of the approvals and licenses above; nor is there a guarantee that we will obtain any of the approvals and licenses when we are required to do so.

Research and Development

Keith Wong and Norm Klein have spent about $62,000 in travel expenses to Asia for business development.

Workforce

We now have two full-time employees. Once we are able to generate income or obtain a loan, we plan to have five full-time employees in Beijing, China and three full-time employees in Phoenix, Arizona. In the latter part of 2007, we plan to set up another field office in Mumbai, India. Since we are a knowledge-based financial services company, we do not plan to maintain a large work force.

However, there is no assurance that we will be able to generate income or obtain a loan to expand our work force.

Code of Ethics

We have adopted a "Code of Ethics for Directors, Officers and Employees" that applies to all employees, including our executive officers. A copy of our Code of Ethics for Directors, Officers and Employees was filed with the Securities and Exchange Commission as Exhibit 14.1 to the Registration Statement, filed October 31, 2006.

Item 2.

Description of Property

Our executive office is located at 2101 E. Broadway St., #30, Tempe, Arizona 85282. We lease these facilities, consisting of approximately 300 square feet, for $ 527.48 per month. The term of our lease is on a Month-to-Month basis.

The aforesaid properties are in good condition and we believe they will be suitable for our purposes for the next 12 months.  There is no affiliation between us and any of our principals or agents and our landlords or any of their principals or agents.

Item 3.

Legal Proceedings

We are not a party to any legal proceedings, nor are we aware of any proceedings contemplated by a governmental authority.

Item 4.

Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of 2006.

Part II

Item 5.

Market for Common Equity and Related Stockholder Matter

Market Information

There currently is no public market for our common stock.   Private sales or transfers are permitted under the respective state and Federal securities laws, subject to compliance with exemptions set forth under the respective statutory guidelines.

Holders

As of December 31, 2006, we had about 1600 stockholders of record.

Dividend Policy

Holders of the Company’s Common Stock are entitled to receive cash or stock dividends should they be declared by the Board of Directors, out of funds legally available for distribution.  Any such dividends may be paid in cash, property or shares of the Company’s or Company’s subsidiary’s common stock.  The Company has not paid any cash dividends since its inception, and it is not likely that cash dividends on its Common Stock will be declared at any time in the foreseeable future.  Any dividends will be subject to the discretion of the Company’s Board of Directors, and will depend upon, among other things, the operating and financial condition of the Company, its capital requirements and general business conditions.  Therefore, there can be no assurance that any dividends on the Company’s Common Stock will be paid in the future.

Securities Authorized for Issuance Under Equity Compensation Plans and Individual Compensation Arrangements

The following table shows information as of December 31, 2006 with respect to each equity compensation plan and individual compensation arrangements under which our equity securities are authorized for issuance to employees or non-employees.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders	N/A	N/A	N/A
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	N/A	N/A	N/A

Shares Eligible for Future Sale

To date, there has been no public market for our common stock. In the event a public market for our shares develops, future sales of substantial amounts of our common stock in the public market could adversely affect prevailing market prices from time to time. Further, since only a limited number of shares will be available for sale shortly after this offering because of certain contractual and legal restrictions on resale described below, sales of substantial amounts of our common stock in the public market after the restrictions lapse could adversely affect the then-prevailing market price and our ability to raise equity capital in the future.

Sales of Restricted Shares

As of December 31, 2006, we have issued and outstanding an aggregate of 100,467,802 shares of common stock.

From the 100,467,802 shares, 98,339,392 shares have already been outstanding for more than twelve months and are, pending satisfaction of certain pre-requisites, eligible for partial sale or transfer under the auspices of Rule 144.

Rule 144

Under Rule 144 as currently in effect, a stockholder who has beneficially owned restricted securities for at least one year and has complied with the requirements described below would be entitled to sell, upon the expiration of any private lock-up agreements described below, some of that stockholder’s shares within any three-month period. That number of shares cannot exceed the greater of one percent of the number of shares of our common stock then outstanding, which will result in a sales limitation of approximately 1,004,678 shares. Sales under Rule 144 are also restricted by manner of sale provisions, notice requirements and the availability of current public information about us. Rule 144 also provides that our affiliates who are selling shares of our common stock that are not restricted shares must nonetheless comply with the same restrictions applicable to restricted shares with the exception of the holding period requirement.

Under Rule 144(k), a person who is not deemed to have been one of our affiliates at any time during the 90 days preceding a sale and who has beneficially owned the shares proposed to be sold for at least two years is entitled to sell those shares without complying with the manner of sale, public information, volume limitation or notice provisions of Rule 144. Accordingly, these shares may be sold without restriction immediately upon the expiration of the lock-up agreements described below.

Lock-up Agreements

Each of the major shareholders, Keith Wong, High Performance Edge, LLC., Norm Klein, and Providential Holdings, Inc. have agreed to limit the number of shares sold in their portfolio to a fixed percentage for the period of 12 months following the effectiveness our registration statement. The Company’s registration statement on Form 10SB became effective on March 8, 2007, when the Commission reached its no-comment stage after review. .

During the first 12 months following the effectiveness of our registration statement, each major shareholder will limit the number of shares sold in their portfolio to the following fixed percentage for each month. The number of shares that may be sold each month is calculated by multiplying the maximum fixed percentage allowed for that month times the initial gross number of shares owned by each shareholder.

Month 1: 1.0%

Month 2 and 3: 2.5%

Month 4: 5.0%

Month 5 and 6: 7.0%

Months 7-12: 10.0%

Twelve months after the Company completed their registration, there will be no restrictions.

Aside from the Lock-up agreements above, the major shareholders named in the lock up agreement, understand that the maximum number of shares allowed to be sold is limited by Rule 144 at any given time.

(See Exhibit 4.1)

The Company believes that Keith Wong, High Performance Edge, LLC., Norm Klein, and Providential Holding, Inc. are affiliates of the Company.

Rule 144 also provides that our affiliates who are selling shares of our common stock that are not restricted shares must nonetheless comply with the same restrictions applicable to restricted shares with the exception of the holding period requirement. Thus, Keith Wong, High Performance Edge, LLC., Norm Klein, and Providential Holdings, Inc. will be subject to the one percent limitations of the Rule 144 even after the expiration of the Lock-up agreement.

Recent Sales of Unregistered Securities

The following information is given with regard to unregistered securities sold during the year ended December 31, 2006, including the dates and amounts of securities sold, the persons to whom we sold the securities, the consideration received in connection with such sales and, if the securities were issued or sold other than for cash, the description of the transaction and the type and amount of consideration received.

Effective the fourth quarters of 2006, all debts owed to officers, Keith Wong and Norm Klein, have been converted to equity through a board resolution.  The conversion rate was determined at $0.30 of debt for one share of EastBridge stock. The Company issued 1,655,077 shares to Keith Wong and 473,333 shares to Norm Klein. The shares issued to Keith Wong and Norm Klein are restricted securities and that amount is listed on the balance sheet as “stock to be issued”. Prior to this conversion, the loans from the officers carried an interest rate ranging from 12% to 18%, and matured in one year. The loans were overdue. The total debt owed to Keith Wong and Norm Klein before the conversion was $ 638,523.

1

Item 6.

Management’s Discussion and Analysis or Plan of Operations

Plan of Operations

The Company will focus on providing financial services to clients in China during the first twelve months of operation.  These services will focus on assisting the clients in becoming public companies in various U.S. stock markets, providing merchant banking services and performing joint ventures with our partners. In return, we will receive cash fees and stock equity from the services rendered.  Since we are a finance service company, we do not expect to require a large staff. The fees from our merchant banking services and joint venture income are expected to be sufficient to support our day to day expenses in the second half of 2007.

The Company will maintain offices in both the United States (Phoenix, Arizona) and China (Beijing).  Initially, the company will begin with two employees, Keith Wong, the company’s CEO and President and Norm Klein, the company’s CFO and COO.  As the company grows, by adding new clients in China, we will expand each office with additional employees to service our clients and comply with accounting and legal requirements for our corporation.

Messrs Wong and Klein will continue to research small to medium sized companies in China to increase our client base.  We will continue to focus on Chinese companies that are both profitable and have a strong possibility for growth in the near future.  After our first year of operation, we will begin expanding and providing similar services to small to medium sized companies in India.

Messrs Wong and Klein will continue providing the necessary loans to the Company to meet its operational needs in 2007. The salaries and wages for the officers will continue to be accrued.  We will also seek funds from the various accredited investors mainly to pay for the salaries and wages for the officers and new employees.

We do not expect to need additional equipment for 2007 and 2008, nor do we expect to spend any significant amount on any product research and development.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Revenues:

The Company generated $ 5,370 from discontinued operations for the year ended December 31, 2006, as compared to $15,904 for the year ended December 31, 2005. This decrease is mainly due to discontinuation of the Company’s previous mobile video game business. The Company generated $ 0 and $ 0 from continued operations for the years ended December 31, 2006 and December 31, 2005, respectively.

Operating Expenses:

The Company incurred total operating expenses of $ 400,172 for the year ended December 31, 2006 as compared to $ 304,752 for the year ended December 31, 2005. The increase was primarily due to travel expense to China to execute the Company’s new business focus.

Net income (loss) from discontinued operations:

The Company had net loss from operations of $ (395,770) for the year ended December 31, 2006 as compared to a loss from operations of $ (288,944) for the year ended December 31, 2005.

Net income (loss) from continuing operations:

The Company had net income from continuing operations of $ 19,356 for the year ended December 31, 2006 as compared to a loss of $ (9,082) for the year ended December 31, 2005.

Net income (loss):

The Company had net loss of $ (376,414) for the year ended December 31, 2006 as compared to a net loss of $ (298,026) for the year ended December 31, 2005.

Liquidity and Capital Resources

In the years ended December 31, 2006 and December 31, 2005, we had cash and cash equivalents of $ 45,539 and $ 1,803, respectively.

Our operating activities used $ 43,736 and $ (516,936) in years ended December 31, 2006 and 2005, respectively. Changes in accounts payable and accrued expenses increased from $ 338,290 in 2005 to $ 387,040 in 2006.

Cash provided from financing activities decreased to $ 0 in December 2006 from $ 517,514 in December 2005, primarily due to the restructure agreement signed on 6/30/05 and the board resolution issued in the fourth quarter of 2006 which issued stock for the monies owed to Messrs Wong and Klein.

Our operations are currently financed through various loans. Management has taken action and is formulating additional plans to strengthen the Company's working capital position and generate sufficient cash to meet its operating needs. In addition, the Company also anticipates generating more revenue through its proposed new business plan. No assurances can be made that management will be successful in achieving its plan or that additional capital will be available on a timely basis or at acceptable terms.

The cash needs of the Company are currently met by the loans from Keith Wong and Norm Klein. Between July 1, 2005 and June 30, 2006, Keith Wong has loaned $ 5,700 to the Company and Norm Klein has loaned $ 9,000 to the Company. The loans were made as unsecured loans to the Company. As of September 30, 2006, the total money owed to Keith Wong is $ 52,295, and to Norm Klein is $ 9,000. The Company expects to repay the loans when it has surplus cash available.

As a public company, Management expects annual costs of $ 40,000, $20,000 and $10,000 for its legal, accounting and miscellaneous fees, respectively. Management is in discussion with accredited investors to grant loans to the Company or invest in stock equity or any other security mutually agreed.

Prior to the Company’s ability to generate steady cash income, the Company plans to pay the accrued salaries and wages to its employees and officers using the company’s common stock. This will cause dilution.

Our auditors have expressed substantial doubt about our ability to continue as a going concern. Management is taking the following actions to improve the Company’s liquidity condition. We are talking to several investors and investment funds for either equity investments or debt funding. The officers, Keith Wong and Norm Klein, have agreed to pay for rent and utilities and to continue accruing their salaries for the next twelve months in 2007 when necessary. Keith Wong has further agreed to continue accruing his travel expenses in order to serve the Company’s existing clients and future clients. As of December 31, 2006, we began operations as a financial services company and signed up three clients for listing services and have several additional clients in the pipeline. However, there is no assurance that Management will be able to secure any outside capital during the Company’s ramp up period.

Effective the fourth quarters of 2006, all debts owed to officers, Keith Wong and Norm Klein, have been converted to equity through a board resolution.  The conversion rate was determined at $0.30 of debt for one share of EastBridge stock. The Company issued 1,655,077 shares to Keith Wong and 473,333 shares to Norm Klein. The shares issued to Keith Wong and Norm Klein are restricted securities. Prior to this conversion, the loans from the officers carried an interest rate ranging from 12% to 18%, and matured in one year. The loans were overdue. The total debt owed to Keith Wong and Norm Klein before the conversion was $638,523 and that amount was converted to stock.

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

Recent Accounting Pronouncements

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

The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005.  Earlier application is permitted for inventory costs incurred during fisca years beginning after November 23, 2004.  The provisions of FAS No. 151 will be applied prospectively.  The Company does not expect the adoption of FAS No. 151 to have a material impact on its consolidated financial position, results of operations or cash flows.

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

In March 2006 FASB issued SFAS 156, “Accounting for Servicing of Financial Assets.”  This Statement amends FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement: (1) Requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract; (2) Requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable;  (3) Permits an entity to choose ‘Amortization method’ or ‘Fair value measurement method’ for each class of separately recognized servicing assets and servicing liabilities; (4) At its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a server elects to subsequently measure at fair value; (5) Requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the Balance Sheet and additional disclosures for all separately recognized servicing assets and servicing liabilities.

This Statement is effective as of the beginning of the Company’s first fiscal year that begins after September 15, 2006. Management believes that this statement will not have a significant impact on the financial statements.

Item 7.

Financial Statements

Page
Index
Report of Independent Registered Public Accounting Firm	F-1
Balance Sheets	F-2
Statements of Cash Flows	F-3
Statements of Operations and Deficit	F-4
Statements of Stockholders’ Equity (Deficit)	F-5
Notes to the Consolidated Financial Statements	F-6-F-8

Item 8.

Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 8A

    Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that the information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that a company files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Our Chief Executive Officer and Chief Financial Officer have concluded, based on an evaluation conducted within 90 days prior to the filing date of this annual report on Form 10-KSB, that our disclosure controls and procedures have functioned effectively so as to provide those officers the information necessary whether:

this annual report on Form 10-KSB contains any untrue statement of a material fact or omits to state a material fact necessary to make the statements made, in light of the circumstances under which those statements were made, not misleading with respect to the period covered by this annual report on Form 10-KSB, and the financial statements, and other financial information included in this annual report on Form 10-KSB, fairly present in all material respects our financial condition, results of operations and cash flows as of, and for, the periods presented in this annual report on Form 10-KSB.

There have been no significant changes in our internal controls or in other factors since the date of the Chief Executive Officer's and Chief Financial Officer's evaluation that could significantly affect these internal controls, including any corrective actions with regards to significant deficiencies and material weaknesses.

Other Information

There was no material information during the fourth quarter of 2006 not previously reported.

Item 8B

PART III

Item 9.

Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

Management and Board of Directors

The following table sets forth the name, age and position of each of our directors and executive officers as of December 31, 2006:

Name	Age	Position(s) With the Company	Position Held Since	Director Since/During
Keith Wong	52	President, CEO, and Director	June, 2001	June, 2001

Norm Klein	56	CFO, COO, IRO, and Director	June, 2001	June, 2001

Leo Dembinski	63	Director	July, 2005	July, 2005

The following is a brief description of the business experience during the past five years of each of the above-named persons:

Keith Wong – President, Chief Executive Officer, and Director

Mr. Wong brings 22 years of experience in sales, business management, finance, manufacturing, Asian suppliers and Asian business networks.

Since 2001, Mr. Wong has acted as the President and CEO of ATC Technology Group, which later became EastBridge Investment Group Corporation.

From 1989 to 2001, Mr. Wong was the President and CEO of Amtel International Corporation, where he built the company into a leader in selling promotional TV and small appliances. This company designed and imported televisions and small appliances from Asia.  Mr. Wong built this company from scratch and increased sales from zero to more than $8,000,000 per year.  This company provided valuable experiences to Mr. Wong in the electronics business in working with international suppliers and several top U.S. chain stores including Kmart and Wal-Mart. Amtel won much acclaim for its products including a design award, Innovations 2001 Design and Engineering Award, from the Industrial Society of America and the Consumer Electronics Association.

From 1986 to 1989, Mr. Wong was a sales executive with Coherent, Inc. for Asia-Pacific for four years. Mr. Wong demonstrated his management capabilities in Asia. Prior to his sales experience, Mr. Wong was an electronics design engineer for several high tech companies including ComputerVision, Tektronix and General Electric, where he was awarded with the prestigious Ed Woll’s Young Engineer Award in 1980 for his efforts in improving military jet engine manufacturing.

Mr. Wong holds a Bachelors and Masters degree in electrical engineering from Rutgers University and Northeastern University, respectively. Mr. Wong successfully completed several corporate finance courses for executives from Harvard University. Mr. Wong also holds two U.S. utility patents and one U.S. design patent.

Mr. Wong is a board member of the Asian Bank of Arizona and a member of the Beijing Equity Exchange.

Norm Klein - Chief Financial Officer, Chief Operating Officer and Investor Relations Officer

Mr. Klein has over twenty years of experience working in manufacturing and process control with major companies. Mr. Klein also brings his expertise in engineering, operational leadership, and business management to EastBridge.

Since 2001, Mr. Klein has acted as the CFO, COO, and IRO for ATC Technology Group, which later became known as EastBridge Investment Group Corporation.

Since 1997, Mr. Klein has been the owner of, and consultant for High Performance Edge, Inc. The firm provides consulting services in the areas of leadership development, organization development and process improvement. The firm also provides startup management expertise for companies that want to increase sales and operational capacity. The firm's clients include Clorox, Honeywell/Allied Signal, Ingersol Rand, Durel Corporation and Dreyers Ice Cream Company.

From 1972 to 1993, Mr. Klein was employed at Procter & Gamble, where he was responsible for the operational aspects of the company’s Metamucil business. Mr. Klein provided the leadership role for a $60 million manufacturing plant expansion and managed an operating budget in excess of $30 million. Further, as a member of Procter & Gamble’s Profit and Loss team for its Hair Care business, Mr. Klein led the launch of the first shampoo and conditioner product, Pert shampoo.  This quickly grew to be a $100 million business that required extensive resources and leadership to meet consumer demand.  The successful launch propelled P&G’s hair care business to the number one position in the market based on market share.

Mr. Klein provides EastBridge with high quality business management, strategic planning and financial system development experience.  His knowledge of operations and finance will be invaluable as EastBridge expands its operational capabilities and launches new services in the near future.

Mr. Klein holds a Bachelors degree in mechanical engineering from Rose Hulman Institute and a Masters degree in business administration from University of Iowa.

Leo Dembinski, Director

Mr. Dembinski has over ten years of experience in corporate finance and corporate risk management experience. In the summer of 1990 Mr. Dembinski co-founded a planning and capital formation group: Addem and Associates Inc.

In the fall of 2000 Mr. Dembinski entered into a partnership known as High Performance Edge L.L.C (HPE).   HPE is a management consulting firm specializing in the active management of its clients companies.  HPE also acts as a private investor in some of its transactions.

Mr. Dembinski was the President of the Chicago Retail Financial Executive Association and Chairman of the Associated Merchandising Corporation, a national organization, Financial Executives Division. He was also co-chairman of the Direct Marketing Association Catalog Leaders. He served as a past director for the Bank of Lakehurst, in Waukegan, Illinois; he was a Director of The Bishop’s Lodge in Santa Fe, New Mexico. He also served as a past Director of Advanced Foods Systems, a software company.

Mr. Dembinski joined the Board of Directors of Junior Achievement of Arizona in 1985 and accepted a leadership role as Chair in 1989. Mr. Dembinski is currently Chairman of Junior Achievement of Arizona. Additionally, Mr. Dembinski is President of the Board of Trustees of the Junior Achievement Foundation. Mr. Dembinski has a B.S in Accounting from De Paul University in Chicago, Illinois and he received his Certified Public Accountant Certificate in 1970.

Audit Committee and Audit Committee Financial Expert

The functions of the Audit and Compensation Committee are: (i) to recommend the engagement of the Company's independent auditors and review with them the plan, scope and results of their audit for each year; (ii) to consider and review other matters relating to the financial and accounting affairs of the Company; and (iii) to review and recommend to the Board of Directors all compensation packages, including the number and terms of stock options, offered to officers and executive employees of the Company. The Company’s board director, Mr. Leo Dembinski serves as the Company's Audit Committee and Compensation Committee.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, and persons who own more than ten percent of a registered class of our equity securities (“10% Shareholders”), to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our common stock and other equity securities.  Officers, directors and 10% Shareholders are required by Securities and Commission regulation to furnish us with copies of all Section 16(a) forms they file.

Based solely on our review of the copies of such reports received by us, we believe that for the fiscal year ended December 31, 2006, all Section 16(a) filing requirements applicable to our officers, directors and 10% Shareholders were complied with.

Code of Ethics

We have adopted a code of ethics which applies to all our directors, officers and employees.  A copy of our “Code of Ethics and Business Conduct for Officers, Directors and Employees” is filed with the Securities and Exchange Commission as Exhibit 14.1 to the Registration Statement, filed October 30, 2006.  In the event that we make any amendments to, or grant any waivers of, a provision of our Code of Ethics and Business Conduct for Officers, Directors and Employees that applies to the principal executive officer, principal financial officer or principal accounting officer that requires disclosure under applicable Securities and Exchange Commission rules, we intend to disclose such amendment or waiver and the reasons therefor in a Form 8-K or in our next periodic report.

Item 10.

Executive Compensation

Summary Compensation Table

The following table sets forth the compensation awarded to, earned by or paid to our Chief Executive Officer, and to our most highly compensated executive officers at December 31, 2006, other than our Chief Executive Officer (collectively, the “Named Executed Officers”).  No compensation was awarded to, earned by or paid to Named Executive Officers in 2004.

Name and Principal Position	Year	Annual Compensation			Long Term Compensation
					Awards		Payouts	All Other Compen-sation ($)
					Restricted Stock Awards ($)	Securities Underlying Options / SARS (#)	LTIP Payouts ($)
		Salary ($)	Bonus ($)	Other ($)
Keith Wong	2006 2005 2004	240,000 240,000 -	- - -	$ - -	- - -	- -	- - -	$ - -
Norm Klein	2006 2005 2004	84,000 84,000 -	- - -	- -	- - -	- -	- - -	$ - -
Leo Dembinski	2006 2005 2004	- - -	- - -	$ - -	- - -	- -	- - -	- - -

______________________________________________________________________________________________

Option / SAR Grants Table

The following table sets forth information concerning individual grants of stock options made during the fiscal ended December 31, 2006 to each of the Named Executive Officers:

Name	Number of Securities Underlying Options / SARS Granted (#)	Percent of Total Options / SARS Granted to Employees in the Fiscal Year	Exercise or Base Price ($/share)	Market Price of the Underlying Security on the Date of Grant ($)	Date of Grant	Expiration Date
N/A		%	$	$

Aggregated Option / SAR Exercises in the Last Fiscal Year and Fiscal Year End Option / SAR Values

The following table sets forth, on an aggregate basis, information concerning each exercise of stock options during the fiscal year ended December 31, 2006 by each of the Named Executive Officers and the year end value of unexercised options:

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options / SARS at December 31, 2005 (#) Exercisable / Unexercisable	Value of Unexercised in-the-Money Options / SARS at December 31, 2005 ($) Exercisable / Unexercisable
N/A		$		$

Compensation of Directors:

Each director will be paid $1,000 for their participation in the Annual Board of Director’s meeting.

Item 11.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2006 with respect to compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	-	-	n/a
Equity compensation plans not approved by security holders	-	-	n/a
Total	-	-	n/a

Security Ownership of Certain Beneficial Owners

The following table provides information as of December 31, 2006 regarding beneficial stock ownership of (a) each person who is known to us to be the beneficial owner of more than 5% of any class of our outstanding voting securities, (b) each of our directors, (c) each of our Named Executive Officers, and (d) all of our directors and Named Executive Officers as a group:

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership	Percent of Class
5% Beneficial Owners
High Performance Edge, LLC.[1]	Common stock	13,166,720	13%
Providential Holdings, Inc.	Common stock	10,000,000	10%

Directors
Leo Dembinski[2]	Common stock	13,166,720	13%

Named Executive Officers
Keith Wong	Common stock	52,024,317	52%
Norm Klein[3]	Common stock	16,598,373	16%

 ____________________________________________________________________________

1.

Norm Klein and Leo Dembinski are partners of High Performance Edge, LLC along with two other partners. Mr. Klein and Mr. Dembinski each own 25% partnership interest in High Performance Edge, LLC. Thus, they beneficially own 13% (13,166,720) of the Company’s shares through their partnership interest in High Performance Edge, LLC. under the definition of “beneficial ownership” for purposes of Rule 13d-3. Further, Norm Klein individually owns 3% (3,431,653 shares) of the Company’s outstanding common stock.

2.

As mentioned, Leo Dembinski owns 25% partnership interest in High Performance Edge, LLC. Thus, the Company acknowledges that Mr. Dembinski beneficially owns 13% (13,166,720) of the Company’s shares through his partnership interest in HPE.

3.

As mentioned, Norm Klein owns 25% partnership interest in High Performance Edge, LLC. Thus, the Company acknowledges that Mr. Klein beneficially owns 16% of the Company’s shares through his partnership interest in HPE (13,166,720 shares) and individual ownership interest (3,431,653).

1

Certain Relationships and Related Transactions

Norm Klein and Leo Dembinski are partners of High Performance Edge, LLC. along with two other partners. High Performance Edge, LLC. owns 13,166,720 shares of the Company's common stock.

Item 13.

Exhibits

Index of Exhibits

The following exhibits are attached hereto or are incorporated by reference:

Exhibit Number	Description
2.1	Plan of reorganization and exchange agreement[1]
3.1	Articles of incorporation of EastBridge Investment Group Corporation[1]
3.1.2	Articles of incorporation of EastBridge Investment Group Corporation, as amended[1]
3.2	Corporate bylaws for EastBridge Investment Group Corporation[1]
4.1	Form of stock lock-up agreement[1]
10.1	Employment agreement between Eastbridge Investment Group Corporation and Keith Wong[1]
10.2	Employment agreement between Eastbridge Investment Group Corporation and Norm Klein[1]
10.3	Translated Listing Agreement signed with a Chinese Company (signed on 11-23-2006)[2]
10.4	Translated Listing Agreement signed with Chinese Company (signed on 12-03-2006)[2]
10.5	Translated Listing Agreement signed with Chinese Company (signed on 01-06-2007)[2]
14.1	Code of ethics for EastBridge Investment Group Corporation[1]
99.1	Articles of Amendment for Name Change for EastBridge Investment Group Corporation[1]

1. Incorporated by reference to Exhibit to the Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on October 30, 2006 (Filed No. 000-52282)

2. Incorporated by reference to Exhibit to the Registration Statement on Form 10-SB/A filed with the Securities and Exchange Commission on February 27, 2007 (Filed No. 000-52282)

Item .

Principal Accountant Fees and Services

Audit Fees

The fees to Jaspers and Hall, P.C. for the audit of our annual statements and review of the quarterly reports for fiscal year ended December 31, 2006 are estimated at $8,000.00.  The fees for the audit of the annual statements and review of the quarterly reports for fiscal year ended December 31, 2006 totalled $ 0.

Audit-Related Fees

None.

Tax Fees

None.

All Other Fees

None.

Audit Committee’s Pre-Approval Policies

Our audit committee reviews and approves audit and non-audit services performed by our independent registered public accounting firm, as well as the fees charged by our independent registered public accounting firms for such services.

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EASTBRIDGE INVESTMENT GROUP CORPORATION, INC.

Date August 31, 2006

/s/ Keith Wong

Keith Wong, Chief Executive Officer

/s/ Norm Klein

Norm Klein, Chief Financial Officer

 JASPERS + HALL, PC

CERTIFIED PUBLIC ACCOUNTANTS

9175 Kenyon Avenue, Suite 100

Denver, CO 80237

303-796-0099

To the Board of Directors

EastBridge Investment Group

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheet of EastBridge Investment Group as of December 31, 2006 and 2005, and the related statements of operations, cash flows, and changes in stockholders’ deficit for the years then ended. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of EastBridge Investment Group at December 31, 2006 and 2005, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 7 to the financial statements, the Company is in the development stage and conditions exist which raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 7.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

March 30, 2007

/s/ Jaspers + Hall, P.C.

Jaspers + Hall, P.C.

EASTBRIDGE INVESTMENT GROUP CORPORATION
(Formerly ATC Technology Corporation)
Balance Sheet,
December 31, 2006 and 2005

	2006	2005
ASSETS:

Current Assets:
Cash	$ 45,539	$ 1,803
Total Current Assets	45,539	1,803

Deposits	1,828	1,828

TOTAL ASSETS	$ 47,367	$ 3,631

LIABILITIES AND STOCKHOLDERS' DEFICIT:

Current Liabilities:
Accounts payable and accrued expenses	$ 387,040	$ 338,290
Due to officers	-	247,823
Other current liabilities	-	19,300
Total Current Liabilities	387,040	605,413

Stockholders' Equity (Deficit):
Common stock, no par value, 300,000,000
shares authorized, 98,339,392 shares issued and
Outstanding	1,325	1,325
Additional paid-in-capital	1,932,617	1,932,617
Stocks to be issued	638,523	-
Accumulated deficit	(2,912,138)	(2,535,724)
Total Stockholders' Deficit	(339,673)	(601,782)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 47,367	$ 3,631
The accompanying notes are an integral part of these financial statements.

EASTBRIDGE INVESTMENT GROUP CORPORATION
(Formerly ATC Technology Corporation)
Statement of Cash Flows

	Year Ended
	December 31,
	2006	2005

Cash Flows From Operating Activities:
Net (Loss)	$(376,414)	$(298,026)
Adjustments to reconcile net loss to net cash
used in operating activities:
Gain on debt settlement	(19,300)	-
Stock issued in lieu of debt	638,523	-
Changes in assets and liabilities:
Decrease in accounts receivable	-	4,755
Increase in other assets and prepaid expenses	-	(246)
Increase (decrease) in accounts payables and accrued expenses	48,750	(223,419)
(Decrease) Increase in due to officers	(247,823)	-
	(199,073)	(223,419)
Net Cash Used in Operating Activities	43,736	(516,936)

Cash Flow From Financing Activities:
Advances from related parties	-	517,514
Net Cash Provided By Financing Activities	-	517,514

Increase (Decrease) in Cash	43,736	578

Cash and Cash Equivalents - Beginning of period	1,803	1,225

Cash and Cash Equivalents - End of period	$ 45,539	$ 1,803

Supplemental Cash Flow Information:
Interest paid	$ -	$ -
Taxes paid	$ -	$ -
The accompanying notes are an integral part of these financial statements.

EASTBRIDGE INVESTMENT GROUP CORPORATION
(Formerly ATC Technology Corporation)
Statement of Operations

	Year Ended
	December 31,
	2006	2005

Income from contininug operations:	$ -	$ -

Other income and (expenses)
Miscellaneous income	56	-
Interest expense	-	(37,275)
Gain on debt settlement	19,300	28,193
	19,356	(9,082)

Net Income from continuing operations	19,356	(9,082)

From discontinued operations:
Net sales	5,370	15,904
Cost of sales	968	96
Gross profit from discontinued operations	4,402	15,808

Expenses from discontinued operations:
Bad debt expense	-	2,395
Salaries and wages	373,750	246,624
Professional Services	12,104	10,415
General and adminstrative	14,318	45,318
Total Operating Expenses	400,172	304,752

Loss from discontinued operations	(395,770)	(288,944)

Net Loss	$ (376,414)	$ (298,026)

Weighted average number of
shares outstanding	98,339,392	98,339,392

Net Loss Per Share - basic and diluted	$ (0.004)	$ (0.003)
The accompanying notes are an integral part of these financial statements.

EASTBRIDGE INVESTMENT GROUP CORPORATION
(Formerly ATC Technology Corporation)
Statement of Stockholders' Deficit

			Additional
	Common Stock		Paid-In	Shares to	Accumulated
	Shares	Amount	Capital	be issued	Deficit	Totals

Balance - December 31, 2004	98,339,392	$1,325	$-	$-	$(2,237,699)	$(2,236,374)

Debt waived by owners of the Company	-	-	1,932,617	-	-	1,932,617
Net loss for year	-	-	-	-	(298,026)	(298,026)
Balance - December 31, 2005	98,339,392	1,325	1,932,617	-	(2,535,725)	(601,783)

Shares to be issued for debt	-	-	-	638,523	-	638,523
Net loss for year	-	-	-	-	(376,414)	(376,414)
Balance - December 31, 2006	98,339,392	$1,325	$1,932,617	$638,523	$(2,912,139)	$(339,674)
The accompanying notes are an integral part of these financial statements.

EastBridge Investment Group Corporation

(Formerly ATC Technology Corporation)

(A Development Stage Company)

Notes to the Financial Statements (Unaudited)

December 31, 2006

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

In 2005, EBIG decided to exit the mobile video game market and dedicate itself to providing investment related services in Asia, with a strong focus on the high GDP growth countries such as China and India. EBIG will initially concentrate on the growing investment opportunities in China (Hong Kong, mainland, Macao and Taiwan).  Its products will be financial services that help small-to-medium-size companies obtain capital to grow their business.  EBIG’s financial services will be in the form of Joint Ventures, Wholly Foreign Owned Enterprises, Guaranteed Return Ventures, investment banking, financial advisory services or any other financial services allowed by the local government and in compliance with the United States Securities Exchange Commission regulations. In addition, EBIG will also provide marketing, sales, and strategic planning services for its clients to assist them to enter the United States market.

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

Deposit

As of December 31, 2006, the Company had a security deposit of $1,828.

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

Fair value of financial instruments

Statement of financial accounting standard No. 107, Disclosures about fair value of financial instruments, requires that the Company disclose estimated fair values of financial instruments. The carrying amount of all financial instruments at December 31, 2006 and 2005, which consist of various notes and loans payable, approximate their fair values.

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

Advertising

The Company's policy is to expense advertising costs as incurred. Advertising expenses for the year ended December 31, 2005, was $87,297 and was included in general and administrative expenses.  No advertising expense was recorded in the year ended December 31, 2006.

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

NOTE 3 – STOCK TO BE ISSUED

As of December 31, 2006, the Company recorded $638,523 as stock to be issued to relieve the advances from the officers of the Company. The Company received advances from officers of the Company amounting to $638,523 as of December 31, 2006.  These amounts include $325,000 of accrued wages for 2006.  These advances were interest free and payable on demand and the full amount of the advances have been recorded as stock to be issued at December 31, 2006

NOTE 4 – GAIN ON THE SETTLEMENT OF DEBT

As of December 31, 2006, the Company recorded a $19,300 gain on the settlement of debt, related to the write-off of a lease at a previous location.  Since the liability was for a previous obligation and the statue of limitations has expired, the amount has been written-off as of December 31, 2006.

NOTE 5 – DISCONTINUED OPERATIONS

On June 30, 2005, the Company decided to exit the mobile video game market and enter the more profitable world of investment related services in the Far East countries.  The revenues, costs, and expenses directly associated with this business have been classified as discontinued operations on the income statement.  Corporate expenses such as interest expense have not been allocated to discontinued operations.  Revenue recorded within loss from operations of discontinued business was $15,904 and $5,370 in 2005 and 2006, respectively.  The loss from discontinued operations for the year ended December 31, 2005 and 2006 was $288,944 and $395,770, respectively.

NOTE 6 - INCOME TAXES

No provision was made for income taxes since the Company has significant net operating loss carryforwards. At December 31, 2006, the Company has a net operating loss carryforward for federal tax purposes approximately of $2,007,000. Differences between financial statement and tax losses consist primarily of amortization allowance were immaterial at December 31, 2006. The net operating loss carryforwards may be used to reduce taxable income through the year 2023. The availability of the Company’s net operating loss carryforwards are subject to limitation if there is a 50% or more positive change in the ownership of the Company’s stock.

The Company has deferred tax assets of approximately $803,000 at December 31, 2006 relating to its net operating losses. A valuation allowance is provided for deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company provided a 100% valuation allowance for these deferred tax assets.

NOTE 7 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of business. Through December 31, 2006, the Company had incurred cumulative losses of $2,912,138 which includes the loss of $376,414 for the period ended December 31, 2006 and negative working capital of $341,501 as of December 31, 2006.

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