Form 10QSB
period 2007-03-31
EastBridge Investment Group Corp
filed 2007-05-15
CIK 1378624

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of April 20, 2007,  98,429,392 shares of common stock

Transitional Small Business Disclosure Format (Check one):          Yes [  ]         No [X]

PART I – FINANCIAL INFORMATION

Item 1.   Financial Statements

Page
Balance Sheet	2
Statements of Operations	3
Statements of Cash Flow	4
Notes to the Financial Statements	5-11

EastBridge Investment Group Corporation

(Formerly ATC Technology Corporation)

Balance Sheet (Unaudited)

March 31, 2007

ASSETS
Current assets:
Cash and cash equivalents	$ 3,436
Total current assets	3,436

Deposits	1,828

Total assets	$ 5,264

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$ 376,330
Due to officers	121,567
Total current liabilities	497,897

Contingencies	-

Stockholders' equity (deficit):
Common stock, no par value; 300,000,000 shares authorized;
98,429,392 issued and outstanding	1,325
Additional paid-in-capital	1,941,617
Stock to be issued	638,523
Accumulated deficit	(3,074,098)
Total stockholders' equity (deficit)	(492,633)
Total liabilities and stockholders' equity (deficit)	$ 5,264

See Notes to These Financial Statements

EastBridge Investment Group Corporation

(Formerly ATC Technology Corporation)

Statements of Operations (Unaudited)

	For the 3 months ended
	Ended March 31,
	2007	2006
From operations:
Revenues from operations
Sales	-	5,370
Cost of sales from operations	-	-
Gross profit from operations	-	5,370

Expenses from operations:
Salaries and wages	105,000	61,250
Legal fees	2,500	-
Professional services	10,500	1,232
General and administrative	62,482	12,378
Total operating expenses	180,482	74,860
Loss from operations	(180,482)	(69,490)

Other income
Gain on debt settlement	18,522	-
Total other income	18,522	-

Net loss	$ (161,960)	$ (69,490)

Net income (loss) per share - basic and diluted:
Net loss	$ (0.002)	$ (0.001)

Weighted average number
of shares outstanding - basic and diluted	98,364,392	98,339,392

	See Notes to These Financial Statements

EastBridge Investment Group Corporation
(Formerly ATC Technology Corporation)

Statements of Cash Flow (Unaudited)

	For the 3 months ended
	Ended March 31,
	2007	2006
Cash flows from operating activities:
Net loss from continuing operations	$ (161,960)	$ (69,490)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for services	9,000	-
Gain on debt settlement	(18,522)	-
Changes in operating assets and liabilities:
Increase in accounts payable & acc exp	7,812	18,376
Increase in due to officers	105,000	52,063
Net cash provided by (used in) operating activities	(58,670)	948
Cash flows from financing activities:
Advances from officers	16,567	-
Net cash provided by financing activities	16,567	-
Net increase (decrease) in cash	(42,103)	948
Cash and cash equivalents, beginning of period	45,539	1,803
Cash and cash equivalents, end of period	$ 3,436	$ 2,751

See Notes to These Financial Statements

EastBridge Investment Group Corporation

(Formerly ATC Technology Corporation)

Notes to the Financial Statements (Unaudited)

March 31, 2007

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

Deposit

As of March 31, 2007, the Company had a security deposit of $1,828.

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

Fair value of financial instruments

Statement of financial accounting standard No. 107, Disclosures about fair value of financial instruments, requires that the Company disclose estimated fair values of financial instruments. The carrying amount of all financial instruments at March 31, 2007 and 2006, which consist of various notes and loans payable, approximate their fair values.

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

Advertising

The Company’s policy is to expense advertising costs as incurred.  No advertising was expensed during the first quarter of 2007.

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

NOTE 3 – DUE TO OFFICERS

The Company received advances from officers of the Company amounting to $121,567, as of March 31, 2007.  These amounts include $105,000 of accrued wages and $16,567 of advances for the first quarter of 2007.  These advances are interest free and payable on demand.

NOTE 4 – EQUITY

Common Stock

At March 31, 2007, the Company had 98,429,392 shares of no par common stock issued, valued at $1,325.

During the first quarter of 2007, 90,000 shares were issued to two consultants.  The shares were valued at $9,000 based on the market value of the services rendered. Since the common stock of the Company does not have a par value, the consulting expense was offset against additional paid in capital.

Stock to be Issued

At December 31, 2006, the Company had $638,523 recorded for stock to be issued to relieve advances from the officers of the Company.  This balance carries forward at March 31, 2007, as no stock was issued from this account in the first quarter of 2007.

Additional Paid in Capital

At December 31, 2006, the Company had $1,932,617 recorded as additional paid in capital.  During the first quarter of 2007, 90,000 shares were issued to two consultants.  The shares were valued at $9,000          based on the market value of the services rendered.  Since the common stock of the Company does not have a par value, the consulting expense was offset against additional paid in capital.  Additional paid in capital at March 31, 2007 was $1,941,617.

NOTE 5 – GAIN ON THE SETTLEMENT OF DEBT

As of March 31, 2007, the Company recorded a $18,522 gain on the settlement of debt.  The gain was related to the settlement of $26,460 accounts payable which were settled for a cash payment of $7,938.  The gain is reflected in Other Income in the Income Statement.

NOTE 6 – DISCONTINUED OPERATIONS

On June 30, 2005, the Company decided to exit the mobile video game market and enter the more profitable world of investment related services in the Far East countries.  The revenues, costs, and expenses directly associated with this business have been classified as discontinued operations on the income statement for 2006.  Corporate expenses such as interest expense have not been allocated to discontinued operations.  Revenue recorded within loss from operations of discontinued business was $5,370 in the first quarter 2006.  The loss from discontinued operations for the three months ended March 31, 2006 was $69,490.

NOTE 7 - INCOME TAXES

No provision was made for income taxes since the Company has significant net operating loss carryforwards. At March 31, 2007, the Company has a net operating loss carryforward for federal tax purposes approximately of $2,007,000. Differences between financial statement and tax losses consist primarily of amortization allowance were immaterial at March 31, 2007 The net operating loss carryforwards may be used to reduce taxable income through the year 2023. The availability of the Company’s net operating loss carryforwards are subject to limitation if there is a 50% or more positive change in the ownership of the Company’s stock.

The Company has deferred tax assets of approximately $803,000 at March 31, 2007 relating to its net operating losses. A valuation allowance is provided for deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company provided a 100% valuation allowance for these deferred tax assets.

NOTE 8 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of business. Through March 31, 2007, the Company had incurred cumulative losses of $ 3,074,098 which includes the loss of $ 161,960 for the period ended March 31, 2007 and negative working capital of $494,461 as of March 31, 2007.

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

We focus on short-term investment opportunities where the expected return is within about one year and the potential gain is substantial for both parties. We generally look for deals where we can help to uncover the hidden values after our participation. Keith Wong (President and Chief Executive Officer) and Norman Klein (Chief Financial Officer) each has over twenty years of experience in the industrial, sales and financial industries. We can understand our client's products quickly and are able to make a fast and decisive move to capture the opportunity. We plan China, Hong Kong, Macao and Taiwan to be our immediate fees and revenue centers in 2007. We plan to expand into India in the later part of 2007.

Results of Operations

Three months ended March 31, 2007 compared to the three months ended March 31, 2006

Revenues:

Total revenues were $0 and $5,370 for the three months ended March 31, 2007, and 2006, respectively.  Revenues for the prior period consist entirely of residual sales of the Company’s product.  The Company did not have any sales this quarter, as they are phasing out of this type of business and focusing on the new business strategy.   As such, the Company’s sales activity decreased from the prior year.

Operating Expenses:

Total general and administrative expenses were $62,482 and $12,378 for the three months ended March 31, 2007, and 2006, respectively.  The increase in the expenses this quarter were primarily due to a $36,441 increase in travel expenses, which are consistent with the Company’s overall business plan.  Professional services were $ 10,500 and $1,232 for the comparable periods.  Legal fees for the three months ended March 31, 2007 and 2006 were $2,500 and $0, respectively.  During the three months ended March 31, 2007 and 2006, the Company also accrued salaries of $105,000 and $70,438, for the respective periods.

Net Loss:

Net loss for the three months ended March 31, 2007 was $ 161,960 , compared to a net loss of $69,490 for the same period in 2006, which is equivalent to ($0.002) and ($0.001) for the respective periods, based on the weighted average number of basic and diluted shares outstanding.  The difference is primarily due to salaries of $105,000 in the three months ended March 31, 2007, which was not present in the corresponding period in 2006.

Liquidity and Capital Resources

The Company had cash and cash equivalents of $3,436 and $2,751 as of March 31, 2007 and 2006, respectively.

The Company's operating activities used $58 ,670 in the three months ended March 31, 2007 and provided $948 in the three months ended March 31, 2006.  The difference is mainly attributable to the increase in operating expenses and an increase in amounts due to officers in the current year.

Cash provided by financing activities was $16,567 for the three months ended March 31, 2007.  The increase is primarily due a increase in advances from officers, which is not present in the prior year.

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

Off-Balance Sheet Arrangements

As of March 31, 2007 and during the quarter then ended, we had no off-balance sheet arrangements reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Item 3.   Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have concluded, based on an evaluation conducted as of March 31, 2007, that our disclosure controls and procedures have functioned effectively so as to provide those officers the information necessary whether:

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

During the first quarter of 2007, we had not sold any equity securities that were not registered under the Securities Act.

Item 3.   Defaults Upon Senior Securities

There were no material defaults with respect to any of our indebtedness during the first quarter of 2007.

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

/s/ Keith Wong

Keith Wong, Chief Executive Officer

Date: May 15, 2007

Date

August 16, 2006