Form 10QSB
period 2007-06-30
EastBridge Investment Group Corp
filed 2007-08-14
CIK 1378624

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

OR

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ________

Commission File Number: 0-52282

EastBridge Investment Group Corporation

(Exact name of small business issuer as specified in its charter)

Arizona	86-1032927
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation)	Identification No.)

2101 East Broadway Road, Unit 30, Tempe, Arizona 85282

(Address of principal executive offices)

(480) 966-2020

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

Yes [ ] No [X]

As of August 14, 2007 there were 103,192,497 shares of common stock, no par value, outstanding.

Transitional Small Business Disclosure Format (Check one):          Yes [  ]         No [X]

EastBridge Investment Group Corporation

PART I – FINANCIAL INFORMATION

Item 1.   Financial Statements

EASTBRIDGE INVESTMENT GROUP CORPORATION

(FORMERLY ATC TECHNOLOGY CORPORATION)

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2007	2006
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents………………………………………………………………………...	$ 18,170	$ 45,539

Total current assets………………………………………………………………………………..	18,170	45,539

Deposits…………………………………………………………………………………………..	-	1,828

Total assets……………………………………………………………………………………….	$ 18,170	$ 47,367

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued expenses…………………………………………………………………………………………..	$ 354,329	$ 298,541
Accrued compensation……………………………………………………………………………	332,066	88,499
Related party payable……………………………………………………………………………..	22,970	-

Total current liabilities……………………………………………………………………………	709,365	387,040

Total liabilities…………………………………………………………………………………...	709,365	387,040

Minority interest…………………………………………………………………………………	647	-

Stockholders' equity:
Common stock no par value and additional paid-in capital; 300,000,000 shares authorized, 100,578,802 and 98,339,392 shares issued and outstanding
as of June 30, 2007 and December 31, 2006, respectively……….………………………	2,583,712	1,933,942
Accumulated other comprehensive income………………………………………………………	(8)	-
Accumulated deficit………………………………………………………………………………	(3,275,546)	(2,912,138)
Subscribed stock (unerlying 2,128,410 common shares)…………………………………………	-	638,523

Total stockholders' deficit………………………………………………………………………	(691,842)	(339,673)

Total liabilities and stockholders' deficit………………………………………………………	$ 18,170	$ 47,367

See accompanying notes to condensed consolidated financial statements.

EASTBRIDGE INVESTMENT GROUP CORPORATION

(FORMERLY ATC TECHNOLOGY CORPORATION)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Revenue - related party………………………	$ 17,788	$ -	$ 17,788	$ -

Operating expenses:
Compensation and related benefits……………	130,066	70,438	250,818	140,875
Professional services…………………………	72,567	4,675	87,515	5,800
General and administrative expense……………	12,749	3,066	57,532	6,364

Loss from operations…………………………	(197,594)	(78,179)	(378,077)	(153,039)

Other income (expense)
Interest income…………..……………………..	1	-	1	-
Interest expense…………..……………………	(458)	-	(458)	-
Gain on settlement of debt……………………	-	-	18,522	-
Other income (expense)…….…………………	-	(968)	-	4,402

Net loss before income taxes and minority interest…………………………………………	(198,051)	(79,147)	(360,012)	(148,637)
Income tax provision………………..…………	2,748	-	2,748	-
Minority interest in income of subsidiaries……	647	-	647	-

Net loss…………………………………………	$ (201,446)	$ (79,147)	$ (363,407)	$ (148,637)

Loss per share - basic and diluted…………	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted average common shares outstanding -
basic and diluted………………………………	100,588,725	98,339,392	100,530,470	98,339,392

See accompanying notes to condensed consolidated financial statements.

 EASTBRIDGE INVESTMENT GROUP CORPORATION

 (FORMERLY ATC TECHNOLOGY CORPORATION)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Common Stock and Additional Paid-in Capital		Accumulated
			Other			Total
			Comprehensive	Accumulated	Subscribed	Shareholders'
	Shares	Amount	Income	Deficit	Stock	Equity

Balance, December 31, 2006……	98,339,392	$ 1,933,942	$ -	$ (2,912,139)	$ 638,523	$ (339,674)
Common shares issued……………	2,128,410	638,523	-	-	(638,523)	-
Stock-based compensation………	111,000	11,247	-	-	-	11,247
Foreign currency
translation adjustment…………	-	-	(8)	-	-	(8)
Net loss…………………………	-	-	-	(363,407)	-	(363,407)
Balance, June 30, 2007…………	100,578,802	$ 2,583,712	$ (8)	$ (3,275,546)	$ -	$ (691,842)

See accompanying notes to condensed consolidated financial statements.

EASTBRIDGE INVESTMENT GROUP CORPORATION

 (FORMERLY ATC TECHNOLOGY CORPORATION)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2007	2006
Cash flows from operating activities:
Net loss…………………………………………………………………………………………	$ (363,407)	$ (148,637)
Adjustments to reconcile net loss to net cash flows from operating activities:
Non-cash stock-based compensation expense…………………………………………………	11,247	-
Minority interest…………………………………………………………………………………	647	-
Changes in operating assets and liabilities:
Deposits…………………………………………………………………………………………	1,828
Accounts payable………………………………………………………………………………	55,789	18,375
Accrued compensation…………………………………………………………………………	243,569	122,500

Net cash provided by operating activities………………………………………………………	(50,327)	(7,762)

Cash flows from investing activities:
Cash flows from investing activities……………………………………………………………	-	-

Cash flows from financing activities:
Proceeds from related party borrowings…………………………………………………………	22,970	8,700

Cash provided by financing activities…………….……………………………………………	22,970	8,700

Effect of exchange rate changes on cash and cash equivalents …………………………………	(12)	-

Increase (decrease) in cash and cash equivalents ………………………………………………	(27,369)	938
Cash and cash equivalents at the beginning of the period………………………………………	45,539	1,803

Cash and cash equivalents at the end of the period……………………………………………	$ 18,170	$ 2,741

See accompanying notes to condensed consolidated financial statements.

EASTBRIDGE INVESTMENT GROUP CORPORATION

 (FORMERLY ATC TECHNOLOGY CORPORATION)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – COMPANY OVERVIEW

EastBridge Investment Group Corporation (formally ATC Technology Corporation) (“EastBridge”, “we”, “us”, “our” or the “Company”) was incorporated in the state of Arizona on June 25, 2001.  The Company’s principle activity up through June 30, 2005 was to manufacture mobile entertainment products that provide a means to play video game consoles made by Sony, Microsoft and Nintendo, in the car, RV, SUV, van or boat with attachable viewing monitors.

On August 23, 2002, we entered into an agreement with Providential Holding, Inc. (“Providential”) to sell all the issued and outstanding shares of EastBridge.  For consideration,  Providential agreed to deliver (i) $250,000 in non-interest bearing promissory notes, payable 270 days after closing, (ii) $250,000 in non-interest bearing promissory notes, payable 180 days after closing, (iii) 3,000,000 shares of restricted stock of EastBridge with an option of additional shares to be issued after 270 days if the stock price does not reach $0.30 and (iv) 1,000,000 shares of restricted stock of Providential with an option of additional shares to be issued after one year if the stock price does not reach $0.30. The transaction between the original stockholders and Providential was consummated as of October 17, 2003.  On June 30, 2005 the Company and Providential, agreed to a financial and ownership restructuring and executed a formal agreement to return the majority ownership of EastBridge to its original stockholders in exchange for a forgiveness of notes and obligations owed to the Company and its original stockholders. The total amount of the debt forgiven was $1,932,617 and is recorded as paid-in capital by the majority original stockholders in the 2005 financial statement. As a result of the re-structuring, Providential has become a minority stock holder and the original stockholders of the Company have become the majority stockholders as a group.

In 2005, we decided to exit the mobile video game market and dedicate our activities to providing investment related services in Asia, with a strong focus on the high GDP growth countries, such as China and India. EastBridge will initially concentrate on the growing investment opportunities in China (Hongkong, mainland China, Macao and Taiwan).  Its products will be financial services that assist small to medium-size companies obtain capital to grow their business.  Our financial services are expected to be in the form of joint ventures, wholly foreign owned enterprises, guaranteed return ventures, investment banking, financial advisory services or any other financial services allowed by the local government and in compliance with the United States Securities Exchange Commission regulations. In addition, EastBridge will also provide marketing, sales and strategic planning services for its clients to assist them to enter the United States market.

EastBridge is one of the very few United States companies solely concentrated in marketing financial services to the small to mid-size, but large number, of Asian companies that require financial services to assist them in expanding in their local markets. In the business sectors that EastBridge sees a unique opportunity, EastBridge will form its own foreign subsidiaries with local partners to capture the opportunity.

In January, 2007, we formed Fiber One Limited (“Fiber One”) in Hong Kong as a wholly owned subsidiary of EastBridge to provide calibration and maintenance services to fiber optic companies in Asia, mainly in China and Japan.  On June 11, 2007, we distributed 5.0% of Fiber One to our shareholders of record on June 11, 2007.  Accordingly, the results of Fiber One have been consolidated with those of EastBridge’s from the date of formation of Fiber One.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB. Accordingly, certain information and footnote disclosures normally included in the financial statements have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. All significant intercompany transactions and accounts have been eliminated. All figures are presented in U.S. dollars, except share and per share data, or except where expressly stated. The accounting policies followed in the preparation of these condensed consolidated financial statements are consistent with those followed in our annual consolidated financial statements for the year ended December 31, 2006, as filed on Form 10-KSB.  In the opinion of management, the unaudited condensed consolidated financial statements for the periods presented include all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation. The balance sheet at December 31,

2006 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. For further information, please refer to the Company’s financial statements, and footnotes thereto, for the year ended December 31, 2006 included in our Form 10-KSB for such year.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts income and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include the deferred income tax reserves and stock-based compensation.

Operating results for the three and six month periods ended June 30, 2007, are not necessarily indicative of the results that may be expected for the full fiscal year.  Certain reclassifications have been made to conform 2006 information to the presentation of fiscal 2007 information.

Basic earnings (loss) per share is calculated by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period.  Diluted earnings (loss) per share is calculated based on the weighted average number of common shares outstanding during the period plus the dilutive effect of common stock purchase warrants and stock options using the treasury stock method and the dilutive effects of convertible notes payable and convertible preferred stock using the if-converted method.   There are no dilutive securities outstanding for any period presented.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of our assets and the satisfaction of its liabilities in the normal course of business. Through June 30, 2007, the Company had incurred cumulative losses of approximately $3.3 million.  As of June 30, 2007 and December 31, 2006, we have negative working capital of approximately $0.7 million (unaudited) and $0.3 million, respectively.

Management plans to take the following steps that it believes will be sufficient to provide the Company with the ability to continue in existence. (i) Management intends to continue to raise additional financing through private equity or debt financing to pay down Company debt and/or reduce the cost of debt service. (ii) Management is also planning to continue to finance the company using their own personal funds or using the equity that they personally own in the company.  (iii) Management intends to increase revenues and is actively pursuing additional contracts and other investment opportunities in several markets internationally and in the United States.

NOTE 3 – RELATED PARTY TRANSACTIONS

Due to officers

The Company received advances from officers of the Company amounting to $22,714, as of June 30, 2007.  These advances are interest free and payable on demand.

Fiber One and Man Wai Sing

During February 2007 (as amended August 2007), Fiber One entered into an employment agreement with Man Wai Sing, who is also the President of Amonics Limited (“Amonics”), a company that we have previously entered into a financial services transaction.  The employment agreement calls for annual compensation of $38,800 Hong Kong dollars per year, for two years, payable in February of 2009.  Revenues recognized in these financial statements reflect calibration services performed for Amonics by Fiber One.  Additionally, during the second quarter of 2007, Amonics advanced Fiber One $2,000 Hong Kong dollars that is interest free and payable on demand.

NOTE 4 – EQUITY

Common Stock

At June 30, 2007, EastBridge has 100,578,802 shares of no par common stock issued with 300,000,000 shares authorized.  During the first six months of 2007, 111,000 common shares were issued to consultants for services rendered.  The shares were valued at $11,247 based on the market value of the common shares at the time the services were rendered, which approximates the value of the services rendered.

2007 Employees and Consultants Stock Option Plan

During the second quarter of 2007, the Company’s Board of Directors approved and adopted the 2007 Employees and Consultants Stock Option Plan (the “Plan”) and designated 10,000,000 of our no par common stock for issuance under the Plan to employees, directors or consultants for EastBridge through either the issuance of shares or stock option grants.  Under the terms of the Plan, stock option grants shall be made with exercise prices not less than 100% of the fair market value of the shares of Common Stock on the grant date.

Lock-up Agreements

Each of the major shareholders of EastBridge: Keith Wong, High Performance Edge, LLC, Norm Klein, and Providential Holdings, Inc. (including holdings held personally by the Chief Executive Officer of Providential and his family) have agreed to limit the number of shares sold in their portfolio to a fixed percentage for the period of twelve months following the effectiveness of EastBridge’s Form 10-SB registration statement, which was declared effective in the first quarter of 2007.

During the first twelve months following the effectiveness of our Form 10-SB registration statement, each major shareholder will limit the number of shares sold in their portfolio to the following fixed percentage for each month. The number of shares that may be sold each month will be calculated by multiplying the maximum fixed percentage allowed for that month times the initial gross number of shares owned by each partner.

Month 1: 1.9%

Month 2 and 3: 2.5%

Month 4: 5.0%

Month 5 and 6: 7.0%

Months 7-12: 10.0%

Twelve months after EastBridge becomes a public company, there will be no restrictions.  Aside from the Lock-up agreements above, the major shareholders, named in the lock up agreement (as filed as an Exhibit to the Form 10-SB filing), understand that the maximum number of shares allowed to be sold is limited by Rule 144 at any given time.  The Company believes that Keith Wong, High Performance Edge, LLC, Norm Klein, and Providential Holdings, Inc. are affiliates of the Company.

Rule 144 also provides that our affiliates who are selling shares of our common stock that are not restricted shares must nonetheless comply with the same restrictions applicable to restricted shares with the exception of the holding period requirement. Thus, Keith Wong, High Performance Edge, LLC, Norm Klein, and Providential Holdings, Inc. will be subject to the one percent limitations of the Rule 144 after the expiration of the Lock-up agreement.

NOTE 5 – GAIN ON THE SETTLEMENT OF DEBT

During the first quarter of 2007, we recorded an $18,522 gain on the settlement of debt.  The gain related to the settlement of $26,460 of accounts payable, which were settled for a cash payment of $7,938.  The gain is reflected in “other income” on the accompanying Statements of Operations.

NOTE 6 – SEGMENT INFORMATION

We have determined our operating and reporting segments pursuant to the requirements of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”). In making this determination, we considered our organization/reporting structure and the information used by our chief operating decision makers to make decisions about resource allocation and performance assessment. We operate in two segments – Financial Services, through EastBridge, and Calibration Services, through our 95% owned subsidiary, Fiber One.

Summarized financial information concerning our reportable segments for the three and six months ended June 30, 2007 is as follows (unaudited):

	Three Months Ended June 30, 2007 ($)
	Financial Services	Calibration Services	Total
Revenue-related party………………………………………………………	$ -	$ 17,788	$ 17,788
Income (loss) from operations……………………………………………...	(213,313)	15,719	(197,594)

	Six Months Ended June 30, 2007 ($)
	Financial Services	Calibration Services	Total
Revenue-related party………………………………………………………	$ -	$ 17,788	$ 17,788
Income (loss) from operations……………………………………………...	(393,796)	15,719	(378,077)

During 2006, we operated only in the financial services segment.

NOTE 7 – COMPREHENSIVE LOSS

Comprehensive loss includes the effects of foreign currency translation. Comprehensive loss for the three and six months ended June 30, 2007 and 2006 is as follows (unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Net loss………………………………………………………...	$ (201,446)	$ (79,147)	$ (363, 407)	$ (148,637)
Foreign currency translation adjustment………………………	(8)	-	(8)	-

Comprehensive Loss…………………………………………..	$ (201,454)	$ (79,147)	$ (363,415)	$ (148,637)

NOTE 8 – INCOME TAXES

We recognize a provision for foreign taxes on our income from Fiber One, however, due to the lack of taxable income relative to our U.S. operations and history of recurring losses, we have provided a valuation allowance for our net operating loss carry-forwards generated in the U.S.

NOTE 9 – SUBSEQUENT EVENTS

Organization of Nanotec, Inc.

During July 2007, we organized Nanotec, Inc., a wholly owned subsidiary of EastBridge, to provide electronic and chemical products and services to companies in Asia, especially those in China and Japan.  On July 11, 2007 we distributed 5% of Nanotec to our shareholders of record on that date.

Financial Segment Transactions

GinKo

On July 24, 2007, we entered into a listing agreement with Hefe GinKo Real Estate Company, Ltd. (“GinKo”), a company registered in Anhui, China. Under the agreement, EastBridge agrees to assist GinKo to become listed as a reporting company in the United States. The Company agrees to pay for certain legal, auditing, IR/PR, and advisory costs in conjunction with the listing process.  GinKo issued 18% of their company’s common stock to the Company as consideration for its services on the date of execution of the contract. The shares are restricted stock and bound by the auspices of Rule 144. If EastBridge fails to list the client as a reporting company within the contract term, then the Company agrees to sell all the shares to the client for a nominal cost, unless the parties mutually agree to an extension.

AREM Wines

During August 2007, we signed a definitive agreement to acquire 15% of AREM Wines Pty, Ltd, an Australian wine company in Melbourne, Australia. Under the terms of the agreement, EastBridge gave Genus Pacific Corporation, the investment company that owns AREM, 1,000,000 of our restricted common shares, plus options to purchase EastBridge common shares, the terms of which will be agreed upon at a later date, in exchange for the 15% stake in AREM.

Issuance of Common Shares

From July 1, 2007 to August 14, 2007, we issued 2,613,695 shares of our common stock in relation to services performed for EastBridge by several of our vendors, as well as for compensation, in lieu of paying cash, to our officers.

Item 2. Management’s Discussion and Analysis or Plan of Operations

This discussion and analysis should be read in conjunction with the Company's consolidated financial statements and the related notes thereto, which are included elsewhere in this document.  The following discussion should also be read in conjunction with our annual report on Form 10-KSB for the year ended December 31, 2006, as filed with the Securities and Exchange Commission as well as our other filings made with the Securities and Exchange Commission.

Any statements contained herein that are not statements of historical fact may be deemed forward-looking statements.  Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects” and similar expressions are intended to identify forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof.  EastBridge Investment Group Corporation and its subsidiary Fiber One Limited (collectively, “EastBridge”, “we”, “us”, “our” or the “Company”) undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Overview

We provide financial services including public offering guidance, joint venture, and merchant banking services to the small to medium-size businesses in China, India and other Asian countries.  Our target clients are mostly in India, China, Hong Kong, Macao and Taiwan.  We focus on short-term investment opportunities where the expected return is within a one to two year period and the potential gain is substantial for both parties. We generally seek transactions where we can assist in uncovering hidden value after our participation. Keith Wong (President and Chief Executive Officer of EastBridge) and Norman Klein (Chief Financial Officer of EastBridge) each have over twenty years of experience in the industrial, sales and financial industries. We can understand our client's products quickly and are able to make a fast and decisive move to capture the opportunity. We plan China, Hong Kong, Macao and Taiwan to be our immediate focus and become our revenue centers in 2007. We plan to expand into India and other Asian countries in 2008.

Recent Developments and Current Projects

Amonics

On November 23, 2006, we entered into a listing agreement with Amonics Limited ("Amonics"), a company registered in Hong Kong. Under the agreement, EastBridge agrees to assist Amonics to become listed as a reporting company in the United States within eighteen months from the execution date of the contract. The Company agrees to pay for certain legal, auditing, IR/PR, and advisory costs in conjunction with the listing process. Amonics issued 15% of its outstanding common stock to the Company as consideration for its services on the execution date of the contract. The shares are restricted stock and bound by the auspices of Rule 144. If we fail to list the client as a reporting company within the contract term, then the Company agrees to sell all the shares back to the client for a nominal cost, unless the parties mutually agree to an extension.

Tianjin Heavy Steel

On December 3, 2006, we entered into a listing agreement with Tianjin Hui Hong Heavy Steel Construction Co., Ltd ("Tianjin"), a company registered in China. Under the agreement, EastBridge agrees to assist Tianjin to become listed as a reporting company in the United States within eighteen months from the execution date of the contract. The Company agrees to pay for certain legal, auditing, IR/PR, and advisory costs in conjunction with the listing process. Tianjin issued 15% of its outstanding common stock to the Company as consideration for its services on the date of execution of the contract. The shares are restricted stock and bound by the auspices of Rule 144. If we fail to list the client as a reporting company within the contract term, then the Company agrees to sell all the shares to the client for a nominal cost, unless the parties mutually agree to an extension.

Ning Guo

On January 6, 2007, we entered into a listing agreement with Ning Guo Shunchang Machinery Co., Ltd. ("Ning Guo"), a company registered in China. Under the agreement, EastBridge agrees to assist Ning Guo to become listed as a reporting company in the United States. The Company agrees to pay for certain legal, auditing, IR/PR, and advisory costs in conjunction with the listing process.  Ning Guo issued 20% of their company’s common stock to the Company as consideration for its services on the date of execution of the contract. The shares are restricted stock and bound by the auspices of Rule 144. If EastBridge fails to list the client as a reporting company within the contract term, then the Company agrees to sell all the shares to the client for a nominal cost, unless the parties mutually agree to an extension.

GinKo

On July 24, 2007, we entered into a listing agreement with Hefe GinKo Real Estate Company, Ltd. (“GinKo”), a company registered in Anhui, China. Under the agreement, EastBridge agrees to assist GinKo to become listed as a reporting company in the United States. The Company agrees to pay for certain legal, auditing, IR/PR, and advisory costs in conjunction with the listing process.  GinKo issued 18% of their company’s common stock to the Company as consideration for its services on the date of execution of the contract. The shares are restricted stock and bound by the auspices of Rule 144. If EastBridge fails to list the client as a reporting company within the contract term, then the Company agrees to sell all the shares to the client for a nominal cost, unless the parties mutually agree to an extension.

AREM Wines

During August 2007, we signed a definitive agreement to acquire 15% of AREM Wines Pty, Ltd, an Australian wine company in Melbourne, Australia. Under the terms of the agreement, EastBridge gave Genus Pacific Corporation, the investment company that owns AREM, 1,000,000 of our restricted common shares, plus options to purchase EastBridge common shares, the terms of which will be agreed upon at a later date, in exchange for the 15% stake in AREM.

Results of Operations

Revenue – Related Party

Related party revenue was $17,788 and nil for the three and six months ended June 30, 2007, and 2006, respectively.  Revenues recognized in these financial statements reflect calibration services performed for Amonics by Fiber One.

Compensation and Related Benefits

Compensation and related benefits were $130,066 and $70,438 for the three months ended June 30, 2007 and 2006, respectively and $250,818 and $140,875 for the six months ended June 30, 2007 and 2006, respectively.  The increase in compensation and related benefits for the periods in 2007 compared to 2006 relates to employing a full time Corporate Financial Officer during 2007.

Professional Services

Professional services was $72,567 and $4,675 for the three months ended June 30, 2007 and 2006, respectively and $87,515 and $5,800 for the six months ended June 30, 2007 and 2006, respectively.  The increase in professional services for the periods in 2007 compared to 2006 relates to increased costs of being a public reporting company, including costs associated with our filings with the U.S. Securities and Exchange Commission.

General and Administrative Expense

General and administrative expense was $12,749 and $3,066 for the three months ended March 31, 2007, and 2006, respectively and $57,532 and $6,364 for the six months ended June 30, 2007 and 2006, respectively.  The increase in general and administrative expense for the periods in 2007 compared to 2006 was primarily due to an increase in travel expenses, which is consistent with our overall business plan.

Liquidity and Capital Resources

The Company has cash and cash equivalents of $18,170 and $45,539 and a working capital deficit of $691,195 and $341,501 as of June 30, 2007 and December 31, 2006, respectively.

The Company's operating activities used $50,327 in the six months ended June 30, 2007 and $7,762 in the six months ended June 30, 2006.  The difference is mainly attributable to the increase in operating expenses in the current year.

Cash provided by financing activities was $22,970 and $8,700 for the six months ended June 30, 2007 and 2006, respectively. The increase is due to an increase in advances from officers.

The Company’s operations are currently financed through various loans from senior management and principal shareholders.  Management is in the process of taking action to strengthen our working capital position and generate sufficient cash to meet our operating needs.  In addition, we also anticipate generating revenue through our proposed financial services that we provide to our clients.  No assurances can be made that management will be successful in achieving its plan, or that additional capital will be available on a timely basis or at acceptable terms.

Significant Accounting Policies

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Note 2 of the Notes to Consolidated Financial Statements for our 2006 financial statements filed as part of our 2006 Form 10-KSB filing describes our significant accounting policies used in the preparation of our consolidated financial statements. Certain of these significant accounting policies are considered to be critical accounting policies, as defined below.

A critical accounting policy is defined as one that is both material to the presentation of our financial statements and requires management to make difficult, subjective or complex judgments that could have a material effect on our financial condition and results of operations. Specifically, critical accounting estimates have the following attributes: (i) we are required to make assumptions about matters that are highly uncertain at the time of the estimate; and (ii) different estimates we could reasonably have used, or changes in the estimate that are reasonably likely to occur, would have a material effect on our financial condition or results of operations.

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

Stock-Based Compensation

SFAS No. 123(R) prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights. SFAS No. 123(R) requires compensation expense to be recorded using the fair value method.

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of Emerging Issues Task Force Issue No. 96-18 ("EITF 96-18"), "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services". Valuation of shares for services is based on the estimated fair market value of the services performed, or the fair value of the stock issued, whichever is more readily determinable.

Income Taxes

In assessing the realizability of deferred tax assets, management assesses the likelihood that deferred tax assets will be recovered from future taxable income, and to the extent that recovery is not likely a valuation allowance is established. We adjust the valuation allowance in the period management determines it is more likely than not that deferred tax assets will or will not be realized. To date, we have fully reserved for our deferred tax assets based primarily on our history of recurring losses.

Off-Balance Sheet Arrangements

As of June 30, 2007 and during the six months then ended, we had no off-balance sheet arrangements reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Item 3.  Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have concluded, based on an evaluation conducted as of June 30, 2007, that our disclosure controls and procedures have functioned effectively so as to provide those officers the information necessary whether:

-

This quarterly report on Form 10-QSB contains any untrue statement of a material fact or omits to state a material fact necessary to make the statements made, in light of the circumstances under which those statements were made, not misleading with respect to the period covered by this quarterly report on Form 10-QSB, and

-

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the second quarter of 2007, we had not sold any equity securities that were not registered under the Securities Act.

Item 3.  Defaults Upon Senior Securities

There were no material defaults with respect to any of our indebtedness during the second quarter of 2007.

Item 4.  Submission of Matters to a Vote of Security Holders

None

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

During the second quarter of 2007, we have not filed any Form 8-Ks.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EastBridge Investment Group Corporation.

/s/ Keith Wong

Keith Wong,

Chief Executive Officer

/s/ Norman Klein

Norman Klein

Chief Financial Officer

Date: August 10, 2007

Date

August 16, 200

Exhibit 31.1 CEO Certification

I, Keith Wong, certify that:

1. I have reviewed this Form 10-QSB of EastBridge Investment Group Corp. and subsidiaries;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date: August 10, 2007

/s/ Keith Wong

Keith Wong

Chief Executive Officer

Exhibit 31.2 CFO Certification

I, Norman Klein, certify that:

1. I have reviewed this Form 10-QSB of EastBridge Investment Group Corp. and subsidiaries;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date: August 10, 2007

/s/ Norman Klein

Norman Klein

Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report on Form 10-QSB of EastBridge Investment Group Corp. (the "Company") for the quarter ended June 30, 2007, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned Keith Wong, Chief Executive Officer and Norm Klein, Chief Financial Officer of EastBridge Investment Group Corp., certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)      the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)      the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: August 10, 2007

/s/ Keith Wong

Keith Wong

Chief Executive Officer

/s/ Norman Klein

Norman Klein

Chief Financial Officer