Form 10QSB
period 2007-09-30
EastBridge Investment Group Corp
filed 2007-11-14
CIK 1378624

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007

OR

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to ________

Commission File Number: 0-52282

EastBridge Investment Group Corporation
(Exact name of small business issuer as specified in its charter)

Arizona	86-1032927
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)

2101 East Broadway Road, Unit 30, Tempe, Arizona 85282
(Address of principal executive offices)

(480) 966-2020
(Issuer’s telephone number)

 N/A
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	X	No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	X

The number of shares of the issuer’s common equity outstanding as of November 8, 2007 was 107,841,080 shares of common stock.

Transitional Small Business Disclosure Format (check one):

Yes	No	X

EastBridge Investment Group Corporation

PART I – FINANCIAL INFORMATION

Item 1.   Financial Statements

EASTBRIDGE INVESTMENT GROUP CORPORATION
(FORMERLY ATC TECHNOLOGY CORPORATION)
CONDENSED CONSOLIDATED BALANCE SHEETS

September 30,
2007
ASSETS
Current assets:
Cash and cash equivalents	$33,011
Accounts Receivables- net	400,000
Total current assets	433,011

Total assets	$433,011

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$310,360
Accrued compensation	107,067
Related party payable	27,058

Total current liabilities	444,485

Total liabilities	444,485

Minority interest	1,234

Stockholders' deficit:
Common stock no par value and additional paid-in capital; 300,000,000 shares authorized, 106,614,511 shares issued and outstandingas of September 30, 2007 respectively	3,134,312
Accumulated deficit	(3,147,020)

Total stockholders' deficit	(12,708)

Total liabilities and stockholders' deficit	$433,011

See accompanying notes to condensed consolidated financial statements

EASTBRIDGE INVESTMENT GROUP CORPORATION
(FORMERLY ATC TECHNOLOGY CORPORATION)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Revenue - related party	$408,779	$-	$426,556	$-
				-
Operating expenses:
General and administrative expense	162,628	-	541,010	-
Sales and Marketing	129,956	-	144,750	-

Income/(Loss) from operations	116,195	-	(259,204)	-

Other income (expense)
Interest income	101	-	102	-
Interest expense	-	-	(458)	-
Gain on settlement of debt	7,249	-	25,771	-
Other income (expense	2,888	-	2,888	-

Net income (loss) before income taxes and minority interest	126,434	-	(230,900)	-
Income tax provision	-	-	2,747	-
Loss from discontinued operations	-	(78,147)	-	(226,783)
Minority interest in income of subsidiaries	1,234	-	1,234	-

Net income (loss)	$125,200	$(78,147)	$(234,881)	$(226,783)

Income (Loss) per share - basic and diluted	$0.00	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding - basic and diluted	104,084,529	98,339,392	104,084,529	98,339,392

See accompanying notes to condensed consolidated financial statements

EASTBRIDGE INVESTMENT GROUP CORPORATION
(FORMERLY ATC TECHNOLOGY CORPORATION)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(234,881)	$(226,783)
Adjustments to reconcile net loss to net cash flows from operating activities:
Non-cash stock-based compensation expense	561,846	-
Minority interest	1,234	-
Changes in operating assets and liabilities:
Accounts receivable	(398,172)
Accounts payable	11,818	27,563
Accrued compensation	18,568	198,450

Net cash used by operating activities	(39,587)	(770)

Cash flows from investing activities:
Cash flows from investing activities	-	-

Cash flows from financing activities:
Proceeds from related party borrowings	27,059	-

Cash provided by financing activities	27,059	-

Increase (decrease) in cash and cash equivalents	(12,528)	(770)
Cash and cash equivalents at the beginning of the period	45,539	1,803

Cash and cash equivalents at the end of the period	$33,011	(1,033)
Supplemental Disclosure of Cash How Information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

See accompanying notes to condensed consolidated financial statements

EASTBRIDGE INVESTMENT GROUP CORPORATION
(FORMERLY ATC TECHNOLOGY CORPORATION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

In 2005, we decided to exit the mobile video game market and dedicate our activities to providing investment related services in Asia, with a strong focus on the high GDP growth countries, such as China and India. EastBridge will initially concentrate on the growing investment opportunities in China (Hong Kong, mainland China, Macao and Taiwan).  Its products will be financial services that assist small to medium-size companies obtain capital to grow their business.  Our financial services are expected to be in the form of joint ventures, wholly foreign owned enterprises, guaranteed return ventures, investment banking, financial advisory services or any other financial services allowed by the local government and in compliance with the United States Securities Exchange Commission regulations. In addition, EastBridge will also provide marketing, sales and strategic planning services for its clients to assist them to enter the United States market.

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

In January, 2007, we formed Fiber One Limited (“Fiber One”) in Hong Kong as a wholly owned subsidiary of EastBridge to provide calibration and maintenance services to fiber optic companies in Asia, mainly in China and Japan.  On June 11, 2007, we distributed 5.0% of Fiber One to our shareholders of record on June 11, 2007.  Accordingly, the results of Fiber One have been consolidated with those of EastBridge’s from the date of formation of Fiber One.  EastBridge has formed other subsidiaries since the formation of Fiber One – these are noted in the Management Discussion and Analysis section.

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

Operating results for the three and nine month periods ended September 30, 2007, are not necessarily indicative of the results that may be expected for the full fiscal year.  Certain reclassifications have been made to conform 2006 information to the presentation of fiscal 2007 information.

Net Income (Loss) Per Share

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

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of our assets and the satisfaction of its liabilities in the normal course of business. Through September 30, 2007, the Company had incurred cumulative losses of approximately $3,147,020.  As of September 30, 2007 we have negative working capital of approximately $11,474.  As of September 30, 2007, the paid in capital from the officers and major shareholders has increased to $3,134,312

Management plans to take the following steps that it believes will be sufficient to provide the Company with the ability to continue in existence. (i) Management intends to continue to raise additional financing through private equity or debt financing to pay down Company debt and/or reduce the cost of debt service. (ii) Management is also planning to continue to finance the company using their own personal funds or using the equity that they personally own in the company.  (iii) Management intends to increase revenues and is actively pursuing additional contracts in several markets overseas.

NOTE 3. INTERIM FINANCIAL STATEMENTS

The accompanying interim unaudited condensed consolidated financial information has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 2007 and the related operating results and cash flows for the interim period presented have been made. The results of operations of such interim period are not necessarily indicative of the results of the full fiscal year. For further information, refer to the financial statements and footnotes thereto included in the Company’s 10-KSB and Annual Report for the fiscal year ended December 31, 2006.

NOTE 4 – RELATED PARTY TRANSACTIONS

Due to officers

The Company received advances from officers of the Company amounting to $27,058, as of September 30, 2007.  These advances are interest free and payable on demand.

Amonics and Man Wai Sing

During February 2007 (as amended August 2007), Fiber One entered into an employment agreement with Man Wai Sing, who is also the President of Amonics Limited (“Amonics”), a company that we have previously entered into a financial services transaction with.  The employment agreement calls for annual compensation of $38,800 Hong Kong dollars per year, for two years, payable in February of 2009.  Revenues recognized in these financial statements reflect calibration services performed for Amonics by Fiber One.  Additionally, during the second quarter of 2007, Amonics advanced Fiber One $2,000 Hong Kong dollars that is interest free and payable on demand.

NOTE 5 – EQUITY

Common Stock

At September 30, 2007, EastBridge has 106,614,511 shares of no par common stock issued with 300,000,000 shares authorized.  During the first nine months of 2007, 6,035,709 common shares were issued to consultants, officers for services rendered deferred salaries, and payment of debt.  The shares were valued between the values of 7 – 9 cents a shares based on the market value of the common shares at the time the services were rendered, which approximates the value of the services rendered.

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

Lock-up Agreements

Each of the major shareholders of EastBridge, Keith Wong, High Performance Edge, LLC, Norm Klein, and Providential (including holdings held personally by the family of the Chief Executive Officer of Providential) have agreed to limit the number of shares sold in their portfolio to a fixed percentage for the period of twelve months following the effectiveness of EastBridge’s Form 10-SB registration statement, which was declared effective in the first quarter of 2007.

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

Month 1: 1.9%
Month 2 and 3: 2.5%
Month 4: 5.0%
Month 5 and 6: 7.0%
Months 7-12: 10.0%

Twelve months after EastBridge becomes a public company, there will be no restrictions.  Aside from the Lock-up agreements above, the major shareholders, named in the lock up agreement (as filed as an Exhibit to the Form 10-SB filing), understand that the maximum number of shares allowed to be sold is limited by Rule 144 at any given time.  The Company believes that Keith Wong, High Performance Edge, LLC, Norm Klein, and Providential are affiliates of the Company.

Rule 144 also provides that our affiliates who are selling shares of our common stock that are not restricted shares must nonetheless comply with the same restrictions applicable to restricted shares with the exception of the holding period requirement. Thus, Keith Wong, High Performance Edge, LLC, Norm Klein, and Providential will be subject to the one percent limitations of the Rule 144 after the expiration of the Lock-up agreement.

NOTE 6 – GAIN ON THE SETTLEMENT OF DEBT

During the first quarter of 2007, we recorded an $18,522 gain on the settlement of debt.  The gain related to the settlement of $26,460 of accounts payable, which were settled for a cash payment of $7,938.  During the third quarter of 2007, we recorded a $7,249 gain on the settlement of IRS debt.  The gain related to the settlement of $10,841 of accounts payable, which was settled for a cash payment of $3,592 in which penalties and interest were abated. The gains are reflected in “other income” on the accompanying Statements of Operations.

NOTE 7 – SEGMENT INFORMATION

We have determined our operating and reporting segments pursuant to the requirements of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”). In making this determination, we considered our organization/reporting structure and the information used by our chief operating decision makers to make decisions about resource allocation and performance assessment. The segments also help focus strategic planning efforts on key objectives and initiatives across our businesses. Due to our integrated business structure, operating costs included in one segment may benefit other segments. Therefore, these segments are not designed to measure operating income or loss that is directly related to the products included in each segment. We operate in two segments – Financial Services, through EastBridge, and Calibration Services, through our 95% owned subsidiary, Fiber One.  Presented below our nine months ended September 30, 2007:

Financial Services segment is a strategic business development of our company that has sought out new acquisitions and assists those companies in developing marketing strategies

	2007	2006	Net Change
Revenue	400,000	0	400,000
Operating Loss	(283,669)	0	(283,669)

Calibration Services segment is a business segment that provides internet and fiber services in Hong Kong to a limited customer base.

	2007	2006	Net Change
Revenue	26,556	0	26,556
Operating Income	24,465	0	24,465

During 2006, we operated only in the financial services segment.

Corporate-Level Expenses

	2007	2006	Net Change
Corporate Level Income	24,323		24,323

Certain corporate-level expenses are not allocated to our segments. Those expenses primarily include corporate operations related to broad-based sales and marketing, product support services, human resources, legal, finance, information technology, corporate development and procurement activities, research and development and other costs, settlement of debt, and stock and warrants issued for compensation.

NOTE 8 – INCOME TAXES

We recognize a provision for foreign taxes on our income from Fiber One, however, due to the lack of taxable income relative to our U.S. operations and history of recurring losses, we have provided a 100% valuation allowance for our net operating loss carry-forwards generated in the U.S.

NOTE 9 – SUBSEQUENT EVENTS

Issuance of Common Shares

From October 1, 2007 to November 8, 2007, we issued 1,226,569 shares of our common stock in relation to services performed for EastBridge by several of our vendors, as well as for compensation, in lieu of paying cash, to our officers.

In October, 2007 the company issued 2,000,000 shares of the 8,000,000 restricted common stock to Arem Wine in accordance with the agreement entered into in September 2007.  This was a stock exchange agreement which provided the company 15% ownership in Arem Wine Pty, Ltd.  This September, 2007 agreement replaced all previous agreements between the company and Arem.

Additionally, in a second agreement between the company and Arem, EastBridge will be paid $700,000 in cash to take Arem public in a U.S. stock market, of which $400,000 was paid at signing and $100,000 will be paid when the proper application is filed with the SEC and the remaining $200,000 on actual listing and AREM's stock begins trading.

As of November 8, 2007, we have issued a total of 107,841,080 shares of our common stock

**********

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

AREM Wines

During September, 2007, we signed a definitive agreement to acquire 15% of AREM Wines Pty, Ltd, an Australian wine company in Melbourne, Australia. Under the terms of the agreement, EastBridge gave Arem Pacific Corporation, the investment company that owns AREM Wines Pty, Ltd., 8,000,000 of our restricted common shares, plus options to purchase EastBridge common shares, in exchange for the 15% stake in AREM.  In subsequent events, the Company issued only 2,000,000 of the restricted shares as part of 8,000,000 shares to be issued in accordance with the agreement.  The September, 2007 agreement replaces all other stock exchange agreements between EastBridge and Arem.  In addition to the restricted stock agreement, EastBridge and Arem signed a second agreement.  EastBridge will assist Arem to become listed on a U.S. stock exchange. EastBridge will be paid $700,000 in cash, of which $400,000 was paid at signing and $100,000 will be paid when the proper application is filed with the SEC and the remaining $200,000 on actual listing and AREM's stock begins trading.

Nanotec, Inc.

During July 2007, we organized Nanotec, Inc., a wholly owned subsidiary of EastBridge, to provide electronic and chemical products and services to companies in Asia, especially those in China and Japan.  On July 11, 2007 we distributed 5% of Nanotec to our shareholders of record on that date.

Beijing Power Plant Equipment Company

EastBridge will provide listing services to ZZH, a major coal fired ignition equipment manufacturer for electricity power plants. ZZH will be listed on the U.S. stock market as soon as practicable. ZZH sells energy saving ignition equipment to control coal consumption in power plants and has been granted several critical patents for its core technology. ZZH currently provides equipment to save fuel and lower pollution to numerous major Chinese power plants, including the one providing power to Beijing-Da Tang Electricity Company. Coal is the main source of electricity generation in China and a major source in the U.S.  Eastbridge will receive restricted stock of ZZH as consideration for its services.

Wenda Professional College

EastBridge will provide listing services to Wenda, a major regional professional college located just west of Shanghai, China.  It offers professional and vocational educational programs to train post high school students to improve their skills for higher paying jobs. Wenda offers programs mainly in the computer related IT sectors such as network design, hardware technology, computer graphics, CAD, animation, network database and network security.  Eastbridge will receive restricted stock in Wenda as consideration for its services.

Stock dividend for three New Subsidiaries

Shareholders of record on the following dates are eligible for receiving the dividend shares on a pro-rata basis and with no considerations. The actual share certificates will be distributed shortly before the related subsidiaries begin trading, in about eighteen months.

The subsidiaries are:

■
General Farms Corporation will focus on beverage and food manufacturing business in Asia. EBIG shareholders of record on November 16, 2007, are eligible to receive a total of 10 million shares, on a pro-rata basis and with no considerations, or five percent of the common stock of General Farms.

■
China Properties Corporation will focus on real estate development and construction business in Asia. EBIG shareholders of record on November 30, 2007, are eligible to receive a total of 10 million shares, on a pro-rata basis and with no considerations, or five percent of the common stock of China Properties.

■
Energy Corporation will focus on energy equipment manufacturers or energy distribution business in Asia. EBIG shareholders of record on December 28, 2007, are eligible to receive a total of 10 million shares, on a pro-rata basis and with no considerations, or five percent of the common stock of Energy Corp.

Each subsidiary will also be looking for merger and acquisition opportunities to increase its value before becoming public. Further details regarding the actual distribution of the dividend shares for each subsidiary will be announced at a later date.

Rino Two Horns

EastBridge signed an agreement to acquire a 15% stake in Rhino Two Horns (Malaysia) Sdn. Bhd., an energy sports drink company.

Under the terms of the agreement, EastBridge will issue 1,000,000 restricted EBIG common shares plus options in exchange for a 15% stake in Rhino Two Horns. Rhino Two Horns (Malaysia) Sdn. Bhd., based in Malaysia, markets popular energy sports drinks containing a unique formulation to re-hydrate and refresh the body and to recover from intense sporting activities. The company primarily exports its Energy 250 and Ultra Sports 500 beverages from Malaysia to Australia, New Zealand, and Brunei. New products featuring the Acai berry, called Energy Acai Boost and Twohorns REHYDRA8 are being prepared for launch. The company is currently negotiating to market its products to China and India. More information is available at www.rhinotwohorns.com Rhino Two Horns' website in Malaysia.

Additional Information

EastBridge files reports and other materials with the Securities and Exchange Commission.  These documents may be inspected and copied at the Commission’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C., 20549.  You can obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330.  You can also get copies of documents that the Company files with the Commission through the Commission’s Internet site at www.sec.gov.

RESULTS OF OPERATIONS

Revenue – Related Party

Related party revenue was $408,779 and nil for the three and nine months ended September 30, 2007, and 2006, respectively.  Revenues recognized in these financial statements reflect calibration services performed for Amonics by Fiber One and consulting agreement with Arem Wines.

General and Administrative

General and Administrative were $162,628 and $78,147 for the three months ended September 30, 2007 and 2006, respectively and $541,010 and $231,185 for the nine months ended September 30, 2007 and 2006, respectively.  The increase in general and administrative expenses for the periods in 2007 compared to 2006 relates to employing a full time Corporate Financial Officer during 2007, the increase in travel expenses, which matches with our overall business plan, and increase in the use of consulting firms.

Sales and Marketing Services

Sales and Marketing was $129,956 and $nil for the three months ended September 30, 2007 and 2006, respectively and $144,750 and $nil for the nine months ended September 30, 2007 and 2006, respectively.  The increase in sales and marketing services for the periods in 2007 compared to 2006 relates to increased costs of being a public reporting company, including costs associated with our filings with the U.S. Securities and Exchange Commission.  Also costs associated with hiring investor relations firms, marketing firms, and stock related services.

LIQUIDITY AND CAPITAL RESOURCES

The Company has cash and cash equivalents of $33,011 and a working capital deficit of $11,474 as of September 30, 2007.

The Company's operating activities used $39,587 in the nine months ended September 30, 2007 and $5,173 in the nine months ended September 30, 2006.  The difference is mainly attributable to the increase in operating expenses in the current year.

Cash provided by financing activities was $27,059 and $nil for the nine months ended September 30, 2007 and 2006, respectively. The increase is due to an increase in advances from officers.

The Company’s operations are currently financed through various loans from senior management and principal shareholders as it has been the case for the past several years.  However, there are no assurances that they will continue to do so.  Management is in the process of taking action to strengthen our working capital position and generate sufficient cash to meet our operating needs.  In addition, we also anticipate generating revenue through our proposed financial services that we provide to our clients.  No assurances can be made that management will be successful in achieving its plan, or that additional capital will be available on a timely basis or at acceptable terms.

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

The Company has adopted the Securities and Exchange Commission’s Staff Accounting Bulletin (SAB) No. 104, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements.

Stock-Based Compensation

In December 2004, the FASB issued a revision of SFAS 123 ("SFAS 123(R)") that requires compensation costs related to share-based payment transactions to be recognized in the statement of operations. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be re-measured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. SFAS 123(R) replaces SFAS 123 and is effective as of the beginning of January 1, 2006. Based on the number of shares and awards outstanding as of December 31, 2005 (and without giving effect to any awards which may be granted in 2006), we do not expect our adoption of SFAS 123(R) in January 2006 to have a material impact on the financial statements.

FSP FAS 123(R)-5 was issued on October 10, 2006. The FSP provides that instruments that were originally issued as employee compensation and then modified, and that modification is made to the terms of the instrument solely to reflect an equity restructuring that occurs when the holders are no longer employees, then no change in the recognition or the measurement (due to a change in classification) of those instruments will result if both of the following conditions are met: (a). There is no increase in fair value of the award (or the ratio of intrinsic value to the exercise price of the award is preserved, that is, the holder is made whole), or the antidilution provision is not added to the terms of the award in contemplation of an equity restructuring; and (b). All holders of the same class of equity instruments (for example, stock options) are treated in the same manner. The provisions in this FSP shall be applied in the first reporting period beginning after the date the FSP is posted to the FASB website. The Company has adopted SP FAS 123(R)-5 but it will not have a material impact on its consolidated results of operations and financial condition.

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

Off-Balance Sheet Arrangements

As of September 30, 2007 and during the nine months then ended, we had no off-balance sheet arrangements reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

ITEM 3.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

a) Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Disclosure controls and procedures are the controls and other procedures that we designed to ensure that we record, process, summarize and report in a timely manner the information we must disclose in reports that we file with or submit to the Securities and Exchange Commission under the Exchange Act. Based on this evaluation, our Chief Executive Officer and our Principal Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

b)  Changes in Internal Control over Financial Reporting

During the Quarter ended September 30, 2007, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Other Considerations

There are numerous factors that affect our business and the results of its operations. Sources of these factors include general economic and business conditions, federal and state regulation of business activities, the level of demand for the Company’s product or services, the level and intensity of competition in the medical transaction processing industry and the pricing pressures that may result, the Company’s ability to develop new services based on new or evolving technology and the market’s acceptance of those new services, the Company’s ability to timely and effectively manage periodic product transitions, the services, customer and geographic sales mix of any particular period, and the ability to continue to improve infrastructure including personnel and systems, to keep pace with the growth in its overall business activities.

Forward-Looking Statements

Except for historical information contained herein, this Form 10-QSB contains express or implied forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act. The Company intends that such forward-looking statements be subject to the safe harbors created thereby. The Company may make written or oral forward-looking statements from time to time in filings with the SEC, in press releases, or otherwise. The words “believes,” “expects,” “anticipates,” “intends,” “forecasts,” “project,” “plans,” “estimates” and similar expressions identify forward-looking statements. Such statements reflect the current views with respect to future events and financial performance or operations and are only as of the date the statements are made.  Forward-looking statements involve risks and uncertainties and readers are cautioned not to place undue reliance on forward-looking statements. The Company’s actual results may differ materially from such statements. Factors that cause or contribute to such differences include, but are not limited to, those discussed elsewhere in this Form 10-QSB, as well as those discussed in Form 10-KSB which is incorporated by reference in this Form 10-QSB.

Management believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in such forward-looking statements will be realized. The inclusion of such forward-looking information should not be regarded, as a representation that the future events, plans, or expectations contemplated will be achieved. The Company undertakes no obligation to publicly update, review, or revise any forward-looking statements to reflect any change in expectations or any change in events, conditions, or circumstances on which any such statements are based. Our filings with the Securities Exchange Commission, including the Form 10-KSB, and may be accessed at the SEC’s web site, www.sec.gov.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no changes in securities and small business issuer purchase of equity securities during the period ended September 30, 2007.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended September 30, 2007.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to the vote of securities holders during the period ended September 30, 2007.

ITEM 5.  OTHER INFORMATION

None

EXHIBITS

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EastBridge Investment Group Corporation.

/s/ Keith Wong
Keith Wong,
Chief Executive Officer

/s/ Norman Klein
Norman Klein
Chief Financial Officer

Date: November 13, 2007