Form 10KSB
period 2007-12-31
EastBridge Investment Group Corp
filed 2008-03-14
CIK 1378624

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2007

OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from N/A to N/A
Commission File Number:  0-52282

EastBridge Investment Group Corporation
(Name of small business issuer as specified in its charter)

Arizona	86-1032927
State of Incorporation	IRS Employer Identification No.

2101 East Broadway Street, Unit 30, Tempe, AZ  85282
(Address of principal executive offices)

Registrant's telephone number, including Area Code: (480) 996-2020
Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:

Common Stock, No Par Value

Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

YES ☒              NO ☐

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. x

Indicate by check mark whether the registrant is a shell company      Yes ☐  No ☒

Registrant’s revenues for the most recent fiscal year were $441,937

The aggregate market value of the common stock held by non-affiliates computed based on the closing price of such stock on January 31, 2008, was approximately $3,465,000.

PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

Except for historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties.  Such forward-looking statements include, but are not limited to, statements regarding future events and the Company’s plans and expectations.  Actual results could differ materially from those discussed herein.  Factors that could cause or contribute to such differences include, but are not limited to, those discussed elsewhere in this Form 10-KSB or incorporated herein by reference, including those set forth in Management’s Discussion and Analysis or Plan of Operation.

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

In 2005, EastBridge decided to exit the mobile video game market and dedicate our activities to providing investment related services in Asia, with a strong focus on the high GDP growth countries, such as China and India. EastBridge will initially concentrate on the growing investment opportunities in China (Hong Kong, mainland China, Macao and Taiwan).  Its products will be financial services that assist small to medium-size companies obtain capital to grow their business.  EastBridge’s financial services are expected to be in the form of joint ventures, wholly foreign owned enterprises, guaranteed return ventures, investment banking, financial advisory services or any other financial services allowed by the local government and in compliance with the United States Securities Exchange Commission regulations. In addition, EastBridge will also provide marketing, sales and strategic planning services for its clients to assist them to enter the United States market.

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

In January, 2007, we formed Fiber One Limited (“Fiber One”) in Hong Kong as a wholly owned subsidiary of EastBridge to provide calibration and maintenance services to fiber optic companies in Asia, mainly in China and Japan.  On June 11, 2007, we distributed 5.0% of Fiber One to our shareholders of record on June 11, 2007.  Accordingly, the results of Fiber One have been consolidated with those of EastBridge’s from the date of formation of Fiber One.  EastBridge has formed other subsidiaries since the formation of Fiber One – these are noted in the Management Discussion and Analysis section.  As of December 31, 2007, EastBridge has five (5) subsidiaries and all have distributed dividend shares to EastBridge’s shareholders.

Financial Services

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

EastBridge maintains a company website at: www.EbigCorp.com, the contents of which are not a part of this filing. EastBridge’s business plan is to provide financial services, including public offering guidance, joint venture, and merchant banking advice to small-to-medium-sized businesses in Asia.  Through the public offering guidance service, the Company will consult with its clients in investor relations, public relations, and will provide details on marketing, sales, and strategic planning services. Specifically, the Company will provide its clients with valuable information about the U.S. stock market, and its general entry requirements. Further, the Company will advise its clients on the pertinent information about U.S. investors before becoming reporting companies.

EastBridge’s target clients are mostly in the Chinese territories and other Asian countries.  EastBridge searches for opportunities to enhance hidden values to our clients.  Though we focus on opportunities that can create value for both our shareholders and clients, we cannot provide any assurance that such opportunities will create value for our shareholders, or otherwise increase the value of their investment in the Company.

Products and Marketing

EastBridge’s main business plan is to assist in listing service and advice, and access to joint ventures to businesses in Asia. Our potential income sources are derived from the following

•	Earning fees and stock equities in the companies we represent;
•	Cash income by operating joint ventures with local partners
•	Fees earned in providing merchant banking services to small Asian companies to access US funds.

We will serve as consultants and advisors to these companies to obtain loans, find business partners, and find merger candidates or listing feasibility studies.

Competition

At this time, the Company is unable to locate any other Companies that offer similar services with the same focus in Asia.  The Company believes that larger investment firms may find the smaller Asian companies to be uneconomical for their resource investment. Further, the smaller companies may lack the knowledge capital to penetrate the barriers because of geographical, political, linguistic, cultural, or economy-of-scale reasons. However, the major brokerage and financial service companies, as well as some smaller companies, have competent advertising and marketing capabilities. Therefore, EastBridge expects competition to increase in the near future.

Therefore, in due time, the expected higher returns on investment in Asia, most likely will attract new competitors. However, due to the market size of Asian countries, including China and India, a handful of new competitors may provide potential benefit for the industry. Competition will improve business results for both the financial service companies as well as the potential clients of such firms.

Government Approval and Regulation of Industry

The Company faces risks posed by any adverse laws and regulations affecting our business plans that may be enacted by the U.S. and foreign governments. In order to conduct our business in Asia, we will need to obtain some or all of the following licenses, approvals and/or concessions from the country we are in: Business registration, Tax certificate, Right to conduct Business Certificate, Employment Approval, Residency Approval, Asset Appraisal, Acquisition Approval, Import/Export License and Foreign Remission Approval. The list is subject to additions, dependant on a particular business sector we decide to enter into in the various Asian countries. We are subject to government approvals and concessions. There are no proclamations that we need to obtain all of the approvals and licenses above; nor is there a guarantee that we will obtain any of the approvals and licenses when we are required to do so.

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

AREM Wines

During September, 2007, we signed a definitive agreement to acquire 15% of AREM Wines Pty, Ltd, (“Arem”) an Australian wine company in Melbourne, Australia. Under the terms of the agreement, EastBridge was to give Arem Pacific Corporation, the investment company that owns AREM Wines Pty, Ltd., 8,000,000 of our restricted common shares, plus options to purchase EastBridge common shares, in exchange for the 15% stake in AREM.  In subsequent events, the Company issued only 2,000,000 of the restricted shares as part of 8,000,000 shares to be issued in accordance with the agreement.  The September, 2007 agreement replaces all other stock exchange agreements between EastBridge and Arem.  In addition to the restricted stock agreement, EastBridge and Arem signed a second agreement.  EastBridge will assist Arem to become listed on a U.S. stock exchange. EastBridge will be paid $700,000 in cash, of which $400,000 was due at signing and $100,000 will be paid when the proper application is filed with the SEC and the remaining $200,000 on actual listing and AREM's stock begins trading. Arem will also issue 5% of its stock to EastBridge stockholders.

Rino Two Horns

EastBridge signed an agreement to acquire a 15% stake in Rhino Two Horns (Malaysia) Sdn. Bhd., (“Rino”) energy sports drink company.

Under the terms of the original agreement, EastBridge will issue 5,000,000 restricted EBIG common shares in exchange for a 15% stake in Rhino Two Horns depending on the bilateral valuations of the shares exchanged.  In January, 2008 the agreement was changed.  Rhino will pay $200,000 to EastBridge in cash to have EastBridge help them go public in the United States.  EastBridge will still receive 15% stake in Rhino but EastBridge will not issue any shares to Rhino.  Rhino will also issue 5% of its shares to EastBridge stockholders. Rhino Two Horns (Malaysia) Sdn. Bhd., based in Malaysia, markets popular energy sports drinks containing a unique formulation to re-hydrate and refresh the body and to recover from intense sporting activities. The company primarily exports its Energy 250 and Ultra Sports 500 beverages from Malaysia to Australia, New Zealand, and Brunei. New products featuring the Acai berry, called Energy Acai Boost and Twohorns REHYDRA8 are being prepared for launch. The company is currently negotiating to market its products to China and India. More information is available at www.rhinotwohorns.com Rhino Two Horns' website in Malaysia.  EastBridge modified their agreement based upon on the accomplishments Rhino Two Horns Sdn. Bhd, Malaysia has achieved recently with its success in selling to 856 7-Eleven stores in Malaysia. Rhino has also begun to distribute its drinks in India, Australia and New Zealand.

Fiber One Ltd

During July 2007, EastBridge organized Fiber One, Ltd. a Hong Kong based subsidiary of EastBridge.  Fiber One is wholly owned by EastBridge.  Fiber One provides services to the fiber optics industry in China and other Far East countries.  Fiber One is currently providing calibration service to Amonics of Hong Kong.  Fiber One is an active subsidiary of EastBridge and receiving revenue from Amonics.

Nanotec, Inc.

During July 2007, we organized Nanotec, Inc., (“Nanotec”) a wholly owned subsidiary of EastBridge, to provide electronic and chemical products and services to companies in Asia, especially those in China and Japan.  On July 11, 2007 we distributed 5% of Nanotec to our shareholders of record on that date.  As of November 8. 2007, Arem Wines merged with Nanotec, Inc.  Under the terms of the merger, the new stock ownership structure is as follows:  15% owned by EastBridge, 5% owned by EastBridge shareholders and 80% owned by Arem Wines’ beneficiaries.

General Farms Corporation

On November 27, 2007, we organized General Farms Corporation (“General Farms”) a wholly owned subsidiary of EastBridge. A stock dividend of 5% of General Farm's common stock, or 10,000,000 shares, will be distributed to EastBridge's shareholders of record as of Nov 16, 2007. Under the terms of the share exchange agreement, the new stock ownership structure is: 15% owned by EastBridge and 5% owned by EastBridge's shareholders of record as of Nov 16, 2007. As of December 5, 2007, Rhino Two Horns merged with General Farms Corporation.  Under the terms of the merger, the new stock ownership structure is:  15% owned by EastBridge, 5% owned by EastBridge shareholders and 80% owned by Rhino’s beneficiaries.

Energy Corporation

On November 27, 2007, we organized Energy Corporation (“Energy”) a wholly owned subsidiary of EastBridge.  On December 28, 2007, EastBridge announced that it will distribute a stock dividend of 5% of Energy Corporation’s common stock of 10 million shares, on a pro-rata basis and with no considerations to its shareholders of record on that date.  The Company has not distributed the stock as of December 31, 2007.  Energy Corporation, a wholly owned subsidiary of EastBridge, focuses on energy equipment manufacturers and the energy distribution business in Asia. The eligible shareholders will automatically receive the stock certificates or electronic deposits into their accounts when the Energy Corporation's stock is listed and begins trading.  Energy Corporation is presently an inactive subsidiary.

China Properties Corporation

On November 27, 2007 we organized China Properties Corporation (“China Properties”) a wholly owned subsidiary of EastBridge.  A stock dividend of 5% of China Properties’ common stock of 10,000,000 shares, on a pro-rata basis and without considerations to its shareholders of record on Friday, November 30, 2007. China Properties Corporation, a wholly owned subsidiary of EastBridge, focuses on real estate development and construction business in Asia. The eligible shareholders will automatically receive the stock certificates or electronic deposits into their accounts when the China Properties' stock is listed and begins trading.  China Properties is presently an inactive subsidiary.

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

Huang Wei Pharmaceutical Company

EastBridge will provide listing services to Huang Wei, a well know Chinese pharmaceutical company located approximately two hours from Beijing, China.  EastBridge intends to list Huang Wei in a United States stock market within the next 12 to 18 months.  Huang Wei has recently added over thirty drug approvals from the Chinese FDA.  Its products range from the special anti-flammitory to blood pressure-lowering drugs.  EastBridge will receive restricted stock of Huang Wei as consideration for its services.

Additional Information

EastBridge files reports and other materials with the Securities and Exchange Commission.  These documents may be inspected and copied at the Commission’s Public Reference Room at 100 F Street, N.E., Washington, D.C., 20549.  You can obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330.  You can also get copies of documents that the Company files with the Commission through the Commission’s Internet site at www.sec.gov.

Employees

We now have two full-time employees in the United States and three part time employees in China. In the near future, we plan to have five full-time employees in Beijing, China and three full-time employees in Phoenix, Arizona.

ITEM 2.  DESCRIPTION OF PROPERTY.

Our executive office is located at 2101 E. Broadway St., #30, Tempe, Arizona 85282. We lease these facilities, consisting of approximately 300 square feet, for $ 536.20 per month. The term of our lease is on a Month-to-Month basis.

EastBridge has obtained the approval from the local authority in Beijing, capital of China, to begin operation as a financial company's representative office to serve its Chinese clients.  Their new office is housed in the office tower of Kunlun Hotel and is fully operational in January of 2008 to serve existing and new clients. The company leases these offices for $4,000 per month.  The term of the lease is on a Month-to-Month basis.

The aforesaid properties are in good condition and we believe they will be suitable for our purposes for the next 12 months.  There is no affiliation between us and any of our principals or agents and our landlords or any of their principals or agents.

ITEM 3.  LEGAL PROCEEDINGS

The Company will take whatever legal action necessary to protect its interests and its clients.  There are no current legal actions against the company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company submitted no matters to a vote of its security holders during the fiscal year ended December 31, 2007 and 2006.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

EastBridge common stock is traded in the over-the-counter market, and quoted in the National Association of Securities Dealers Inter-dealer Quotation System (“Electronic Bulletin Board) and can be accessed on the Internet at www.otcbb.com under the symbol “EBIG.”

At December 31, 2007, there were 110,092,080 shares of common stock of EastBridge outstanding and there were approximately 1600 shareholders of record of the Company’s common stock.

The following table sets forth for the periods indicated the high and low bid quotations for EastBridge’s common stock.  These quotations represent inter-dealer quotations, without adjustment for retail markup, markdown or commission and may not represent actual transactions. EastBridge began trading in July of 2007.

Periods	High	Low
Fiscal Year 2007
First Quarter (January – March 2007)	$.0	$.0
Second Quarter (April – June 2007)	$.0	$.0
Third Quarter (July – September 2007)	$.25	$.23
Fourth Quarter (October – December 2007)	$.09	$.08

Fiscal Year 2006
First Quarter (January – March 2006)	$.0.	$.0
Second Quarter (April – June 2006)	$.0	$.0
Third Quarter (July – September 2006)	$.0	$.0
Fourth Quarter (October – December 2006)	$.0	$.0

EastBridge has never paid cash dividends on any of its common stock shares. EastBridge does not anticipate paying cash dividends at any time in the foreseeable future and any profits will be reinvested in EastBridge’s business.  EastBridge’s Transfer Agent and Registrar for the common stock is Jersey Transfer Agent located in New Jersey.

Sale of Unregistered Securities

Quarter Ended	Stock issued for Service for/Debt

March 31, 2006	-
June 31, 2006	-
September 30, 2006	-
December 31, 2006	638,523
Year Ended December 31, 2006	638,523

March 31, 2007	1,489,887
June 31, 2007	111,000
September 30, 2007	4,129,157
December 31, 2007	5,384,121
Year Ended December 31, 2007	11,114,165

The Company has issued shares of its common stock as consideration to officers for the fair value of the debt outstanding.  The value of those shares is determined based on the trading value of the stock at the dates on which the agreements of debt conversion and the value of services rendered.   During the year ended December 31, 2006, the Company granted to officers, 2,128,410 shares of common stock valued in the aggregate at $638,523 with a strike price of $.30.  The stock issued for debt was based upon outstanding balances at a rate of 12% interest.    The value of these shares was expensed during the year.  The offer and sale of such shares of our common stock were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Rule 506 promulgated under the Securities Act and in Section 4(2) of the Securities Act. A legend was placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequent registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

The Company has issued shares of its common stock as consideration to consultants and officers for the fair value of the services rendered.  The value of those shares was determined based on the trading value of the stock at the dates on which the agreements or at the price of the debt conversion.  During the year ended December 31, 2007, the Company granted to consultants and paid out obligations of 7,624,278 shares of common stock valued in the aggregate at $665,660 with a strike price range of $.07 to $.09.  The values of the shares were expensed during the year for services provided or the outstanding debts were converted. The company issued 2,000,000 for $140,000 common shares to Arem Wine Ltd. Pty in a pro-rate stock exchange and owns 15% of Arem Wines.  The offer and sale of such shares of our common stock were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Rule 506 promulgated under the Securities Act and in Section 4(2) of the Securities Act. A legend was placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequent registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Management’s discussion and analysis contains statements that are forward-looking and involve risks and uncertainties.  Several factors could cause actual results to differ materially from those described in such forward-looking statements.  This includes the Company’s ability to manage growth, involvement in litigation, competition in the health electronic transaction processing, ongoing contractual relationships, dependence upon key personnel, changes in customer demand for product and services, and the adoption of new, or changes in, accounting policies, practices and estimates and the application of such policies, practices, and estimates, and federal and state governmental regulation, specifically in the areas of electronic transaction processing in the health care industries.

The following financial data should be read in conjunction with the consolidated financial statements of EastBridge and related notes and other financial information appearing elsewhere in this report.

Recent Developments and Current Projects

EastBridge currently has nine (9) clients that it is assisting with the process to register them with the Security Exchange Commission as a public company in the United States and help them to begin trading their stock on a United States stock exchange.  Several of these clients will go public in the United States and begin trading its stock in 2008.  EastBridge currently has formed five (5) subsidiaries.  Two of our clients (Arem Wines and Rhino Sports Drink Company) have already merged with these subsidiaries as noted below.  We expect Amonics to merge with Fiber One in the near future.  After the mergers are completed, then EastBridge will begin the process to take these companies public and to begin trading their stock in a U.S. stock exchange.  EastBridge may also choose to take some of the clients public directly without merging them with a subsidiary.  Below is a summary of our clients and our subsidiaries.  EastBridge’s financials should also improve significantly in 2008 once EastBridge completes the SEC registration process of some of its clients.  Once a client is registered as a public company and its stock begins trading in a U.S. stock market, then EastBridge will record the value of its stake in that client as revenue for that quarter and also record the value as an asset on its balance sheet.  EastBridge typically receives a 10 to 20% stake in a client as consideration for its listing service.

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

AREM Wines

During September, 2007, we signed a definitive agreement to acquire 15% of AREM Wines Pty, Ltd, (“Arem”) an Australian wine company in Melbourne, Australia. Under the terms of the agreement, EastBridge gave Arem Pacific Corporation, the investment company that owns AREM Wines Pty, Ltd., 8,000,000 of our restricted common shares, plus options to purchase EastBridge common shares, in exchange for the 15% stake in AREM.  In subsequent events, the Company issued only 2,000,000 of the restricted shares as part of 8,000,000 shares to be issued in accordance with the agreement.  The September, 2007 agreement replaces all other stock exchange agreements between EastBridge and Arem.  In addition to the restricted stock agreement, EastBridge and Arem signed a second agreement.  EastBridge will assist Arem to become listed on a U.S. stock exchange. EastBridge will be paid $700,000 in cash, of which $400,000 was due at signing and $100,000 will be paid when the proper application is filed with the SEC and the remaining $200,000 on actual listing and AREM's stock begins trading. Arem will also issue 5% of its stock to EastBridge stockholders.

Rino Two Horns

EastBridge signed an agreement to acquire a 15% stake in Rhino Two Horns (Malaysia) Sdn. Bhd., (“Rino”) an energy sports drink company.

Under the terms of the original agreement, EastBridge will issue 5,000,000 restricted EBIG common shares in exchange for a 15% stake in Rhino Two Horns depending on the bilateral valuations of the shares exchanged.  In January, 2008 the agreement was changed.  Rhino will pay $200,000 to EastBridge in cash to have EastBridge help them go public in the United States.  EastBridge will still receive 15% stake in Rhino but EastBridge will not issue any shares to Rhino.  Rhino will also issue 5% of its shares to EastBridge stockholders. Rhino Two Horns (Malaysia) Sdn. Bhd., based in Malaysia, markets popular energy sports drinks containing a unique formulation to re-hydrate and refresh the body and to recover from intense sporting activities. The company primarily exports its Energy 250 and Ultra Sports 500 beverages from Malaysia to Australia, New Zealand, and Brunei. New products featuring the Acai berry, called Energy Acai Boost and Twohorns REHYDRA8 are being prepared for launch. The company is currently negotiating to market its products to China and India. More information is available at www.rhinotwohorns.com Rhino Two Horns' website in Malaysia.  EastBridge modified their agreement based upon on the accomplishments Rhino Two Horns Sdn. Bhd, Malaysia has achieved recently with its success in selling to 856 7-Eleven stores in Malaysia. Rhino has also begun to distribute its drinks in India, Australia and New Zealand.

Fiber One Ltd

During July 2007, EastBridge organized Fiber One, Ltd. a Hong Kong based subsidiary of EastBridge.  Fiber One is wholly owned by EastBridge.  Fiber One provides services to the fiber optics industry in China and other Far East countries.  Fiber One is currently providing calibration service to Amonics of Hong Kong.  Fiber One is an active subsidiary of EastBridge and receiving revenue from Amonics.

Nanotec, Inc.

During July 2007, we organized Nanotec, Inc., (“Nanotec”) a wholly owned subsidiary of EastBridge, to provide electronic and chemical products and services to companies in Asia, especially those in China and Japan.  On July 11, 2007 we distributed 5% of Nanotec to our shareholders of record on that date.  As of November 8, 2007, Arem Wines merged with Nanotec, Inc.  Under the terms of the merger, the new stock ownership structure is as follows:  15% owned by EastBridge, 5% owned by EastBridge shareholders and 80% owned by Arem Wines’ beneficiaries.

General Farms Corporation

On November 27, 2007, we organized General Farms Corporation (“General Farms”) a wholly owned subsidiary of EastBridge. A stock dividend of 5% of General Farm's common stock, or 10,000,000 shares, will be distributed to EastBridge's shareholders of record as of Nov 16, 2007. Under the terms of the share exchange agreement, the new stock ownership structure is: 15% owned by EastBridge and 5% owned by EastBridge's shareholders of record as of Nov 16, 2007. As of December 5, 2007, Rhino Two Horns merged with General Farms Corporation.  Under the terms of the merger, the new stock ownership structure is:  15% owned by EastBridge, 5% owned by EastBridge shareholders and 80% owned by Rhino’s beneficiaries.

Energy Corporation

On November 27, 2007, we organized Energy Corporation (“Energy”) a wholly owned subsidiary of EastBridge.  A stock dividend of 5% of Energy Corporation’s common stock of 10 million shares, on a pro-rata basis and with no considerations will be distributed to EastBridge’s shareholders of record on December 28, 2007.  The Company has not distributed the stock dividend as of December 31, 2007.  Energy Corporation, a wholly owned subsidiary of EastBridge, focuses on energy equipment manufacturers and the energy distribution business in Asia. The eligible shareholders will automatically receive the stock certificates or electronic deposits into their accounts when the Energy Corporation's stock is listed and begins trading.  Energy Corporation is presently an inactive subsidiary.

China Properties Corporation

On November 27, 2007 we organized China Properties Corporation (“China Properties”) a wholly owned subsidiary of EastBridge.  A stock dividend of 5% of China Properties’ common stock of 10,000,000 shares, on a pro-rata basis and without considerations to its shareholders of record on Friday, November 30, 2007. China Properties Corporation, a wholly owned subsidiary of EastBridge, focuses on real estate development and construction business in Asia. The eligible shareholders will automatically receive the stock certificates or electronic deposits into their accounts when the China Properties' stock is listed and begins trading.  China Properties is presently an inactive subsidiary.

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

Huang Wei Pharmaceutical Company

EastBridge will provide listing services to Huang Wei, a well know Chinese pharmaceutical company located approximately two hours from Beijing, China.  EastBridge intends to list Huang Wei in a United States stock market within the next 12 to 18 months.  Huang Wei has recently added over thirty drug approvals from the Chinese FDA.  Its products range from the special anti-flammatory to blood pressure-lowering drugs.  EastBridge will receive restricted stock of Huang Wei as consideration for its services.

Critical Accounting Policies

Stock Based Compensation

In December 2004, the FASB issued a revision of SFAS No. 123 ("SFAS No. 123(R)") that requires compensation costs related to share-based payment transactions to be recognized in the statement of operations. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be re-measured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. SFAS No. 123(R) replaces SFAS No. 123 and is effective as of the beginning of January 1, 2006. Based on the number of shares and awards outstanding as of December 31, 2005 (and without giving effect to any awards which may be granted in 2006), we do not expect our adoption of SFAS No. 123(R) in January 2006 to have a material impact on the financial statements.

FSP FAS 123(R)-5 was issued on October 10, 2006. The FSP provides that instruments that were originally issued as employee compensation and then modified, and that modification is made to the terms of the instrument solely to reflect an equity restructuring that occurs when the holders are no longer employees, then no change in the recognition or the measurement (due to a change in classification) of those instruments will result if both of the following conditions are met: (a). There is no increase in fair value of the award (or the ratio of intrinsic value to the exercise price of the award is preserved, that is, the holder is made whole), or the antidilution provision is not added to the terms of the award in contemplation of an equity restructuring; and (b). All holders of the same class of equity instruments (for example, stock options) are treated in the same manner. The provisions in this FSP shall be applied in the first reporting period beginning after the date the FSP is posted to the FASB website. The Company has adopted SP FAS 123(R)-5 but it did not have a material impact on its consolidated results of operations and financial condition.

Accounting Policies and Estimates

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Our management periodically evaluates the estimates and judgments made. Management bases its estimates and judgments on historical experience and on various factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates as a result of different assumptions or conditions. As such, in accordance with the use of accounting principles generally accepted in the United States of America, our actual realized results may differ from management’s initial estimates as reported.  A summary of significant accounting policies are detailed in notes to the financial statements which are an integral component of this filing.

Revenues

The Company has adopted the Securities and Exchange Commission’s Staff Accounting Bulletin SAB No. 104, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements.

Segment Reporting

Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosure About Segments of an Enterprise and Related Information" requires use of the "management approach" model for segment reporting. The management approach model is based on the way a company's management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. SFAS No. 131 has no effect on the Company's financial statements as substantially all of the Company's operations are conducted in one industry segment.

Statement of Operations Data
	Years Ended December 31	Years Ended December 31

	2007	2006

Revenues	$441,937	$-
Operating and Other Expenses	981,697	-

Net Loss	$(539,760)	$-

Balance Sheet Data:

	Years Ended December 31	Years Ended December 31

	2007	2006

Current Assets	$354,543	$47,367
Total Assets	503,343	47,367
Current Liabilities	575,625	387,040
Non Current Liabilities	1,491	-
Total Liabilities	577,116	387,040
Working Capital (Deficit)	(221,082)	(339,673)
Shareholders'Equity (Deficit)	$(73,773)	$(339,673)

The Company has declared no common stock cash dividends since its inception.

RESULTS OF OPERATIONS

     Fiscal Year End December 31, 2007, Compared to Fiscal Year End December 31, 2006

Revenues for Fiscal 2007 increased to $441,937 from $0 during Fiscal 2006 as 100% increase.  This increase in revenue is directly the result of implementing the Company's strategic direction in core operations.  This included discontinuing declining or unprofitable and business sectors and implementing the Company’s business plan.

Selling expenses for the fiscal 2007 increased to $288,936 as compared to fiscal 2006 of $0 a 100% increase.  This increase is primarily the result of marketing efforts and includes traveling and various meetings in China, India and other Far East countries to implement the Company’s business plan.

General and administrative expenses for the fiscal 2007 increased to $710,172 as compared to fiscal 2006 of $0 a 100% increase.    This increase is attributed to the Company's increase use of SEC attorneys, SEC auditors, Investment Relations contractors and Public Relations contractors and increase due to expenses of public company requirements.

The loss for fiscal 2007 increased to ($539,760) as compared to fiscal 2006 of ($376.414).  The increase is due to the implementation of the Company’s business plan and expense related to that plan.

No tax benefit was recorded on the expected operating loss for fiscal 2007 and 2006 as required by Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes.  For the quarter ended we do not expect to realize a deferred tax asset and it is uncertain, therefore we have provided a 100% valuation of the tax benefit and assets until we are certain to experience net profits in the future to fully realize the tax benefit and tax assets.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s operating requirements have been funded primarily from some of our clients that have paid us in cash for the Company to provide financing and consulting services.  The Company believes that the cash flows from its financing services are inadequate to repay the capital obligations and has relied upon loans from its officers to sustain its operations.

Cash (used) provided by operating activities for the fiscal year 2007 was ($16,595) compared to $43,736 for fiscal year 2006.  The Company’s focus on core operations results in an increase in implementing its clients financing and consulting services.  The company has grown its operations to begin to reduce the deficit cash flow positions.  However the company is still operating in a deficit.  The company issued common stock valued at for fiscal 2007 of $665,660 for debt and services rendered.  The company issued 2,000,000 of common stock to Arem Wines in exchange for 15% of the company for $140,000.

Cash (used) by financing activities was ($30,218) for fiscal 2007 as compared to $0 for fiscal 2006.  Financing activities primarily consisted of proceeds from affiliates and loans and repayment of debt.

The Company has used funds advanced from its officers.  As of fiscal 2007 the Company maintained a note payable from its officer of $25,000 and a note receivable of $8,800 as compared to fiscal 2006 of $0 there is not accrued interest on these notes.

Other Considerations

There are numerous factors that affect the business and the results of its operations.  Sources of these factors include general economic and business conditions, federal and state regulation of business activities, the level of demand for product services, the level and intensity of competition in the financing industry, and the ability to develop new services based on new or evolving technology and the market's acceptance of those new services, the Company’s ability to timely and effectively manage periodic product transitions, the services, customer and geographic sales mix of any particular period, and our ability to continue to improve our infrastructure including personnel and systems to keep pace with the Company’s anticipated rapid growth.

ITEM 7.  FINANCIAL STATEMENTS

EASTBRIDGE INVESTMENT GROUP CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
EASTBRIDGE INVESTMENT GROUP CORPORATION

We have audited the accompanying consolidated balance sheet of EastBridge Investment Group Corporation and Subsidiaries as of December 31, 2007, and the related consolidated statements of operations, changes in stockholders' deficiency and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provided a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of EastBridge Investment Group Corporation and Subsidiaries, as of December 31, 2007, and the results of their operations and their cash flows for the period then ended in conformity with accounting principles generally accepted in the United States of America.

These consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has operating and liquidity concerns, has incurred an accumulated deficit of approximately $3,451,898 through the period ended December 31, 2007, and current liabilities exceeded current assets by approximately $221,082 at December 31, 2007. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans as to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

JEWETT, SCHWARTZ, WOLFE & ASSOCIATES
Hollywood, Florida
February 28, 2008

2514 HOLLYWOOD BOULEVARD, SUITE 508 ● HOLLYWOOD, FLORIDA 33020 ● TELEPHONE (954) 922-5885 ● FAX (954) 922-5957
MEMBER - AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS ● FLORIDA INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS
PRIVATE COMPANIES PRACTICE SECTION OF THE AICPA ● REGISTERED WITH THE PUBLIC COMPANY ACCOUNTING OVERSIGHT BOARD OF THE SEC

EASTBRIDGE INVESTMENT GROUP CORPORATION
CONSOLIDATED BALANCES SHEET
FOR THE YEAR ENDED DECEMBER 31, 2007

ASSETS:
2007
CURRENT ASSETS
Cash	$59,162
Accounts receivables - net	295,381
Prepaid expenses and other current assets	-
Total current assets	354,543

Note receivable affiliates	8,800
Investment in subsidiary	140,000
TOTAL ASSETS	$503,343

LIABILITIES AND STOCKHOLDERS' DEFICIENCY:

CURRENT LIABILITIES:
Accounts payable	$324,298
Accrued expenses and other liabilities	221,108
Notes from afiliates	30,219
Total current liabilities	575,625

TOTAL LIABILITIES	575,625

Minority interest	1,491

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY:
Common stock, no par value, 300,000,000 shares authorized,110,092,080 issued and outstanding as of December 31, 2007	3,378,125
Accumulated deficit	(3,451,898)
TOTAL STOCKHOLDERS' DEFICIENCY	(73,773)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$503,343

The accompanying notes are an integral part of these consolidated financial statements.

EASTBRIDGE INVESTMENT GROUP CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	2007	2006

REVENUES:
Revenue	441,937	-
	441,937	-
OPERATING EXPENSES:
General and administrative expenses	710,172	-
Sales and marketing expenses	288,936	-
Total operating expenses	999,108	-
OPERATING LOSS	(557,171)	-

OTHER (INCOME) AND EXPENSES
Interest expense	1,520	-
Interest Income	(760)	(56)
Gain on extinguishment of debt	(25,771)	(19,300)
Total other (income) expense	(25,011)	(19,356)

INCOME (LOSS) BEFORE TAXES, MINORITY INTEREST, DISCONTINUED OPERATIONS	(532,160)	19,356
Minority interest	1,491	-
Income tax provision	6,109
Loss from discontinued operatons	-	395,770

NET LOSS	$(539,760)	$(376,414)

NET LOSS PER SHARE:
Basic and diluted:	$(0.00)	$(0.00)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted:	109,283,907	98,339,392

The accompanying notes are an integral part of these consolidated financial statements.

EASTBRIDGE INVESTMENT GROUP CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	Common Stock		Subscribed	Accumulated
	Shares	Amount	Stock	Deficit	Total

DECEMBER 31, 2005	98,339,392	$1,933,942	$-	$(2,535,724)	$(601,782)

Common stock for services	-	-	638,523	-	638,523

Net loss	-	-	-	(376,414)	(376,414)

DECEMBER 31, 2006	98,339,392	$1,933,942	$638,523	$(2,912,138)	$(339,673)

Common stock issued for services	2,128,410	638,523	(638,523)	-	-

Common stock issued for services	111,000	11,247	-	-	11,247

Common stock issued for services	4,129,157	395,942	-	-	395,942

Common stock issued for services	3,384,121	258,471	-	-	258,471

Common stock issued for acquistion	2,000,000	140,000	-	-	140,000

Net loss	-	-	-	(539,760)	(539,760)

DECEMBER 31, 2007	110,092,080	$3,378,125	$-	$(3,451,898)	$(73,773)

The accompanying notes are an integral part of these consolidated financial statements.

EASTBRIDGE INVESTMENT GROUP CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(539,760)	$(376,414)
Adjustments to reconcile net loss to net cash used in operating activities:
Issuance of stock as consideration for services	665,660	638,523
Gain on extinguishment of debt	-	(19,300)
Minority interest	1,491	-
Changes in operating assets and liablities:
Accounts receivables	(295,381)	-
Prepaid and other current assets	(6,972)	-
Accounts payable	25,757	(247,823)
Accrued expenses and other liabilities	132,610	48,750
Net cash provided by (used) in operating activities	(16,595)	43,736

CASH FLOWS FROM FINANCING ACTIVITIES:
Note payable affiliates	30,218	-
Net cash provided by financing activities	30,218	-

INCREASE IN CASH	13,623	43,736
CASH, BEGINNING OF YEAR	45,539	1,803
CASH, END OF YEAR	$59,162	$45,539

SUPPLEMENTAL CASH FLOW INFORMATION:
	2007	2006

Interest paid	$458	$-
Taxes paid	$-	$-
Investment in subsidiary	$(140,000)	$-

The accompanying notes are an integral part of these consolidated financial statements.

EASTBRIDGE INVESTMENT GROUP CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2007 and 2006

NOTE 1 – DESCRIPTION OF BUSINESS

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

On August 23, 2002, EastBridge entered into an agreement with Providential Holding, Inc. (“Providential”) to sell all the issued and outstanding shares of EastBridge.  For consideration,  Providential agreed to deliver (i) $250,000 in non-interest bearing promissory notes, payable 270 days after closing, (ii) $250,000 in non-interest bearing promissory notes, payable 180 days after closing, (iii) 3,000,000 shares of restricted stock of EastBridge with an option of additional shares to be issued after 270 days if the stock price did not reach $0.30 and (iv) 1,000,000 shares of restricted stock of Providential with an option of additional shares to be issued after one year if the stock price did not reach $0.30. The transaction between the original stockholders and Providential was consummated as of October 17, 2003.  On June 30, 2005 the Company and Providential, agreed to a financial and ownership restructuring and executed a formal agreement to return the majority ownership of EastBridge to its original stockholders in exchange for a forgiveness of notes and obligations owed to the Company and its original stockholders. The total amount of the debt forgiven was $1,932,617 and was recorded as paid-in capital in the 2005 financial statement. As a result of the re-structuring, Providential has become a minority stockholder and the original stockholders of the Company have become the majority stockholders as a group.

In 2005, EastBridge revised its business model to provide financial services to companies located in Asian countries.  EastBridge is one of very few United States companies solely concentrated in marketing financial services to the small to mid-size Asian companies that require capital to expand in their local markets of Asia. In the business sectors that EastBridge sees a unique opportunity, EastBridge will form its own foreign subsidiaries with local partners to capture the opportunity.

In January, 2007, we formed Fiber One Limited (“Fiber One”) in Hong Kong as a wholly owned subsidiary of EastBridge to provide calibration and maintenance services to fiber optic companies in Asia, mainly in China and Japan.  On June 11, 2007, we distributed 5.0% of the shares outstanding of Fiber One to our shareholders of record on June 11, 2007. EastBridge continues to own the remaining 95% of Fiber One. Accordingly, the results of Fiber One have been consolidated with those of EastBridge’s from the date of formation of Fiber One.

EastBridge has formed other subsidiaries and owns 15% to 20% of the outstanding shares.  These subsidiaries which are discussed further in the MD & A are as follows:  Amonics Limited, Tianjin Hui Hong Heavy Steel Construction Co., Ltd., Ning Guo Shunchang Machinery Co., Ltd., Hefei GinKo Real Estate Company, Ltd., Rhino Two Horns (Malaysia) Sdn. Bhd, Huang Wei Pharmaceutical Company, Beijing Power Plant Equipment Company, Wenda Professional College and AREM Wines Pty, Ltd.  These minority owned clients are recorded on cost method of accounting.

EastBridge also owns 95% of the shares outstanding of General Farms Corporation, Energy Corporation, and China Properties Corporation.  However these subsidiaries are presently inactive.  Nanotec, Inc., formerly a wholly owned subsidiary of EastBridge, was acquired by Arem Wines in November of 2007.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern.  However, the Company has year end losses from operations and had minimal revenues from operations in 2007 and 2006.  During the year ended December 31, 2007, the Company has incurred net losses of $539,760.  Further, the Company has inadequate working capital to maintain or develop its operations, and is dependent upon funds from private investors and the support of certain stockholders.

These factors raise substantial doubt about the ability of the Company to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.  In this regard, Management is planning to raise any necessary additional funds through loans and additional sales of its common stock. There is no assurance that the Company will be successful in raising additional capital.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States of America.  Significant accounting policies are as follows:

Principles of Consolidation

The accompanying financial statements represent the consolidated financial position and results of operations of the Company and include the accounts and results of operations of the Company and its wholly owned subsidiaries.  The accompanying financial statements include the active entity of EastBridge Investment Group Corporation and its subsidiary Fiber One, Inc.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements.  These estimates and assumptions also affect the reported amounts of revenues, costs and expenses during the reporting period.  Management evaluates these estimates and assumptions on a regular basis.  Actual results could differ from those estimates.

The primary management estimates included in these financial statements are the allowance for doubtful accounts for account receivables, and the fair value of its stock tendered in various non-monetary transactions.

Reclassification

Certain prior period amounts have been reclassified to conform to current year presentations.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  At December 31, 2007, cash and cash equivalents include cash on hand and cash in the bank.

Property and Equipment

Property and equipment is recorded at cost and depreciated over the estimated useful lives of the assets using principally the straight-line method. When items are retired or otherwise disposed of, income is charged or credited for the difference between net book value and proceeds realized.  Ordinary maintenance and repairs are charged to expense as incurred, and replacements and betterments are capitalized.  The range of estimated useful lives used to calculated depreciation for principal items of property and equipment are as follow:

Asset Category	Depreciation/ Amortization Period
Computer Equipment	3 Years
Terminal Software	3 Years
Network Platform	3 Years
Office equipment	5 Years

Research and Development

Costs research and development are expensed as incurred.  There was no Research and Development expense for the year ended December 31, 2007.

Income Taxes

Deferred income taxes are provided based on the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"), to reflect the tax effect of differences in the recognition of revenues and expenses between financial reporting and income tax purposes based on the enacted tax laws in effect at December 31, 2007.

Net Loss Per Share

Basic earnings per share is computed in accordance with SFAS No. 128, “Earnings Per Share”, by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company.  As of December 31, 2007, there were no potential dilutive instruments that could result in share dilution.

Fair Value of Financial Instruments

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties other than in a forced sale or liquidation.

Certain methods and assumptions were used to estimate the fair value of each class of the following financial instruments for which it is practicable to estimate that value:

Cash and cash equivalents, licensing receivable, prepaid expenses, other assets, and accounts payable, income tax payable, and other current liabilities carrying amounts approximate fair value due to their most maturities.

Goodwill and Other Intangible Assets

The Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets”, effective July 1, 2002.  As a result, the Company discontinued amortization of goodwill, and instead annually evaluates the carrying value of goodwill and other intangible assets for impairment, in accordance with the provisions of SFAS No. 142.   There was no impairment of goodwill or other intangible assets in fiscal 2006 and 2007.

Impairment of Long-Lived Assets

In accordance with SFAS No. 144, long-lived assets, such as property, plant, and equipment, and purchased intangibles, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Goodwill and intangible assets are tested for impairment. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.  There were no events or changes in circumstances that necessitated an impairment of long lived assets.

Concentration of Credit Risk

The Company maintains its operating cash balances in banks in Tempe, Arizona.  The Federal Depository Insurance Corporation (“FDIC”) insures accounts at each institution up to $100,000.

Financial instruments that potentially subject the Company to concentrations of credit risk are primarily trade accounts receivable.  The trade accounts receivable are due primarily from small business customers in numerous geographical locations throughout the United States and Asia.

The Company estimates and provides an allowance for uncollectible accounts receivable.

Revenue Recognition

The Company recognizes revenue and financial statement presentation and disclosure in accordance with Securities and Exchange Commission’s (“SEC”) Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition in Financial Statement” which established that revenue can be recognized when persuasive evidence of an arrangement exists, the product has been shipped, all significant contractual obligations have been satisfied and collection is reasonably assured.

Recent Accounting Pronouncements

Recent accounting pronouncements that the Company has adopted or will be required to adopt in the future are summarized below.

On December 21, 2007 the SEC staff issued Staff Accounting Bulletin No. 110 (“SAB No. 110”), which, effective January 1, 2008, amends and replaces SAB No. 107, Share-Based Payment. SAB No.110 expresses the views of the SEC staff regarding the use of a "simplified" method in developing an estimate of expected term of "plain vanilla" share options in accordance with FASB Statement No. 123(R), Share-Based Payment. Under the "simplified" method, the expected term is calculated as the midpoint between the vesting date and the end of the contractual term of the option. The use of the "simplified" method, which was first described in Staff Accounting Bulletin No. 107, was scheduled to expire on December 31, 2007. SAB No. 110 extends the use of the "simplified” method for "plain vanilla" awards in certain situations. The SEC staff does not expect the "simplified" method to be used when sufficient information regarding exercise behavior, such as historical exercise data or exercise information from external sources, becomes available. The Company is currently evaluating the potential impact that the adoption of SAB No. 110 could have on its financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”. This Statement replaces SFAS No. 141, Business Combinations, and requires an acquirer to recognize the assets acquired, the liabilities assumed, including those arising from contractual contingencies, any contingent consideration, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the statement. SFAS No. 141(R) also requires the acquirer in a business combination achieved in stages (sometimes referred to as a step acquisition) to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values (or other amounts determined in accordance with SFAS No. 141(R)). In addition, SFAS No. 141(R)'s requirement to measure the noncontrolling interest in the acquiree at fair value will result in recognizing the goodwill attributable to the noncontrolling interest in addition to that attributable to the acquirer.

SFAS No. 141(R) amends SFAS No. 109, Accounting for Income Taxes, to require the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. It also amends SFAS No. 142, Goodwill and Other Intangible Assets, to, among other things, provide guidance on the impairment testing of acquired research and development intangible assets and assets that the acquirer intends not to use. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is currently evaluating the potential impact that the adoption of SFAS No. 141(R) could have on its financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS No. 160”), which amends Accounting Research Bulletin 51, Consolidated Financial Statements, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It also clarifies that anoncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 also changes the way the consolidated income statement is presented by requiring consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS No. 160 requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated and requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent owners and the interests of the noncontrolling owners of a subsidiary. SFAS No. 160 is effective for fiscal periods, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company does not expect the adoption of SFAS No. 160 to have a material impact on its financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), which provides companies with an option to report selected financial assets and liabilities at fair value with the changes in fair value recognized in earnings at each subsequent reporting date. SFAS No. 159 provides an opportunity to mitigate potential volatility in earnings caused by measuring related assets and liabilities differently, and it may reduce the need for applying complex hedge accounting provisions. If elected, SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Management is currently evaluating the impact that this statement may have on the Company results of operations and financial position, and has yet to make a decision on the elective adoption of SFAS No. 159.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" (SFAS No. 157). SFAS No. 157 provides guidance for using fair value to measure assets and liabilities. SFAS No.  157 addresses the requests from investors for expanded disclosure about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS No.  157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and will be adopted by the Company in the first quarter of fiscal year 2009. The Company is unable at this time to determine the effect that its adoption of SFAS No. 157 will have on its results of operations and financial condition.

In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109" (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing the recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The cumulative effects, if any, of applying FIN 48 will be recorded as an adjustment to retained earnings as of the beginning of the period of adoption. FIN 48 is effective for fiscal years beginning after December 15, 2006, and the Company is required to adopt it in the first quarter of fiscal year 2008. The Company is currently evaluating the effect that the adoption of FIN 48 will have on its results of operations and financial condition and is not currently in a position to determine such effects, if any.

In June 2006, the FASB ratified EITF Issue No. 06−3 (EITF 06-3), “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation).” EITF 06−3 applies to any tax assessed by a governmental authority that is directly imposed on a revenue producing transaction between a seller and a customer. EITF 06−3 allows companies to present taxes either gross within revenue and expense or net. If taxes subject to this issue are significant, a company is required to disclose its accounting policy for presenting taxes and the amount of such taxes that are recognized on a gross basis. EITF 06−3 is required to be adopted during the first quarter of fiscal year 2008. The Company is a development stage and taxes are currently not material to the Company’s financial statements.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140” (“SFAS No.156”). SFAS No. 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in specific situations. Additionally, the servicing asset or servicing liability is initially measured at fair value; however, an entity may elect the “amortization method” or “fair value method” for subsequent reporting periods. SFAS No. 156 is effective beginning Fiscal year 2008. The Company does not expect the adoption of   SFAS No. 156 to have a material effect on its results of operations and financial condition.

SFAS No. 123, Accounting for Stock-Based Compensation, (“SFAS No. 123”) established accounting and disclosure requirements using a fair-value based method of accounting for stock-based employee compensation. In accordance with SFAS No. 123, the Company has elected to continue accounting for stock based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees."

The Company accounts for stock awards issued to nonemployees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force (“EITF”) Issue No. 96-18 Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services.  Under SFAS No. 123 and EITF 96-18, stock awards to nonemployees are accounted for at their fair value as determined under Black-Scholes option pricing model.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued a revision of SFAS No. 123 ("SFAS No. 123(R)") that requires compensation costs related to share-based payment transactions to be recognized in the statement of operations. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be re-measured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. SFAS No. 123(R) replaces SFAS No. 123 and is effective as of the beginning of January 1, 2006.

Financial Statement Position (“FSP”) FAS No. 123(R)-5 was issued on October 10, 2006. The FSP provides that instruments that were originally issued as employee compensation and then modified, and that modification is made to the terms of the instrument solely to reflect an equity restructuring that occurs when the holders are no longer employees, then no change in the recognition or the measurement (due to a change in classification) of those instruments will result if both of the following conditions are met: (a). There is no increase in fair value of the award (or the ratio of intrinsic value to the exercise price of the award is preserved, that is, the holder is made whole), or the antidilution provision is not added to the terms of the award in contemplation of an equity restructuring; and (b). All holders of the same class of equity instruments (for example, stock options) are treated in the same manner. The provisions in this FSP shall be applied in the first reporting period beginning after the date the FSP is posted to the FASB website.

NOTE 4 – SHARE CAPITAL

On July 3, 2007, the Company authorized 175,000,000 shares of common stock, at no par value and 110,090,080 have been issued to its shareholders.

NOTE 5 – ACCOUNTS RECEIVABLE

The Company’s accounts receivable current portion, net at December 31, 2007 and 2006 consisted of the following:

	2007	2006
Accounts receivable	$295,381	$-
Less: Allowance for Doubtful Accounts	-	-
Accounts receivable - net	$295,381	$-

The Company estimates uncollectible accounts balances and provides an allowance for such estimates.  The allowance for doubtful accounts at December 31, 2007 and 2006 consist of an estimate for potentially uncollectible accounts in the EastBridge division.  The Company does not have any uncollectible receivables as of December 31, 2007.

NOTE 6 - PROPERTY AND EQUIPMENT

The Company does not have any property and equipment as of December 31, 2007.

NOTE 7 – STOCKHOLDER’S DEFICIT

The Company has issued shares of its common stock as consideration to officers for the fair value of the services rendered.  The value of those shares is determined based on the trading value of the stock at the dates on which the agreements were entered into for the services and the value of services rendered.   During the year ended December 31, 2006, the Company granted to officers, 2,128,410 shares of common stock valued in the aggregate at $638,523 with a strike price of $.30.  The stock issued for services was based upon outstanding accrued balances at a rate of 12% interest.    The value of these shares was expensed during the year.

The Company has issued shares of its common stock as consideration to consultants and officers for the fair value of the services rendered.  The value of those shares was determined based on the trading value of the stock at the dates on which the agreements or at the price of the debt conversion.  During the year ended December 31, 2007, the Company granted to consultants and paid out obligations of 7,624,278 shares of common stock valued in the aggregate at $665,660 with a strike price range of between $.07 to $.09.  The values of the shares were expensed during the year for compensation or the outstanding debts were converted.  The company issued 2,000,000 common shares for $140,000 to Arem Wine Ltd. Pty in a pro-rate stock exchange and owns 15% of Arem Wines.

Quarter Ended	Stock issued for
Services
March 31, 2006	-
June 30, 2006	-
September 30, 2006	-
December 31, 2006	638,523
Year Ended December 31, 2006	638,523

March 31, 2007	1,489,887
June 30, 2007	111,000
September 30, 2007	4,129,157
December 31, 2007	5,384,121
Year Ended December 31, 2007	11,114,165

The Company has not declared any dividends and has not issued any options or warrants for year ended December 31, 2007.

NOTE 8 - INCOME TAXES

The provision (benefit) for income taxes from continued operations for the years ended December 31, 2007 and 2006 consist of the following:

	2007	2006
US Operations	$(568,098)	$(376,414)
Chinese Operations	28,338	-
Total Loss	$(539,760)	$(376,414)

	2007	2006
Current:
Federal	$(186,463)	$(131,745)
State	(47,948)	(33,877)
	(234,411)	(165,622)
Deferred:
Federal	186,463	131,745
State	47,948	33,877
	234,411	165,622
Benefit from the operating loss carryforward	-	-

(Benefit) provision for income taxes, net	$-	$-

The difference between income tax expense computed by applying the federal statutory corporate tax rate and actual income tax expense is as follows:

	December 31,
	2007	2006

Statutory federal income tax rate	34.0%	34.0%
State income taxes and other	8.9%	8.9%

Effective tax rate	42.9%	42.9%

Deferred income taxes result from temporary differences in the recognition of income and expenses for the financial reporting purposes and for tax purposes. The tax effect of these temporary differences representing deferred tax asset and liabilities result principally from the following:

	December 31,
	2007	2006

Allowance for account losses	$-	$-
Net operating loss carryforward	3,451,898	2,912,138
Valuation allowance	(3,451,898)	(2,912,138)

Deferred income tax asset	$-	$-

The Company has a net operating loss carryforward of approximately $3,451,898 available to offset future taxable income through 2028.

During the year ended December 31, 2007, the Company has not reduced the state and federal portion of deferred income tax asset related to net operating loss carryforward as there has been no expiration of the net operating loss carry forward. The valuation allowance on the deferred income tax asset was not decreased as there has been no expiration of state and federal portion of net operating loss carryforwards.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Employment Agreements

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

On June 1, 2005, we entered into the employment agreement with Norm Klein, our Chief Financial Officer, Chief Operating Officer and Investor Relations Officer. The agreement provides for annual compensation in the amount of $84,000, effective on June 1, 2005 and was increased to an annual compensation of $180,000, effective January 1, 2007.  Mr. Klein’s agreement contains confidentiality, non-compete and good faith cooperation covenants. The agreement may be terminated by either party with or without cause and without prior notice subject to the termination provisions in the agreement

NOTE 10 – RELATED PARTY TRANSACTIONS

The Company’s CEO and CFO who are significant shareholders of the Company.  The Company frequently receives advances and advances funds to an entity controlled by the Company’s CEO and CFO to cover short-term cash flow deficiencies.  During the year ended December 31, 2006, the officers did not advance funds to Company. In December 31, 2007 the officers, through this affiliation, advanced $25,000.  The balance due to this affiliate at December 31, 2007 was $25,000.   The advances are generally short term in nature without any interest rate.

NOTE 11 – STOCK BASED COMPENSATION

In December 2004, the FASB issued a revision of SFAS No. 123 ("SFAS No. 123(R)") that requires compensation costs related to share-based payment transactions to be recognized in the statement of operations. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be re-measured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. SFAS No. 123(R) replaces SFAS No. 123 and is effective as of the beginning of January 1, 2006. Based on the number of shares and awards outstanding as of December 31, 2005 (and without giving effect to any awards which may be granted in 2006), the adoption SFAS No. 123(R) in January 2006 which did not have a material impact on the financial statements.

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

The following table shows information as of December 31, 2007 and 2006 with respect to each equity compensation plan and individual compensation arrangements under which our equity securities are authorized for issuance to employees or non-employees.

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

There are no common stock warrants outstanding at December 31, 2007.

NOTE 12 – GAIN ON THE SETTLEMENT OF DEBT

During December 31, 2006 we recorded $19,300 gain on the settlement of debt.

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

NOTE 13 – SEGMENT INFORMATION

We have determined our operating and reporting segments pursuant to the requirements of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS No. 131”). In making this determination, we considered our organization/reporting structure and the information used by our chief operating decision makers to make decisions about resource allocation and performance assessment. The segments also help focus strategic planning efforts on key objectives and initiatives across our businesses. Due to our integrated business structure, operating costs included in one segment may benefit other segments. Therefore, these segments are not designed to measure operating income or loss that is directly related to the products included in each segment. During 2007, we operated in two segments – Financial Services, through EastBridge, and Calibration Services, through our 95% owned subsidiary, Fiber One.

Financial Services segment is a strategic business development of our company that has sought out new acquisitions and assists those companies in developing marketing strategies.

	2007	2006	Net Change
Revenue	$400,000	$0	$400,000
Operating Loss	$(592,348)	$0	$(592,348)

Calibration Services segment is a business segment that provides internet and fiber services in Hong Kong to a limited customer base.

	2007	2006	Net Change
Revenue	$41,937	$0	$41,937
Operating Income	$35,177	$0	$35,177

During 2006, we operated only in the financial services segment.

Corporate-Level Expenses

	2007	2006	Net Change
Corporate Level Income (Loss)	$17,411	$(376,414)	$359,003

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

*  *  *  *  *  *

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

In July 30, 2007 our prior auditor resigned and the Company engaged the firm of Jewett, Schwartz, Wolfe & Associates.

We have had no disagreements on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures with any of our accountants for the year ended December 31, 2007 and 2006.

We have not had any other changes in nor have we had any disagreements, whether or not resolved, with our accountants on accounting and financial disclosures during our two recent interim periods June 30, 2007, and through August 8, 2007.

ITEM 4.01 CHANGES IN REGISTRANT'S CERTIFYING ACCOUNTANT.

On July 30, 2007, the Audit Committee of our Board of Directors dismissed Jaspers + Hall, P.C. (“Jaspers & Hall”) as our independent registered public accounting firm. Thereafter, on July 30, 2007, we retained the services of Jewett, Schwartz, Wolfe & Associates (“Wolfe & Associates”) as our new independent registered public accounting firm.

Jaspers & Hall’s reports on our financial statements for the years ended December 31, 2006 and 2005 did not contain an adverse opinion or a disclaimer of opinion, nor were they qualified as to uncertainty or audit scope, except that the reports included an explanatory paragraph expressing substantial doubt about the Company's ability to continue as a going concern.

During the two years ended December 31, 2006 and 2005 and the interim period from January 1, 2007 through June 22, 2007, there were: (i) no disagreements with Jaspers & Hall on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to Jaspers & Hall’s satisfaction, would have caused Jaspers & Hall to make reference thereto in its reports on the financial statements for such years and (ii) no reportable events within the meaning set forth in Item 304(a)(1)(iv) of Regulation S-B.

During the two years ended December 31, 2006 and during the interim period from January 1, 2007 through June 22, 2007, we did not, nor did anyone on our behalf, consult with Wolfe & Associates regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that Wolfe & Associates  might render on our financial statements, and neither a written report nor oral advice was provided to us by Wolfe & Associates that was an important factor considered by us in reaching a decision as to any accounting, auditing or financial reporting issue; or (ii) any matter that was a subject of a “disagreement” or a “reportable event”, as such terms are defined in Item 304 of Regulation S-B.

Prior to engaging Wolfe & Associates, Wolfe & Associates has not provided the Company with either written or oral advice that was an important factor considered by us in reaching a decision to change our independent registered public accounting firm from Jaspers & Hall to Wolfe & Associates.

We have authorized Jaspers & Hall to respond fully to inquiries concerning any matters discussed above of our new independent accountants in connection with the retention of such firm. We have provided Jaspers & Hall with a copy of the above statements and requested that Jaspers & Hall furnish a letter addressed to the Securities and Exchange Commission stating whether it agrees with the above statements and, if not, stating the respects in which it does not agree. A copy of such letter is filed as Exhibit 16.1 to this Current Report on Form 8-K.

ITEM 8A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed with an objective of ensuring that information required to be disclosed in our periodic reports filed with the Securities and Exchange Commission, such as this Annual Report on Form 10-KSB, is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. Disclosure controls are also designed with an objective of ensuring that such information is accumulated and communicated to our management, including our chief executive officer, in order to allow timely consideration regarding required disclosures.

The evaluation of our disclosure controls by our principal executive officer included a review of the controls’ objectives and design, the operation of the controls, and the effect of the controls on the information presented in this Annual Report. Our management, including our chief executive officer, does not expect that disclosure controls can or will prevent or detect all errors and all fraud, if any. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Also, projections of any evaluation of the disclosure controls and procedures to future periods are subject to the risk that the disclosure controls and procedures may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principle Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Principle Financial Officer have concluded that our disclosure controls and procedures as of December 31, 2006 and 2007 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  There have been no material changes in our internal controls over financial reporting or in other factors that could materially affect, or are reasonably likely to affect, our internal controls over financial reporting during the years ended December 31, 2006 and 2007. There have not been any significant changes in the Company’s critical accounting policies identified since the Company filed its Form 10-KSB as of December 31, 2006 and 2007.

TEM 8A(T). MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the company in accordance with as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the (i) effectiveness and efficiency of operations, (ii) reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and (iii) compliance with applicable laws and regulations.  Our internal controls framework is based on the criteria set forth in the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management's assessment of the effectiveness of the small business issuer's internal control over financial reporting is as of the year ended December 31, 2007. We believe that internal control over financial reporting is effective. We have not identified any, current material weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations.

This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management's report in this annual report.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

None

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Director and Executive Officer

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

From 1986 to 1989, Mr. Wong was a sales executive with Coherent, Inc. for Asia-Pacific for four years. Mr. Wong demonstrated his management capabilities in Asia. Prior to his sales experience, Mr. Wong was an electronics design engineer for several high tech companies including Computer Vision, Tektronix and General Electric, where he was awarded with the prestigious Ed Woll’s Young Engineer Award in 1980 for his efforts in improving military jet engine manufacturing.

Mr. Wong holds a Bachelors and Masters degree in electrical engineering from Rutgers University and Northeastern University, respectively. Mr. Wong successfully completed several corporate finance courses for executives from Harvard University. Mr. Wong also holds two U.S. utility patents and one U.S. design patent.

Mr. Wong is a founding member of the Asian Bank of Arizona and a member of the Beijing Equity Exchange.

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

Based solely on our review of the copies of such reports received by us, we believe that for the fiscal year ended December 31, 2007, all Section 16(a) filing requirements applicable to our officers, directors and 10% Shareholders were complied with.

Code of Ethics
We have adopted a code of ethics which applies to all our directors, officers and employees.  A copy of our “Code of Ethics and Business Conduct for Officers, Directors and Employees” is filed with the Securities and Exchange Commission as Exhibit 14.1 to the Registration Statement, filed October 30, 2006.  In the event that we make any amendments to, or grant any waivers of, a provision of our Code of Ethics and Business Conduct for Officers, Directors and Employees that applies to the principal executive officer, principal financial officer or principal accounting officer that requires disclosure under applicable Securities and Exchange Commission rules, we intend to disclose such amendment or waiver and the reasons therefore in a Form 8-K or in our next periodic report.

ITEM 10.  EXECUTIVE COMPENSATION

General.  Pursuant to a Management Services Agreement executed and approved by the Company Mr. Wong and Mr. Klein were compensated approximately $240,000 and $180,000 respectively.

Summary Compensation Table

The following table sets forth the cash compensation paid by the Company to its Chief Executive Officer and to all other executive officers for services rendered from July 1, 2005 through December 31, 2007. Currently, Mr. Keith Wong Chief Executive Officer and Mr. Norm Klein, Chief Financial Officer and Chief Operating Officer.

2007 and 2006 SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Restricted Stock Awards ($)	Securities Underlying Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Keith Wong (1)	2007 & 2006	240,000.	0	0	0	0	0	0	240,000
Norm Klein (2)	2007 & 2006	180,000	0	0	0	0	0	0	180,000

(1) (2) Compensation for Mr. Wong and Klein included Officer Salaries.

OPTION EXERCISES AND STOCK VESTED TABLE

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Keith Wong	0	0	0	0
Norm Klein	0	0	0	0

PENSION BENEFITS TABLE

Name	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit ($)	Payments During Last Fiscal Year ($)
Keith Wong	0	0	0	0
Norm Klein	0	0	0	0

Name	Executive Contributions in Last Fiscal Year ($)	Registrant Contributions in Last Fiscal Year ($)	Aggregate Earnings in Last Fiscal Year ($)	Aggregate Withdrawals / Distributions ($)	Aggregate Balance at Last Fiscal Year-End ($)
Keith Wong	0	0	0	0	0
Norm Klein	0	0	0	0	0

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Keith Wong	$0-	0	$0-	0	0	0	$0-
Norm Klein	0	0	0	0	0	0	0

Name	Year	Perquisites and Other Personal Benefits ($)	Tax Reimbursements ($)	Insurance Premiums ($)	Company Contributions to Retirement and 401(k) Plans ($)	Severance Payments / Accruals ($)	Change in Control Payments / Accruals ($)	Total ($)
Keith Wong	2007 & 2006	0	0	0	0	0	0	0
Norm Klein	2007 & 2006	0	0	0	0	0	0	0

Name	Year	Personal Use of Company Car/Parking	Financial Planning/ Legal Fees	Club Dues	Executive Relocation	Total Perquisites and Other Personal Benefits
Keith Wong	2007 & 2006	0	0	0	0	0
Norm Klein	2007 & 2006	0	0	0	0	0

Name	Benefit	Before Charge in Control Termination w/o Cause or for Good Reason	After Change in Control Termination w/o Cause or f or Good Reason	Voluntary Termination	Death	Disability	Change in Control
Keith Wong	0	0	0	0	0	0	0
Norm Klein	0	0	0	0	0	0	0

Compensation of Directors

Each director will be paid $1,000 for their participation in the Annual Board of Director’s meeting.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information regarding beneficial ownership of the common stock as of December 31, 2007, by (i) each person who is known by the Company to own beneficially more than 5% of the any classes of outstanding Stock, (ii) each director of the Company, (iii) each of the Chief Executive Officers and the two (2) most highly compensated executive officers who earned in excess of $100,000 for all services in all capacities (collectively, the “Named Executive Officers”) and (iv) all directors and executive officers of the Company as a group.

The number and percentage of shares beneficially owned is determined in accordance with Rule 13d-3 and 13d-5 of the Exchange Act, and the information is not necessarily indicative of beneficial ownership for any other purpose and is based on 110,092,080 shares beneficially owned as of December 31, 2007. We believe that each individual or entity named has sole investment and voting power with respect to the securities indicated as beneficially owned by them, subject to community property laws, where applicable, except where otherwise noted. Unless otherwise stated, the address of each person; 2101 East Broadway, Unit 30, Tempe, AZ 85282

(1)
Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership	Percent of Class
5% Beneficial Owners

Providential Holdings, Inc.	Common stock	12,256,698	11%

Directors
Leo Dembinski[2]	Common stock	4,156,720	4%

Named Executive Officers
Keith Wong	Common stock	52,139,419	46%
Norm Klein[3]	Common stock	9,766,896	9%

 ____________________________________________________________________________

1.
Norm Klein and Leo Dembinski are partners of High Performance Edge, LLC along with two other partners. Mr. Klein and Mr. Dembinski each own 25% partnership interest in High Performance Edge, LLC. Thus, they beneficially own 1% (1,156,720) of the Company’s shares through their partnership interest in High Performance Edge, LLC. under the definition of “beneficial ownership” for purposes of Rule 13d-3.
2.
As mentioned, Leo Dembinski owns 25% partnership interest in High Performance Edge, LLC. Thus, the Company acknowledges that Mr. Dembinski beneficially owns 4% (4,156,720) of the Company’s shares through his partnership interest in HPE (1,156,720) and individual ownership interest (3,000,000).

3.
As mentioned, Norm Klein owns 25% partnership interest in High Performance Edge, LLC. Thus, the Company acknowledges that Mr. Klein beneficially owns 9% of the Company’s shares through his partnership interest in HPE (1,156,720 shares) and individual ownership interest (8,610,176).

Certain Relationships and Related Transactions

Norm Klein and Leo Dembinski are partners of High Performance Edge, LLC. along with two other partners. High Performance Edge, LLC. owns 1,156,720 shares of the Company's common stock.

Changes in Control

We are not aware of any arrangements that may result in a change in control of the Company.

DESCRIPTION OF SECURITIES

General

Our authorized capital stock consists of 300,000,000 shares of common stock, No par value.

Common Stock

The shares of our common stock presently outstanding, and any shares of our common stock issues upon exercise of stock options and/or warrants, will be fully paid and non-assessable. Each holder of common stock is entitled to one vote for each share owned on all matters voted upon by shareholders, and a majority vote is required for all actions to be taken by shareholders. In the event we liquidate, dissolve or wind-up our operations, the holders of the common stock are entitled to share equally and ratably in our assets, if any, remaining after the payment of all our debts and liabilities and the liquidation preference of any shares of preferred stock that may then be outstanding. The common stock has no preemptive rights, no cumulative voting rights, and no redemption, sinking fund, or conversion provisions. Since the holders of common stock do not have cumulative voting rights, holders of more than 50% of the outstanding shares can elect all of our Directors, and the holders of the remaining shares by themselves cannot elect any Directors. Holders of common stock are entitled to receive dividends, if and when declared by the Board of Directors, out of funds legally available for such purpose, subject to the dividend and liquidation rights of any preferred stock that may then be outstanding.

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

Dividend Policy

We have never declared any cash dividends on our common stock. We currently intend to retain future earnings, if any, to finance the expansion of our business. As a result, we do not anticipate paying any cash dividends in the foreseeable future.

Options and Warrants:

As of December 31, 2007 there were no options and warrants outstanding to acquire shares of the Company’s common stock outstanding. The Company will not be issuing warrants in any future offering.

Convertible Securities

At December 31, 2007 we have no convertible securities.

Amendment of our Bylaws

Our bylaws may be adopted, amended or repealed by the affirmative vote of a majority of our outstanding shares. Subject to applicable law, our bylaws also may be adopted, amended or repealed by our board of directors.

Transfer Agent

On December 31, 2007, the Company engaged Jersey Transfer Agent to serve in the capacity of transfer agent. Their mailing address and telephone number Jersey Transfer Agent, 201 Bloomfield Ave., PO Box 36, Verona, New Jersey 07044 - Phone is (973) 239-2712.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDPENDENCE.

 During the year ended December 31, 2007, our CFO advanced $26,262 to the Company.  The balance due to this affiliate at December 31, 2007 was $26,262.   The advances are generally short term in nature with no interest rate.

ITEM 13.  EXHIBITS AND REPORTS.

Exhibits

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

1. Incorporated by reference to Exhibit to the Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on October 30, 2006 (Filed No. 000-52282)

2. Incorporated by reference to Exhibit to the Registration Statement on Form 10-SB/A filed with the Securities and Exchange Commission on February 27, 2007 (Filed No. 000-52282)

Reports on Form 8-K

8-K filed for change in principle auditor in July 30, 2007

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees.  The aggregate fees billed by Jaspers & Hall PC. for professional services rendered for the audit of the Company’s annual financial statements for the fiscal years ended December 31, 2006 approximated $10,000.  The aggregate fees billed by Jaspers & Hall PC for the review of the financial statements included in the Company’s Forms 10-QSB for the fiscal year 2006 approximated $11,000. The aggregate fees billed by Jewett, Schwartz, Wolfe & Associates for professional services rendered for the audit of the Company’s annual financial statements for fiscal years ended December 31, 2007 is approximately $20,000.  The aggregate fees billed by Jewett, Schwartz, Wolfe & Associates for the review of the financial statements included in the Company’s Forms 10-QSB for fiscal year 2007 approximated $13,500.

Audit-Related Fees.  The aggregate fees billed by Jaspers & Hall PC and Jewett, Schwartz, Wolfe & Associates for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements for the fiscal years ended December 31, 2007 and 2006, and that are not disclosed in the paragraph captioned “Audit Fees” above, were $0 and $0, respectively.

Tax Fees.  The aggregate fees billed by Jaspers & Hall PC and Jewett Schwartz Wolfe & Associates for professional services rendered for tax compliance, tax advice and tax planning for the fiscal year ended December 31, 2007 and 2006 were $0.

All Other Fees.  The aggregate fees billed by Jaspers & Hall PC and Jewett Schwartz Wolfe & Associates for products and services, other than the services described in the paragraphs “Audit Fees,” “Audit-Related Fees,” and “Tax Fees” above for the fiscal years ended December 31, 2007 and 2006 approximated $0.

ITEM 15: SIGNATURES

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Registrant	East Bridge Investment Group Corporation
Date: March 14, 2008	By: /s/ Keith Wong

Keith Wong
Chairman, President Chief Executive Officer (Principle Executive Officer)

Date: March 14, 2008	By: /s/ Norman Klein

Norman Klein
Chief Financial officer (Principle Financial Officer)