Form 10-Q
period 2008-03-31
EastBridge Investment Group Corp
filed 2008-05-15
CIK 1378624

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008

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
Common Stock, $0.001 par value per share
(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days:  Yes   ☒   No   ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non–accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b–2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non–Accelerated filer ☐	Small Business Issuer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act).  Yes   ☐   No   ☒
Transitional Small Business Disclosure Format (check one):  Yes   ☐   No   ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 7, 2008
Common stock, No par value	112,469,839

EastBridge Investment Group Corporation

CERTIFICATIONS

Exhibit 31 – Management certification

Exhibit 32 – Sarbanes-Oxley Act

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

EASTBRIDGE INVESTMENT GROUP CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET

ASSETS:
	March 31, 2008	December 31, 2007
	(unaudited)
CURRENT ASSETS
Cash	$65,189	$59,162
Accounts receivables - net	226,884	295,381
Prepaid expenses and other current assets	-	-
Total current assets	292,073	354,543

Note receivable affiliates	41,800	8,800
Investment in subsidiary	140,000	140,000
TOTAL ASSETS	$473,873	$503,343

LIABILITIES AND STOCKHOLDERS' DEFICIENCY:

CURRENT LIABILITIES:
Accounts payable	$277,379	$324,298
Accrued expenses and other liabilities	141,246	221,108
Notes payable	25,000	30,219
Total current liabilities	443,625	575,625

TOTAL LIABILITIES	443,625	575,625

Minority interest	2,047	1,491

COMMITMENTS AND CONTINGENCIES	-

STOCKHOLDERS' DEFICIENCY:
Common stock, no par value, 300,000,000 shares authorized, 112,469,839 and 110,092,080 issued and outstanding as of March 31, 2008 and December 31, 2007, respectively	3,597,625	3,378,125
Accumulated deficit	(3,569,424)	(3,451,898)
TOTAL STOCKHOLDERS' DEFICIENCY	28,201	(73,773)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$473,873	$503,343

The accompanying notes are an integral part of these consolidated financial statements.

EASTBRIDGE INVESTMENT GROUP CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 and 2007

	2008	2007
	(unaudited)	(unaudited)
REVENUES:
Revenue	17,275	-
	17,275	-
OPERATING EXPENSES:
General and administrative expenses	127,426	180,482
Sales and marketing expenses	25,207	-
Total operating expenses	152,633	180,482
OPERATING LOSS	(135,358)	(180,482)

OTHER (INCOME) AND EXPENSES
Interest expense	394	-
Interest Income	(50)	-
Gain on extinguishment of debt	(20,878)	(18,522)
Total other (income) expense	(20,534)	(18,522)

INCOME (LOSS) BEFORE TAXES, MINORITY INTEREST, DISCONTINUED OPERATIONS	(114,824)	(161,960)

Minority interest	2,047	-
Income tax provision	2,253	-

NET LOSS	$(119,124)	$(161,960)

NET LOSS PER SHARE:
Basic and diluted:	$(0.00)	$(0.00)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted:	111,475,359	98,364,392

The accompanying notes are an integral part of these consolidated financial statements.

EASTBRIDGE INVESTMENT GROUP CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 and 2007

	2008	2007
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(119,124)	$(161,960)
Adjustments to reconcile net loss to net cash used in operating activities:
Foreign exchange rate changes	107
Gain on extinguishment of debt	(20,878)	(18,522)
Minority interest	550	-
Issurance of stock as consideration for services	-	9,000
Changes in operating assets and liabilities:
Accounts receivables	69,994	-
Prepaid and other current assets	(33,000)	-
Accounts payable	(46,919)	7,812
Accrued expenses and other liabilities	(49,352)	105,000
Net cash provided (used) by in operating activities	(198,622)	(58,670)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of affiliates notes	(14,851)
Stock issed for payment of debt	219,500
Note payable affiliates	-	16,567
Net cash (used ) provided by financing activities	204,649	16,567

INCREASE IN CASH	6,027	(42,103)
CASH, BEGINNING OF YEAR	59,162	45,539
CASH, END OF YEAR	$65,189	$3,436

SUPPLEMENTAL CASH FLOW INFORMATION:
	2008	2007

Interest paid	$394	$-
Taxes paid	$-	$-
Stock issued for payment of debt	$219,500

The accompanying notes are an integral part of these consolidated financial statements.

EASTBRIDGE INVESTMENT GROUP CORPORATION
(FORMERLY ATC TECHNOLOGY CORPORATION)
FOR THE THREE MONTHS ENDED MARCH 31, 2008
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF BUSINESS

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

NOTE 2.  BASIS OF PRESENTATION

Interim Financial Statements

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. For further information, refer to the financial statements and footnotes thereto included in our Form 10-KSB Report for the fiscal year ended December 31, 2007.

NOTE 3. GOING CONCERN

As indicated in the accompanying financial statements, the Company has incurred cumulative net operating losses of $3,569,424 since inception.  There is no assurance that additional funds will be advanced by an investor or investor interest will be developed to provide this level of funding. These matters raise substantial doubt about the Company’s ability to continue as a going concern.  However, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 - RECENT PRONOUNCEMENTS

Disclosure about Derivative Instruments and Hedging Activities

In March 2008, the FASB issued SFAS No. 161, “Disclosure about Derivative Instruments and Hedging Activities,” an amendment of FASB Statement No. 133, (SFAS 161). This statement requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. The Company is required to adopt SFAS 161 on January 1, 2009. The Company is currently evaluating the potential impact of SFAS No. 161 on the Company’s consolidated financial statements.

Determination of the Useful Life of Intangible Assets

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets,”, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of intangible assets  under FASB 142 “Goodwill and Other Intangible Assets”.  The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of the expected cash flows used to measure the fair value of the asset under FASB 141 (revised 2007) “Business Combinations” and other U.S. generally accepted accounting principles.    The Company is currently evaluating the potential impact of FSP FAS 142-3 on its consolidated financial statements.

The Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115”. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. This Statement applies to all entities, including not-for-profit organizations. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2008. The Company is currently evaluating the impact of SFAS 159 on its consolidated financial statements.

NOTE 5 – RELATED PARTY TRANSACTIONS

Due to officers

The Company received advances from officers of the Company amounting to $25,000, as of September 30, 2007.  These advances are interest free and payable on demand.

Amonics and Man Wai Sing

During February 2007 (as amended August 2007), Fiber One entered into an employment agreement with Man Wai Sing, who is also the President of Amonics Limited (“Amonics”).  The employment agreement calls for annual compensation of 38,800 Hong Kong dollars per year, for two years, payable in February of 2009.  Revenues recognized in these financial statements reflect calibration services performed for Amonics by Fiber One.  Additionally, during the second quarter of 2007, Amonics advanced Fiber One 2,000 Hong Kong dollars that is interest free and payable on demand.

NOTE 6 – EQUITY

As of March 31, 2008, EastBridge has 112,469,839 shares of no par common stock issued and outstanding with 300,000,000 shares authorized.  During the first three months of 2008, 2,378,333 common shares were issued to consultants and officers for services rendered as well as payment of debt.  The shares were valued between the values of $.07 - $.09 shares based on the market value of the common shares at the time the services were rendered, which approximates the value of the services rendered.  These amounts were expensed.

NOTE 7 – GAIN ON THE SETTLEMENT OF DEBT

During the three months 2008, the Company recorded a $20,878 gain on the settlement of debt.  The gains are reflected in “other income” on the accompanying Statements of Operations.

NOTE 8 – SEGMENT INFORMATION

We have determined our operating and reporting segments pursuant to the requirements of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”). In making this determination, we considered our organization/reporting structure and the information used by our chief operating decision makers to make decisions about resource allocation and performance assessment. The segments also help focus strategic planning efforts on key objectives and initiatives across our businesses. Due to our integrated business structure, operating costs included in one segment may benefit other segments. Therefore, these segments are not designed to measure operating income or loss that is directly related to the products included in each segment. We operate in two segments – Financial Services, through EastBridge, and Calibration Services, through our 95% owned subsidiary, Fiber One.  Presented below our Three months ended March 31, 2008:

Financial Services segment is a strategic business development of our company that has sought out new acquisitions and assists those companies in developing marketing strategies

	2008	2007	Net Change
Revenue	$-	$-	$-
Operating Loss	$(148,561)	$(180,482)	$(31,921)

Calibration Services segment is a business segment that provides internet and fiber services in Hong Kong to a limited customer base.

	2008	2007	Net Change
Revenue	$17,275	$-	$17,275
Operating Income	$13,203	$-	$13,203

During three months ended March 31, 2007, we operated only in the financial services segment.

Corporate-Level Expenses

	2008	2007	Net Change
Corporate Level Income	$16,234	$18,522	$24,323

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

**********

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Management’s Discussion and Analysis contains various “forward looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, regarding future events or the future financial performance of the Company that involve risks and uncertainties. Certain statements included in this Form 10-Q, including, without limitation, statements related to anticipated cash flow sources and uses, and words including but not limited to “anticipates”, “believes”, “plans”, “expects”, “future” and similar statements or expressions, identify forward looking statements. Any forward-looking statements herein are subject to certain risks and uncertainties in the Company’s business, including but not limited to, reliance on key customers and competition in its markets, market demand, product performance, technological developments, maintenance of relationships with key suppliers, difficulties of hiring or retaining key personnel and any changes in current accounting rules, all of which may be beyond the control of the Company. The Company adopted at management’s discretion, the most conservative recognition of revenue based on the most astringent guidelines of the SEC in terms of recognition of software licenses and recurring revenue. Management will elect additional changes to revenue recognition to comply with the most conservative SEC recognition on a forward going accrual basis as the model is replicated with other similar markets (i.e. SBDC). The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth therein.

Forward-looking statements involve risks, uncertainties and other factors, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Factors and risks that could affect our results and achievements and cause them to materially differ from those contained in the forward-looking statements include those identified in the section titled “Risk Factors” in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007, as well as other factors that we are currently unable to identify or quantify, but that may exist in the future.

In addition, the foregoing factors may affect generally our business, results of operations and financial position. Forward-looking statements speak only as of the date the statement was made. We do not undertake and specifically decline any obligation to update any forward-looking statements.

Overview

EastBridge provides financial services including public offering guidance, joint venture, and merchant banking services, to the small to medium-size businesses in China, India and other Asian countries.  Our target clients are mostly in China, Hong Kong, and Australia.  We focus on short-term investment opportunities where the expected return is within a one to two year period and the potential gain is substantial for both parties. We generally seek transactions where we can assist in uncovering hidden value after our participation. Keith Wong (President and Chief Executive Officer of EastBridge) and Norman Klein (Chief Financial Officer of EastBridge) each have over twenty years of experience in the industrial, sales and financial industries. Our management can understand our prospective client's business quickly and are able to take fast and decisive actions to achieve business opportunities for our client. We plan China, Australia and Hong Kong to be our immediate focus and become our revenue centers in 2008. We plan to expand into India and other Asian countries in 2009.

Recent Developments and Current Projects

EastBridge currently has nine (9) clients that it is assisting with the process to register them with the Securities and Exchange Commission as public reporting companies in the United States and help them to begin trading their stock on a United States stock exchange.  Management anticipates that several of these clients will go public in the United States and begin trading their stock in 2008.  EastBridge currently has formed five (5) subsidiaries.  Arem Wines, Ltd. has already merged with these subsidiaries as noted below.  We expect Amonics to merge with one of our subsidiaries in the near future. We also expect Wenda to also merge with a U.S. based subsidiary of EastBridge.  After the mergers are completed, then EastBridge will begin the process to take these companies public and to begin trading their stock on a U.S. stock exchange.  EastBridge may also choose to take some of the clients public directly without merging them with a subsidiary.  Below is a summary of our clients and our subsidiaries.  Management expects, but cannot guarantee, that EastBridge’s financials should also improve significantly in 2008 once EastBridge’s clients complete registration process with the Securities and Exchange Commission as public reporting companies.  Once a client is registered as a public company and its stock begins trading in a U.S. stock market, then EastBridge will record the value of its stock in that client as revenue for that quarter and also record the value as an asset on its balance sheet.  EastBridge typically receives a 10 to 30% equity position in a client as consideration for its services.

Amonics

On November 23, 2006, we entered into a listing agreement with Amonics Limited ("Amonics"), a company registered in Hong Kong. Under the agreement, EastBridge agreed to assist Amonics to become listed as a reporting company in the United States within eighteen months from the execution date of the contract. The Company agrees to pay for certain legal, auditing, IR/PR, and advisory costs in conjunction with the listing process. Amonics issued 15% of its outstanding common stock to the Company as consideration for its services on the execution date of the contract. The shares are restricted stock. If we fail to list the client as a reporting company within the contract term, then the Company agrees to sell all the shares back to the client for a nominal cost, unless the parties mutually agree to an extension.

Tianjin Heavy Steel

On December 3, 2006, we entered into a listing agreement with Tianjin Hui Hong Heavy Steel Construction Co., Ltd ("Tianjin"), a company registered in China. Under the agreement, EastBridge agreed to assist Tianjin to become listed as a reporting company in the United States within eighteen months from the execution date of the contract. The Company agreed to pay for certain legal, auditing, IR/PR, and advisory costs in conjunction with the listing process. Tianjin issued 15% of its outstanding common stock to the Company as consideration for its services on the date of execution of the contract. The shares are restricted stock. If we fail to list the client as a reporting company within the contract term, then the Company agrees to sell all the shares to the client for a nominal cost, unless the parties mutually agree to an extension.

Ning Guo

On January 6, 2007, we entered into a listing agreement with Ning Guo Shunchang Machinery Co., Ltd. ("Ning Guo"), a company registered in China. Under the agreement, EastBridge agreed to assist Ning Guo to become listed as a reporting company in the United States. The Company agreed to pay for certain legal, auditing, IR/PR, and advisory costs in conjunction with the listing process.  Ning Guo issued 20% of their company’s common stock to the Company as consideration for its services on the date of execution of the contract. The shares are restricted stock. If EastBridge fails to list the client as a reporting company within the contract term, then the Company agrees to sell all the shares to the client for a nominal cost, unless the parties mutually agree to an extension.

GinKo

On July 24, 2007, we entered into a listing agreement with Hefe GinKo Real Estate Company, Ltd. (“GinKo”), a company registered in Anhui, China. Under the agreement, EastBridge agreed to assist GinKo to become listed as a reporting company in the United States. The Company agreed to pay for certain legal, auditing, IR/PR, and advisory costs in conjunction with the listing process.  GinKo issued 18% of their company’s common stock to the Company as consideration for its services on the date of execution of the contract. The shares are restricted stock. If EastBridge fails to list the client as a reporting company within the contract term, then the Company agrees to sell all the shares to the client for a nominal cost, unless the parties mutually agree to an extension.

AREM Wines

During September, 2007, we signed a definitive agreement to acquire 15% of AREM Wines Pty, Ltd, (“Arem”) an Australian wine company in Melbourne, Australia. Under the terms of the agreement, EastBridge gave Arem Pacific Corporation, the investment company that owns AREM Wines Pty, Ltd., 8,000,000 of our restricted common shares, plus options to purchase EastBridge common shares, in exchange for the 15% equity position in AREM.  In subsequent events, the Company issued only 2,000,000 of the restricted shares as part of 8,000,000 shares to be issued in accordance with the agreement.  The September, 2007 agreement replaces all other stock exchange agreements between EastBridge and Arem.  In addition to the restricted stock agreement, EastBridge and Arem signed a second agreement.  EastBridge will assist Arem to become listed on a U.S. stock exchange. EastBridge will be paid $700,000 in cash, of which $400,000 was due at signing and $100,000 will be paid when the proper application is filed with the Securities and Exchange Commission and the remaining $200,000 following the listing and trading of AREM’s stock on a U.S. stock exchange. Arem will also issue 5% of its stock to EastBridge stockholders.

Rino Two Horns

EastBridge signed an agreement to acquire a 15% stake in Rhino Two Horns (Malaysia) Sdn. Bhd., (“Rino”) an energy sports drink company.  As of March 31, 2008, Rhino Two Horns has terminated their contract with EastBridge.

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

Nanotec, Inc.

During July 2007, we organized Nanotec, Inc., (“Nanotec”) a wholly owned subsidiary of EastBridge, to provide electronic and chemical products and services to companies in Asia, especially those in China and Japan.  On July 11, 2007 we distributed 5% of Nanotec to our shareholders of record on that date.  As of November 8, 2007, Arem Wines merged with Nanotec, Inc.  Under the terms of the merger, the new stock ownership structure is as follows:  15% owned by EastBridge, 5% owned by EastBridge shareholders, and 80% owned by Arem Wines’ beneficiaries.

General Farms Corporation

On November 27, 2007, we organized General Farms Corporation (“General Farms”) a wholly owned subsidiary of EastBridge. A stock dividend of 5% of General Farm's common stock, or 10,000,000 shares, will be distributed to EastBridge's shareholders of record as of Nov 16, 2007. Under the terms of the share exchange agreement, the new stock ownership structure is: 85% owned by EastBridge and 5% owned by EastBridge's shareholders of record as of Nov 16, 2007. On of December 5, 2007, Rhino Two Horns merged with General Farms Corporation.  However, during this quarter, Rhino Two Horns terminated their contract with EastBridge which dissolves the merger.

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

China Properties Corporation

On November 27, 2007, we organized China Properties Corporation (“China Properties”) a wholly owned subsidiary of EastBridge.  A stock dividend of 5% of China Properties’ common stock of 10,000,000 shares, on a pro-rata basis and without considerations to its shareholders of record on Friday, November 30, 2007. China Properties Corporation, a wholly owned subsidiary of EastBridge, focuses on real estate development and construction business in Asia. The eligible shareholders will automatically receive the stock certificates or electronic deposits into their accounts when the China Properties' stock is listed and begins trading.  China Properties is presently an inactive subsidiary.

Beijing Power Plant Equipment Company

EastBridge has entered into an agreement to provide listing services to ZZH, a major coal fired ignition equipment manufacturer for electricity power plants. ZZH will be listed on the U.S. stock market as soon as practicable. ZZH sells energy saving ignition equipment to control coal consumption in power plants and has been granted several critical patents for its core technology. ZZH currently provides equipment to save fuel and lower pollution to numerous major Chinese power plants, including the one providing power to Beijing-Da Tang Electricity Company. Coal is the main source of electricity generation in China and a major source in the U.S.  EastBridge will receive restricted stock of ZZH as consideration for its services.

Wenda Professional College

EastBridge has entered into and agreement to provide listing services to Wenda, a major regional professional college located just west of Shanghai, China.  Wenda offers professional and vocational educational programs to train post high school students to improve their skills for higher paying jobs. Wenda offers programs mainly in the computer related IT sectors such as network design, hardware technology, computer graphics, CAD, animation, network database and network security.  EastBridge will receive restricted stock in Wenda as consideration for its services.

Huang Wei Pharmaceutical Company

EastBridge has entered into an agreement to provide listing services to Huang Wei, a well know Chinese pharmaceutical company located approximately two hours from Beijing, China.  EastBridge intends to list Huang Wei in a United States stock market within the next 12 to 18 months.  Huang Wei has recently added over thirty drug approvals from the Chinese FDA.  Its products range from the special anti-inflammatory to blood pressure-lowering drugs.  EastBridge will receive restricted stock of Huang Wei as consideration for its services.

YEWO Group Corporation

EastBridge has entered into and agreement to provide listing services to YEWO Group Corporation, Zhejiang, China. YEWO Group is a property development company that operates shopping centers in China and is expanding their business rapidly. YEWO Group is developing a new mega resort property in Jiangsu province. EastBridge will assist YEWO Group in completing the necessary SEC audit and legal requirements. YEWO Group is a stable and profitable company that has been in business for approximately ten years.

RESULTS OF OPERATIONS

Revenue – Related Party

Related party revenue was $17,275 and $0.00 for the three months ended March 31, 2008 and 2007, respectively.  Revenues recognized in these financial statements reflect calibration services performed for Amonics by Fiber One and consulting agreement with Arem Wines.

General and Administrative

General and Administrative were $127,426 and $180,482 for the three months ended March 31, 2008 and 2007, respectively.  The decrease in general and administrative expenses for the periods in 2008 compared to 2007 relates to the reduction in consulting and legal services.  Many of the expenses in 2007 were related to the filing of our Form 10SB.  We did not incur such expenses in 2008.  Most of our current expenses focus on finding new clients for our company.  We are beginning to incur expenses to take our clients public in the United States and begin trading on a US stock exchange.  Both activities will help to improve the financials of the company.

Sales and Marketing Services

Sales and Marketing was $25,207 and $nil for the three months ended March 31, 2008 and 2007, respectively.  The increase in sales and marketing services for the periods in 2008 compared to 2007 relates to increased costs of being a public reporting company, including costs associated with our filings with the \ Securities and Exchange Commission.  Also cost associated with hiring investor relations firms, marketing firms, and stock related services.

LIQUIDITY AND CAPITAL RESOURCES

The Company has cash and cash equivalents of $65,189 and a working capital deficit of $151,552 as of March 31, 2008.

The Company's operating activities used ($198,622) in the three months ended March 31, 2008 and ($58,670) the three months ended March 31, 2007.  The difference is mainly attributable to the increase in revenues in the current year.

Cash provided by financing activities was $204,649 and $16,567 for the three months ended March 31, 2008 and 2007, respectively. The decrease is due to repayment of advances from officers.

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

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not hold any derivative instruments and do not engage in any hedging activities. Most of our activity is providing listing and financial services to companies in Asia and Taiwan.  At present, the Company is providing these services to nine companies.

ITEM 4.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.  Our management, with the participation of our President, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our President concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our President, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Management’s Report on Internal Control over Financial Reporting.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. Furthermore, smaller reporting companies face additional limitations.  Smaller reporting companies employ fewer individuals and find it difficult to properly segregate duties.  Often, one or two individuals control every aspect of the Company’s operation and are in a position to override any system of internal control.  Additionally, smaller reporting companies tend to utilize general accounting software packages that lack a rigorous set of software controls.

Our management, with the participation of the Chief Executive Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of March 31, 2008.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.  Based on this evaluation, our management, with the participation of the President, concluded that, as of March 31, 2008, our internal control over financial reporting was effective.

(b)  Changes in Internal Control over Financial Reporting.  There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A - Risk Factors

We have updated the risk factors previously disclosed in Part I, Item 1A of our Amended Form 10–SB, which was  filed with the Securities and Exchange Commission on February 27, 2007.

You should carefully consider the following risk factors before making an investment decision. If any of the following risks actually occur, our business, financial condition or results of operations could be materially adversely affected. In such cases, the trading price of our common stock could decline and you may lose all or a part of your investment.

I. Risk Factors That May Affect Our Results of Operations and Financial Condition

Our Common Stock Is Subject To Penny Stock Regulation

Our shares are subject to the provisions of Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), commonly referred to as the "penny stock" rule. Section 15(g) sets forth certain requirements for transactions in penny stocks and Rule 15g-9(d)(1) incorporates the definition of penny stock as that used in Rule 3a51-1 of the Exchange Act. The Commission generally defines penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. Rule 3a51-1 provides that any equity security is considered to be penny stock unless that security is: registered and traded on a national securities exchange meeting specified criteria set by the Commission; authorized for quotation on the NASDAQ Stock Market; issued by a registered investment company; excluded from the definition on the basis of price (at least $5.00 per share) or the registrant's net tangible assets; or exempted from the definition by the Commission. Since our shares are deemed to be "penny stock", trading in the shares will be subject to additional sales practice requirements on broker/dealers who sell penny stock to persons other than established customers and accredited investors.

The Liquidity Of Our Common Stock Is Seriously Limited And There Is A Limited Market For Our Common Stock

Our stock is currently being traded on the NASDAQ Over-The-Counter Bulletin Board, and the liquidity of our common stock is limited. The Bulletin Board is a limited market and subject to substantial restrictions and limitations in comparison to the NASDAQ system. Any broker/dealer that makes a market in our stock or other person that buys or sells our stock could have a significant influence over its price at any given time.

II.  Risks Associated with Our Current Stage of Business

Management May Not Run the Company in a Profitable Manner and If It Does Not You May Lose Your Entire Investment:

Two members of our executive management team founded the company and it is presently not profitable.

We May Not Have Access to Sufficient Capital to Pursue Further Development of the BioAuthorize Business and Technology and Therefore Would Be Unable to Achieve Our Planned Future Growth:

We intend to pursue a growth strategy that includes development of the EastBridge business.  Currently we have limited capital which is insufficient to pursue our plans for development and growth.  Our ability to implement our growth plans will depend primarily on our ability to obtain additional private or public equity or debt financing.  We are currently seeking additional capital.  Such financing may not be available at all, or we may be unable to locate and secure additional capital on terms and conditions that are acceptable to us.  Our failure to obtain additional capital will have a material adverse effect on our business.

Our Lack of Diversification In Our Business Subjects Investors to a Greater Risk of Losses:

Since the effective stage of EastBridge, all of our efforts are focused on the development and growth of that business in an unproven area.  Although the patent litigation is substantial, we can make no assurances that the marketplace will accept the corporate financial services.

III.  Risks Associated with the Peoples republic of China (“PRC”)

There could be changes in the policies of the PRC government that may adversely affect our business.

Industry and services in the PRC is subject to policies implemented by the PRC government. The PRC government may, for instance, impose control over aspects of our business such as distribution of raw materials, product pricing, services, education, and sales. On the other hand, the PRC government may also make available subsidies or preferential treatment, which could be in the form of tax benefits or favorable financing arrangements.

Separately, our business and operating results also could be adversely affected by changes in policies of the Chinese government such as: changes in laws, regulations or the interpretation thereof; confiscatory taxation; restrictions on currency conversion, imports on sources of supplies; or the expropriation or nationalization of private enterprises. Although the Chinese government has been pursuing economic reform policies for approximately two decades to liberalize the economy and introduce free market aspects, there is no assurance that the government will continue to pursue such policies or that such policies may not be significantly altered, especially in the event of a change in leadership, social or political disruption, or other circumstances affecting China’s political, economic and social life.

Certain political and economic considerations relating to PRC could adversely affect our company.

The PRC is passing from a planned economy to a market economy. The Chinese government has confirmed that economic development will follow a model of market economy under socialism. While the PRC government has pursued economic reforms since its adoption of the open-door policy in 1978, a large portion of the PRC economy is still operating under five-year plans and annual state plans adopted by the government that set down national economic development goals. Through these plans and other economic measures, such as control on foreign exchange, taxation and restrictions on foreign participation in the domestic market of various industries, the PRC government exerts considerable direct and indirect influence on the economy. Many of the economic reforms are unprecedented or experimental for the PRC government, and are expected to be refined and improved. Other political, economic and social factors can also lead to further readjustment of such reforms. This refining and readjustment process may not necessarily have a positive effect on our operations or future business development. Our operating results may be adversely affected by changes in the PRC’s economic and social conditions as well as by changes in the policies of the PRC government, which we may not be able to foresee, such as changes in laws and regulations (or the official interpretation thereof), measures which may be introduced to control inflation, changes in the rate or method of taxation, and imposition of additional restrictions on currency conversion.

The recent nature and uncertain application of many PRC laws applicable to us create an uncertain environment for business operations and they could have a negative effect on us.

The PRC legal system is a civil law system. Unlike the common law system, such as the legal system used in the United States, the civil law system is based on written statutes in which decided legal cases have little value as precedents. In 1979, the PRC began to promulgate a comprehensive system of laws and has since introduced many laws and regulations to provide general guidance on economic and business practices in the PRC and to regulate foreign investment. Progress has been made in the promulgation of laws and regulations dealing with economic matters such as corporate organization and governance, foreign investment, commerce, taxation and trade. The promulgation of new laws, changes of existing laws and the abrogation of local regulations by national laws could have a negative impact on our business and business prospects. In addition, as these laws, regulations and legal requirements are relatively recent, their interpretation and enforcement involve significant uncertainty.

If relations between the United States and China worsen, our stock price may decrease and we may have difficulty accessing the U.S. capital markets.

At various times during recent years, the United States and China have had disagreements over political and economic issues. Controversies may arise in the future between these two countries. Any political or trade controversies between the United States and China could adversely affect the market price of our common stock and our ability to access U.S. capital markets.

Governmental control of currency conversion may affect the value of your investment.

The PRC government imposes controls on the convertibility of Renminbi into foreign currencies and, in certain cases, the remittance of currency out of the PRC. Currently, the Renminbi is not a freely convertible currency. Shortages in the availability of foreign currency may restrict our ability to remit sufficient foreign currency to satisfy foreign currency denominated obligations. Under existing PRC foreign exchange regulations, payments of current account items, including profit distributions, interest payments and expenditures from the transaction, can be made in foreign currencies without prior approval from the PRC State Administration of Foreign Exchange by complying with certain procedural requirements. However, approval from appropriate governmental authorities is required where Renminbi is to be converted into foreign currency and remitted out of China to pay capital expenses such as the repayment of loans and corporate debt obligations denominated in foreign currencies.

The PRC government may also at its discretion restrict access in the future to foreign currencies for current account transactions. If the foreign exchange control system prevents us from obtaining sufficient foreign currency to satisfy our currency demands, we may not be able to pay certain of our expenses as they come due.

The fluctuation of the Renminbi may materially and adversely affect your investment.

The value of the Renminbi against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in the PRC’s political and economic conditions. Any significant revaluation of the Renminbi may materially and adversely affect our cash flows, revenues and financial condition.

Since 1994 the PRC has pegged the value of the Renminbi to the U.S. dollar. We do not believe that this policy has had a material effect on our business. There can be no assurance that Renminbi will not be subject to devaluation. We may not be able to hedge effectively against Renminbi devaluation, so there can be no assurance that future movements in the exchange rate of Renminbi and other currencies will not have an adverse effect on our financial condition.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS SECURITIES

There were no changes in securities and small business issuer purchase of equity securities during the period ended March 31, 2008 other than the issuance of 2,378,500 common shares to consultants.  The issuance of such shares of our common stock were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Rule 506 promulgated under the Securities Act and in Section 4(2) of the Securities Act. A legend was placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequent registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended March 31, 2008.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to the vote of securities holders during the period ended March 31, 2008.

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS

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

Date: May 15, 2008