Form 10-Q
period 2008-06-30
EastBridge Investment Group Corp
filed 2008-08-14
CIK 1378624

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ________

Commission File Number: 0-52282

EastBridge Investment Group Corporation

(Exact name of small business issuer as specified in its charter)

Arizona	86-1032927
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation)	Identification No.)

8040 E. Morgan Trail, Unit 18, Scottsdale, Arizona 85258

(480) 966-2020

(Issuer’s telephone number)

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.001 par value per share

(Title of Class)

———————

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was

required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.	X	Yes		No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.
Large accelerated filer	Accelerated filer
Non-accelerated filer	Smaller reporting company		X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).		Yes	X	No
Transitional Small Business Disclosure Format (check one):		Yes	X	No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 8, 2008
Common stock, No par value	112,469,839

EastBridge Investment Group Corporation

PART I – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

EASTBRIDGE INVESTMENT GROUP CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEET

ASSETS:
	June 30, 2008	December 31, 2007
	(Unaudited)	(Audited)
CURRENT ASSETS
Cash	$87,487	$59,162
Accounts receivables - net	226,883	295,381
Total current assets	314,370	354,543

Note receivable affiliates	43,800	8,800
Investment in subsidiary	140,000	140,000
TOTAL ASSETS	$498,170	$503,343

LIABILITIES AND STOCKHOLDERS' DEFICIENCY:

CURRENT LIABILITIES:
Accounts payable	$302,098	$324,298
Accrued expenses and other liabilities	226,225	221,108
Line of credit	75,000	-
Notes payable affiliates	25,000	30,219
Total current liabilities	628,323	575,625

TOTAL LIABILITIES	628,323	575,625

Minority interest	2,041	1,491

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY:
Common stock, no par value, 300,000,000 shares authorized,
112,469,839 and 110,092,080 issued and outstanding
as of June 30, 2008 and December 31, 2007, respectively	3,597,625	3,378,125
Accumulated deficit	(3,729,819)	(3,451,898)
TOTAL STOCKHOLDERS' DEFICIENCY	(132,194)	(73,773)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$498,170	$503,343

The accompanying notes are an integral part of these consolidated financial statements.

EASTBRIDGE INVESTMENT GROUP CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 and 2007

	Three Months		Six Months
	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$-	$17,788	$17,275	$17,788
Total	-	17,788	17,275	17,788

OPERATING EXPENSES:
General and administrative	138,506	215,382	265,932	395,865
Selling and marketing	19,775	-	44,982	-
Total operating expenses	158,281	215,382	310,914	395,865
OPERATING LOSS	(158,281)	(197,594)	(293,639)	(378,077)

OTHER (INCOME) AND EXPENSES
Interest expense	518	458	912	458
Interest income	-	(1)	(50)	(1)
Gain on extinguishment of debt	-	-	(20,878)	(18,522)
Total other (income) expenses	518	457	(20,016)	(18,065)

INCOME (LOSS) BEFORE TAXES, MINORITY INTEREST	(158,799)	(198,051)	(273,623)	(360,012)

Minority interest	-	647	2,041	647
Income tax provision	-	2,748	2,257	2,748

NET LOSS	$(158,799)	$(201,446)	$(277,921)	$(363,407)

NET LOSS PER SHARE:
Basic and diluted:	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted:	112,469,839	100,588,725	112,469,839	100,530,470

The accompanying notes are an integral part of these condensed consolidated financial statements

EASTBRIDGE INVESTMENT GROUP CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2008 and 2007

	2008	2007
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(277,921)	$(363,407)
Adjustments to reconcile net loss to net cash
used in operating activities:
Gain on extinguishment of debt	(20,878)	(18,522)
Minority interest	550	647
Issuance of stock as consideration for services	4,500	11,247
Changes in operating assets and liabilities:
Accounts receivables	68,498	-
Deposit	-	1,828
Accounts payable	(1,322)	55,789
Accrued expenses and other liabilities	220,117	262,091
Net cash used in operating activities	(6,456)	(50,327)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of affiliates notes	(5,219)	-
Advance to affiliates	(35,000)	-
Line of credit	75,000	-
Proceeds from related party borrowing	-	22,970
Net cash provided by financing activities	34,781	22,970

EFFECT OF EXCHANGE RATE ON CASH	-	(12)

INCREASE(DECREASE) IN CASH	28,325	(27,369)
CASH, BEGINNING OF YEAR	59,162	45,539
CASH, END OF YEAR	$87,487	$18,170

SUPPLEMENTAL CASH FLOW INFORMATION:
	2008	2007

Interest paid	$517	$458
Taxes paid	$-	$-
Stock issued for payment of debt	$215,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

EASTBRIDGE INVESTMENT GROUP CORPORATION

(FORMERLY ATC TECHNOLOGY CORPORATION)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 and JUNE 30, 2007

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

EastBridge is one of the very few United States companies solely concentrated in marketing financial services to the small to mid-size, but large number, of Asian companies that require financial services to assist them in expanding in their local markets. Usually, the first step is to help its clients become a public company in the US capital market.

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

NOTE 2.  BASIS OF PRESENTATION

Interim Financial Statements

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. For further information, refer to the financial statements and footnotes thereto included in our Form 10-KSB Report for the fiscal year ended December 31, 2007.

NOTE 3. GOING CONCERN

As indicated in the accompanying financial statements, the Company has incurred cumulative net operating losses of $3,729,819since inception. So far, most of the working capital has been provided by the Company's management team members. They have done so since EastBridge's inception and have indicated their continued support for EastBridge; however, there is no assurance that additional funds will be advanced. These matters raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 - RECENT PRONOUNCEMENTS

Recent Accounting Pronouncements

Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities

In June 2008, the FASB issued FSP Emerging Issues Task Force (“EITF”) Issue No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” The FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method. The FSP affects entities that accrue dividends on share-based payment awards during the awards’ service period when the dividends do not need to be returned if the employees forfeit the award. This FSP is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of FSP EITF 03-6-1 on its consolidated financial position and results of operations.

Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an entity's Own Stock

In June 2008, the FASB ratified EITF Issue No. 07-5, "Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity's Own Stock" (EITF 07-5).  EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions.  It also clarifies on the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation.  EITF 07-5 is effective for fiscal years beginning after December 15, 2008.  The Company is currently assessing the impact of EITF 07-5 on its consolidated financial position and results of operations.

Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion ( Including Partial Cash Settlement)

In May 2008, the FASB issued FSP Accounting Principles Board (“APB”) Opinion No. 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” The FSP clarifies the accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion.  The FSP requires issuers to account separately for the liability and equity components of certain convertible debt instruments in a manner that reflects the issuer's nonconvertible debt (unsecured debt) borrowing rate when interest cost is recognized.  The FSP requires bifurcation of a component of the debt, classification of that component in equity and the accretion of the resulting discount on the debt to be recognized as part of interest expense in our consolidated statement of operations.  The FSP requires retrospective application to the terms of instruments as they existed for all periods presented.  The FSP is effective as of January 1, 2009 and early adoption is not permitted.  The Company is currently evaluating the potential impact of FSP APB 14-1 upon its consolidated financial statements.

The Hierarchy of Generally Accepted Accounting Principles

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" (FAS No.162).  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements.  SFAS No. 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles".  The implementation of this standard will not have a material impact on the Company's consolidated financial position and results of operations.

Determination of the Useful Life of Intangible Assets

In April 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position on Financial Accounting Standard (“FSP FAS”) No. 142-3, “Determination of the Useful Life of Intangible Assets”, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of intangible assets under SFAS No. 142 “Goodwill and Other Intangible Assets”.  The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of the expected cash flows used to measure the fair value of the asset under SFAS No. 141 (revised 2007) “Business Combinations” and other U.S. generally accepted accounting principles.    The Company is currently evaluating the potential impact of FSP FAS No. 142-3 on its consolidated financial statements.

Disclosure about Derivative Instruments and Hedging Activities

In March 2008, the FASB issued SFAS No. 161, “Disclosure about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133”, (SFAS 161). This statement requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. The Company is required to adopt SFAS No. 161 on January 1, 2009. The Company is currently evaluating the potential impact of SFAS No. 161 on the Company’s consolidated financial statements.

Delay in Effective Date

In February 2008, the FASB issued FSP FAS No. 157-2, “Effective Date of FASB Statement No. 157”. This FSP delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The impact of adoption was not material to the Company’s consolidated financial condition or results of operations.

Business Combinations

In December 2007, the FASB issued SFAS No. 141(R) “Business Combinations” (SFAS 141(R)).  This Statement replaces the original SFAS No. 141.  This Statement retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting (which SFAS No. 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. The objective of SFAS No. 141(R) is to improve the relevance, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. To accomplish that, SFAS No. 141(R) establishes principles and requirements for how the acquirer:

a.

Recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree.

b.

Recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase.

c.

Determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.

This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 and may not be applied before that date. The Company does not expect the effect that its adoption of SFAS No. 141(R) will have on its consolidated results of operations and financial condition.

Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (SFAS No. 160).  This Statement amends the original Accounting Review Board (ARB) No. 51 “Consolidated Financial Statements” to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This Statement is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008 and may not be applied before that date.  The does not expect the effect that its adoption of SFAS No. 160 will have on its consolidated results of operations and financial condition.

Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of SFAS No. 115” (SFAS No. 159), which becomes effective for the Company on February 1, 2008, permits companies to choose to measure many financial instruments and certain other items at fair value and report unrealized gains and losses in earnings. Such accounting is optional and is generally to be applied instrument by instrument. The Company does not anticipate that the election, of this fair-value option will have a material effect on its consolidated financial condition, results of operations, cash flows or disclosures.

Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" (SFAS No. 157). SFAS No. 157 provides guidance for using fair value to measure assets and liabilities. SFAS No. 157 addresses the requests from investors for expanded disclosure about the extent to which companies’ measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and will be adopted by the Company in the first quarter of fiscal year 2008. The Company is unable at this time to determine the effect that its adoption of SFAS No. 157 will have on its consolidated results of operations and financial condition.

Accounting Changes and Error Corrections

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" (SFAS No. 154), which replaces Accounting Principles Board (APB) Opinion No. 20, "Accounting Changes," and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements - An Amendment of APB Opinion No. 28”. SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections, and it establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company adopted SFAS No. 154 in the first quarter of fiscal year 2007 and does not expect it to have a material impact on its consolidated results of operations and financial condition.

NOTE 5 – RELATED PARTY TRANSACTIONS

Due to officers

The Company received advances from officers of the Company amounting to $25,000, as of June 30, 2008.  These advances are interest free and payable on demand.

Amonics and Man Wai Sing

During February 2007 (as amended August 2007), Fiber One entered into an employment agreement with Man Wai Sing, who is also the President of Amonics Limited (“Amonics”).  The employment agreement calls for annual compensation of 38,800 Hong Kong dollars per year, for two years, payable in February of 2009.  Revenues recognized in these financial statements reflect calibration services performed for Amonics by Fiber One.  Additionally, during the second quarter of 2007, Amonics advanced Fiber One 2,000 Hong Kong dollars that is interest free and payable on demand.  As of June 30, 2008 this employment agreement has been terminated.

NOTE 6 – EQUITY

As of June 30, 2008, EastBridge has 112,469,839 shares of no par common stock issued and outstanding with 300,000,000 shares authorized.  During March 31, 2008, 2,378,333 common shares were issued to consultants and officers for services rendered as well as payment of debt.  The shares were valued between the values of $.07 - $.09 shares based on the market value of the common shares at the time the services were rendered, which approximates the value of the services rendered.  These amounts were expensed.  No shares were issued in the three months ended June 30, 2008.

NOTE 7 – GAIN ON THE SETTLEMENT OF DEBT

During March, 2008, the Company recorded a $20,878 gain on the settlement of debt.  The gains are reflected in “other income” on the accompanying Statements of Operations.

NOTE 8 – SEGMENT INFORMATION

We have determined our operating and reporting segments pursuant to the requirements of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”). In making this determination, we considered our organization/reporting structure and the information used by our chief operating decision makers to make decisions about resource allocation and performance assessment. The segments also help focus strategic planning efforts on key objectives and initiatives across our businesses. Due to our integrated business structure, operating costs included in one segment may benefit other segments. Therefore, these segments are not designed to measure operating income or loss that is directly related to the products included in each segment. We operate in two segments – Financial Services, through EastBridge, and Calibration Services, through our 95% owned subsidiary, Fiber One.  Presented below our six months ended June 30, 2008:

Financial Services segment is a strategic business development of our company that has sought out new acquisitions and assists those companies in developing marketing strategies

Six Month Ended June 30, 2008	2008	2007	Net Change
Revenue	$-	$-	$-
Operating Loss	$(308,440)	$(393,796)	$85,356

Calibration Services segment is a business segment that provides internet and fiber services in Hong Kong to a limited customer base.

Six Month Ended June 30, 2008	2008	2007	Net Change
Revenue	$17,275	$17,788	$(513)
Operating Income	$14,801	$15,719	$(918)

During three months ended June 30, 2007, we operated only in the financial services segment.

Corporate-Level Expenses

Six Month Ended June 30, 2008	2008	2007	Net Change
Corporate Level Income	$15,718	$14,670	$1048

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

NOTE 9 – LINE OF CREDIT

The Company executed a note with a Line of Credit with Goldwater Bank in Scottsdale, Arizona.  The Line of Credit allows the Company to borrow up to one hundred thousand dollars ($100,000) at a 7% interest rate.  The current balance of this Line of Credit is seventy five thousand dollars ($75,000).

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

Overview

EastBridge provides financial services including public offering guidance, joint venture, and merchant banking services, to the small to medium-size businesses in China, India and other Asian countries. Normally, our first step is to help our clients become US public companies. Our target clients are mostly in China, Hong Kong, and Australia.  We focus on short-term investment opportunities where the expected return is within a one to two year period and the potential gain is substantial for both parties. We generally seek transactions where we can assist in uncovering hidden value after our participation. Keith Wong (President and Chief Executive Officer of EastBridge) and Norman Klein (Chief Financial Officer of EastBridge) each have over twenty years of experience in the industrial, sales and financial industries. Our management can understand our prospective client's business quickly and are able to take fast and decisive actions to achieve business opportunities for our client. We plan China, Australia and Hong Kong to be our immediate focus and become our revenue centers in 2008. We plan to expand to other Asian countries in 2009.

Recent Developments and Current Projects

EastBridge currently has ten  (10) clients that it is assisting with the process to register them with the Securities and Exchange Commission as public reporting companies in the United States and help them to begin trading their stock on a United States stock exchange.  Management anticipates that several of these clients will go public in the United States and begin trading their stock in late 2008 and in 2009.  EastBridge currently has formed several subsidiaries.  We expect most of our clients to merge with one of our subsidiaries in the near future  After the mergers are completed, then EastBridge will begin the process to take these companies public and to begin trading their stock on a U.S. stock exchange.  EastBridge may also choose to take some of the clients public directly without merging them with a subsidiary.  Below is a summary of our clients.  Management expects, but cannot guarantee, that EastBridge’s financials should also improve significantly in 2008 once EastBridge’s clients complete registration process with the Securities and Exchange Commission as public reporting companies.  Once a client is registered as a public company and its stock begins trading in a U.S. stock market, then EastBridge will record the value of its stock in that client as revenue for that quarter and also record the value as an asset on its balance sheet.  EastBridge typically receives a 10 to 30% equity position in a client as consideration for its services.

Tianjin Heavy Steel

On December 3, 2006, we entered into a listing agreement with Tianjin Hui Hong Heavy Steel Construction Co., Ltd ("Tianjin"), a company registered in China. Under the agreement, EastBridge agreed to assist Tianjin to become listed as a reporting company in the United States within eighteen months from the execution date of the contract. The Company agreed to pay for certain legal, auditing, IR/PR, and advisory costs in conjunction with the listing process. Tianjin issued 15% of its outstanding common stock to the Company as consideration for its services on the date of execution of the contract. The shares are restricted stock. If we fail to list the client as a reporting company within the contract term, then the Company agrees to sell all the shares to the client for a nominal cost, unless the parties mutually agree to an extension. The listing work has been postponed by Client for their internal re-organization.

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

AREM Group, Inc. (Formerly known as Nanotec, Inc. – EastBridge Subsidiary)

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

During September, 2007, we signed a definitive agreement to acquire 15% of AREM Wines Pty, Ltd, (“Arem”) an Australian wine company in Melbourne, Australia. Under the terms of the agreement, EastBridge gave Arem Pacific Corporation, the investment company that owns AREM Wines Pty, Ltd., 8,000,000 of our restricted common shares, plus options to purchase EastBridge common shares, in exchange for the 15% equity position in AREM.  In subsequent events, the Company issued only 2,000,000 of the restricted shares as part of 8,000,000 shares to be issued in accordance with the agreement.  The September, 2007 agreement replaces all other stock exchange agreements between EastBridge and Arem.  In addition to the restricted stock agreement, EastBridge and Arem signed a second agreement.  EastBridge will assist Arem to become listed on a U.S. stock exchange. EastBridge will be paid $700,000 in cash, of which $400,000 was due at signing and $100,000 will be paid when the proper application is filed with the Securities and Exchange Commission and the remaining $200,000 following the listing and trading of AREM’s stock on a U.S. stock exchange. Arem will also issue 5% of its stock to EastBridge stockholders. Arem Wines Group, Inc. is presently filing for its Form 10.

General Farms Corporation (EastBridge Subsidiary)

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

Energy Corporation (EastBridge Subsidiary)

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

China Properties Corporation (EastBridge Subsidiary)

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

Wenda Professional College

EastBridge has entered into an agreement to provide listing services to Wenda, a major regional professional college located just west of Shanghai, China.  Wenda offers professional and vocational educational programs to train post high school students to improve their skills for higher paying jobs. Wenda offers programs mainly in the computer related IT sectors such as network design, hardware technology, computer graphics, CAD, animation, network database and network security.  EastBridge will receive restricted stock in Wenda as consideration for its services.

EastBridge formed a U.S. subsidiary for Wenda.  It is called Wonder International Education and Investment Group Corporation.  Wenda has merged with this subsidiary as of this filing.

Huang Wei Pharmaceutical Company

EastBridge has entered into an agreement to provide listing services to Huang Wei, a well know Chinese pharmaceutical company located approximately two hours from Beijing, China.  EastBridge intends to list Huang Wei in a United States stock market. Huang Wei has recently added over thirty drug approvals from the Chinese FDA.  Its products range from the special anti-inflammatory to blood pressure-lowering drugs.  EastBridge will receive restricted stock of Huang Wei as consideration for its services.

YEWO Group Corporation

EastBridge has entered into and agreement to provide listing services to YEWO Group Corporation, Zhejiang, China. YEWO Group is a property development and management company that operates shopping centers in China and is expanding their business rapidly. YEWO Group is developing a new mega resort property in Jiangsu province. EastBridge will assist YEWO Group in completing the necessary SEC audit and legal requirements. YEWO Group is a stable and profitable company that has been in business for approximately ten years.

Eastbridge has formed a U.S. subsidiary for Yewo.  It is called, Sunyi International Group Corporation.  Yewo has merged into this subsidiary.

Rino Two Horns

EastBridge signed an agreement to acquire a 15% stake in Rhino Two Horns (Malaysia) Sdn. Bhd., (“Rino”) an energy sports drink company.  As of June 30, 2008, Rhino Two Horns has terminated their contract with EastBridge.

Amonics Limited

On November 23, 2006, we entered into a listing agreement with Amonics Limited ("Amonics"), a company registered in Hong Kong. Under the agreement, EastBridge agreed to assist Amonics to become listed as a reporting company in the United States within eighteen months from the execution date of the contract. The Company agrees to pay for certain legal, auditing, IR/PR, and advisory costs in conjunction with the listing process. Amonics issued 15% of its outstanding common stock to the Company as consideration for its services on the execution date of the contract. The shares are restricted stock. If we fail to list the client as a reporting company within the contract term, then the Company agrees to sell all the shares back to the client for a nominal cost, unless the parties mutually agree to an extension. In May, 2008, Amonics requested its listing work stopped due its own internal reasons.

Fiber One, Ltd.

During July 2007, EastBridge organized Fiber One, Ltd. a Hong Kong based subsidiary of EastBridge.  Fiber One is wholly owned by EastBridge.  Fiber One provides services to the fiber optics industry in China and other Far East countries.

RESULTS OF OPERATIONS

Revenue – Related Party

Related party revenue was $17,275 and $17,788 for the six months ended June 30, 2008 and 2007, respectively.  Revenues recognized in these financial statements reflect calibration services performed for Amonics by Fiber One and consulting agreement with Arem Wines.

General and Administrative

General and Administrative was $138,506 and $215,382 for the three months ended June 30, 2008 and 2007, respectively as compared to $265,932 and $ 395,865 for the six months ended June 30, 2008 and 2007, respectively.  The decrease in general and administrative expenses for the periods in 2008 compared to 2007 relates to the reduction in consulting and legal services.  Many of the expenses in 2007 were related to the filing of our Form 10SB and required filings.  We did not incur such expenses in 2008.  Most of our current expenses focus on finding new clients for our company.  We are beginning to incur expenses to take our clients public in the United States and begin trading on a US stock exchange.  Both activities will help to improve the financials of the company.

Sales and Marketing Services

Sales and Marketing was $19,775 and $0.00 for the three months ended June 30, 2008 and 2007, respectively as compared to $44,982 and $0.00 for the six months ended June 30, 2008 and 2007, respectively.  The increase in sales and marketing services for the periods in 2008 compared to 2007 relates to increased costs of being a public reporting company, including costs associated with our filings with the Securities and Exchange Commission.  Also cost associated with hiring investor relations firms, marketing firms, and stock related services.

LIQUIDITY AND CAPITAL RESOURCES

The Company has cash and cash equivalents of was $87,487 and $59,162 as of June 30, 2008 and 2007, respectively and a working capital deficit of $313,953 and $221,082 as of June 30, 2008 and 2007, respectively.

The Company's operating activities used $6,456 and ($50,327) for the six months ended June 30, 2008 and 2007, respectively.  The difference is mainly attributable to the decrease in revenues in the current year and increase in operating expenses of the Company.

Cash provided by financing activities was $34,781 and $22,970 for the six months ended June 30, 2008 and 2007, respectively. The increase is due to repayment of advances from officers.

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

Our management, with the participation of the Chief Executive Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of June 30, 2008.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.  Based on this evaluation, our management, with the participation of the President, concluded that, as of June 30, 2008, our internal control over financial reporting was effective.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended June 30, 2008.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to the vote of securities holders during the period ended June 30, 2008.

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

EastBridge Investment Group Corporation.

Date: August 14, 2008	By:	/s/ Keith Wong
Keith Wong,
Chief Executive Officer

Date: August 14, 2008	By:	/s/ Norman Klein
Norman Klein
Chief Financial Officer