Form 10-Q
period 2008-09-30
EastBridge Investment Group Corp
filed 2008-11-14
CIK 1378624

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

✓ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: September 30, 2008
or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from: _____________ to _____________

Commission File Number: 0-52282

———————

EastBridge Investment Group Corporation

 (Exact name of registrant as specified in its charter)

———————

Arizona	86-1032927
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

8040 E. Morgan Trail, Unit 18, Scottsdale, Arizona 85258

(Address of Principal Executive Office) (Zip Code)

(480) 966-2020

 (Registrant’s telephone number, including area code)

————

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.001 par value per share

(Title of Class)

———

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was

required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.		✓ Yes		No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer		Accelerated filer
Non-accelerated filer	(Do not check if a smaller	Smaller reporting company	✓
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
	Yes	✓	No

Transitional Small Business Disclosure Format (check one):	Yes	No	✓
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Class	Outstanding at November 14, 2008
Common stock, No par value	121,679,839

EastBridge Investment Group Corporation

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1.       Financial Statements

1

Condensed Consolidated Balance Sheet

1

Condensed Consolidated Statements Of Operations(Unaudited)

2

Condensed Consolidated Statements Of Cash Flows (Unaudited)

3

Notes To Condensed Consolidated Financial Statements

4

Item 2.       Management’s Discussion And Analysis Or Plan Of Operations

11

Item 3       .Quantitative And Qualitative Disclosures About Market Risk

16

Item 4.       Controls And Procedures

16

PART II - OTHER INFORMATION

Item 1.       Legal Proceedings

18

Item 1A.    Risk Factors

18

Item 2.       Unregistered Sales Of Equity Securities And Use Of Proceeds Securities

20

Item 3.       Defaults Upon Senior Securities

21

Item 4.       Submission Of Matters To A Vote Of Security Holders

21

Item 5.       Other Information

21

Item 6.       Exhibits

21

Signatures

22

CERTIFICATIONS

Exhibit 31 – Management certification

Exhibit 32 – Sarbanes-Oxley Act

PART I – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

EASTBRIDGE INVESTMENT GROUP CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET
ASSETS:
	September 30, 2008	December 31, 2007
	(Unaudited)	(Audited)
CURRENT ASSETS
Cash	$1,031,716	$59,162
Accounts receivables - net	3,214,879	295,381
Inventory	1,040,736	––
Prepaid expenses	30,828	––
Total current assets	5,318,159	354,543
PROPERTY AND EQUIPMENT, net	2,461,099	––

Note receivable affiliates	57,300	8,800
Investment in subsidiary	140,000	140,000
TOTAL ASSETS	$7,976,558	$503,343

LIABILITIES AND STOCKHOLDERS' DEFICIENCY:

CURRENT LIABILITIES:
Accounts payable	$1,018,813	$324,298
Accrued expenses and other liabilities	426,821	221,108
Line of credit	98,300	-
Notes payable affiliates	25,000	30,219
Notes payable short term	1,240,874
Total current liabilities	2,809,808	575,625

TOTAL LIABILITIES	2,809,808	575,625

Minority interest	83,190	1,491

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIENCY):
Preferred series A stock, $.01 par value, 10,000,000 shares authorized;
none issued and outstanding	––	––
Preferred series B stock, $.01 par value, 10,000,000 shares authorized;
none issued and outstanding	––	––
Common stock, no par value, 300,000,000 shares authorized,
121,679,839 and 110,092,080 issued and outstanding
as of September 30, 2008 and December 31, 2007, respectively	4,031,825	3,378,125
Retained earnings (Accumulated deficit)	1,051,735	(3,451,898)
TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)	5,083,560	(73,773)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)	$7,976,558	$503,343

The accompanying notes are an integral part of these consolidated financial statements.

EASTBRIDGE INVESTMENT GROUP CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 and 2007

	Three Months		Nine Months
	2008	2007	2008	2007

Revenue	$1,030,444	$408,779	$1,047,719	$426,556

COST OF GOODS SOLD	789,434	––	789,434	––

GROSS PROFITS	241,010	408,779	258,285	426,556

OPERATING EXPENSES:
General and administrative	307,029	162,627	682,865	541,010
Selling and marketing	26,060	129,956	71,901	144,750
Total operating expenses	333,089	292,583	754,766	685,760

OPERATING (LOSS) INCOME	(92,079)	116,196	(496,481)	(259,204)

OTHER (INCOME) AND EXPENSES
Interest expense	1,536	––	2,447	458
Interest income	––	(2,989)	(51)	(2,990)
Gain on extinguishment of debt	––	(7,249)	(20,878)	(25,771)
Total other (income) expenses	1,536	(10,238)	(18,482)	(28,303)

INCOME (LOSS) BEFORE TAXES AND MINORITY INTEREST	(93,614)	126,435	(478,000)	(230,900)

MINORITY INTEREST	––	(1,234)	83,190	(1,234)
INCOME TAX PROVISION	14,251	––	16,504	(2,747)

NET LOSS	$(107,865)	$125,201	$(577,694)	$(234,881)

NET LOSS PER SHARE:
Basic and diluted:	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted:	117,589,638	104,084,529	118,526,287	104,084,529

The accompanying notes are an integral part of these condensed consolidated financial statements

EASTBRIDGE INVESTMENT GROUP CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 and 2007

	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(577,694)	$(234,881)
Adjustments to reconcile net loss to net cash
used in operating activities:
Gain on extinguishment of debt	25,771	––
Minority interest	72,076	1,234
Issurance of stock as consideration for services	653,700	561,846
Changes in operating assets and liabilities:
Accounts receivables	754,120	(398,172)
Accounts payable	––	11,818
Accrued expenses and other liabilities	––	18,568
Net cash provided by (used in) operating activities	927,973	(39,587)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of affiliates notes	(5,219)	––
Advance to affiliates	(48,500)	––
Line of credit	98,300	––
Proceeds from related party borrowing	––	27,059
Net cash provided by financing activities	44,581	27,059

INCREASE (DECREASE) IN CASH	972,554	(12,528)
CASH, BEGINNING OF YEAR	59,162	45,539
CASH, END OF YEAR	$1,031,716	$33,011

SUPPLEMENTAL CASH FLOW INFORMATION:

Interest paid	$2,447	$458
Taxes paid	$––	$––
Stock issued for payment of debt	$645,000	$561,846

The accompanying notes are an integral part of these consolidated financial statements.

EASTBRIDGE INVESTMENT GROUP CORPORATION

(FORMERLY ATC TECHNOLOGY CORPORATION)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 and 2007

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

EastBridge is one of the very few United States companies solely concentrated in marketing financial services to the small to mid-size, but large number, of Asian companies that require financial services to assist them in expanding in their local markets. Usually, the first step is to help its clients become a public company in the US capital market. EastBridge currently has ten (10) clients that it intends to take public in the United States and list each company in a U.S. stock exchange beginning in 2009. All ten clients are located in Asia.  EastBridge has also acquired two (2) Chinese companies via stock exchange agreements.  All of these transaction are described in more detail in the Management Discussion and Analysis section.

In January, 2007, we formed Fiber One Limited (“Fiber One”) in Hong Kong as a wholly owned subsidiary of EastBridge to provide calibration and maintenance services to fiber optic companies in Asia, mainly in China and Japan.  On June 11, 2007, we distributed 5.0% of Fiber One to our shareholders of record on June 11, 2007.  Accordingly, the results of Fiber One have been consolidated with those of EastBridge’s from the date of formation of Fiber One.  EastBridge has formed other subsidiaries since the formation of Fiber One – these are noted in the Management Discussion and Analysis section.  For most of these subsidiaries, EastBridge intends to distribute part of its ownership to its shareholders in the form of dividend shares.

NOTE 2.  BASIS OF PRESENTATION

Interim Financial Statements

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months period ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. For further information, refer to the financial statements and footnotes thereto included in our Form 10-KSB Report for the fiscal year ended December 31, 2007.

NOTE 3. GOING CONCERN

As indicated in the accompanying financial statements, the Company has incurred cumulative net operating losses of $3,451,898 since inception until the new acquisition. We place no assurance on the on going operations of our new subsidiaries.  So far, most of the working capital has been provided by the Company's management team members. They have done so since EastBridge's inception and have indicated their continued support for EastBridge; however, there is no assurance that additional funds will be advanced. These matters raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 - CRITICAL ACCOUNTING POLICIES

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

RECENT PRONOUNCEMENTS

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

Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)

In May 2008, the FASB issued FSP Accounting Principles Board (“APB”) Opinion No. 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” The FSP clarifies the accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion.  The FSP requires issuers to account separately for the liability and equity components of certain convertible debt instruments in a manner that reflects the issuer's nonconvertible debt (unsecured debt) borrowing rate when interest cost is recognized.  The FSP requires bifurcation of a component of the debt, classification of that component in equity and the accretion of the resulting discount on the debt to be recognized as part of interest expense in our consolidated statement of operations.  The FSP requires retrospective application to the terms of instruments as they existed for all periods presented.  The FSP is effective for us as of January 1, 2009 and early adoption is not permitted.  The Company is currently evaluating the potential impact of FSP APB 14-1 upon its consolidated financial statements.

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

 NOTE 5 – RELATED PARTY TRANSACTIONS

Due to officers

We receive advances from officers of the Company amounting to $25,000, as of September 30, 2008.  These advances are payable on demand.

Amonics and Man Wai Sing

During February 2007 (as amended August 2007), Fiber One entered into an employment agreement with Man Wai Sing, who is also the President of Amonics Limited (“Amonics”).  The employment agreement calls for annual compensation of 38,800 Hong Kong dollars per year, for two years, payable in February of 2009.  Revenues recognized in these financial statements reflect calibration services performed for Amonics by Fiber One.  Additionally, during the second quarter of 2007, Amonics advanced Fiber One 2,000 Hong Kong dollars that is interest free and payable on demand.  As of March 31, 2008 this employment agreement has been terminated.

NOTE 6 – EQUITY

As of September 30, 2008, EastBridge had 121,679,839 shares of no par common stock issued and outstanding with 300,000,000 shares authorized.  During March 31, 2008, 2,378,333 common shares were issued to consultants and officers for services rendered as well as payment of debt.  The shares were valued between the values of $.07 - $.09 shares based on the market value of the common shares at the time the services were rendered, which approximates the value of the services rendered.  These amounts were expensed.  No shares were issued in the three months ended June 30, 2008.

During the three months ended September 30, 2008, EastBridge issued 7,000,000 common shares for payment of services rendered by its officers and issued 2,000,000 common shares as a bonus to its officers and directors valued for the amount of outstanding debt of $545,000 and $100,000 in bonus respectively.  EastBridge issued 210,000 common shares to consultants valued at the trading price of our common stock during this quarter.

NOTE 7 – GAIN ON THE SETTLEMENT OF DEBT

During the March 31, 2008, the Company recorded a $20,878 gain on the settlement of debt.  The gains are reflected in “other income” on the accompanying Statements of Operations.

NOTE 8 – SEGMENT INFORMATION

We have determined our operating and reporting segments pursuant to the requirements of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”). In making this determination, we considered our organization/reporting structure and the information used by our chief operating decision makers to make decisions about resource allocation and performance assessment. The segments also help focus strategic planning efforts on key objectives and initiatives across our businesses. Due to our integrated business structure, operating costs included in one segment may benefit other segments. Therefore, these segments are not designed to measure operating income or loss that is directly related to the products included in each segment. We operate in four segments – Financial Services, through EastBridge, and Electrical Cable Manufacturing through our 51% owned subsidiary, Aoxing Corporation, Pipe and Valve Supply Business through our 51% owned subsidiary Ji-Bo Pipes and Valves Co. and Calibration Services through our 95% owned subsidiary Fiber One Ltd. which is no longer an operating subsidiary as of March 31, 2008.  Presented below are results for the nine months ended September 30, 2008:

Financial Services segment is a strategic business development of our company that has sought out new acquisitions and assists those companies in developing marketing strategies

Nine months Ended September 30	2008	2007	Net Change
Revenue	$––	$400,000	$400,000
Operating Loss	$(693,709)	$(283,669)	$(410,040)

Electrical Cable Manufacturing segment is a business segment that provides copper alloy electrical cables for domestic and international markets.   The manufacturing facility is located in Jiangxi, China.

Nine months Ended September 30	2008	2007	Net Change
Revenue	$653,243	$––	$653,243
Operating Income	$116,247	$––	$116,247

Pipe and Valve Supply segment is a business segment that provides copper piping to the plumbing business.  It’s manufacturing facility is located in Zhejiang, China.

Nine months Ended September 30	2008	2007	Net Change
Revenue	$258,014	$––	$258,014
Operating Income	$46,493	$––	$46,493

Calibration Services segment is a business segment that provides internet and fiber services in Hong Kong to a limited customer base.

Nine months Ended September 30	2008	2007	Net Change
Revenue	$17,275	$26,556	$(9,281)
Operating Income	$13,202	$24,465	$(11,263)

During nine months ended September 30, 2008, we operated only in the financial services segment.

Corporate-Level Expenses

Nine months Ended September	2008	2007	Net Change
Corporate Level Income	$3,627	$24,323	$(20,696)

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

NOTE 8 – INCOME TAXES

We recognize a provision for foreign taxes on our income from Fiber One, Ji-Bo Pipes and Valves Co., and Aoxing Corporation, however, due to the lack of taxable income relative to our U.S. operations and history of recurring losses, we have provided a valuation allowance for our net operating loss carry-forwards generated in the U.S.

NOTE 9 – LINE OF CREDIT

The Company executed a note with a Line of Credit with Goldwater Bank in Scottsdale, Arizona.  The Line of Credit allows the Company to borrow up to one hundred thousand dollars ($100,000) at a 7% interest rate.  The current balance of this Line of Credit is ninety eight thousand, 300 hundred dollars ($98,300).

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

Overview

We provide financial services including public offering guidance, joint venture, and merchant banking services, to the small to medium-size businesses in China, India and other Asian countries. Normally, our first step is to help our clients become US public companies. Our target clients are mostly in China, Hong Kong, and Australia.  We focus on short-term investment opportunities where the expected return is within a one to two year period and the potential gain is substantial for both parties. We generally seek transactions where we can assist in uncovering hidden value after our participation. Keith Wong (President and Chief Executive Officer of EastBridge) and Norman Klein (Chief Financial Officer of EastBridge) each have over twenty years of experience in the industrial, sales and financial industries. Our management can understand our prospective client's business quickly and are able to take fast and decisive actions to achieve business opportunities for our client. We plan China, Australia and Hong Kong to be our immediate focus and become our revenue centers in 2008. We plan to expand to other Asian countries in 2009.

A new strategy has emerged during this past quarter.  We plan to acquire several companies and own a minimum 51% stake in each company.  Each of these acquisitions will be a subsidiary of our company. We intend to eventually take each of these companies public in the United States.  In short term, we are able to provide the necessary capital for these companies to expand their business.  We acquired our first two companies in September, 2008 – these are noted below.

Acquisitions – Pipe and Valve Supply Business and Electrical Cable Manufacturing Business:

On September 21, 2008, we entered into a stock purchase agreement and acquired a controlling interest in Ji-Bo Pipes & Valves Company in Zhejiang, China. As a condition to this stock purchase agreement, we have agreed to issue 1,000,000 shares of our Series B-preferred stock in exchange for 51% controlling interest in Ji-Bo. Ji-Bo is a well known supplier of copper parts to the plumbing industry and has been in business for over five years.

Ji-Bo: manufacturer of fittings, faucets, garden hardware for the plumbing and home garden industries. Its major customers are the local distributors and exporters. Its products are also shipped to the US hardware stores such as Home Depot and Lowe's.

Ji-Bo:  2008 Revenue and Net Income are estimated, but cannot be guaranteed, to be $15,909,915 and $1,351,624 respectively; the 2007 Revenue and Net Income were $6,816,567 and $721,940 respectively.

In addition, we entered into a stock purchase agreement to acquire controlling interest in Aoxing Corporation, a manufacturer of electrical cables in Jiangxi, China. We agreed to issue 1,000,000 shares of our Series A-preferred stock in exchange for 51% controlling interest in Aoxing.

Aoxing makes copper alloy electrical cables for the domestic and international markets and it has been in business for over seven years.

Aoxing: a manufacturer of electrical cables and wires. Their main market is local in China. They make low to medium voltage power cables for the building trade and the power companies. Their cables are most copper and aluminum alloy.

Aoxing:  2008 Revenue and Net Income are estimated, but cannot be guaranteed, to be $37,122,520 and $3,200,712 respectively; the 2007 Revenue and Net Income were $15,905,522 and $1,684,776 respectively.

 Financial Services Business:

We currently have ten (10) clients that we are assisting with the process to register them with the Securities and Exchange Commission as public reporting companies in the United States and help them to begin trading their stock on a United States stock exchange.  Management anticipates, but can [provide no assurances,  that several of these clients will go public in the United States and begin trading their stock in 2009.  We have currently has formed several subsidiaries.  We expect most of our clients to merge with one of our subsidiaries in the near future.  After the mergers are completed, then our management will begin providing the active services to commence the process to take these companies public and to begin trading their stock on a U.S. stock exchange.  EastBridge may also choose to take some of the clients’ public directly without merging them with a subsidiary.  Below is a summary of our clients.  Management expects, but cannot guarantee, that our financials should also improve significantly in 2009 once our clients complete registration process with the Securities and Exchange Commission as public reporting companies.  Once a client is registered as a public company and its stock begins trading in a U.S. stock market, then we will record the value of its stock in that client as revenue for that quarter and also record the value as an asset on its balance sheet.  We typically receive a 10 to 30% equity position in a client as consideration for our services.

Tianjin Heavy Steel

On December 3, 2006, we entered into a listing agreement with Tianjin Hui Hong Heavy Steel Construction Co., Ltd ("Tianjin"), a company registered in China. Under the agreement, we agreed to assist Tianjin to become listed as a reporting company in the United States within eighteen months from the execution date of the contract. We agreed to pay for certain legal, auditing, IR/PR, and advisory costs in conjunction with the listing process. Tianjin issued 15% of its outstanding common stock to us as consideration for its services on the date of execution of the contract. The shares are restricted stock. If the client does not become a reporting company within the contract term, then we have agreed to sell all the shares to the client for a nominal cost, unless the parties mutually agree to an extension. The listing work has been postponed by Client for their internal re-organization.

Ning Guo

On January 6, 2007, we entered into a listing agreement with Ning Guo Shunchang Machinery Co., Ltd. ("Ning Guo"), a company registered in China. Under the agreement, we agreed to assist Ning Guo to become listed as a reporting company in the United States. We agreed to pay for certain legal, auditing, IR/PR, and advisory costs in conjunction with the listing process.  Ning Guo issued 20% of their company’s common stock to the Company as consideration for its services on the date of execution of the contract. The shares are restricted stock. If the client does not become a reporting company within the contract term, then we have agreed to sell all the shares to the client for a nominal cost, unless the parties mutually agree to an extension.

GinKo

On July 24, 2007, we entered into a listing agreement with Hefe GinKo Real Estate Company, Ltd. (“GinKo”), a company registered in Anhui, China. Under the agreement, we agreed to assist GinKo to become listed as a reporting company in the United States. We agreed to pay for certain legal, auditing, IR/PR, and advisory costs in conjunction with the listing process.  GinKo issued 18% of their company’s common stock to us as consideration for its services on the date of execution of the contract. The shares are restricted stock. If the client does not become a reporting company within the contract term, then we have agreed to sell all the shares to the client for a nominal cost, unless the parties mutually agree to an extension.

AREM Pacific Corporation (Formerly known as Nanotec, Inc. – EastBridge Subsidiary)

During July 2007, we organized Nanotec, Inc., (“Nanotec”) a wholly owned subsidiary of our company, to provide electronic and chemical products and services to companies in Asia, especially those in China and Japan.  On July 11, 2007 we distributed 5% of Nanotec to our shareholders of record on that date.  As of November 8, 2007, Arem Wines merged with Nanotec, Inc.  Under the terms of the merger, the new stock ownership structure is as follows:  15% owned by EastBridge, 5% owned by EastBridge shareholders, and 80% owned by Arem Wines’ beneficiaries.  The name of the merged company was Arem Group, Inc.

During September, 2007, we signed a definitive agreement to acquire 15% of AREM Wines Pty, Ltd, (“Arem”) an Australian wine company in Melbourne, Australia. Under the terms of the agreement, we gave Arem Pacific Corporation, the investment company that owns AREM Wines Pty, Ltd., 8,000,000 of our restricted common shares, plus options to purchase our common shares, in exchange for the 15% equity position in AREM.  In subsequent events, we issued only 2,000,000 of the restricted shares as part of 8,000,000 shares to be issued in accordance with the agreement.  The September, 2007 agreement replaces all other stock exchange agreements between us and Arem.  In addition to the restricted stock agreement, our company and Arem signed a second agreement.  We will assist Arem to become listed on a U.S. stock exchange. We will be paid $700,000 in cash, of which $400,000 was due at signing and $100,000 will be paid when the proper application is filed with the Securities and Exchange Commission and the remaining $200,000 following the listing and trading of AREM’s stock on a U.S. stock exchange. Arem will also issued 5% of its stock to our stockholders.

As of September, 2008, the Arem Wines Pty, Ltd company is Australia has been dissolved.  A new company called, Arem Pacific Corporation was formed with a new set of directors and officers along with a new ownership structure.  The U.S. subsidiary’s name was also changed to Arem Pacific Corporation.  We continue to own 15% of this subsidiary and our shareholders continue to own 5% of this new entity.   We will take Arem Pacific Corporation public in the near future once all cash payments have been received.

General Farms Corporation (EastBridge Subsidiary)

On November 27, 2007, we organized General Farms Corporation (“General Farms”) a wholly owned subsidiary of our company. A stock dividend of 5% of General Farm's common stock, or 10,000,000 shares, will be distributed to our shareholders of record as of Nov 16, 2007. Under the terms of the share exchange agreement, the new stock ownership structure is: 85% owned by our company and 5% owned by our shareholders of record as of Nov 16, 2007. On of December 5, 2007, Rhino Two Horns merged with General Farms Corporation.  However, during this quarter, Rhino Two Horns terminated their contract with us which dissolves the merger.

Energy Corporation (EastBridge Subsidiary)

On November 27, 2007, we organized Energy Corporation (“Energy”) a wholly owned subsidiary of our company.  A stock dividend of 5% of Energy Corporation’s common stock of 10 million shares, on a pro-rata basis and with no considerations will be distributed to our shareholders of record on December 28, 2007.  The Company has not distributed the stock dividend as of September 30, 2008.  Energy Corporation, a wholly owned subsidiary of our company, focuses on energy equipment manufacturers and the energy distribution business in Asia.  Energy Corporation is presently an inactive subsidiary.

China Properties Corporation (EastBridge Subsidiary)

On November 27, 2007, we organized China Properties Corporation (“China Properties”) a wholly owned subsidiary of our company.  A stock dividend of 5% of China Properties’ common stock of 10,000,000 shares, on a pro-rata basis and without considerations to its shareholders of record on Friday, November 30, 2007. China Properties Corporation, a wholly owned subsidiary of our company, focuses on real estate development and construction business in Asia. The eligible shareholders will automatically receive the stock certificates or electronic deposits into their accounts when the China Properties' stock is listed and begins trading.  China Properties is presently an inactive subsidiary.

Beijing Power Plant Equipment Company

We have entered into an agreement to provide listing services to ZZH, a major coal fired ignition equipment manufacturer for electricity power plants. ZZH will be listed on the U.S. stock market as soon as practicable. ZZH sells energy saving ignition equipment to control coal consumption in power plants and has been granted several critical patents for its core technology. ZZH currently provides equipment to save fuel and lower pollution to numerous major Chinese power plants, including the one providing power to Beijing-Da Tang Electricity Company. Coal is the main source of electricity generation in China and a major source in the U.S.  We will receive restricted stock of ZZH as consideration for our services.

Wenda Professional College

We have entered into an agreement to provide listing services to Wenda, a major regional professional college located just west of Shanghai, China.  Wenda offers professional and vocational educational programs to train post high school students to improve their skills for higher paying jobs. Wenda offers programs mainly in the computer related IT sectors such as network design, hardware technology, computer graphics, CAD, animation, network database and network security.  We will receive restricted stock in Wenda as consideration for its services.

We formed a U.S. subsidiary for Wenda.  It is called Wonder International Education and Investment Group Corporation.  Wenda has merged with this subsidiary as of this filing.

Huang Wei Pharmaceutical Company

We have entered into an agreement to provide listing services to Huang Wei, a well know Chinese pharmaceutical company located approximately two hours from Beijing, China.  We intend to assist in the listing process for  Huang Wei in a United States stock market. Huang Wei has recently added over thirty drug approvals from the Chinese FDA.  Its products range from the special anti-inflammatory to blood pressure-lowering drugs.  We will receive restricted stock of Huang Wei as consideration for its services.

We formed a U.S. subsidiary for Huang Wei.  It is called Huang Wei Pharmacy Group Holdings Limited.  Huang Wei has merged with this subsidiary as of this filing.

YEWO Group Corporation

We have entered into and agreement to provide listing services to YEWO Group Corporation, Zhejiang, China. YEWO Group is a property development and management company that operates shopping centers in China and is expanding their business rapidly. YEWO Group is developing a new mega resort property in Jiangsu province. We will assist YEWO Group in completing the necessary audit and legal requirements. YEWO Group is a stable and profitable company that has been in business for approximately ten years.

We formed a U.S. subsidiary for Yewo.  It is called, Sunyi International Group Corporation.  Yewo has merged into this subsidiary.

HaoHai Media Company

We signed a definitive listing agreement with HaoHai Media Company (HH Media), in Hangzhou, China, to take it public in the United States and assist HH Media list on a U.S. stock exchange.  HH Media is a well known TV media company selling advertisement time to the pharmaceutical companies in China. Its main clients are the major drug companies in China, and it owns exclusive rights in the major hospitals of China. HH Media broadcasts direct medicinal ads to the hospital's patients while they are attending the hospitals. HH Media also hosts TV medicine info-commercials to market its client's drug products. In China, most people go to the hospitals directly when they are sick versus using private Physicians. HH Media has received a special media license from the government to produce and market TV time for medicinal products in China.

Jinkuizi Science & Technology Company

We entered into a definitive listing agreement with Jinkuizi Science & Technology Co. ("JKZ"), in Foshan, China, to take its main operating subsidiary public in the United States.  We will provide listing services to JKZ, a company started more than ten years ago, that is profitable and specializes in developing and selling environmentally safe fertilizers in China and Southeast Asia. Its main clients are the farmers and co-ops in Asia. JKZ owns more than ten patents in agricultural chemical compounds for promoting crop yields and de-composing bio-mass. JKZ is considered one of the leading suppliers of green fertilizers in China.

Calibration Services Business Segment:

Fiber One, Ltd.  (An EastBridge Subsidiary)

During July 2007, we organized Fiber One, Ltd. a Hong Kong based subsidiary of our company. Fiber One is wholly owned by our company.  Fiber One provides calibration services to the fiber optics industry in China and other Far East countries.

RESULTS OF OPERATIONS

Revenue – Related Party

Related party revenue was $1,030,444 and $408,779 for the three months ended September 30, 2008 and 2007 respectively as compared to $1,047,719 and $426,556 for the nine months ended September 30, 2007.  Revenues recognized in the three and nine months ended September 30, 2008 in these financial statements reflect calibration services performed by Fiber One; pipe and valve manufacturing performed by Ji-Bo Pipes and Values Co, and electrical cable manufacturing performed by Aoxing Corporation.  The Revenues recognized in the three and nine months ended September 30, 2007 in these financial statements reflect calibration services for Amonics by Fiber One and consulting agreement with Arem Wines

 General and Administrative

General and Administrative was $307,029 and $162,628 for the three months ended September 30, 2008 and 2007, respectively as compared to $682,865 and $541,010 for the nine months ended September 30, 2008 and 2007, respectively.  The increase in general and administrative expenses for the periods in 2008 compared to 2007 relates to the reduction in consulting and legal services.  Many of the expenses in 2007 were related to the required SEC filings.  Most of our current expenses focus on finding new clients for our company.  We are beginning to incur expenses to take our clients public in the United States and begin trading on a US stock exchange.  Both activities will help to improve the financials of the company.

Sales and Marketing Services

Sales and Marketing was $26,060 and $129,956 for the three months ended September 30, 2008 and 2007, respectively as compared to $71,901 and $144,750 for the nine months ended September 30, 2008 and 2007, respectively.  The decrease in sales and marketing services for the periods in 2008 compared to 2007 relates to decreased costs marketing our services and also the decrease cost of hiring investor relations firms, marketing firms, and stock related services.

LIQUIDITY AND CAPITAL RESOURCES

We have cash and cash equivalents of $1,031,716 and $59,162 compared to working capital of $2,508,351 and deficit of $221,082 as of September 30, 2008 and December 31, 2007, respectively.

We have operating activities provided by (used in) $927,973 and ($39,587) for the nine months ended September 30, 2008 and 2007, respectively.  The difference is mainly attributable to the increase in revenues in the current year and increase in operating expenses of the Company.

Cash provided by financing activities was $44,581 and $27,059 for the nine months ended September 30, 2008 and 2007, respectively. The increase is due to repayment of advances from officers and cash received from our line of credit.

Our operations are currently financed through various loans from senior management and principal shareholders as it has been the case for the past several years.  We also have a line or credit that we can borrow against and are seeking to increase the amount of our line of credit.  However, there are no assurances that management will continue to fund the company.  Management is in the process of taking action to strengthen our working capital position and generate sufficient cash to meet our operating needs.  In addition, we also anticipate generating revenue through our proposed financial services that we provide to our clients and the newly acquired companies which we own at least a 51% stake.  No assurances can be made that management will be successful in achieving its plan, or that additional capital will be available on a timely basis or at acceptable terms.

 Additional Information

We file reports and other materials with the Securities and Exchange Commission.  These documents may be inspected and copied at the Commission’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C., 20549.  You can obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330.  You can also get copies of documents that the Company files with the Commission through the Commission’s Internet site at www.sec.gov.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not hold any derivative instruments and do not engage in any hedging activities. Most of our activity is providing listing and financial services to companies in Asia and Taiwan.  At present, the Company is providing these services to nine companies.

ITEM 4.

CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Our Chief Executive Officer and Chief Financial Officer is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. Furthermore, smaller reporting companies face additional limitations. Smaller reporting companies employ fewer individuals and find it difficult to properly segregate duties. Often, one or two individuals control every aspect of the Company's operation and are in a position to override any system of internal control. Additionally, smaller reporting companies tend to utilize general accounting software packages that lack a rigorous set of software controls.

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company's internal control over financial reporting as of September 30, 2008. In making this assessment, our Chief Executive Officer and Chief Financial Officer used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control -- Integrated Framework. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer, concluded that, as of September 30, 2008, our internal control over financial reporting was effective.

b) Changes in Internal Control over Financial Reporting.

During the Quarter ended September 30, 2008, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

LACK OF INDEPENDENT BOARD OF DIRECTORS AND AUDIT COMMITTEE

Management is aware that an audit committee composed of the requisite number of independent members along with a qualified financial expert has not yet been established.  Considering the costs associated with procuring and providing the infrastructure to support an independent audit committee and the limited number of transactions, Management has concluded that the risks associated with the lack of an independent audit committee are not justified.  Management will periodically reevaluate this situation.

LACK OF SEGREGATION OF DUTIES

Management is aware that there is a lack of segregation of duties at the Company due to the small number of employees dealing with general administrative and financial matters. However, at this time management has decided that considering the abilities of the employees now involved and the control procedures in place, the risks associated with such lack of segregation are low and the potential benefits of adding employees to clearly segregate duties do not justify the substantial expenses associated with such increases.  Management will periodically reevaluate this situation

PART II – OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

Our company nor any of its officers or directors is a party to any material legal proceeding or litigation and such persons know of no material legal proceeding or litigation contemplated or threatened. There are no judgments against the Company or its officers or directors. None of the officers or directors has been convicted of a felony or misdemeanor relating to securities or performance in corporate office.

ITEM 1A.

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

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS SECURITIES

There were no changes in securities and small business issuer purchase of equity securities during the period ended March 31, 2008 other than the issuance of 2,378,500 common shares to consultants.  We have sold or issued the following securities not registered under the Securities Act by reason of the exemption afforded under Section 4(2) of the Securities Act of 1933, within the last quarter. Except as stated below, no underwriting discounts or commissions were paid with respect to any of the following transactions. The offer and sale of the following securities was exempt from the registration requirements of the Securities Act under Rule 506 insofar as (1) except as stated below, each of the investors was accredited within the meaning of Rule 501(a); (2) the transfer of the securities were restricted by the company in accordance with Rule 502(d); (3) there were no more than 35 non-accredited investors in any transaction within the meaning of Rule 506(b), after taking into consideration all prior investors under Section 4(2) of the Securities Act within the twelve months preceding the transaction; and (4) none of the offers and sales were effected through any general solicitation or general advertising within the meaning of Rule 502(c).

During the three months ended September 30, 2008, EastBridge issued 7,000,000 common shares for payment of deferred salaries and issued 2,000,000 common shares as a bonus to its officer and directors valued for the amount of outstanding debt of 545,000 and 100,000 in bonus respectively.  EastBridge issued 210,000 common shares to consultants valued at the trading price of our common stock.  We have sold or issued the following securities not registered under the Securities Act by reason of the exemption afforded under Section 4(2) of the

Securities Act of 1933, within the last quarter. Except as stated below, no underwriting discounts or commissions were paid with respect to any of the following transactions. The offer and sale of the following securities was exempt from the registration requirements of the Securities Act under Rule 506 insofar as (1) except as stated below, each of the investors was accredited within the meaning of Rule 501(a); (2) the transfer of the securities were restricted by the company in accordance with Rule 502(d); (3) there were no more than 35 non-accredited investors in any transaction within the meaning of Rule 506(b), after taking into consideration all prior investors under Section 4(2) of the Securities Act within the twelve months preceding the transaction; and (4) none of the offers and sales were effected through any general solicitation or general advertising within the meaning of Rule 502(c).

ITEM 3.

 DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended September 30, 2008.

ITEM 4.

 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to the vote of securities holders during the period ended September 30, 2008.

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

EastBridge Investment Group Corporation.

By:	/s/ Keith Wong
Keith Wong Chief Executive Officer

By:	/s/ Norman Klein
Norman Klein Chief Financial Officer

Date:  November 14, 2008

22