Form 10-Q/A
period 2008-09-30
EastBridge Investment Group Corp
filed 2008-11-17
CIK 1378624

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q/A

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

EXPLANATORY NOTE

This Amended Quarterly Report on Form 10-Q/A is being filed for the purpose of correcting a clerical error in the signature on Exhibit 31.2. In all other material respects this Amended Quarterly Report on Form 10-Q/A is unchanged from the Quarterly Report on Form 10-Q filed by the Company on November 14, 2008.

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