Form 10-K
period 2008-12-31
EastBridge Investment Group Corp
filed 2009-03-31
CIK 1378624

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

———————

FORM 10-K

———————

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2008

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from N/A to N/A

Commission File Number:  0-52282

———————

EastBridge Investment Group Corporation

(Name of small business issuer as specified in its charter)

———————

Arizona	86-1032927
State of Incorporation	IRS Employer Identification No.

8040 E. Morgan Trail, Unit 18, Scottsdale, Arizona 85258

(480) 966-2020

(Issuer’s telephone number)

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, no par value per share

(Title of Class)

Common Stock, No Par Value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes  ☑ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes  ☑ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. x

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐ Non-accelerated filer ☐	Accelerated filer ☐ Small Business Issuer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act. Yes ☐ Yes  ☑ No

The aggregate market value of voting stock held by non-affiliates of the registrant on December 31, 2008 was approximately $64,260. Solely for purposes of the foregoing calculation, all of the registrant’s directors and officers as of December 31, 2008, are deemed to be affiliates. This determination of affiliate status for this purpose does not reflect a determination that any persons are affiliates for any other purposes.

State the number of shares outstanding of each of the issuer’s classes of equity securities, as of the latest practicable date: As at March 23, 2009, there were 126,554,839 shares of Common Stock, no par value per share issued and outstanding and \ preferred stock, $0.01 par value per share issued and outstanding.

Documents Incorporated By Reference –None

EastBridge Investment Group Corporation

FORM 10-K ANNUAL REPORT

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

TABLE OF CONTENTS

PAGE

PART I

ITEM 1.          BUSINESS.

1

ITEM 1A.      RISK FACTORS

7

ITEM 1B.      UNRESOLVED STAFF COMMENTS

13

ITEM 2.         PROPERTIES.

13

ITEM 3.         LEGAL PROCEEDINGS

13

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

13

PART II

ITEM 5.         MARKET FOR REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER
MATTERS AND ISSUERS PURCHASES OF EQUITY SECURITIES.

14

ITEM 6.         SELECTED FINANCIAL DATA.

15

ITEM 7.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OR PLAN OF OPERATION.

16

ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

18

ITEM 8.         FINANCIAL STATEMENTS

18

ITEM 9.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
AND FINANCIAL DISCLOSURE.

34

ITEM 9A.       CONTROLS AND PROCEDURES

34

ITEM 9B.       OTHER INFORMATION

35

PART III

ITEM 10.        DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

36

ITEM 11.        EXECUTIVE COMPENSATION

38

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

41

ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
DIRECTOR INDEPENDENCE.

43

ITEM 14.        PRINCIPAL ACCOUNTANT FEES AND SERVICES

43

ITEM 15.       EXHIBITS AND REPORTS.

44

SIGNATURES

45

CERTIFICATIONS

Exhibit 31 – Management certification

Exhibit 32 – Sarbanes-Oxley Act

Forward Looking Statements — Cautionary Language

Certain statements made in these documents and in other written or oral statements made by EastBridge Investment Group Corporation or on  EastBridge Investment Group Corporation’s behalf are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 ("PSLRA"). A forward-looking statement is a statement that is not a historical fact and, without limitation, includes any statement that may predict, forecast, indicate or imply future results, performance or achievements, and may contain words like: "believe", "anticipate", "expect", "estimate", "project", "will", "shall" and other words or phrases with similar meaning in connection with a discussion of future operating or financial performance. In particular, these include statements relating to future actions, trends in our businesses, prospective products, future performance or financial results. EastBridge Investment Group Corporation claims the protection afforded by the safe harbor for forward-looking statements provided by the PSLRA.  Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from the results contained in the forward-looking statements. Risks and uncertainties that may cause actual results to vary materially, some of which are described in this filing.  The risks included herein are not exhaustive. This annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other documents filed with the SEC include additional factors which could impact EastBridge Investment Group Corporation's business and financial performance. Moreover, EastBridge Investment Group Corporation operates in a rapidly changing and competitive environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors. Further, it is not possible to assess the impact of all risk factors on EastBridge Investment Group Corporation's business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. In addition, EastBridge Investment Group Corporation disclaims any obligation to update any forward-looking statements to reflect events or circumstances that occur after the date of the report.

PART I

ITEM 1.

BUSINESS.

Except for historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties.  Such forward-looking statements include, but are not limited to, statements regarding future events and the Company’s plans and expectations.  Actual results could differ materially from those discussed herein.  Factors that could cause or contribute to such differences include, but are not limited to, those discussed elsewhere in this Form 10-K or incorporated herein by reference, including those set forth in Management’s Discussion and Analysis or Plan of Operation.

As used in this annual report, “we”, “us”, “our”, “EastBridge”, “Company” or “our company” refers to EastBridge Investment Group Corporation and all of its subsidiaries.

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

In January, 2007, EastBridge formed Fiber One Limited (“Fiber One”) in Hong Kong as a wholly owned subsidiary of EastBridge to provide calibration and maintenance services to fiber optic companies in Asia, mainly in China and Japan.  On June 11, 2007, we distributed 5.0% of Fiber One to our shareholders of record on June 11, 2007.  Accordingly, the results of Fiber One have been consolidated with those of EastBridge’s from the date of formation of Fiber One.  EastBridge has formed other subsidiaries since the formation of Fiber One – these are noted in the Management Discussion and Analysis section.  As of December 31, 2008, EastBridge has eight (8) subsidiaries and five (5) have distributed dividend shares to EastBridge’s shareholders.

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

Products and Marketing

EastBridge’s main business plan is to provide a listing service for companies that want to be listed on a United State’s stock exchange.  EastBridge will also develop joint ventures and provide merchant banking services to its clients.  . Our potential income sources are derived from the following:

•

Earning fees and stock equities in the companies we represent as a Listing Client;

•

Cash income by operating joint ventures with local partners

•

Fees earned in providing merchant banking services to small Asian companies to access US funds.

We will serve as consultants and advisors to these companies to obtain loans, find business partners, find merger candidates or assisting with feasibility studies.

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

Business Strategies

We provide financial services including public offering guidance, joint venture, and merchant banking services, to the small to medium-size businesses in China, India and other Asian countries. Normally, our first step is to help our clients become US public companies. Our target clients are mostly in China, Hong Kong, and Australia.  We focus on short-term investment opportunities where the expected return is within a one to two year period and the potential gain is substantial for both parties. We generally seek transactions where we can assist in uncovering hidden value after our participation. Keith Wong (President and Chief Executive Officer of EastBridge) and Norman Klein (Chief Financial Officer of EastBridge) each have over twenty years of experience in the industrial, sales and financial industries. Our management can understand our prospective client's business quickly and are able to take fast and decisive actions to achieve business opportunities for our client. We plan China, Australia and Hong Kong to be our immediate focus and become our revenue centers in 2008. We plan to expand to other Asian countries in 2010 and beyond.

A new strategy has emerged during this past year.  We plan to acquire several companies and own a minimum 51% stake in each company.  Each of these acquisitions will be a subsidiary of our company. We intend to eventually take each of these companies public in the United States.  In short term, we are able to provide the necessary capital for these companies to expand their business.  We acquired our first two companies in September, 2008 – these are noted below.

We currently have twelve (12) clients that we are assisting with the process to register them with the Securities and Exchange Commission as public reporting companies in the United States and help them to begin trading their stock on a United States stock exchange.  Management anticipates, but can provide no assurances, that several of these clients will go public in the United States and begin trading their stock in 2009.  We have currently formed several subsidiaries.  We expect most of our clients to merge with one of our subsidiaries in the near future.  After the mergers are completed, then our management will begin providing the listing services to commence the process to take these companies public and to begin trading their stock on a U.S. stock exchange.  EastBridge may also choose to take some of the clients’ public directly without merging them with a subsidiary.  Below is a summary of our clients.  Management expects, but cannot guarantee, that our financials should also improve significantly in 2009 once our clients complete the registration process with the Securities and Exchange Commission as public reporting companies.  Once a client is registered as a public company and its stock begins trading in a U.S. stock market, then EastBridge will record the value of its stock in that client as revenue for that quarter and also record the value as an asset on its balance sheet.  We typically receive a 10 to 30% equity position in a client as consideration for our services along with cash fees.

Current Clients and Subsidiaries and Progress to Date:

Yewo Group

EastBridge will provide listing services to Yewo Group, a diversified holding company.  Yewo owns and operates two shopping centers, several distribution centers and a theme park resort center.  Yewo plans to build and operate a Golf Resort in Nanjing, a Chinese city which is approximately two hours from Shanghai, China.  EastBridge is currently working with Yewo to complete its SEC audit for the fiscal years 2007 and 2008.  EastBridge and Yewo are also working on the SEC registration documents necessary to file with the SEC to become a public company in the United States.  EastBridge has formed a United States subsidiary, called Sunyi International Group Corporation.

Yewo will merge into this U.S. subsidiary in the near future as part of the listing process.  For its services, EastBridge will own an equity position of approximately 10% in the U.S. public company, called Sunyi.

Wenda Professional College

EastBridge will provide listing services to Wenda, a major regional professional college located just west of Shanghai, China.  It offers professional and vocational educational programs to train post high school students to improve their skills for higher paying jobs. Wenda offers programs mainly in the computer related IT sectors such as network design, hardware technology, computer graphics, CAD, animation, network database and network security.  EastBridge will receive restricted stock in Wenda as consideration for its services.  EastBridge is currently working with Wenda to complete its SEC audit for the fiscal years 2007 and 2008.  EastBridge is also working with Wenda to complete its SEC registration documents which are necessary to file with the SEC as a public company.  EastBridge has formed a United States subsidiary, called Wonder International Education & Investment Group Corporation.  Wenda will merge in this U.S. subsidiary in the near future as part of the listing process.  For its services, EastBridge will own an equity position of approximately 12% in this U.S. public company, called Wonder.

Huang Wei Pharmaceutical Company

EastBridge will provide listing services to Huang Wei, a well know Chinese pharmaceutical company located approximately two hours from Beijing, China.  EastBridge intends to list Huang Wei in a United States stock market within the next 12 to 18 months.  Huang Wei has recently added over thirty drug approvals from the Chinese FDA.  Its products range from the special anti-flammitory to blood pressure-lowering drugs.  EastBridge will receive restricted stock of Huang Wei as consideration for its services. EastBridge is currently working with Huang Wei to complete its audit for fiscal years 2007 and 2008.  EastBridge has formed a United States subsidiary called Huang Wei Pharmacy Group Holdings Limited.  Huang Wei will eventually merge with this U.S. subsidiary as one of the steps to take them public in the United States and list them on a U.S. stock exchange.  For its services, EastBridge will own approximately 13% in the U.S. subsidiary, called Huang Wei Pharmacy Group Holdings Limited.

Tianjin Heavy Steel

On December 3, 2006, we entered into a listing agreement with Tianjin Hui Hong Heavy Steel Construction Co., Ltd ("Tianjin"), a company registered in China. Under the agreement, EastBridge agrees to assist Tianjin to become listed as a reporting company in the United States within eighteen months from the execution date of the contract. The Company agrees to pay for certain legal, auditing, IR/PR, and advisory costs in conjunction with the listing process. Tianjin issued 15% of its outstanding common stock to the Company as consideration for its services on the date of execution of the contract. The shares are restricted stock and bound by the auspices of Rule 144. If we fail to list the client as a reporting company within the contract term, then the Company agrees to sell all the shares to the client for a nominal cost, unless the parties mutually agree to an extension.  As of December, 2008, Tianjin and EastBridge have mutually agreed to postpone the listing process until the world’s economy and market conditions improve.

Ning Guo

On January 6, 2007, we entered into a listing agreement with Ning Guo Shunchang Machinery Co., Ltd. ("Ning Guo"), a company registered in China. Under the agreement, EastBridge agreed to assist Ning Guo to become listed as a reporting company in the United States. The Company agreed to pay for certain legal, auditing, IR/PR, and advisory costs in conjunction with the listing process.  Ning Guo issued 20% of their company’s common stock to the Company as consideration for its services on the date of execution of the contract. The shares are restricted stock and bound by the auspices of Rule 144. If EastBridge fails to list the client as a reporting company within the contract term, then the Company agrees to sell all the shares to the client for a nominal cost, unless the parties mutually agree to an extension.  As of December, 2008, Ning Guo and EastBridge have mutually agreed to postpone the listing process until the world’s economy and market conditions improve  GinKo

On July 24, 2007, we entered into a listing agreement with Hefe GinKo Real Estate Company, Ltd. (“GinKo”), a company registered in Anhui, China. Under the agreement, EastBridge agreed to assist GinKo to become listed as a reporting company in the United States. The Company agreed to pay for certain legal, auditing, IR/PR, and advisory costs in conjunction with the listing process.  GinKo issued 18% of their company’s common stock to the Company as consideration for its services on the date of execution of the contract. The shares are restricted stock and bound by the auspices of Rule 144. If EastBridge fails to list the client as a reporting company within the contract term, then the Company agrees to sell all the shares to the client for a nominal cost, unless the parties mutually agree to an extension.  As of December, 2008, Ginko and EastBridge have mutually agreed to postpone the listing process until the world’s economy and market conditions improve.

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

During September, 2007, we signed a definitive agreement to acquire 15% of AREM Wines Pty, Ltd, (“Arem”) an Australian wine company in Melbourne, Australia. Under the terms of the agreement, we gave Arem Pacific Corporation, the investment company that owns AREM Wines Pty, Ltd., 8,000,000 of our restricted common shares, plus options to purchase our common shares, in exchange for the 15% equity position in AREM.  In subsequent events, we issued only 2,000,000 of the restricted shares as part of 8,000,000 shares to be issued in accordance with the agreement.  The September, 2007 agreement replaces all other stock exchange agreements between us and Arem.  In addition to the restricted stock agreement, our company and Arem signed a second agreement.  We will assist Arem to become listed on a U.S. stock exchange. We will be paid $700,000 in cash, of which $400,000 was due at signing and $100,000 will be paid when the proper application is filed with the Securities and Exchange Commission and the remaining $200,000 following the listing and trading of AREM’s stock on a U.S. stock exchange. Arem will also issue 5% of its stock to our stockholders.

As of September, 2008, the Arem Wines Pty, Ltd Company is Australia has been dissolved.  A new company called, Arem Pacific Corporation was formed with a new set of directors and officers along with a new ownership structure.  The U.S. subsidiary’s name was also changed to Arem Pacific Corporation.  We continue to own 15% of this subsidiary and our shareholders continue to own 5% of this new entity.  As of December, 2008, Arem Pacific Corporation and EastBridge have mutually agreed to postpone the listing process until after a restructure process for Arem is complete and the world’s economy and market conditions improve.  As of December, 2008, Arem Pacific Corporation has not issued any stock to its shareholders.

Fiber One Ltd (EastBridge Subsidiary)

During July 2007, EastBridge organized Fiber One, Ltd. a Hong Kong based subsidiary of EastBridge.  Fiber One is wholly owned by EastBridge.  Fiber One provides services to the fiber optics industry in China and other Far East countries.  Fiber One is currently providing calibration service to Amonics of Hong Kong.  Fiber One is an active subsidiary of EastBridge and receiving revenue from Amonics.  As of December, 2008, Amonics has cancelled its listing agreement with EastBridge.  Therefore, Fiber One is currently an inactive subsidiary of EastBridge.

General Farms Corporation (EastBridge Subsidiary)

On November 27, 2007, we organized General Farms Corporation (“General Farms”) a wholly owned subsidiary of EastBridge. A stock dividend of 5% of General Farm's common stock, or 10,000,000 shares, will be distributed to EastBridge's shareholders of record as of Nov 16, 2007. Under the terms of the share exchange agreement, the new stock ownership structure is: 85% owned by EastBridge and 5% owned by EastBridge's shareholders of record as of Nov 16, 2007. As of December 5, 2007, Rhino Two Horns merged with General Farms Corporation.  Under the terms of the merger, the new stock ownership structure is:  15% owned by EastBridge, 5% owned by EastBridge shareholders and 80% owned by Rhino’s beneficiaries. In the 3rd quarter of 2008, Rhino cancelled its contract with EastBridge dissolving the above merger with General Farms Corporation.  As of December, 2008, EastBridge has not distributed stock to its shareholders for General Farms Corporation.

Energy Corporation (EastBridge Subsidiary)

On November 27, 2007, we organized Energy Corporation (“Energy”) a wholly owned subsidiary of EastBridge.  On December 28, 2007, EastBridge announced that it will distribute a stock dividend of 5% of Energy Corporation’s common stock of 10 million shares, on a pro-rata basis and with no considerations to its shareholders of record on that date.  The Company has not distributed the stock as of December 31, 2007. Energy Corporation, a wholly owned subsidiary of EastBridge, focuses on energy equipment manufacturers and the energy distribution business in Asia. The eligible shareholders will automatically receive the stock certificates or electronic deposits into their accounts when the Energy Corporation's stock is listed and begins trading.  Energy Corporation is presently an inactive subsidiary.  As of December, 2008, no stock has been distributed to its shareholders for this subsidiary.

China Properties Corporation (EastBridge Subsidiary)

On November 27, 2007 we organized China Properties Corporation (“China Properties”) a wholly owned subsidiary of EastBridge.  A stock dividend announcement  to distribute 5% of China Properties’ common stock of 10,000,000 shares, on a pro-rata basis and without considerations to its shareholders of record on Friday, November 30, 2007. China Properties Corporation, a wholly owned subsidiary of EastBridge, focuses on real estate development and construction business in Asia. The eligible shareholders will automatically receive the stock certificates or electronic deposits into their accounts when the China Properties' stock is listed and begins trading.  China Properties is presently an inactive subsidiary.  As of December, 2008, no stock has been distributed to its shareholders for this subsidiary.

Beijing Power Plant Equipment Company (ZZH)

EastBridge will provide listing services to ZZH, a major coal fired ignition equipment manufacturer for electricity power plants. ZZH will be listed on the U.S. stock market as soon as practicable. ZZH sells energy saving ignition equipment to control coal consumption in power plants and has been granted several critical patents for its core technology. ZZH currently provides equipment to save fuel and lower pollution to numerous major Chinese power plants, including the one providing power to Beijing-Da Tang Electricity Company. Coal is the main source of electricity generation in China and a major source in the U.S.  EastBridge will receive restricted stock of ZZH as consideration for its services.  As of December, 2008, ZZH and EastBridge have mutually agreed to postpone the listing process until the world’s economy and market conditions improve.

Ji-Bo Pipes and Valves Company

EastBridge acquired a controlling interest in Ji-Bo, located in Zhejiang, China.  EastBridge agreed to issue 1 million shares of B-preferred stock in exchange for 51% controlling interest in Ji-Bo.  Ji-Bo is well known supplier of copper parts to the plumbing industry in China.  As of December, 2008, EastBridge and Ji-Bo have agreed to cancel the acquisition agreement and execute a listing agreement between the two companies.  For its services, EastBridge will receive a cash fee and an equity position in the U.S. subsidiary that Ji-Bo will merge into as part of the process to go public in the U.S. and become listed on a U.S. stock exchange.

Aoxing Corporation

EastBridge acquired a controlling interest in Aoxing, located in Jiangxi, China.  EastBridge agreed to issue 1 million shares of A-preferred stock in exchange for 51% controlling interest in Aoxing.  Aoxing manufactures copper alloy electrical cables for the domestic (China) and international markets.  As of December, 2008, EastBridge and Aoxing have agreed to cancel the acquisition agreement and execute a listing agreement between the two companies.  For its services, EastBridge will receive a cash fee and an equity position in the United States subsidiary that Aoxing will merge into as part of the process to go public in the U.S. and become listed on a U.S. stock exchange.

HaoHai Media Company

As of October 7, 2008, EastBridge signed a definitive listing agreement with HaoHai, which is located in Hangzhou, China.  HaoHai is a television media company selling advertisement time to the pharmaceutical companies in China.  For its services, EastBridge will receive a cash fee and an equity position in the eventual U.S. subsidiary that HaoHai will merge into as part of the process to go public in the U.S. and become listed on a U.S. stock exchange.

Jinkuizi Science & Technology Company

As of October 27, 2008, EastBridge signed a definitive listing agreement with Jinkuizi Science & Technology Company located in Foshan, China.  Jinkuizi develops and manufactures environmentally safe fertilizers in China and Southeast Asia.  For its services, EastBridge will receive a cash fee and an equity position in the eventual United States subsidiary that Jinkuizi will merge into as part of the process to go public in the U.S. and become listed on a U.S. stock exchange.

Employees

We now have two full-time employees in the United States and one full time employee in China. In the near future, we plan to have five full-time employees in Beijing, China and three full-time employees in Phoenix, Arizona.

Revenues

Revenues for services are recognized upon completion of the services.  For consulting services and other fee-for-service arrangements, revenue is recognized upon completion of the services.  Our company has adopted the Securities and Exchange Commission’s Staff Accounting Bulletin (SAB) No. 104, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements.

WHERE YOU CAN FIND MORE INFORMATION

You are advised to read this Form 10-K in conjunction with other reports and documents that we file from time to time with the SEC. In particular, please read our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K that we file from time to time. You may obtain copies of these reports directly from us or from the SEC at the SEC’s Public Reference Room at 100 F. Street, N.E. Washington, D.C. 20549, and you may obtain information about obtaining access to the Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains information for electronic filers at its website http://www.sec.gov.

ITEM 1A.

Risk Factors

An investment in our common stock involves a high degree of risk. You should carefully consider the following information about these risks, together with the other information contained in this Annual Report on Form 10-K, before investing in our common stock. If any of the events anticipated by the risks described below occur, our results of operations and financial condition could be adversely affected which could result in a decline in the market price of our common stock, causing you to lose all or part of your investment.

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

We Depend Upon Key Management Personnel and the Loss of Any of Them Would Seriously Disrupt Our Operations:

The success of our company is largely dependent on the personal efforts of Keith Wong and Norm Klein and other key executives. The loss of the services of Keith Wong and Norm Klein or other key executives would have a material adverse effect on our business and prospects. In addition, in order for us to undertake our operations as contemplated, it will be necessary for us to locate and hire experienced personnel who are knowledgeable in our business. Our failure to attract and retain such experienced personnel on acceptable terms will have a material adverse impact on our ability to grow our business.

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

We Do Not Intend To Pay Cash Dividends.

We do not anticipate paying cash dividends on our common stock in the foreseeable future. We may not have sufficient funds to legally pay dividends. Even if funds are legally available to pay dividends, we may nevertheless decide in our sole discretion not to pay dividends. The declaration, payment and amount of any future dividends will be made at the discretion of the board of directors, and will depend upon, among other things, the results of our operations, cash flows and financial condition, operating and capital requirements, and other factors our board of directors may consider relevant. There is no assurance that we will pay any dividends in the future, and, if dividends are rapid, there is no assurance with respect to the amount of any such dividend.

Because We Are Quoted On The OTCBB Instead Of An Exchange Or National Quotation System, Our Investors May Have A Tougher Time Selling Their Stock Or Experience Negative Volatility On The Market Price Of Our Stock.

Our common stock is traded on the OTCBB. The OTCBB is often highly illiquid, in part because it does not have a national quotation system by which potential investors can follow the market price of shares except through information received and generated by a limited number of broker-dealers that make markets in particular stocks. There is a greater chance of volatility for securities that trade on the OTCBB as compared to a national exchange or quotation system. This volatility may be caused by a variety of factors, including the lack of readily available price quotations, the absence of consistent administrative supervision of bid and ask quotations, lower trading volume, and market conditions. Investors in our common stock may experience high fluctuations in the market price and volume of the trading market for our securities. These fluctuations, when they occur, have a negative effect on the market price for our securities. Accordingly, our stockholders may not be able to realize a fair price from their shares when they determine to sell them or may have to hold them for a substantial period of time until the market for our common stock improves.

Failure To Achieve And Maintain Effective Internal Controls In Accordance With Section 404 Of The Sarbanes-Oxley Act Could Have A Material Adverse Effect On Our Business And Operating Results.

It may be time consuming, difficult and costly for us to develop and implement the additional internal controls, processes and reporting procedures required by the Sarbanes-Oxley Act. We may need to hire additional financial reporting, internal auditing and other finance staff in order to develop and implement appropriate additional internal controls, processes and reporting procedures. If we are unable to comply with these requirements of the Sarbanes-Oxley Act, we may not be able to obtain the independent accountant certifications that the Sarbanes-Oxley Act requires of publicly traded companies.

If we fail to comply in a timely manner with the requirements of Section 404 of the Sarbanes-Oxley Act regarding internal control over financial reporting or to remedy any material weaknesses in our internal controls that we may identify, such failure could result in material misstatements in our financial statements, cause investors to lose confidence in our reported financial information and have a negative effect on the trading price of our common stock.

Pursuant to Section 404 of the Sarbanes-Oxley Act and current SEC regulations, beginning with our annual report on Form 10-K for our fiscal period ending December 31, 2007, we will be required to prepare assessments regarding internal controls over financial reporting and beginning with our annual report on Form 10-K for our fiscal period ending December 31, 2008, furnish a report by our management on our internal control over financial reporting. We have begun the process of documenting and testing our internal control procedures in order to satisfy these requirements, which is likely to result in increased general and administrative expenses and may shift management time and attention from revenue-generating activities to compliance activities. While our management is expending significant resources in an effort to complete this important project, there can be no assurance that we will be able to achieve our objective on a timely basis. There also can be no assurance that our auditors will be able to issue an unqualified opinion on management’s assessment of the effectiveness of our internal control over financial reporting. Failure to achieve and maintain an effective internal control environment or complete our Section 404 certifications could have a material adverse effect on our stock price.

In addition, in connection with our on-going assessment of the effectiveness of our internal control over financial reporting, we may discover “material weaknesses” in our internal controls as defined in standards established by the Public Company Accounting Oversight Board, or the PCAOB. A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The PCAOB defines “significant deficiency” as a deficiency that results in more than a remote likelihood that a misstatement of the financial statements that is more than inconsequential will not be prevented or detected.

In the event that a material weakness is identified, we will employ qualified personnel and adopt and implement policies and procedures to address any material weaknesses that we identify. However, the process of designing and implementing effective internal controls is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company. We cannot assure you that the measures we will take will remediate any material weaknesses that we may identify or that we will implement and maintain adequate controls over our financial process and reporting in the future.

Any failure to complete our assessment of our internal control over financial reporting, to remediate any material weaknesses that we may identify or to implement new or improved controls, or difficulties encountered in their implementation, could harm our operating results, cause us to fail to meet our reporting obligations or result in material misstatements in our financial statements. Any such failure could also adversely affect the results of the periodic management evaluations of our internal controls and, in the case of a failure to remediate any material weaknesses that we may identify, would adversely affect the annual auditor attestation reports regarding the effectiveness of our internal control over financial reporting that are required under Section 404 of the Sarbanes-Oxley Act. Inadequate internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

Operating History And Lack Of Profits Which Could Lead To Wide Fluctuations In Our Share Price. The Price At Which You Purchase Our Common Shares May Not Be Indicative Of The Price That Will Prevail In The Trading Market. You May Be Unable To Sell Your Common Shares At Or Above Your Purchase Price, Which May Result In Substantial Losses To You. The Market Price For Our Common Shares Is Particularly Volatile Given Our Status As A Relatively Unknown Company With A Small And Thinly Traded Public Float.

The market for our common shares is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. The volatility in our share price is attributable to a number of factors. First, as noted above, our common shares are sporadically and thinly traded. As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our shareholders may disproportionately influence the price of those shares in either direction. The price for our shares could, for example, decline precipitously in the event that a large number of our common shares are sold on the market without commensurate demand, as compared to a seasoned issuer which could better absorb those sales without adverse impact on its share price. Secondly, we are a speculative or “risky” investment due to our limited operating history and lack of profits to date, and uncertainty of future market acceptance for our potential products. As a consequence of this enhanced risk, more risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a seasoned issuer. Many of these factors are beyond our control and may decrease the market price of our common shares, regardless of our operating performance. We cannot make any predictions or projections as to what the prevailing market price for our common shares will be at any time, including as to whether our common shares will sustain their current market prices, or as to what effect that the sale of shares or the availability of common shares for sale at any time will have on the prevailing market price.

Shareholders should be aware that, according to SEC Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (1) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (2) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (3) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (4) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (5) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities. The occurrence of these patterns or practices could increase the volatility of our share price.

The Report Of Our Independent Registered Public Accounting Firm Contains Explanatory Language That Substantial Doubt Exists About Our Ability To Continue As A Going Concern

The independent auditor’s report on our financial statements contains explanatory language that substantial doubt exists about our ability to continue as a going concern. The report states that we depend on the continued contributions of our executive officers to work effectively as a team, to execute our business strategy and to manage our business. The loss of key personnel, or their failure to work effectively, could have a material adverse effect on our business, financial condition, and results of operations. If we are unable to obtain sufficient financing in the near term or achieve profitability, then we would, in all likelihood, experience severe liquidity problems and may have to curtail our operations. If we curtail our operations, we may be placed into bankruptcy or undergo liquidation, the result of which will adversely affect the value of our common shares.

Our operations, revenue and profitability could be adversely affected by changes in laws and regulations in the countries where we do business.

The governments of countries into which we sell our products, including the United States, Canada, Asia and the European Union, from time to time, consider regulatory proposals relating to raw materials, food safety and markets, and environmental regulations, which, if adopted, could lead to disruptions in distribution of our products and increase our operational costs, which, in turn, could affect our profitability. To the extent that we increase our product prices as a result of such changes, our sales volume and revenues may be adversely affected.

Furthermore, these governments may change import regulations or impose additional taxes or duties on certain Chinese imports from time to time. For example, in 2004, the United States government imposed heavy tariffs of more than 100 percent on certain Chinese shrimp exporters. Similar regulations and fees or new regulatory developments may have a material adverse impact on our operations, revenue and profitability.

There could be changes in the policies of the PRC government that may adversely affect our business.

The aquaculture industry in the PRC is subject to policies implemented by the PRC government. The PRC government may, for instance, impose control over aspects of our business such as distribution of raw materials, product pricing and sales. On the other hand, the PRC government may also make available subsidies or preferential treatment, which could be in the form of tax benefits or favorable financing arrangements.

If the raw materials used by us or our products become subject to any form of government control, then depending on the nature and extent of the control and our ability to make corresponding adjustments, there could be a material adverse effect on our business and operating results.

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

The PRC government imposes controls on the convertibility of Renminbi into foreign currencies and, in certain cases, the remittance of currency out of the PRC. Currently, the Renminbi is not a freely convertible currency. Shortages in the availability of foreign currency may restrict our ability to remit sufficient foreign currency to pay dividends, or otherwise satisfy foreign currency denominated obligations. Under existing PRC foreign exchange regulations, payments of current account items, including profit distributions, interest payments and expenditures from the transaction, can be made in foreign currencies without prior approval from the PRC State Administration of Foreign Exchange by complying with certain procedural requirements. However, approval from appropriate governmental authorities is required where Renminbi is to be converted into foreign currency and remitted out of China to pay capital expenses such as the repayment of loans and corporate debt obligations denominated in foreign currencies.

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

The value of the Renminbi against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in the PRC’s political and economic conditions. Any significant revaluation of the Renminbi may materially and adversely affect our cash flows, revenues and financial condition. For example, to the extent that we need to convert U.S. dollars into Renminbi for our operations, appreciation of the Renminbi against the U.S. dollar could have a material adverse effect on our business, financial condition and results of operations.

Conversely, if we decide to convert our Renminbi into U.S. dollars for business purposes and the U.S. dollar appreciates against the Renminbi, the U.S. dollar equivalent of the Renminbi we convert would be reduced. Any significant devaluation of Renminbi may reduce our operation costs in U.S. dollars but may also reduce our earnings in U.S. dollars. In addition, the depreciation of significant U.S. dollar denominated assets could result in a charge to our income statement and a reduction in the value of these assets.

Commencing from July 21, 2005, China has adopted a managed floating exchange rate regime based on market demand and supply with reference to a basket of currencies. The exchange rate of the US dollar against the RMB was adjusted from approximately RMB 8.28 per US dollar to approximately RMB 8.11 per US dollar on July 21, 2005. Since then, the PBOC administers and regulates the exchange rate of US dollar against RMB taking into account demand and supply of RMB, as well as domestic and foreign economic and financial conditions.

In addition, there can be no assurance that we will be able to obtain sufficient foreign exchange to pay dividends or satisfy other foreign exchange requirements in the future and we currently do not intend to pay dividends.

It may be difficult to effect service of process and enforcement of legal judgments upon our company and our officers and directors because some of them reside outside the United States.

Since part of our operations are presently based in China and some of our key directors and officers reside outside the United States, service of process on our key directors and officers may be difficult to effect within the United States. Also, some of our assets are located outside the United States and any judgment obtained in the United States against us may not be enforceable outside the United States. We have appointed Keith Wong, our Chief Executive Officer and President, as our agent to receive service of process in any action against our company in the United States.

FORWARD-LOOKING STATEMENTS

This Annual Report contains certain forward-looking statements regarding management’s plans and objectives for future operations including plans and objectives relating to our planned marketing efforts and future economic performance. The forward-looking statements and associated risks set forth in this Annual Report include or relate to, among other things, (a) our growth strategies, (b) anticipated trends in our industry, (c) our ability to obtain and retain sufficient capital for future operations, and (d) our anticipated needs for working capital. These statements may be found under “Management’s Discussion and Analysis or Plan of Operations” and “Business,” as well as in this Annual Report generally. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under “Risk Factors” and matters described in this Annual Report generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this Annual Report will in fact occur.

The forward-looking statements herein are based on current expectations that involve a number of risks and uncertainties. Such forward-looking statements are based on assumptions described herein. The assumptions are based on judgments with respect to, among other things, future economic, competitive and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Accordingly, although we believe that the assumptions underlying the forward-looking statements are reasonable, any such assumption could prove to be inaccurate and therefore there can be no assurance that the results contemplated in forward-looking statements will be realized. In addition, as disclosed elsewhere in the “Risk Factors” section of this prospectus, there are a number of other risks inherent in our business and operations which could cause our operating results to vary markedly and adversely from prior results or the results contemplated by the forward-looking statements. Management decisions, including budgeting, are subjective in many respects and periodic revisions must be made to reflect actual conditions and business developments, the impact of which may cause us to alter marketing, capital investment and other expenditures, which may also materially adversely affect our results of operations. In light of significant uncertainties inherent in the forward-looking information included in this prospectus, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives or plans will be achieved.

Some of the information in this annual report contains forward-looking statements that involve substantial risks and uncertainties. Any statement in this prospectus and in the documents incorporated by reference into this prospectus that is not a statement of an historical fact constitutes a “forward-looking statement”. Further, when we use the words “may”, “expect”, “anticipate”, “plan”, “believe”, “seek”, “estimate”, “internal”, and similar words, we intend to identify statements and expressions that may be forward- looking statements. We believe it is important to communicate certain of our expectations to our investors. Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and assumptions that could cause our future results to differ materially from those expressed in any forward-looking statements. Many factors are beyond our ability to control or predict. You are accordingly cautioned not to place undue reliance on such forward-looking statements. Important factors that may cause our actual results to differ from such forward-looking statements include, but are not limited to, the risk factors discussed herein.

ITEM 1B.

UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.

PROPERTIES.

Our executive office is located at 8040 E. Morgan Trail, Unit 18, Scottsdale, AZ  85258. We lease these facilities, consisting of approximately 900 square feet, for $ 1300 per month. The term of our lease is a two year lease which commenced in June, 2008.

EastBridge has obtained the approval from the local authority in Beijing, capital of China, to begin operation as a financial company's representative office to serve its Chinese clients.  Their new office is housed in the office tower of Kunlun Hotel and is fully operational in January of 2008 to serve existing and new clients. The company leases these offices for $1800 per month.  The term of the lease is on a Month-to-Month basis.

The aforesaid properties are in good condition and we believe they will be suitable for our purposes for the next 12 months.  There is no affiliation between us and any of our principals or agents and our landlords or any of their principals or agents.

	Scottsdale	Beijing China	Total
2007	$650	$0.00	$650
2008	$1,300	$1800	$3100

ITEM 3.

LEGAL PROCEEDINGS

We are currently not involved in any litigation that we believe could have a materially adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our company’s or our company’s subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company submitted no matters to a vote of its security holders during the fiscal year ended December 31, 2008.

PART II

ITEM 5.

MARKET FOR REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUERS PURCHASES OF EQUITY SECURITIES.

EastBridge common stock is traded in the over-the-counter market, and quoted in the National Association of Securities Dealers Inter-dealer Quotation System (“Electronic Bulletin Board) and can be accessed on the Internet at www.otcbb.com under the symbol “EBIG.OB.”

At December 31, 2008, there were 126,554,839 shares of common stock of EastBridge outstanding and there were approximately 1600 shareholders of record of the Company’s common stock.

The following table sets forth for the periods indicated the high and low bid quotations for EastBridge’s common stock.  These quotations represent inter-dealer quotations, without adjustment for retail markup, markdown or commission and may not represent actual transactions.

Periods	High		Low
Fiscal Year 2008
First Quarter (January – March 2008)		$.075		$.075
Second Quarter (April – June 2008)		$.04		$.04
Third Quarter (July – September 2008)		$.49		$.033
Fourth Quarter (October – December 2008)		$.02		$.02
Fiscal Year 2007
First Quarter (January – March 2007)		$00.	$	. 00
Second Quarter (April – June 2007)	$	. 00	$	. 00
Third Quarter (July – September 2007)		$.25		$.23
Fourth Quarter (October – December 2007)		$.09		$.08

On March 6, 2009, the closing bid price of our common stock was $.014

Dividends

We did not declare any dividends for the year ended December 31, 2008. Our Board of Directors does not intend to distribute dividends in the near future. The declaration, payment and amount of any future dividends will be made at the discretion of the Board of Directors, and will depend upon, among other things, the results of our operations, cash flows and financial condition, operating and capital requirements, and other factors as the Board of Directors considers relevant. There is no assurance that future dividends will be paid, and if dividends are paid, there is no assurance with respect to the amount of any such dividend.

Transfer Agent

EastBridge’s Transfer Agent and Registrar for the common stock is Jersey Transfer and Trust Company located in Verona, New Jersey

Recent sales of unregistered securities

Years Ended	Stock issued for Cash	Cash Received	Stock for Conversion of Debt	Stock Issued for services
December 31. 2007	––	$––	5,870,809	3,753,469
December 31. 2008	2,000,000	$50,000	11,957,759	2,505,000

2007

The Company has issued shares of its common stock as consideration to consultants and officers for the fair value of the services rendered.  The value of those shares was determined based on the trading value of the stock at the dates on which the agreements or at the price of the debt conversion.  During the year ended December 31, 2007, the Company granted to consultants and paid out obligations of 9,624,278 shares of common stock valued in the aggregate at $665,660 with a strike price range of $.07 to $.09.  The values of the shares were expensed during the year for services provided or the outstanding debts were converted.  The Company converted $395,942 of its outstanding debt and paid $269,718 in service payments for the year ended December 31, 2007.  The company issued 2,000,000 common shares to Arem Wine Ltd. Pty in a pro-rate stock exchange and owns 15% of Arem Wines.  The offer and sale of such shares of our common stock were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Rule 506 promulgated under the Securities Act and in Section 4(2) of the Securities Act. A legend was placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequent registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

2008

During the year ended December 31, 2008, the Company issued 2,000,000 shares of its common stock for a $50,000 cash payment.  The offer and sale of such shares of our common stock were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Rule 506 promulgated under the Securities Act and in Section 4(2) of the Securities Act. A legend was placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequent registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

The Company has issued shares of its common stock as consideration to consultants and officers for the fair value of the services rendered.  The value of those shares was determined based on the trading value of the stock at the dates on which the agreements or at the price of the debt conversion.  During the year ended December 31, 2008, the Company granted to consultants 2,505,000 common shares for the value of services rendered of $118,700 and paid out obligations of 11,957,759 shares of common stock valued in the aggregate at $655,000 with a strike price range of $.03 to $.09.  The values of the shares were expensed during the year for services provided or the outstanding debts were converted.  The offer and sale of such shares of our common stock were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Rule 506 promulgated under the Securities Act and in Section 4(2) of the Securities Act. A legend was placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequent registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

ITEM 6.

SELECTED FINANCIAL DATA.

The following information has been summarized from financial information included elsewhere and should be read in conjunction with such financial statements and notes thereto.

Summary of Statements of Operations of EBIG

Year Ended December 31, 2008 and 2007

Statement of Operations Data
	December 31,
	2008	2007
Revenues	$4,980	$441,937
Operating and Other Expenses	(1,238,282)	(981,697)

Net Loss	$(1,233,302)	$(539,760)

Balance Sheet Data:
	December 31,
	2008	2007
Current Assets	$4,347	$354,543
Total Assets	57,722	503,343
Current Liabilities	541,096	575,625
Non Current Liabilities	––	1,491
Total Liabilities	541,096	577,116
Working Capital (Deficit)	(536,749)	(221,082)
Shareholders'Equity (Deficit)	$(483,375)	$(73,773)

ITEM 7.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OR PLAN OF OPERATION.

The following is management’s discussion and analysis of certain significant factors that have affected our financial position and operating results during the periods included in the accompanying consolidated financial statements, as well as information relating to the plans of our current management. This report includes forward-looking statements. Generally, the words “believes,” “anticipates,” “may,” “will,” “should,” “expect,” “intend,” “estimate,” “continue,” and similar expressions or the negative thereof or comparable terminology are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, including the matters set forth in this report or other reports or documents we file with the Securities and Exchange Commission from time to time, which could cause actual results or outcomes to differ materially from those projected. Undue reliance should not be placed on these forward-looking statements which speak only as of the date hereof. We undertake no obligation to update these forward-looking statements.

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes thereto and other financial information contained elsewhere in this Form 10-K.

Critical Accounting Policies and Estimates

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Our management periodically evaluates the estimates and judgments made. Management bases its estimates and judgments on historical experience and on various factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates as a result of different assumptions or conditions.

The following critical accounting policies affect the more significant judgments and estimates used in the preparation of the Company’s consolidated financial statements.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current period presentation for comparative purposes.

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

Fiscal Year Ended December 31, 2008, Compared to Fiscal Year Ended December 31, 2007

Revenues for year ended December 31, 2008 decreased to $4,980 from $441,937 during fiscal 2007, respectively.  This decrease in revenue is a direct result in the decrease in payments from clients that are paying cash for financial services rather than in exchange for common stock of the companies.

General and administrative expenses for the year ended December 31, 2008 increased to $1,009,096 from $710,172 for year ended 2007, respectively. This increase is attributed to the Company's increase use of SEC attorneys, SEC auditors, Investment Relations contractors and Public Relations contractors and increase due to expenses of public company requirements.

Selling and marketing expenses for the year ended December 31, 2008 decreased to $77,496 from $288,936 for 2007, respectively.  This decrease is primarily the result of EastBridge opening a Beijing office which reduced our overall travel costs to and from China.

We impaired our investment in Arem Wines Pty as there has been a change in management and we believe it will be necessary to renegotiate our agreement.

We incurred losses of approximately $1,233,302, and $539,760 for year ended December 31, 2008 and 2007, respectively.  The increase in the loss reflects our investment in the financial services that we are providing for our clients.

No tax benefit was recorded on the expected operating loss for years ended December 31, 2008 and 2007, respectively as required by Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes.  For the quarter ended we do not expect to realize a deferred tax asset and it is uncertain, therefore we have provided a 100% valuation of the tax benefit and assets until we are certain to experience net profits in the future to fully realize the tax benefit and tax assets.

LIQUIDITY AND CAPITAL RESOURCES

Our monthly cash requirement amount is approximately $15,000.  During the year ended December 31, 2008, we sold 2,000,000 common shares for $50,000.

Our cash used in operating activities is $163,322 and $16,595 years ended December 31, 2008 and 2007 respectively.  The increase is mainly attributable to the increase in our payables and increase in operating expenses.

Cash provided by financing activities was $108,506 and $30,218 years ended December 31, 2008 and 2007, respectively. The increase is due to an increase in lending from a local bank of $100,000, advances from our Chief Financial Officer of $3,081 and proceeds from the sale of common stock of $50,000.

Critical Accounting Policies

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Our management periodically evaluates the estimates and judgments made. Management bases its estimates and judgments on historical experience and on various factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates as a result of different assumptions or conditions.

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

Revenue Recognition

Revenues for services are recognized upon completion of the services.  For consulting services and other fee-for-service arrangements, revenue is recognized upon completion of the services.  The Company has adopted the Securities and Exchange Commission’s Staff Accounting Bulletin (SAB) No. 104, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements.

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not hold any derivative instruments and do not engage in any hedging activities

ITEM 8.

FINANCIAL STATEMENTS

EASTBRIDGE INVESTMENT GROUP CORPORATION

TABLE OF CONTENTS

Page
INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM:	19
Jewett Schwartz Wolfe & Associates

CONSOLIDATED FINANCIAL STATEMENTS:
Consolidated Balance Sheet at December 31, 2008 and 2007	20

Consolidated Statements of Operations for the years ended
December 31, 2008 and 2007	21

Consolidated Statements of Stockholders’ Equity for the years ended
December 31, 2008 and 2007	22

Consolidated Statements of Cash Flows for the years ended
December 31, 2008 and 2007	23

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	24

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

EASTBRIDGE INVESTMENT GROUP CORPORATION

We have audited the accompanying consolidated balance sheet of EastBridge Investment Group Corporation and Subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in stockholders' deficiency and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of EastBridge Investment Group Corporation and Subsidiaries, as of December 31, 2008 and 2007, and the results of their operations and their cash flows for the period then ended in conformity with accounting principles generally accepted in the United States of America.

These consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has operating and liquidity concerns, has incurred an accumulated deficit of approximately $4,680,000 through the period ended December 31, 2008, and current liabilities exceeded current assets by approximately $536,700 at December 31, 2008. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans as to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

JEWETT, SCHWARTZ, WOLFE & ASSOCIATES

Hollywood, Florida

March 30, 2009

200 SOUTH PARK ROAD, SUITE 150 ● HOLLYWOOD, FLORIDA 33021 ● TELEPHONE (954) 922-5885 ● FAX (954) 922-5957

MEMBER - AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS ● FLORIDA INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS● PRIVATE COMPANIES PRACTICE SECTION OF THE AICPA ● REGISTERED WITH THE PUBLIC COMPANY ACCOUNTING OVERSIGHT BOARD OF THE SEC

EASTBRIDGE INVESTMENT GROUP CORPORATION

CONSOLIDATED BALANCE SHEETS

(AUDITED)

	December 31,
	2008	2007
CURRENT ASSETS
Cash	$4,347	$59,162
Accounts receivables - net	––	295,381
Total current assets	4,347	354,543

Advances to affiliates	53,375	8,800
Investment in subsidiary	––	140,000
TOTAL ASSETS	$57,722	$503,343

LIABILITIES AND STOCKHOLDERS' DEFICIT:

CURRENT LIABILITIES:
Accounts payable	$26,287	$324,298
Accrued expenses and other liabilities	381,509	221,108
Line of credit	100,000	––
Advances from affiliates	33,300	30,219
Total current liabilities	541,096	575,625

TOTAL LIABILITIES	541,096	575,625

Minority interest	––	1,491

CONTINGENCIES AND COMMITMENTS

STOCKHOLDERS' DEFICIT:
Preferred stock series A, $.01 par value, 1,000,000 shares authorized; none issued and outstanding	––	––
Preferred stock series B, $.01 par value, 1,000,000 shares authorized; none issued and outstanding as of December 31, 2008 and 2007, respectively	––	––
Common stock, no par value, 300,000,000 shares authorized; 126,554,839 and 110,092,080 issued and outstanding as of December 31, 2008 and 2007, respectively	4,201,825	3,378,125
Accumulated deficit	(4,685,200)	(3,451,898)
Total stockholders' deficit	(483,375)	(73,773)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$57,722	$503,343

The accompanying notes are an integral part of these consolidated financial statements.

EASTBRIDGE INVESTMENT GROUP CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS

(AUDITED)

	December 31,
	2008	2007
REVENUES:
Revenue	$4,980	$441,937
Total	4,980	441,937

OPERATING EXPENSES:
General and administrative	1,009,096	710,172
Selling and marketing	77,496	288,936
Impairment loss on investment	140,000	––
Total operating expenses	1,226,592	999,108
OPERATING LOSS	(1,221,612)	(557,171)

OTHER (INCOME) AND EXPENSES
Interest expense	4,231	1,520
Interest income	––	(760)
Gain on early extinguishment of debt	(20,878)	(25,771)
Total other income	(16,647)	(25,011)

INCOME (LOSS) BEFORE TAXES, MINORITY INTEREST, DISCONTINUED OPERATIONS	$(1,204,965)	$(532,160)

Minority interest	––	1,491
Income tax provision	––	6,109
Discontinued operations	28,337	––

NET LOSS	$(1,233,302)	$(539,760)

NET LOSS PER SHARE:
Basic and diluted:	$(0.01)	$(0.00)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted:	121,458,694	109,283,907

The accompanying notes are an integral part of these consolidated financial statements.

EASTBRIDGE INVESTMENT GROUP CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDER' DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

(AUDITED)

			Preferred Stock				Common Stock
	Common Stock		Preferred A		Preferred B		Subscribed	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Not Issued	Deficit	Total
DECEMBER 31, 2006	98,339,392	$1,933,942	––	$––	––	$––	$638,523	$(2,912,138)	$(339,673)

Common stock issued for services	9,752,688	1,304,183	––	––	––	––	––	––	1,304,183

Common stock issued in acquisition	2,000,000	140,000	––	––	––	––	(638,523)	––	(498,523)

Net loss	––	––	––	––	––	––	––	(539,760)	(539,760)

DECEMBER 31, 2007	110,092,080	$3,378,125	––	$––	––	$––	––	$(3,451,898)	$(73,773)

Common stock issued for cash	2,000,000	50,000	––	––	––	––	––	––	50,000

Common stock issued for accrued liabilities	11,957,759	655,000	––	––	––	––	––	––	655,000

Common stock issued for services	2,505,000	118,700	––	––	––	––	––	––	118,700

Net loss	––	––	––	––	––	––	––	(1,233,302)	(1,233,302)

DECEMBER 31, 2008	126,554,839	$4,201,825	––	$––	––	$––	$––	$(4,685,200)	$(483,375)

The accompanying notes are an integral part of these consolidated financial statements.

EASTBRIDGE INVESTMENT GROUP CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(AUDITED)

	December 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,233,302)	$(539,760)
Adjustments to reconcile net loss to net cash
used in operating activities:
Common stock issued for services	558,700	665,660
Gain on extinguishment of debt	(20,878)	(25,711)
Impairment on investment	140,000	––
Bad debts expense	295,381	––
Minority interest	(1,491)	1,491
Changes in operating assets and liabilities:
Accounts receivables	––	(295,381)
Prepaid expenses	––	(6,972)
Accounts payables	(277,132)	51,468
Accrued liabilities	375,401	132,610
Net cash used in operating activities	(163,321)	(16,595)

CASH FLOWS FROM INVESTING ACTIVITIES:
Advances to affiliates	––	––
Net cash used in investing activities	––	––

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuances of common stock	50,000	––
Line of credit	100,000	––
Advances to affiliate	(44,575)	––
Advances from affiliate	3,081	30,218
Net cash provided by financing activities	108,506	30,218

INCREASE (DECREASE) IN CASH	(54,815)	13,623
CASH, BEGINNING OF PERIOD	59,162	45,539
CASH, END OF PERIOD	$4,347	$59,162

SUPPLEMENTAL CASH FLOW INFORMATION

Interest paid	$––	$458
Taxes paid	$––	$––

Supplemental disclosure of non-cash investing and financing activities

Investment in subsidiary	$––	$140,000
Issuance of company stock for accrued liabilities	$215,000	$––

The accompanying notes are an integral part of these consolidated financial statements.

EASTBRIDGE INVESTMENT GROUP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2008 and 2007

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

In January, 2007, the Company formed Fiber One Limited (“Fiber One”) in Hong Kong as a wholly owned subsidiary of EastBridge to provide calibration and maintenance services to fiber optic companies in Asia, mainly in China and Japan.  On June 11, 2007, we distributed 5.0% of the shares outstanding of Fiber One to our shareholders of record on June 11, 2007. EastBridge continues to own the remaining 95% of Fiber One. Accordingly, the results of Fiber One have been consolidated with those of EastBridge’s from the date of formation of Fiber One. As of December, 2008, there is no operating activity in Fiber One.  However, it remains as a subsidiary of EastBridge.

EastBridge has executed listing contracts with 12 clients.  For its services, EastBridge receives cash fees and/or an equity position in its clients' ownership structure.  These clients which are discussed further in Part 1, Item 1 are as follows: Tianjin Hui Hong Heavy Steel Construction Co., Ltd., Ning Guo Shunchang Machinery Co., Ltd., Hefei GinKo Real Estate Company, Ltd., Huang Wei Pharmaceutical Company, Beijing Power Plant Equipment Company, Wenda Professional College, Arem Pacific Corporation., Yewo Group, Ji-Bo Pipes and Valves Company, Aoxing Corporation, HaoHai Media Company, and Jinkuizi Science & Technology Company.   These minority owned clients are recorded on cost method of accounting.

EastBridge has also formed other subsidiaries and owns 95% of the shares outstanding of General Farms Corporation, Energy Corporation, and China Properties Corporation.  However these subsidiaries are presently inactive.  Nanotec, Inc., formerly a wholly owned subsidiary of EastBridge, was acquired by Arem Wines in November of 2007.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern.  However, the Company has year end losses from operations and had minimal revenues from operations in 2008 and 2007.  During the year ended December 31, 2008, the Company has incurred net losses of $1,233,302 and accumulated losses of approximately $4,680,000.  Further, the Company has inadequate working capital to maintain or develop its operations, and is dependent upon funds from private investors and the support of certain stockholders.

These factors raise substantial doubt about the ability of the Company to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.  In this regard, Management is planning to raise any additional funds which are needed to continue with EastBridge’s business mission through loans and additional sales of its common stock. There is no assurance that the Company will be successful in raising additional capital.

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

Revenue Recognition

The Company has adopted the Securities and Exchange Commission’s Staff Accounting Bulletin (SAB) No. 104, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements.

Accounts Receivable

Substantially all of the Company’s accounts receivable balance is relate to service receivables. Accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable. The Company will maintain allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments for products. Accounts with known financial issues are first reviewed and specific estimates are recorded. The remaining accounts receivable balances are then grouped in categories by the amount of days the balance is past due, and the estimated loss is calculated as a percentage of the total category based upon past history. Account balances are charged off against the allowance when it is probable the receivable will not be recovered.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  At December 31, 2008, cash and cash equivalents include cash on hand and cash in the bank.

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

The range of estimated useful lives used to calculated depreciation for principal items of property and equipment are as follow:

Asset Category	Depreciation/ Amortization Period
Furniture and Fixture	3 Years
Office equipment	3 Years
Leasehold improvements	5 Years

Impairment of Long-Lived Assets

In accordance with SFAS No. 144, long-lived assets, such as property, plant, and equipment, and purchased intangibles, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Goodwill and other intangible assets are tested for impairment.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.

Income Taxes

Deferred income taxes are provided based on the provisions of SFAS No. 109, "Accounting for Income Taxes" ("SFAS No. 109"), to reflect the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

Concentration of Credit Risk

The Company maintains its operating cash balances in banks in Solano Beach, California and Omaha Nebraska.  The Federal Depository Insurance Corporation (FDIC) insures accounts at each institution up to $250,000.

Earnings Per Share

Basic earnings per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company.  As of December 31, 2008, there were no potential dilutive instruments that could result in share dilution.

Fair Value of Financial Instruments

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties other than in a forced sale or liquidation.

The carrying amounts of the Company’s financial instruments, including cash, accounts payable and accrued liabilities, income tax payable and related party payable approximate fair value due to their most maturities.

Reclassification

Certain prior period amounts have been reclassified to conform to current year presentations.

Goodwill and Other Intangible Assets

The Company adopted Statement of Financial Accounting Standard (“SFAS No.”) No. 142, Goodwill and Other Intangible Assets, effective July 1, 2002.  As a result, the Company discontinued amortization of goodwill, and instead annually evaluates the carrying value of goodwill and other intangible assets for impairment, in accordance with the provisions of SFAS No. 142.   The Company recognized an impairment loss on investment in the amount of $140,000 in fiscal year ended December 31, 2008

Recent Accounting Pronouncements

Effective Date of FASB Interpretation No. 48 for Certain Nonpublic Enterprises

In December 2008, the FASB issued FSP FIN No. 48-3, “Effective Date of FASB Interpretation No. 48 for Certain Nonpublic Enterprises.”  FSP FIN No. 48-3 defers the effective date of FIN No. 48, “Accounting for Uncertainty in Income Taxes,” for certain nonpublic enterprises as defined in SFAS No. 109, “Accounting for Income Taxes.”  However, nonpublic consolidated entities of public enterprises that apply U.S. generally accepted accounting principles (GAAP) are not eligible for the deferral.  FSP FIN No. 48-3 was effective upon issuance.  The impact of adoption was not material to the Company’s consolidated financial condition or results of operations.

Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities

In December 2008, the FASB issued FSP FAS No. 140-4 and FIN No. 46(R) -8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.”  This FSP amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” to require public entities to provide additional disclosures about transfers of financials assets.  FSP FAS No. 140-4 also amends FIN No. 46(R)-8, “Consolidation of Variable Interest Entities,” to require public enterprises, including sponsors that have a variable interest entity, to provide additional disclosures about their involvement with a variable interest entity.  FSP FAS No. 140-4 also requires certain additional disclosures, in regards to variable interest entities, to provide greater transparency to financial statement users.  FSP FAS No. 140-4 is effective for the first reporting period (interim or annual) ending after December 15, 2008, with early application encouraged.  The Company is currently assessing the impact of FSP FAS No. 140-4 on its consolidated financial position and results of operations.

Accounting for an Instrument (or an Embedded Feature) with a Settlement Amount That is Based on the Stock of an Entity’s Consolidated Subsidiary

In November 2008, the FASB issued FSP Emerging Issues Task Force (“EITF”) Issue No. 08-8, “Accounting for an Instrument (or an Embedded Feature) with a Settlement Amount that is based on the Stock of an Entity’s Consolidated Subsidiary.”  EITF No. 08-8 clarifies whether a financial instrument for which the payoff to the counterparty is based, in whole or in part, on the stock of an entity’s consolidated subsidiary is indexed to the reporting entity’s own stock.  EITF No. 08-8 also clarifies whether or not stock should be precluded from qualifying for the scope exception of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” or from being within the scope of EITF No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.”  EITF No. 08-8 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years.  The Company is currently assessing the impact of EITF No. 08-8 on its consolidated financial position and results of operations.

Accounting for Defensive Intangible Assets

In November 2008, the FASB issued EITF Issue No. 08-7, “Accounting for Defensive Intangible Assets.”  EITF No. 08-7 clarifies how to account for defensive intangible assets subsequent to initial measurement.  EITF No. 08-7 applies to all defensive intangible assets except for intangible assets that are used in research and development activities.  EITF No. 08-7 is effective for intangible assets acquired on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The Company is currently assessing the impact of EITF No. 08-7 on its consolidated financial position and results of operations.

Equity Method Investment Accounting Considerations

In November 2008, the FASB issued EITF Issue No. 08-6 (“EITF No. 08-6”), “Equity Method Investment Accounting Considerations.”  EITF No. 08-6 clarifies accounting for certain transactions and impairment considerations involving the equity method.  Transactions and impairment dealt with are initial measurement, decrease in investment value, and change in level of ownership or degree of influence.  EITF No. 08-6 is effective on a prospective basis for fiscal years beginning on or after December 15, 2008.  The Company is currently assessing the impact of EITF No. 08-6 on its consolidated financial position and results of operations.

Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active

In October 2008, the FASB issued FSP FAS No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active.”  This FSP clarifies the application of SFAS No. 157, “Fair Value Measurements,” in a market that is not active.  The FSP also provides examples for determining the fair value of a financial asset when the market for that financial asset is not active.  FSP FAS No. 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued.  The impact of adoption was not material to the Company’s consolidated financial condition or results of operations.

Issuer’s Accounting for Liabilities Measured at Fair Value with a Third-Party Credit Enhancement

In September 2008, the FASB issued EITF Issue No. 08-5 (“EITF No. 08-5”), “Issuer’s Accounting for Liabilities Measured at Fair Value with a Third-Party Credit Enhancement.”  This FSP determines an issuer’s unit of accounting for a liability issued with an inseparable third-party credit enhancement when it is measured or disclosed at fair value on a recurring basis.  FSP EITF No. 08-5 is effective on a prospective basis in the first reporting period beginning on or after December 15, 2008.  The Company is currently assessing the impact of FSP EITF No. 08-5 on its consolidated financial position and results of operations.

Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161

In September 2008, the FASB issued FSP FAS No. 133-1, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161.”  This FSP amends FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities,” to require disclosures by sellers of credit derivatives, including credit derivatives embedded in a hybrid instrument.  The FSP also amends FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” to require and additional disclosure about the current status of the payment/performance risk of a guarantee.  Finally, this FSP clarifies the Board’s intent about the effective date of FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities.”  FSP FAS No. 133-1 is effective for fiscal years ending after November 15, 2008.  The Company is currently assessing the impact of FSP FAS No. 133-1 on its consolidated financial position and results of operations.

Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities

In June 2008, the FASB issued EITF Issue No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” EITF No. 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method. The EITF 03-6-1 affects entities that accrue dividends on share-based payment awards during the awards’ service period when the dividends do not need to be returned if the employees forfeit the award. EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of EITF 03-6-1 on its consolidated financial position and results of operations.

Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an entity's Own Stock

In June 2008, the FASB ratified EITF Issue No. 07-5, "Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity's Own Stock.”  EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions.  It also clarifies on the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation.  EITF 07-5 is effective for fiscal years beginning after December 15, 2008.  The Company is currently assessing the impact of EITF 07-5 on its consolidated financial position and results of operations.

Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)

In May 2008, the FASB issued FSP Accounting Principles Board (“APB”) Opinion No. 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” The FSP clarifies the accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion.  The FSP requires issuers to account separately for the liability and equity components of certain convertible debt instruments in a manner that reflects the issuer's nonconvertible debt (unsecured debt) borrowing rate when interest cost is recognized.  The FSP requires bifurcation of a component of the debt, classification of that component in equity and the accretion of the resulting discount on the debt to be recognized as part of interest expense in our consolidated statement of operations.  The FSP requires retrospective application to the terms of instruments as they existed for all periods presented.  The FSP is effective for fiscal years beginning after December 15, 2008 and early adoption is not permitted.  The Company is currently evaluating the potential impact of FSP APB 14-1 upon its consolidated financial statements.

The Hierarchy of Generally Accepted Accounting Principles

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles.”  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements.  SFAS No. 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles".  The implementation of this standard will not have a material impact on the Company's consolidated financial position and results of operations.

Determination of the Useful Life of Intangible Assets

In April 2008, the FASB issued FSP FAS No. 142-3, “Determination of the Useful Life of Intangible Assets”, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of intangible assets under SFAS No. 142 “Goodwill and Other Intangible Assets”.  The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of the expected cash flows used to measure the fair value of the asset under SFAS No. 141 (revised 2007) “Business Combinations” and other U.S. generally accepted accounting principles.    The Company is currently evaluating the potential impact of FSP FAS No. 142-3 on its consolidated financial statements.

Disclosure about Derivative Instruments and Hedging Activities

In March 2008, the FASB issued SFAS No. 161, “Disclosure about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133.” This statement requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. The Company is required to adopt SFAS No. 161 on January 1, 2009. The Company is currently evaluating the potential impact of SFAS No. 161 on the Company’s consolidated financial statements.

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

NOTE 4 – ACCOUNTS RECEIVABLE

The Company’s accounts receivable current portion, net at December 31, 2008 and 2007 consisted of the following:

	2008	2007
Accounts receivable	$201,190	$295,381
Less: Allowance for Doubtful Accounts	(201,190)	––
Accounts receivable - net	$––	$295,381

The Company estimates uncollectible accounts balances and provides an allowance for such estimates.  The allowance for doubtful accounts at December 31, 2008 consists of an estimate for potentially uncollectible accounts in the EastBridge division.

NOTE 5 - PROPERTY AND EQUIPMENT

The Company does not have any property and equipment as of December 31, 2008.

NOTE 6 – LINE OF CREDIT

The Company executed a note with a line of credit with Goldwater Bank in Scottsdale, Arizona.  The line of credit allows the Company to borrow up to two hundred thousand dollars ($200,000) at a 7% interest rate.  The current balance of this line of credit is one hundred thousand dollars ($100,000).  Interest is paid monthly with an annual balloon payment if the Company is unsuccessful in renewing the line of credit.  The Company is in good standing with Goldwater Bank and is current on all interest payments.

NOTE 7 – RELATED PARTY TRANSACTIONS

The Company’s CEO and CFO are significant shareholders of the Company.  The Company frequently receives advances and advances funds to an entity controlled by the Company’s CEO and CFO to cover short-term cash flow deficiencies.  In December 31, 2007 the officers, through this affiliation, advanced $25,000.  The balance due to this affiliate at December 31, 2007 was $25,000.   In December 31, 2008 the CFO advanced an additional $3,081. The balance due to the affiliates as of December 31, 3008 is $33,300.  The Company advanced funds to its CEO in the amount of $53,375 and is the balance as of December 31, 2008.  The advances are generally short term in nature without any interest rate.  There are no other related party transactions between EASTBRIDGE and its unconsolidated subsidiaries.

NOTE 8 – EQUITY

On July 3, 2007, the Company authorized 300,000,000 shares of common stock, at $.01 par value and as of December 31, 2008, 126,554,839 common shares were issued and outstanding.

The Company has issued shares of its common stock as consideration to consultants and officers for the fair value of the services rendered.  The value of those shares was determined based on the trading value of the stock at the dates on which the agreements or at the price of the debt conversion.

2007

During the year ended December 31, 2007, the Company granted to consultants and paid out obligations of 9,624,278 shares of common stock valued in the aggregate at $665,660 with a strike price range of $.07 to $.09.  The values of the shares were expensed during the year for services provided or the outstanding debts were converted.  The Company converted $395,942 of its outstanding debt and paid $269,718 in service payments for the year ended December 31, 2007.

During the year ended December 31, 2007, the company issued 2,000,000 common shares to Arem Wine Ltd. Pty in a pro-rate stock exchange and owns 15% of Arem Wines. The common stock issued for acquisition was recorded at fair value in the amount of $140,000.

2008

During the year ended December 31, 2008, the Company authorized 1,000,000 of preferred Series A shares at a par value of .01 and no shares were issued and outstanding as of December 31, 2008. In September 2008, the Company authorized 1,000,000 of preferred Series B shares at a par value of .01 and no shares were issued and outstanding as of December 31, 2008.

During the year ended December 31, 2008, the Company granted to consultants 2,505,000 common shares for the value of services rendered of $118,700 and paid out obligations of 11,957,759 shares of common stock valued in the aggregate at $655,000 with a strike price range of $.07 to $.09.  The values of the shares were expensed during the year for services provided or the outstanding debts were converted.

During the year ended December 31, 2008, the Company issued 2,000,000 shares of its common stock for $50,000.

NOTE 9 - INCOME TAXES

The provision (benefit) for income taxes from continued operations for the years ended December 31, 2008 and 2007 consist of the following:

The benefit for income taxes from continued operations for the years ended December 31, 2008 and 2007 consist of the following:

	2008	2007
Current:
Federal	$––	$––
State	––	––
Deferred:
Federal	409,688	180,934
State	107,242	47,362
	516,930	228,296
Increase in valuation allowance	(516,930)	(228,296)
Benefit for income taxes, net	$––	$––

The benefits for 2008 and 2007 were computed by applying the federal and state statutory corporate tax rates as follows:

Statutory federal income tax rate	34.0%
State income taxes	8.9%
Valuation allowance	(42.9)%
Effective tax rate	(0.0)%

The net deferred tax assets and liabilities are comprised of the following:

	2008	2007
Deferred tax assets:	$––	$––
Current	––
Non-current	2,008,000	1,480,000
Less: valuation allowance	(2,008,000)	(1,480,000)
Net deferred income tax asset	$––	$––

At December 31, 2008, the Company had federal net operating loss carry-forwards totaling approximately 4,680,000 which expire in various years through 2029.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

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

2007 Employees and Consultants Stock Option Plan

During the second quarter of 2007, the Company’s Board of Directors approved and adopted the 2007 Employees and Consultants Stock Option Plan, and designated 10,000,000 of our no par common stock for issuance under the Plan to employees, directors or consultants for EastBridge through either the issuance of shares or stock option grants.  Under the terms of the Plan, stock option grants shall be made with exercise prices not less than 100% of the fair market value of the shares of Common Stock on the grant date.

All options awarded are fully vested, no options were exercised, and all options have expired.

	Total shares reserved under the plan	Remaining options under the plan
2007 Employees and Consultants Stock Option Plan	10,000,000	––

2008 Employees and Consultants Stock Option Plan

During the third quarter of 2008, the Company’s Board of Directors approved and adopted the 2008 Employees and Consultants Stock Option Plan, and designated 11,000,000 of our no par common stock for issuance under the Plan to employees, directors or consultants for EastBridge through either the issuance of shares or stock option grants.  Under the terms of the Plan, stock option grants shall be made with exercise prices not less than 100% of the fair market value of the shares of Common Stock on the grant date.

All options awarded are fully vested, no options were exercised, and all options have expired.

	Total shares reserved under the plan	Remaining options under the plan
2008 Employees and Consultants Stock Option Plan	11,000,000	––

NOTE 12 – GAIN ON THE SETTLEMENT OF DEBT

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

During the year ended December 31, 2008, we recorded a $20,878 gain on the settlement of debt from the settlement of $26,460 of accounts payable where as the open accounts were past the statute of limitation.  The gains are reflected in “other income” on the accompanying Statements of Operations.

NOTE 13 – SEGMENT INFORMATION

We have determined our operating and reporting segments pursuant to the requirements of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS No. 131”). In making this determination, we considered our organization/reporting structure and the information used by our chief operating decision makers to make decisions about resource allocation and performance assessment. The segments also help focus strategic planning efforts on key objectives and initiatives across our businesses. Due to our integrated business structure, operating costs included in one segment may benefit other segments. Therefore, these segments are not designed to measure operating income or loss that is directly related to the products included in each segment. During year ended December 31, 2008 and 2007, we operated in two segments – Financial Services, through EastBridge, and Calibration Services, through our 95% owned subsidiary, Fiber One.

Financial Services segment is a strategic business development of our company that has sought out new acquisitions and assists those companies in developing marketing strategies.

	2008	2007	Net Change
Revenue	$4,980	$400,000	$(395,020)
Operating Loss	$(1,204,964)	$(592,348)	$(612,616)

Calibration Services segment is a business segment that provides internet and fiber services in Hong Kong to a limited customer base.

	2008	2007	Net Change
Revenue	$––	$41,937	$(41,937)
Operating Income	$––	$35,177	$(35,177)

Corporate-Level Expenses

	2008	2007	Net Change
Corporate Level Income (Loss)	$28,337	$17,411	$10,926

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

NOTE 15 – DISCONTINUED OPERATIONS

In December 2008, the Company ceased operations of its three subsidiaries as follows:

Fiber One Ltd

During July 2007, EastBridge organized Fiber One, Ltd. a Hong Kong based subsidiary of EastBridge.  Fiber One is wholly owned by EastBridge.  Fiber One provides services to the fiber optics industry in China and other Far East countries.  Fiber One is currently providing calibration service to Amonics of Hong Kong.  Fiber One is an active subsidiary of EastBridge and receiving revenue from Amonics.  As of December, 2008, Amonics has cancelled its listing agreement with EastBridge.  Therefore, Fiber One is currently an inactive subsidiary of EastBridge.

Ji-Bo Pipes and Valves Company

EastBridge acquired a controlling interest in Ji-Bo, located in Zhejiang, China.  EastBridge agreed to issue 1 million shares of B-preferred stock in exchange for 51% controlling interest in Ji-Bo.  Ji-Bo is well known supplier of copper parts to the plumbing industry in China.  As of December, 2008, EastBridge and Ji-Bo have agreed to cancel the acquisition agreement and execute a listing agreement between the two companies.  For its services, EastBridge will receive a cash fee and an equity position in the U.S. subsidiary that Ji-Bo will merge into as part of the process to go public in the U.S. and become listed on a U.S. stock exchange.

Aoxing Corporation

EastBridge acquired a controlling interest in Aoxing, located in Jiangxi, China.  EastBridge agreed to issue 1 million shares of A-preferred stock in exchange for 51% controlling interest in Aoxing.  Aoxing manufactures copper alloy electrical cables for the domestic (China) and international markets.  As of December, 2008, EastBridge and Aoxing have agreed to cancel the acquisition agreement and execute a listing agreement between the two companies.  For its services, EastBridge will receive a cash fee and an equity position in the United States subsidiary that Aoxing will merge into as part of the process to go public in the U.S. and become listed on a U.S. stock exchange.

The ceasing of operations has been accounted for as discontinued operations in accordance with Statement of Financial Standouts SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets.  The results of operations of the three subsidiaries for the current years have therefore been reported as discontinued operations.  Operating results of the three operations are summarized as follows:

Revenues	$1,047,718
Cost of goods sold	789,434
Gross profit	258,284

Adminstrative expenses	51,465
Sales expenses	9,590
Total Expense	61,055
Income(loss) before income taxes	197,229

Abandonment of net assets	(152,438)
Provision for federal and state income taxes	(16,505)
Other income	51
Income(loss) from discontinued operations	28,337

*  *  *  *  *  *

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

We have no changes or disagreements with our auditors.

ITEM 9A.

CONTROLS AND PROCEDURES

Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the last day of the fiscal period covered by this report, May 31, 2008. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2008.

Our principal executive officer and our principal financial officer, are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Management is required to base its assessment of the effectiveness of our internal control over financial reporting on a suitable, recognized control framework, such as the framework developed by the Committee of Sponsoring Organizations (COSO). The COSO framework, published in Internal Control-Integrated Framework, is known as the COSO Report. Our principal executive officer and our principal financial officer, have has chosen the COSO framework on which to base its assessment. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.

This annual report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report on Form 10-K.

There were no changes in our internal control over financial reporting that occurred during the last quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Our principal executive officer and our principal financial officer, report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable and not absolute assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of certain events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Changes in Internal Control Over Financial Reporting

During the fiscal year ended December 31, 2008, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

LACK OF SEGREGATION OF DUTIES

Management is aware that there is a lack of segregation of duties at the Company due to the small number of employees dealing with general administrative and financial matters. However, at this time management has decided that considering the abilities of the employees now involved and the control procedures in place, the risks associated with such lack of segregation are low and the potential benefits of adding employees to clearly segregate duties do not justify the substantial expenses associated with such increases.  Management will periodically reevaluate this situation

ITEM 9B.

OTHER INFORMATION

None.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Director and Executive Officer

Set forth below is information regarding the Company’s current directors and executive officers. There are no family relationships between any of our directors or executive officers. The directors are elected annually by stockholders. The executive officers serve at the pleasure of the Board of Directors.

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

Audit Committee Financial Expert

The Company does not have an audit committee or a compensation committee of its board of directors. In addition, the Company’s board of directors has determined that the Company does not have an audit committee financial expert serving on the board. When the Company develops its operations, it will create an audit and a compensation committee and will seek an audit committee financial expert for its board and audit committee.

Conflicts of Interest

Members of our management are associated with other firms involved in a range of business activities.  Consequently, there are potential inherent conflicts of interest in their acting as officers and directors of our company.  Although the officers and directors are engaged in other business activities, we anticipate they will devote an important amount of time to our affairs.

Our officers and directors are now and may in the future become shareholders, officers or directors of other companies, which may be formed for the purpose of engaging in business activities similar to ours.  Accordingly, additional direct conflicts of interest may arise in the future with respect to such individuals acting on behalf of us or other entities.  Moreover, additional conflicts of interest may arise with respect to opportunities which come to the attention of such individuals in the performance of their duties or otherwise.  Currently, we do not have a right of first refusal pertaining to opportunities that come to their attention and may relate to our business operations.

Our officers and directors are, so long as they are our officers or directors, subject to the restriction that all opportunities contemplated by our plan of operation which come to their attention, either in the performance of their duties or in any other manner, will be considered opportunities of, and be made available to us and the companies that they are affiliated with on an equal basis.  A breach of this requirement will be a breach of the fiduciary duties of the officer or director.  If we or the companies with which the officers and directors are affiliated both desire to take advantage of an opportunity, then said officers and directors would abstain from negotiating and voting upon the opportunity.  However, all directors may still individually take advantage of opportunities if we should decline to do so.  Except as set forth above, we have not adopted any other conflict of interest policy with respect to such transactions.

Compliance With Section 16(A) Of The Exchange Act 9.A. Directors And Executive Officers, Promoters, And Control Persons:

The Company is aware that all filings of Form 4 and 5 required of Section 16(a) of the Exchange Act of Directors, Officers or holders of 10% of the Company's shares have not been timely and the Company has instituted procedures to ensure compliance in the future.

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

ITEM 11.

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth for the year ended December 31, 2008 and 2007 compensation awarded to, paid to, or earned by, Keith Wong and Norm Klein (both are Directors and Officers), and our two other most highly compensated executive officers whose total compensation during the last fiscal year exceeded $100,000, if any.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation- ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Keith Wong	2008	240,000.						0	240,000
	2007	240,000		30,000		0		0	270,000
Norm Klein	2008	180,000						0	180,000
	2007	180,000		30,000		0		0	210,000

Summary Compensation Table

2008 SUMMARY COMPENSATION TABLE

2008 and 2007 OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE

	Option Awards					Stock Awards
	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Name	Exercisable	Unexercisable
Keith Wong	––	––	––	––	––	––	––	––	––
Norm Klein	––	––	––	––	––	––	––	––	––

2008 OPTION EXERCISES AND STOCK VESTED TABLE

OPTION EXERCISES AND STOCK VESTED TABLE

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Keith Wong 2007	0	0	2,400,000	240,000
Keith Wong 2008	0	0	4,800,000	240,000
Norm Klein 2007	0	0	1,800,000	180,000
Norm Klein 2008	0	0	3,600,000	180,000

2008 PENSION BENEFITS TABLE

Name	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit ($)	Payments During Last Fiscal Year ($)
Keith Wong	—	—	—	—
Norm Klein	—	—	—	—

2008 NONQUALIFIED DEFERRED COMPENSATION TABLE

Name	Executive Contributions in Last Fiscal Year ($)	Registrant Contributions in Last Fiscal Year ($)	Aggregate Earnings in Last Fiscal Year ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last Fiscal Year-End ($)
Keith Wong	—	—	—	—	—
Norm Klein	—	—	—	—	—

2008 DIRECTOR COMPENSATION TABLE

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Keith Wong	—	—	—	—	—	—	—
Norm Klein	—	—	—	—	—	—	—
Leo Dembinski	—	—	—	—	—	—	—

2008 ALL OTHER COMPENSATION TABLE

Name	Year	Perquisites and Other Personal Benefits ($)	Tax Reimbursements ($)	Insurance Premiums ($)	Company Contributions to Retirement and 401(k) Plans ($)	Severance Payments / Accruals ($)	Change in Control Payments / Accruals ($)	Total ($)
Keith Wong	2008		––	––	––	––	––	––
	2007		––	––	––	––	––	––
Norm Klein	2008		––	––	––	––	––	––
	2007		––	––	––	––	––	––

2008 PERQUISITES TABLE

Name	Year	Personal Use of Company Car/Parking	Financial Planning/ Legal Fees	Club Dues	Executive Relocation	Total Perquisites and Other Personal Benefits
Keith Wong	2008	––	––	––	––	––
	2007	––	––	––	––	––
Norm Klein	2008	––	––	––	––	––
	2007	––	––	––	––	––

2008 POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL TABLE

Name	Benefit	Before Change in Control Termination w/o Cause or for Good Reason	After Change in Control Termination w/o Cause or for Good Reason	Voluntary Termination	Death	Disability	Change in Control
Keith Wong	Basic salary	––	––	––	––	––	––
Norm Klein	Basic salary	––	––	––	––	––	––

Compensation of Directors

We currently have three directors. Our current compensation policy for directors is to compensate them through options to purchase common stock as consideration for their joining our board and/or providing continued services as a director. We do not currently provide our directors with cash compensation, although we do reimburse their expenses. No additional amounts are payable to the Company’s directors for committee participation or special assignments. There are no other arrangements pursuant to which any directors was compensated during the Company’s last completed fiscal year for any service provided.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table lists stock ownership of our Common Stock as of January 24, 2009. The information includes beneficial ownership by (i) holders of more than 5% of our Common Stock, (ii) each of two directors and executive officers and (iii) all of our directors and executive officers as a group. Except as noted below, to our knowledge, each person named in the table has sole voting and investment power with respect to all shares of our Common Stock beneficially owned by them.

(1)

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership	Percent of Class
5% Beneficial Owners
Providential Holdings, Inc.	Common stock	12,256,698	11%
Directors
Leo Dembinski2	Common stock	4,156,720	3%
Named Executive Officers
Keith Wong	Common stock	50,640,839	40%
Norm Klein3	Common stock	12,653,598	10%
All Officers and Directors As a Group (3 persons)	Common stock	67,451,157	53%

———————

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

3.

As mentioned, Norm Klein owns 25% partnership interest in High Performance Edge, LLC. Thus, the Company acknowledges that Mr. Klein beneficially owns 9% of the Company’s shares through his partnership interest in HPE (1,156,720 shares) and individual ownership interest (11496878).

Changes in Control

We are not aware of any arrangements that may result in a change in control of the Company.

DESCRIPTION OF SECURITIES

General

Our authorized capital stock consists of 300,000,000 shares of common stock, par value $ .01, and 10,000,000 shares of preferred stock.

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

Voting Rights

Each holder of Common Stock is entitled to one vote for each share of Common Stock held on all matters submitted to a vote of stockholders.

Dividends

Subject to preferences that may be applicable to any then-outstanding shares of Preferred Stock, if any, and any other restrictions, holders of Common Stock are entitled to receive ratably those dividends, if any, as may be declared from time to time by the Company’s board of directors out of legally available funds. The Company and its predecessors have not declared any dividends in the past. Further, the Company does not presently contemplate that there will be any future payment of any dividends on Common Stock.

Preferred Stock Series A

We are authorized to issue 1,000,000 shares of preferred stock, $.01 par value, of which none have been issued and outstanding as of December 31, 2008.

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

All options awarded are fully vested, no options were exercised, and all options have expired.

	Total shares reserved under the plan	Remaining options under the plan
2007 Employees and Consultants Stock Option Plan	10,000,000	0

2008 Employees and Consultants Stock Option Plan

During the third of 2008, the Company’s Board of Directors approved and adopted the 2008 Employees and Consultants Stock Option Plan (the “Plan”) and designated 11,000,000 of our no par common stock for issuance under the Plan to employees, directors or consultants for EastBridge through either the issuance of shares or stock option grants.  Under the terms of the Plan, stock option grants shall be made with exercise prices not less than 100% of the fair market value of the shares of Common Stock on the grant date.

All options awarded are fully vested, no options were exercised, and all options have expired.

	Total shares reserved under the plan	Remaining options under the plan
2008 Employees and Consultants Stock Option Plan	11,000,000	0

2009 Stock Option Plan

During the first of 2009, the Company’s Board of Directors approved and adopted the 2008 Employees and Consultants Stock Option Plan (the “Plan”) and designated 10,000,000 of our no par common stock for issuance under the Plan to employees, directors or consultants for EastBridge through either the issuance of shares or stock option grants.  Under the terms of the Plan, stock option grants shall be made with exercise prices not less than 100% of the fair market value of the shares of Common Stock on the grant date.

Dividend Policy

We have never declared or paid any cash dividends on our common stock. We currently intend to retain future earnings, if any, to finance the expansion of our business. As a result, we do not anticipate paying any cash dividends in the foreseeable future.

Options and Warrants:

As of December 31, 2008 there were no options or warrants outstanding.

Convertible Securities

As of December 31, 2008 there were no convertible securities

Amendment of our Bylaws

Our bylaws may be adopted, amended or repealed by the affirmative vote of a majority of our outstanding shares. Subject to applicable law, our bylaws also may be adopted, amended or repealed by our board of directors.

Transfer Agent

On December 31, 2007, the Company engaged Jersey Transfer and Trust Company to serve in the capacity of transfer agent. Their mailing address and telephone number Jersey Transfer Agent, 201 Bloomfield Ave., PO Box 36, Verona, New Jersey 07044 - Phone is (973) 239-2712.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

During the year ended December 31, 2008 our CFO advanced $33,300 to the Company which was the balance as of December 31, 2008.  The Company advanced $53,375 to the CEO which is the balance due as of December 31, 2008.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees.  The aggregate fees billed by Jewett, Schwartz, Wolfe & Associates for professional services rendered for the audit of the Company’s annual financial statements for fiscal years ended December 31, 2008 and 2007 approximated $15,000 and $15,000 respectively.  The aggregate fees billed by Jewett, Schwartz, Wolfe & Associates for the review of the financial statements included in the Company’s Forms 10-Q for fiscal year 2008 and 2007 approximated $13,500 per year.

Audit-Related Fees.  The aggregate fees billed by Jewett, Schwartz, Wolfe & Associates for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements for the fiscal years ended December 31, 2008 and 2007, and that are not disclosed in the paragraph captioned “Audit Fees” above, were $0 and $0, respectively.

Tax Fees.  The aggregate fees billed by Jewett Schwartz Wolfe & Associates for professional services rendered for tax compliance, tax advice and tax planning for the fiscal year ended December 31, 2008 and 2007 were $0.

All Other Fees.  The aggregate fees billed by Jewett Schwartz Wolfe & Associates for products and services, other than the services described in the paragraphs “Audit Fees,” “Audit-Related Fees,” and “Tax Fees” above for the fiscal years ended December 31, 2008 and 2007 approximated $15,000 and $15,000 respectively.

The Board has received and reviewed the written disclosures and the letter from the independent registered public accounting firm required by Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees), and has discussed with its auditors its independence from the Company. The Board has considered whether the provision of services other than audit services is compatible with maintaining auditor independence.

Based on the review and discussions referred to above, the Board approved the inclusion of the audited consolidated financial statements be included in the Company’s Annual Report on Form 10-K for its 2008 fiscal year for filing with the SEC.

The Board pre-approved all fees described above.

PART IV

ITEM 15.

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

———————

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

Registrant		EastBridge Investment Group Corporation

Date: March 31, 2009	By:	/s/ KEITH WONG
Keith Wong
Chairman, Chief Executive Officer (Principle Executive Officer)

Date: March 31, 2009	By:	/s/ NORM KLEIN
Norm Klein
Principle Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Date: March 31, 2009	By:	/s/ KEITH WONG
Keith Wong
Chairman, Chief Executive Officer (Principle Executive Officer)

Date: March 31, 2009	By:	/s/ NORM KLEIN
Norm Klein
Director Principle Financial Officer

Date: March 231 2009	By:	/s/ LEO DEMBINSKI
Leo Dembinski
Director