Form 10-Q
period 2009-03-31
EastBridge Investment Group Corp
filed 2009-05-15
CIK 1378624

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: Yes ☑ No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐  No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non–accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b–2 of the Exchange Act. (Check one):

Large accelerated filer ☐     Accelerated filer ☐     Non–Accelerated filer ☐     Small Business Issuer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act). Yes ☐  No  ☑

Transitional Small Business Disclosure Format (check one): Yes ☐  No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 15, 2009
Common stock, No par value	127,614,839

EASTBRIDGE INVESTMENT GROUP CORPORATION

TABLE OF CONTENTS

Page

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

1

Consolidated Balance Sheets

1

Consolidated Statement Of Operations

2

Consolidated Statements Of Cash Flows

3

Notes To Condensed Consolidated Financial Statements

4

Item 2.      Management’s Discussion And Analysis Or Plan Of Operations

15

Item 3.      Quantitative And Qualitative Disclosures About Market Risk

22

Item 4.      Controls And Procedures

22

PART II - OTHER INFORMATION

Item 1.      Legal Proceedings

24

Item 1A     Risk Factors

24

Item 2.      Unregistered Sales Of Equity Securities And Use Of Proceeds Securities

29

Item 3.      Defaults Upon Senior Securities

29

Item 4.      Submission Of Matters To A Vote Of Security Holders

29

Item 5.      Other Information

29

Item 6.      Exhibits

30

CERTIFICATIONS

Exhibit 31 – Management certification

Exhibit 32 – Sarbanes-Oxley Act

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

EASTBRIDGE INVESTMENT GROUP CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2009	2008
	unaudited	audited
CURRENT ASSETS
Cash	$21,032	$4,347
Total current assets	21,032	4,347

Advances receivable from related party	54,257	53,375
TOTAL ASSETS	$75,288	$57,722

LIABILITIES AND STOCKHOLDERS' DEFICIT:

CURRENT LIABILITIES:
Accounts payable	$73,854	$26,287
Accrued expenses and other liabilities	486,483	381,509
Line of credit	100,000	100,000
Deferred revenue	25,000	––
Advances payable to related party	59,347	33,300
Total current liabilities	744,683	541,096

TOTAL LIABILITIES	744,683	541,096

CONTINGENCIES AND COMMITMENTS	––	––

STOCKHOLDERS' DEFICIT:
Preferred stock series A, no par value, 50,000,000 shares authorized; none issued and outstanding as of March 31, 2009 and December 31, 2008, respectively	––	––

Preferred stock series B, no par value, 50,000,000 shares authorized; none issued and outstanding as of March 31, 2009 and December 31, 2008, respectively	––	––

Common stock, no par value, 300,000,000 shares authorized; 127,614,839 and 126,554,839 issued and outstanding as of March 31, 2009 and December 31, 2008, respectively	4,219,025	4,201,825

Additional paid in capital	4,000
Accumulated deficit	(4,892,421)	(4,685,200)
Total stockholders' deficit	(669,397)	(483,375)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$75,288	$57,722

The accompanying notes are an integral part of these consolidated financial statements.

EASTBRIDGE INVESTMENT GROUP CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS

	March 31,
	2009	2008
	unaudited
Revenue	$––	$17,275
Total	––	17,275

OPERATING EXPENSES:
General and administrative	190,326	127,426
Selling and marketing	15,779	25,207
Total operating expenses	206,106	152,633
OPERATING LOSS	(206,106)	(135,358)

OTHER (INCOME) AND EXPENSES
Interest expense	1,697	394
Interest income	(582)	(50)
Gain on early extinguishment of debt	––	(20,878)
Total other (income) expense	1,115	(20,534)

INCOME (LOSS) BEFORE TAXES, MINORITY INTEREST, DISCONTINUED OPERATIONS	$(207,221)	$(114,824)

Minority interest	––	2,047
Income tax provision	––	2,253

NET LOSS	$(207,221)	$(119,124)

NET LOSS PER SHARE:
Basic and diluted:	$(0.00)	$(0.00)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted:	127,537,061	111,475,359

The accompanying notes are an integral part of these consolidated financial statements.

EASTBRIDGE INVESTMENT GROUP CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	March 31,
	2009	2008
	unaudited
Net loss	$(207,221)	$(119,124)
Adjustments to reconcile net loss to net cash used in operating activities:
Foreign exchange rate changes	––	107
Common stock issued for services	1,200	––
Minority interest	––––	550
Gain on the extinguishment of debt	––	(20,878)
Changes in operating assets and liabilities:
Accounts receivables	––	69,994
Prepaid expenses	(882)	(33,000)
Accounts payables	47,567	(46,919)
Accrued liabilities	105,521	(49,352)
Deferred revenue	25,000
Net cash used in operating activities	(28,815)	(198,622)

CASH FLOWS FROM FINANCING ACTIVITIES:
Stock issued for payment of debt	20,000	219,500
Repayment of related party advances	(3,700)	(14,851)
Advances payable to related party	29,200	––
Net cash provided by financing activities	45,500	204,649

INCREASE IN CASH	16,685	6,027
CASH, BEGINNING OF PERIOD	4,347	59,162
CASH, END OF PERIOD	$21,032	$65,189

SUPPLEMENTAL CASH FLOW INFORMATION

Interest paid	$420	$394
Taxes paid	$––	$––

Supplemental disclosure of non-cash investing and financing activities

Issuance of company stock for accrued liabilities	$20,000	$219,500

The accompanying notes are an integral part of these consolidated financial statements.

EASTBRIDGE INVESTMENT GROUP CORPORATION

(FORMERLY ATC TECHNOLOGY CORPORATION)

FOR THE THREE MONTHS ENDED MARCH 31, 2009 and 2008

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

EastBridge is one of the very few United States companies solely concentrated in marketing financial services to the small to mid-size, but large number, of Asian companies that require financial services to assist them in expanding in their local markets. Usually, the first step is to help its clients become a public company in the US capital market. EastBridge currently has ten (10) clients that it intends to take public in the United States and list each company in a U.S. stock exchange beginning in 2009. All ten clients are located in Asia. EastBridge has also acquired two (2) Chinese companies via stock exchange agreements. All of these transactions are described in more detail in the Management Discussion and Analysis section.

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

A summary of the Company’s subsidiaries includes: Arem Pacific Corporation, General Farms Corporation, Energy Corporation, and China Corporation which are all Arizona Corporation, and Fiber One Ltd. which is Chinese Corporation. All of the aforementioned subsidiaries had no activity during the three months ended March 31, 2009.

NOTE 2 BASIS OF PRESENTATION

Interim Financial Statements

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months period ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. For further information, refer to the financial statements and footnotes thereto included in our Form 10-K Report for the fiscal year ended December 31, 2008.

NOTE 3 GOING CONCERN

As indicated in the accompanying financial statements, the Company has incurred cumulative net operating losses of $4,892,421 since inception until the new acquisition. We place no assurance on the on going operations of our new subsidiaries. So far, most of the working capital has been provided by the Company's management team members. They have done so since EastBridge's inception and have indicated their continued support for EastBridge; however, there is no assurance that additional funds will be advanced. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States of America. Significant accounting policies are as follows:

Principle of Consolidation

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

Revenue Recognition

Revenue includes product sales. The Company recognizes revenue from product sales in accordance with Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition in Financial Statement” which is at the time customers are invoiced at shipping point, provided title and risk of loss has passed to the customer, evidence of an arrangement exists, fees are contractually fixed or determinable, collection is reasonably assured through historical collection results and regular credit evaluations, and there are no uncertainties regarding customer acceptance.

Accounts Receivable

Substantially all of the Company’s accounts receivable balance is relate to trade receivables. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable. The Company will maintain allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments for products. Accounts with known financial issues are first reviewed and specific estimates are recorded. The remaining accounts receivable balances are then grouped in categories by the amount of days the balance is past due, and the estimated loss is calculated as a percentage of the total category based upon past history. Account balances are charged off against the allowance when it is probable the receivable will not be recovered. No allowance for doubtful accounts and bad debts were written off in March 31, 2009 and December 31, 2008, respectively as the Company.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At March 31, 2009, and December 31, 2008, respectively, cash and cash equivalents include cash on hand and cash in the bank.

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

Concentration of Credit Risk

The Company maintains its operating cash balances in banks in Phoenix, Arizona. The Federal Depository Insurance Corporation (FDIC) insures accounts at each institution up to $250,000 until March 31, 2009.

Share-Based Compensation

The Company applies SFAS No. 123 “Share-Based Payments” (“SFAS No. 123(R)”) to share-based compensation, which requires the measurement of the cost of services received in exchange for an award of an equity instrument based on the grant-date fair value of the award. Compensation cost is recognized when the event occurs. The Black-Scholes option-pricing model is used to estimate the fair value of options granted.

Basic and Diluted Net Loss Per Share

Net loss per share was computed by dividing the net loss by the weighted average number of common shares outstanding during the period. The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding. Diluted net loss per share for the Company is the same as basic net loss per share, as the inclusion of common stock equivalents would be antidilutive.

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

Recent Accounting Pronouncements

Recent accounting pronouncements that the Company has adopted or that will be required to adopt in the future are summarized below.

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

Business Combinations

In December 2007, the FASB issued SFAS No. 141(R) “Business Combinations.” This Statement replaces the original SFAS No. 141. This Statement retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting (which SFAS No. 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. The objective of SFAS No. 141(R) is to improve the relevance, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. To accomplish that, SFAS No. 141(R) establishes principles and requirements for how the acquirer:

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

Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51.” This Statement amends the original Accounting Review Board (ARB) No. 51 “Consolidated Financial Statements” to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This Statement is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008 and may not be applied before that date. The Company is unable at this time to determine the effect that its adoption of SFAS No. 160 will have on its consolidated results of operations and financial condition.

Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of SFAS No. 115,” which becomes effective for the Company on February 1, 2008, permits companies to choose to measure many financial instruments and certain other items at fair value and report unrealized gains and losses in earnings. Such accounting is optional and is generally to be applied instrument by instrument. The election of this fair-value option did not have a material effect on its consolidated financial condition, results of operations, cash flows or disclosures.

Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements.” SFAS No. 157 provides guidance for using fair value to measure assets and liabilities. SFAS No. 157 addresses the requests from investors for expanded disclosure about the extent to which companies’ measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and was adopted by the Company in the first quarter of fiscal year 2008. There was no material impact on the Company’s consolidated results of operations and financial condition due to the adoption of SFAS No. 157.

Accounting Changes and Error Corrections

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections,” which replaces APB Opinion No. 20, "Accounting Changes," and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements - An Amendment of APB Opinion No. 28”. SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections, and it establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company adopted SFAS No. 154 in the first quarter of fiscal year 2007 and did not have a material impact on its consolidated results of operations and financial condition.

NOTE 5 – RELATED PARTY TRANSACTIONS

The Company advanced funds to its CEO during the course of business at a rate of 4.5% annual interest. As of March 31, 2009 and December 31, 2008 advances receivable from the CEO were $54,257 and $53,375, respectively.

The Company received advances from its two officers and a shareholder during the course of business at a rate of 4.5% interest. As of March, 31, 2009 and December 31, 2008 advances payable to the Company’s two officers and a shareholders were $59,347 and $33,300, respectively.

The Company entered into a consulting agreement with the CEO on June 1, 2005. Under the terms of the agreement the CEO will receive consulting compensation in the amount of $240,000 annually. The Company entered into a consulting agreement with its CFO on June 1, 2005. Under the terms of its agreement the CFO was to receive $84,000 in consulting compensation annually from the inception of the agreement through January 1, 2007 at which point the consulting compensation was to increase to $180,000. In consideration of the Company’s lack of sufficient revenues the aforementioned officers of the company have received S-8 common stock in satisfaction of amounts due to them.

During the three months ended March 31, 2009, the Company issued 500,000 shares of common stock to each of our two officers, respectively.  The common shares were issued and accepted by the Company’s officers at $.02 per share for a cumulative value of $20,000. The Company reduced the value of the accrued balance due to the two Officers by $20,000. Furthermore since the market value of the common stock on the date of issue was $.016 per share the company booked an amount of $4,000 as paid in capital.

During the three months ended March 31, 2008, the Company issued 1,166,666 common shares to each of our two officers, respectively, with a total issued of 2,333,333 common shares.  The shares issued are for the payment of the officers consulting fees that have accrued therefore the Company has reduced the accrued consulting fees by $215,000.  The shares were issued at $.09 per share based on the trading date of the share value.

As of March 31, 2009 and December 31, 2008 the balances due to the two officers relating to their consulting agreements were $200,000 and $110,000, respectively.

NOTE 6 – EQUITY

As of March 31, 2009, EastBridge had 127,614,839 shares of no par common stock issued and outstanding with 300,000,000 shares authorized.

During the three months ended March 31, 2009, the Company issued 500,000 shares of common stock to each of our two officers, respectively.  The common shares were issued and accepted by the Company’s officers at $.02 per share for a cumulative value of $20,000. The Company reduced the value of the accrued balance due to the two Officers by $20,000. Furthermore since the market value of the common stock on the date of issue was $.016 per share the company booked an amount of $4,000 as paid in capital.

During the three months ended March 31, 2009, the Company issued 60,000 shares of common stock to a consultant for services rendered. The Company shares were issued at $.02 per which was the trading value of the stock at the date of issuance. The Company expensed $1,200.

During the three months ended March 31, 2008, the Company issued 1,166,666 common shares to each of our two officers, respectively, with a total issued of 2,333,333 common shares.  The shares issued are for the payment of the officers consulting fees that have accrued therefore the Company has reduced the accrued consulting fees by $215,000.  The shares were issued at $.09 per share based on the trading date of the share value.

In September of 2008 EastBridge authorized 100,000,000 shares of Preferred shares with no par value, of which the Company split evenly between Series A and Series B for 50,000,000, respectively. .As of March 31, 2009 no shares of Preferred Stock in Series A or Series B were issued and outstanding.

NOTE 7 – GAIN ON THE SETTLEMENT OF DEBT

During the March 31, 2008, the Company recorded a $20,878 gain on the settlement of debt. The gains are reflected in “other income” on the accompanying Statements of Operations.

NOTE 8 - PROPERTY AND EQUIPMENT

The Company does not have any property and equipment as of March 31, 2009.

NOTE 9 – NOTE PAYABLE

Notes payable comprise the following as of:

	March 19, 2009	June 18, 2008
Unsecured promissory note with Goldwater Bank, in Scottsdale, Arizona dated June 1, 2008 at an interest rate of 7.00% per annum. This note matured on February 6, 2009. As of March 31, 2009 the principle balance of $100,000 remains due and payable. The Company has accrued $1,250 in related banking fees consistent with the terms of the agreement.	$100,000	$100,000
Total long-term note payable	100,000	100,000
Less current portion	100,000	100,000
Long-term portion of note payable	$0	$0

NOTE 10 – INCOME TAXES

The provision (benefit) for income taxes from continued operations for the period ended March 19, 2009 consist of the following:

	March 31, 2009		December 31, 2008
Current:
Federal	$		$
State

Deferred:
Federal		$63,875		$40,502
State		18,580		10,721
		82,455		51,223
Benefit from the operating loss carryforward		(82,455)		(51,233)
(Benefit) provision for income taxes, net		$––		$––

The difference between income tax expense computed by applying the federal statutory corporate tax rate and actual income tax expense is as follows:

	March 31, 2009	December 31, 2008
Statutory federal income tax rate
State income taxes and other	34.0%	34.0%
Effective tax rate	9.0%	9.0%
	40.0%	40.0%

Deferred income taxes result from temporary differences in the recognition of income and expenses for the financial reporting purposes and for tax purposes. The tax effect of these temporary differences representing deferred tax asset and liabilities result principally from the following:

	March 31, 2009	December 31, 2008
Net operating loss carryforward	82,455	51,223
Valuation allowance	(82,455)	(51,223)
Deferred income tax asset	$––	$––

The Company has a net operating loss carryforward of approximately $4,892,421 available to offset future taxable income through 2028.

NOTE 9 – SUBSEQUENT EVENTS

The Company entered into an agreement to sell Fiber One, Ltd for $105,000 on April 10, 2009 subject to the finally accounting records delivered to the new owner. The "Company" for sale is: Fiber One Limited, located in Hollywood Plaza, 610 Nathan Road, Kowloon, Hong Kong. Business started in January of 2007.

A. Seller owns 95% of the total outstanding common stock of Fiber One Ltd ("Company"), a company incorporated in Hong Kong;

B. Seller wants to sell and Buyer wants to buy 95% of the common stock in the Company;

C. After the sale, Seller agrees to relinquish and the Buyer agrees to gain control of the Company's board (the "Board");

D. The board of directors of EBIG deems it to be in the best interest of EBIG and its shareholders to sell the Company to Buyer.

E. The board of directors of Buyer deems it to be in the best interest of Buyer and its shareholders to buy the Company from Seller.

The purchase price shall be US$105,000 dollars cash. $50,000 deposit due on signing. Delivery of Shares on the Closing Date, Seller shall deliver a board resolution to Buyer to authenticate the transaction and relinquish all the 95% equity of the Company to Buyer. The closing of this transaction has been extended to May 30, 2009.

The Company had an unsecured promissory note in the amount of $100,000 with Goldwater Bank, in Scottsdale, Arizona dated June 1, 2008 at an interest rate of 7.00% per annum. This note matured on February 6, 2009. As of March 31, 2009 note remained unpaid. The company accrued $1,250 in related banking fees consistent with the terms of the agreement. The Company renegotiated the loan facility with Goldwater Bank and in May 6, 2009 at which point the Company entered into a secured promissory note in the amount of $90,000. The promissory note matures on May 6, 2011. The promissory note has an interest rate of 8% per annum. This promissory note is personally guaranteed by our CFO and CEO.

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

Forward-looking statements involve risks, uncertainties and other factors, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Factors and risks that could affect our results and achievements and cause them to materially differ from those contained in the forward-looking statements include those identified in the section titled “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, as well as other factors that we are currently unable to identify or quantify, but that may exist in the future.

In addition, the foregoing factors may affect generally our business, results of operations and financial position. Forward-looking statements speak only as of the date the statement was made. We do not undertake and specifically decline any obligation to update any forward-looking statements.

Overview

EastBridge provides financial services including public offering guidance, joint venture, and merchant banking services, to the small to medium-size businesses in China and other Asian countries. Normally, our first step is to help our clients become US public companies. Our target clients are mostly in China, Hong Kong, and Australia. We focus on short-term investment opportunities where the expected return is within a one to two year period and the potential gain is substantial for both parties. We generally seek transactions where we can assist in uncovering hidden value after our participation. Keith Wong (President and Chief Executive Officer of EastBridge) and Norman Klein (Chief Financial Officer of EastBridge) each have over twenty years of experience in the industrial, sales and financial industries. EastBridge’s management can understand our prospective client's business quickly and are able to take fast and decisive actions to achieve business opportunities for our client. We plan China, Australia and Hong Kong to be our immediate focus and become our revenue centers in 2009. We plan to expand to other Asian countries in 2010.

A new strategy has emerged during this past year. Each of these acquisitions will be a subsidiary of our company. We intend to eventually take each of these companies public in the United States. In short term, we are able to provide the necessary capital for these companies to expand their business.

Financial Services

The Company’s products are financial services that help small-to-medium-sized companies obtain capital to grow their business. The Company’s financial services will be in the form of Initial Public Offerings, Joint Ventures, Wholly Foreign Owned Enterprises, and assistance with Guaranteed Return Ventures, Investment Banking, Financial Advisory Services or any other financial services allowed by the local government and in compliance with the Securities and Exchange Commission regulations. Under a Guaranteed Return Venture agreement, EastBridge will invest its intellectual capital in an enterprise through knowledge, or good will. In return, the enterprise will provide a written guarantee that EastBridge will receive a certain percentage of its profits. Further, the enterprise will guarantee that it will pay a specified minimum profit to EastBridge. If the enterprise fails to do so, EastBridge will be entitled to its total profit in any agreed period of interest.

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

•

Earning cash fees and stock equities in the companies we represent as a Listing Client;

•

Cash income by operating joint ventures with local partners

•

Cash fees earned in providing merchant banking services to small Asian companies to access US funds.

We will serve as consultants and advisors to these companies to obtain loans, find business partners, and find merger candidates or assisting with feasibility studies.

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

We currently have thirteen (13) clients that we are assisting with the process to register them with the Securities and Exchange Commission as public reporting companies in the United States and help them to begin trading their stock on a United States stock exchange. Management anticipates, but can provide no assurances, that some of these clients will go public in the United States and begin trading their stock in 2009. We have currently formed several subsidiaries. We expect most of our clients to merge with one of our subsidiaries in the near future. After the mergers are completed, then our management will begin providing the listing services to commence the process to take these companies public and to begin trading their stock on a U.S. stock exchange. EastBridge may also choose to take some of the clients’ public directly without merging them with a subsidiary. Below is a summary of our clients and subsidiaries. Management expects, but cannot guarantee, that our financials should also improve significantly in late 2009 once our clients complete the registration process with the Securities and Exchange Commission as public reporting companies. Once a client is registered as a public company and its stock begins trading in a U.S. stock market, then EastBridge will record the value of its stock in that client as revenue for that quarter and also record the value as an asset on its balance sheet. We typically receive a 10 to 30% equity position in a client as consideration for our services along with cash fees.

Current Clients and Subsidiaries and Progress to Date:

Wenda Professional College

EastBridge will provide listing services to Wenda, a major regional professional college located just west of Shanghai, China. It offers professional and vocational educational programs to train post high school students to improve their skills for higher paying jobs. Wenda offers programs mainly in the computer related IT sectors such as network design, hardware technology, computer graphics, CAD, animation, network database and network security. EastBridge will receive restricted stock in Wenda as consideration for its services. EastBridge is currently working with Wenda to complete its SEC audit for the fiscal years 2007 and 2008. EastBridge is also working with Wenda to complete its SEC registration documents which are necessary to file with the SEC as a public company. EastBridge has formed a United States subsidiary, called Wonder International Education & Investment Group Corporation. Wenda will merge in this U.S. subsidiary in the near future as part of the listing process. For its services, EastBridge will own an equity position of approximately 12% in this U.S. public company, called Wonder. EastBridge is currently working with an SEC auditor to complete the necessary two year audit of Wenda’s financials and corporate structure.

Yewo Group

EastBridge will provide listing services to Yewo Group, a diversified holding company. Yewo owns and operates two shopping centers, several distribution centers and a theme park resort center. Yewo plans to build and operate a Golf Resort in Nanjing, a Chinese city which is approximately two hours from Shanghai, China. EastBridge is currently working with Yewo to complete its SEC audit for the fiscal years 2007 and 2008. EastBridge and Yewo are also working on the SEC registration documents necessary to file with the SEC to become a public company in the United States. EastBridge has formed a United States subsidiary, called Sunyi International Group Corporation. Yewo will merge into this U.S. subsidiary in the near future as part of the listing process. For its services, EastBridge will own an equity position of approximately 10% in the U.S. public company, called Sunyi. EastBridge is currently working with an SEC auditor to complete the required two year audit of Yewo’s financials and corporate structure.

Huang Wei Pharmaceutical Company

EastBridge will provide listing services to Huang Wei, a well know Chinese pharmaceutical company located approximately two hours from Beijing, China. EastBridge intends to list Huang Wei in a United States stock market within the next 12 to 18 months. Huang Wei has recently added over thirty drug approvals from the Chinese FDA. Its products range from the special anti-flammitory to blood pressure-lowering drugs. EastBridge will receive restricted stock of Huang Wei as consideration for its services. EastBridge is currently working with Huang Wei to complete its audit for fiscal years 2007 and 2008. EastBridge has formed a United States subsidiary called Huang Wei Pharmacy Group Holdings Limited. Huang Wei will eventually merge with this U.S. subsidiary as one of the steps to take them public in the United States and list them on a U.S. stock exchange. For its services, EastBridge will own approximately 13% in the U.S. subsidiary, called Huang Wei Pharmacy Group Holdings Limited. EastBridge plans to begin the SEC audit of Huang Wei in 2009.

Jinkuizi Science & Technology Company

As of October 27, 2008, EastBridge signed a definitive listing agreement with Jinkuizi Science & Technology Company located in Foshan, China. Jinkuizi develops and manufactures environmentally safe fertilizers in China and Southeast Asia. For its services, EastBridge will receive a cash fee and an equity position in the eventual United States subsidiary that Jinkuizi will merge into as part of the process to go public in the U.S. and become listed on a U.S. stock exchange. EastBridge is planning to begin the SEC audit of Jinkuizi during the second quarter of 2009.

AREM Pacific Corporation (Formerly known as Nanotec, Inc. – An EastBridge Subsidiary in the U.S.)

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

As of September, 2008, the Arem Wines Pty, Ltd Company is Australia has been dissolved. A new company called, Arem Pacific Corporation was formed with a new set of directors and officers along with a new ownership structure. The U.S. subsidiary’s name was also changed to Arem Pacific Corporation. We continue to own 15% of this subsidiary and our shareholders continue to own 5% of this new entity. As of December, 2008, Arem Pacific Corporation and EastBridge have mutually agreed to postpone the listing process until after a restructure process for Arem is complete and the world’s economy and market conditions improve. As of December, 2009, Arem Pacific Corporation has not issued any stock to its shareholders.

On April 30, 2009, Arem Pacific Corporation has signed a new listing agreement with EastBridge. Arem Pacific Corporation has signed a joint venture agreement with Hunan Construction Company of China. EastBridge will assist Arem Pacific Corporation to take the Joint Venture public in the United States and trade on a U.S. stock exchange. Details of this new listing agreement will be announced in the near future.

For the three months ended March 31, 2009, no stock has been distributed to its shareholders for this subsidiary. There has been no activity for the three months ended March 31, 2009.

Alpha Green Energy Company

On February 19, 2009, EastBridge entered into a listing agreement with Alpha Green Energy Company, a company based in Phoenix, Arizona. Alpha Green is a holding company that owns a subsidiary in Guizhou, China. The subsidiary’s main business is electricity production using renewable bio-mass from the agricultural industry in China. For its services, EastBridge will be compensated with a cash fee plus equity in Alpha Green. EastBridge will also assist in a capital raise for Alpha Green.

Alpha Green has also agreed to purchase Fiber One, an EastBridge subsidiary in Hong Kong, for a cash fee. Please note the history of Fiber One below.

Fiber One Ltd (EastBridge Subsidiary in Hong Kong)

During July 2007, EastBridge organized Fiber One, Ltd. a Hong Kong based subsidiary of EastBridge. Fiber One is wholly owned by EastBridge. Fiber One provides services to the fiber optics industry in China and other Far East countries. Fiber One is currently providing calibration service to Amonics of Hong Kong. Fiber One is an active subsidiary of EastBridge and receiving revenue from Amonics. As of December, 2008, Amonics has cancelled its listing agreement with EastBridge. Therefore, Fiber One is currently an inactive subsidiary of EastBridge. As of April 10, 2009, Alpha Green Energy Company, an EastBridge client, has agreed to purchase Fiber One for a cash fee of $105,000. See above for information concerning Alpha Green Energy Company. The closing of this transaction has been extended to May 30, 2009. There has been no activity for the three months ended March 31, 2009.

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

Ji-Bo Pipes and Valves Company

EastBridge acquired a controlling interest in Ji-Bo, located in Zhejiang, China. EastBridge agreed to issue 1 million shares of B-preferred stock in exchange for 51% controlling interest in Ji-Bo. Ji-Bo is well known supplier of copper parts to the plumbing industry in China. As of December, 2008, EastBridge and Ji-Bo have agreed to cancel the acquisition agreement and execute a listing agreement between the two companies. For its services, EastBridge will receive a cash fee and an equity position in the U.S. subsidiary that Ji-Bo will merge into as part of the process to go public in the U.S. and become listed on a U.S. stock exchange. As of March 31, 2009, the two companies have not agreed to the final terms of the listing agreement. Further negotiations are required.

Aoxing Corporation

EastBridge acquired a controlling interest in Aoxing, located in Jiangxi, China. EastBridge agreed to issue 1 million shares of A-preferred stock in exchange for 51% controlling interest in Aoxing. Aoxing manufactures copper alloy electrical cables for the domestic (China) and international markets. As of December, 2008, EastBridge and Aoxing have agreed to cancel the acquisition agreement and execute a listing agreement between the two companies. For its services, EastBridge will receive a cash fee and an equity position in the United States subsidiary that Aoxing will merge into as part of the process to go public in the U.S. and become listed on a U.S. stock exchange. As of March 31, 2009, the two companies have not agreed to the final terms of the listing agreement. Further negotiations are required.

HaoHai Media Company

As of October 7, 2008, EastBridge signed a definitive listing agreement with HaoHai, which is located in Hangzhou, China. HaoHai is a television media company selling advertisement time to the pharmaceutical companies in China. For its services, EastBridge will receive a cash fee and an equity position in the eventual U.S. subsidiary that HaoHai will merge into as part of the process to go public in the U.S. and become listed on a U.S. stock exchange. Currently, EastBridge and HaoHai have agreed to postpone the listing agreement until the world’s economy and market conditions improve.

Inactive and Unassigned United States Subsidiaries of EastBridge:

General Farms Corporation (EastBridge Subsidiary)

On November 27, 2007, we organized General Farms Corporation (“General Farms”) a wholly owned subsidiary of EastBridge. A stock dividend of 5% of General Farm's common stock, or 10,000,000 shares, will be distributed to EastBridge's shareholders of record as of Nov 16, 2007. Under the terms of the share exchange agreement, the new stock ownership structure is: 85% owned by EastBridge and 5% owned by EastBridge's shareholders of record as of Nov 16, 2007. As of December 5, 2007, Rhino Two Horns merged with General Farms Corporation. Under the terms of the merger, the new stock ownership structure is: 15% owned by EastBridge, 5% owned by EastBridge shareholders and 80% owned by Rhino’s beneficiaries. In the 3rd quarter of 2008, Rhino cancelled its contract with EastBridge dissolving the above merger with General Farms Corporation. For the three months ended March 31, 2009, no stock has been distributed to its shareholders for this subsidiary. There has been no activity for the three months ended March 31, 2009.

Energy Corporation (EastBridge Subsidiary)

On November 27, 2007, we organized Energy Corporation (“Energy”) a wholly owned subsidiary of EastBridge. On December 28, 2007, EastBridge announced that it will distribute a stock dividend of 5% of Energy Corporation’s common stock of 10 million shares, on a pro-rata basis and with no considerations to its shareholders of record on that date. The Company has not distributed the stock as of December 31, 2007. Energy Corporation, a wholly owned subsidiary of EastBridge, focuses on energy equipment manufacturers and the energy distribution business in Asia. The eligible shareholders will automatically receive the stock certificates or electronic deposits into their accounts when the Energy Corporation's stock is listed and begins trading. Energy Corporation is presently an inactive subsidiary. For the three months ended March 31, 2009, no stock has been distributed to its shareholders for this subsidiary. There has been no activity for the three months ended March 31, 2009.

China Properties Corporation (EastBridge Subsidiary)

On November 27, 2007 we organized China Properties Corporation (“China Properties”) a wholly owned subsidiary of EastBridge. A stock dividend announcement to distribute 5% of China Properties’ common stock of 10,000,000 shares, on a pro-rata basis and without considerations to its shareholders of record on Friday, November 30, 2007. China Properties Corporation, a wholly owned subsidiary of EastBridge, focuses on real estate development and construction business in Asia. The eligible shareholders will automatically receive the stock certificates or electronic deposits into their accounts when the China Properties' stock is listed and begins trading. China Properties is presently an inactive subsidiary. For the three months ended March 31, 2009, no stock has been distributed to its shareholders for this subsidiary. There has been no activity for the three months ended March 31, 2009.

RESULTS OF OPERATIONS

Revenue was $0 and $17,275 for the three months ended March 31, 2009 and 2008, respectively.

General and Administrative

General and Administrative was $190,326 and $127,426 for the three months ended March 31, 2009 and 2008, respectively. The decrease in general and administrative expenses relates to the reduction in consulting and legal services. Also the decrease is related to the cost of the Beijing Office which reduces our consulting and office rental expenses. Most of our current expenses focus on finding new clients for our company. We are beginning to incur expenses to take our clients public in the United States and begin trading on a US stock exchange. Both activities will help to improve the financials of the company.

Sales and Marketing Services

Sales and Marketing was $15,779 and $25,207 for the three months ended March 31, 2009 and 2008, respectively. The decrease in sales and marketing services relates to the reduction of the travel and hotel costs of staying in Beijing as we now have a Beijing office. Also there has been a decrease cost of hiring investor relations firms, marketing firms, and stock related services.

LIQUIDITY AND CAPITAL RESOURCES

We have cash and cash equivalents of $21,032 and $4,347 as of March 31, 2009 and December 31, 2008, respectively.

We have operating activities used in $28,815 and $198,622 for the three months ended March 31, 2009 and 2008, respectively. The difference is mainly attributable to the increase in revenues in the current year and increase in operating expenses of the Company.

Cash provided by financing activities was $45,500 and $204,649 for the three months ended March 31, 2009 and 2008, respectively. The decrease is due to repayment of accrued consulting fees with the common stock of the Company and advances from officers.

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

The Company had an unsecured promissory note in the amount of $100,000 with Goldwater Bank, in Scottsdale, Arizona dated June 1, 2008 at an interest rate of 7.00% per annum. This note matured on February 6, 2009. As of March 31, 2009 note remained unpaid. The company accrued $1,250 in related banking fees consistent with the terms of the agreement. The Company renegotiated the loan facility with Goldwater Bank and in May 6, 2009 at which point the Company entered into a secured promissory note in the amount of $90,000. The promissory note matures on May 6, 2011. The promissory note has an interest rate of 8% per annum. This promissory note is personally guaranteed by our CFO and CEO.

The Company advanced funds to its CEO during the course of business at a rate of 4.5% annual interest. As of March 31, 2009 and December 31, 2008 advances receivable from the CEO were $54,257 and $53,375, respectively.

The Company received advances from its two officers and a shareholder during the course of business at a rate of 4.5% interest. As of March, 31, 2009 and December 31, 2008 advances payable to the Company’s two officers and a shareholders were $59,347 and $33,300.

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

Our Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

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

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company's internal control over financial reporting as of March 31, 2009. In making this assessment, our Chief Executive Officer and Chief Financial Officer used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control -- Integrated Framework. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2009, our internal control over financial reporting was effective.

b) Changes in Internal Control over Financial Reporting.

During the Quarter ended March 31, 2009, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

WHERE YOU CAN FIND MORE INFORMATION

You are advised to read this Form 10-Q in conjunction with other reports and documents that we file from time to time with the SEC. In particular, please read our Quarterly Reports on Form 10-Q and our annual report on Form 10-K and Current Reports on Form 8-K that we file from time to time. You may obtain copies of these reports directly from us or from the SEC at the SEC’s Public Reference Room at 100 F. Street, N.E. Washington, D.C. 20549, and you may obtain information about obtaining access to the Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains information for electronic filers at its website http://www.sec.gov.

ITEM 1A

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

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS SECURITIES

There were no changes in securities and small business issuer purchase of equity securities during the period ended March 31, 2009 other than the issuance of 1,060,000 common shares to officers and consultants. We have sold or issued the following securities not registered under the Securities Act by reason of the exemption afforded under Section 4(2) of the Securities Act of 1933, within the last quarter. Except as stated below, no underwriting discounts or commissions were paid with respect to any of the following transactions. The offer and sale of the following securities was exempt from the registration requirements of the Securities Act under Rule 506 insofar as (1) except as stated below, each of the investors was accredited within the meaning of Rule 501(a); (2) the transfer of the securities were restricted by the company in accordance with Rule 502(d); (3) there were no more than 35 non-accredited investors in any transaction within the meaning of Rule 506(b), after taking into consideration all prior investors under Section 4(2) of the Securities Act within the twelve months preceding the transaction; and (4) none of the offers and sales were effected through any general solicitation or general advertising within the meaning of Rule 502(c).

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended March 31, 2009.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to the vote of securities holders during the period ended March 31, 2009.

ITEM 5.

OTHER INFORMATION

None

ITEM 6.

EXHIBITS

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EastBridge Investment Group Corporation.

/s/ Keith Wong
Keith Wong,
Chief Executive Officer

/s/ Norman Klein
Norman Klein
Chief Financial Officer
Date: May 15, 2009

August 16, 2006