Form 10-Q
period 2009-06-30
EastBridge Investment Group Corp
filed 2009-08-14
CIK 1378624

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ________

Commission File Number: 0-52282

———————

EastBridge Investment Group Corporation

(Exact name of small business issuer as specified in its charter)

———————

Arizona	86-1032927
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation)	Identification No.)

8040 E. Morgan Trail, Unit 18, Scottsdale, Arizona 85258

(Address of principal executive offices) (Zip Code)

(480) 966-2020

(Issuer’s telephone number)

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.001 par value per share

(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: Yes  ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☑   No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non–accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b–2 of the Exchange Act. (Check one):

Large accelerated filer ☐          Accelerated filer ☐          Non–Accelerated filer ☐  Small Business Issuer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act). Yes  ☐   No ☑

Transitional Small Business Disclosure Format (check one): Yes  ☐   No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 14, 2009
Common stock, No par value	131,214,839

EastBridge Investment Group Corporation

TABLE OF CONTENTS

Page

PART I - FINANCIAL INFORMATION

Item 1.        Condensed Consolidated Financial Statements (unaudited)

1

Condensed Consolidated Balance Sheets

1

Condensed Consolidated Statement of Operations

2

Condensed Consolidated Statements of Cash Flows

3

Notes to Condensed Consolidated Financial Statements

4

Item 2.        Management’s Discussion and Analysis or Plan of Operations

13

Item 3.        Quantitative and Qualitative Disclosures About Market Risk

20

Item 4.        Controls and Procedures

21

PART II - OTHER INFORMATION

Item 1.        Legal Proceedings

22

Item 1A.     Risk Factors

22

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds Securities

27

Item 3.        Defaults Upon Senior Securities

27

Item 4.        Submission of Matters to a Vote of Security Holders

27

Item 5.        Other Information

27

Item 6.        Exhibits

27

 CERTIFICATIONS

Exhibit 31 – Management certification

Exhibit 32 – Sarbanes-Oxley Act

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

EASTBRIDGE INVESTMENT GROUP CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2009	2008
	unaudited	audited
CURRENT ASSETS
Cash	$617	$4,347
Total current assets	617	4,347

Advances receivable from related party	60,220	53,375
TOTAL ASSETS	$60,838	$57,722

LIABILITIES AND STOCKHOLDERS' DEFICIT:

CURRENT LIABILITIES:
Accounts payable	$110,617	$26,287
Accrued expenses and other liabilities	600,917	381,509
Line of credit	86,250	100,000
Deferred revenue	82,702	––
Advances payable to related party	55,800	33,300
Total current liabilities	936,286	541,096

TOTAL LIABILITIES	936,286	541,096

CONTINGENCIES AND COMMITMENTS	––	––

STOCKHOLDERS' DEFICIT:
Preferred stock series A, no par value, 50,000,000 shares authorized; none issued and outstanding as of June 30, 2009 and December 31, 2008, respectively	––	––

Preferred stock series B, no par value, 50,000,000 shares authorized; none issued and outstanding as of June 30, 2009 and December 31, 2008, respectively	––	––

Common stock, no par value, 300,000,000 shares authorized; 127,814,839 and 126,554,839 issued and outstanding as of June 30, 2009 and December 31, 2008, respectively	4,222,225	4,201,825

Additional paid in capital	4,000	––
Accumulated deficit	(5,101,673)	(4,685,200)
Total stockholders' deficit	(875,449)	(483,375)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$60,838	$57,722

The accompanying notes are an integral part of these condensed consolidated financial statements.

EASTBRIDGE INVESTMENT GROUP CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Revenue	$––	$––	$––	$17,275
Total	––	––	––	17,275

OPERATING EXPENSES:
General and administrative	193,528	138,506	383,854	265,932
Selling and marketing	13,927	19,775	29,706	44,982
Total operating expenses	207,455	158,281	413,560	310,914
OPERATING LOSS	(207,455)	(158,281)	(413,560)	(293,639)

OTHER (INCOME) AND EXPENSES
Interest expense	2,463	518	4,160	912
Interest income	(664)	––	(1,246)	(50)
Gain on early extinguishment of debt	––	––	––	(20,878)
Total other (income) expense	1,798	518	2,913	(20,016)

INCOME (LOSS) BEFORE TAXES, MINORITY INTEREST, DISCONTINUED OPERATIONS	$(209,253)	$(158,799)	$(416,473)	$(273,623)

Minority interest	––	––	––	2,041
Income tax provision	––	––	––	2,257

NET LOSS	$(209,253)	$(158,799)	$(416,473)	$(277,921)

NET LOSS PER SHARE:
Basic and diluted:	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted:	127,814,839	112,469,839	127,714,287	112,469,839

The accompanying notes are an integral part of these condensed consolidated financial statements.

EASTBRIDGE INVESTMENT GROUP CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	June 30,
	2009	2008
	unaudited
Net loss	$(416,473)	$(277,921)

Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	4,600	4,500
Minority interest	––	550
Gain on the extinguishment of debt	––	(20,878)
Common stock issued for conversion of debt	20,000	––
Changes in operating assets and liabilities:
Accounts receivables	––	68,498
Accounts payables	84,330	(1,322)
Accrued liabilities	219,207	220,117
Deferred revenue	82,702	––
Net cash used in operating activities	(5,634)	(6,456)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of note payable	(13,750)	––
Advances to affiliate	(6,846)	––
Proceeds from line of credit	––	75,000
Repayment of advances from affiliate	(15,200)	(5,219)
Advances from affiliate	37,700	(35,000)
Net cash provided by financing activities	1,904	34,781

INCREASE IN CASH	(3,730)	28,325
CASH, BEGINNING OF PERIOD	4,347	59,162
CASH, END OF PERIOD	$617	$87,487

SUPPLEMENTAL CASH FLOW INFORMATION

Interest paid	$1,246	$517
Taxes paid	$––	$––
Issuance of company stock for accrued liabilities	$20,000	$215,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

EASTBRIDGE INVESTMENT GROUP CORPORATION

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008

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

On August 23, 2002, we entered into an agreement with Providential Holding, Inc. (“Providential”) to sell all the issued and outstanding shares of EastBridge. For consideration, Providential agreed to deliver (i) $250,000 in non-interest bearing promissory notes, payable 270 days after closing, (ii) $250,000 in non-interest bearing promissory notes, payable 180 days after closing, (iii) 3,000,000 shares of restricted stock of Providential with an option of additional shares to be issued after 270 days if the stock price does not reach $0.30 and (iv) 1,000,000 shares of restricted stock of Providential with an option of additional shares to be issued after one year if the stock price does not reach $0.30. The transaction between the original stockholders and Providential was consummated as of October 17, 2003. On June 30, 2005 the Company and Providential, agreed to a financial and ownership restructuring and executed a formal agreement to return the majority ownership of EastBridge to its original stockholders in exchange for a forgiveness of notes and obligations owed to the Company and its original stockholders. The total amount of the debt forgiven was $1,932,617 and is recorded as paid-in capital by the majority original stockholders in the 2005 financial statement. As a result of the re-structuring, Providential has become a minority stock holder and the original stockholders of the Company have become the majority stockholders as a group.

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

EastBridge is one of the very few United States companies solely concentrated in marketing financial services to the small to mid-size, but large number, of Asian companies that require financial services to assist them in expanding in their local markets. Usually, the first step is to help its clients become a public company in the US capital market. EastBridge currently has thirteen (13) clients that it intends to assist in becoming public companies, reporting pursuant to the Securities Exchange Act of 1934, as amended in the United States and lists each company in a U.S. stock exchange. All clients are located in Asia. . All of these transactions are described in more detail in the Management Discussion and Analysis section of this quarterly report.

In January, 2007, we formed Fiber One Limited (“Fiber One”) in Hong Kong as a wholly owned subsidiary of EastBridge to provide calibration and maintenance services to fiber optic companies in Asia, mainly in China and Japan. On June 11, 2007, we distributed 5.0% of Fiber One to our shareholders of record on June 11, 2007. Accordingly, the results of Fiber One have been consolidated with those of EastBridge’s from the date of formation of Fiber One. EastBridge has formed other subsidiaries since the formation of Fiber One – these are noted below and in the Management Discussion and Analysis section. For most of these subsidiaries, EastBridge intends to distribute part of its ownership to its shareholders in the form of dividend shares as permitted under the Securities Act of 1933, as amended.

A list of the Company’s subsidiaries includes: Arem Pacific Corporation, General Farms Corporation, Energy Corporation, Sunyi International Group Corporation, Wonder International Education and Investment Group Corporation, Alpha Green Energy Ltd., Huang Wei Pharmacy Group Holdings Ltd., International Bio-Phosphorus Group Corporation and China Properties Corporation which are all Arizona Corporations, and Fiber One Ltd. which is a Hong Kong Corporation. All of the aforementioned subsidiaries had no activity during the six months ended June 30, 2009.

NOTE 2 BASIS OF PRESENTATION

Interim Financial Statements

 The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months period ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. For further information, refer to the financial statements and footnotes thereto included in our Form 10-K Report for the fiscal year ended December 31, 2008.

NOTE 3 GOING CONCERN

As indicated in the accompanying financial statements, the Company has incurred cumulative net operating losses of $5,101,673 since inception until the new acquisition. We place no assurance on the on going operations of our new subsidiaries. So far, most of the working capital has been provided by the Company's management team members. They have done so since EastBridge's inception and have indicated their continued support for EastBridge; however, there is no assurance that additional funds will be advanced. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Revenue Recognition

Revenue includes product sales (financial services provided to EastBridge clients). The Company recognizes revenue from product sales in accordance with Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition in Financial Statement” which is at the time customers are invoiced at shipping point, provided title and risk of loss has passed to the customer, evidence of an arrangement exists, fees are contractually fixed or determinable, collection is reasonably assured through historical collection results and regular credit evaluations, and there are no uncertainties regarding customer acceptance.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At June 30, 2009, and December 31, 2008, respectively, cash and cash equivalents include cash on hand and cash in the bank.

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

The Company adopted the provisions of FASB Interpretation No. 48; "ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES-AN INTERPRETATION OF FASB STATEMENT NO. 109" ("FIN 48"). FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating the Company's tax positions and tax benefits, which may require periodic adjustments. At June 30, 2009, the Company did not record any liabilities for uncertain tax positions.

Concentration of Credit Risk

The Company maintains its operating cash balances in banks in Phoenix, Arizona. The Federal Depository Insurance Corporation (FDIC) insures accounts at each institution up to $250,000 until June 30, 2009.

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

Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles

In June 2009, the Financial Accounting Standards Board issued Statement “FASB” issued Statement No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 168”). SFAS No. 168 will become the single source of authoritative nongovernmental U.S. generally accepted accounting principles (“GAAP”), superseding existing FASB, American Institute of Certified Public Accountants (“AICPA”), Emerging Issues Task Force (“EITF”), and related accounting literature. SFAS No. 168 reorganizes the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure. Also included is relevant Securities and Exchange Commission guidance organized using the same topical structure in separate sections. SFAS No. 168 will be effective for financial statements issued for reporting periods that end after September 15, 2009. This statement will have an impact on the Company’s financial statements since all future references to authoritative accounting literature will be references in accordance with SFAS No. 168. The Company will adopt the use of the Codification for the quarter ending September 30, 2009. The Company is currently evaluating the effect on its financial statement disclosures since all future references to authoritative accounting literature will be references in accordance with the Codification.

Subsequent Events

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events”.(“SFAS No. 165”) This Statement establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date and is effective for interim and annual periods ending after June 15, 2009. We are currently assessing the impact of the adoption of SFAS 165, if any, on our financial position, results of operations or cash flows.

Interim Disclosure about Fair Value of Financial Instruments

In April 2009, the FASB issued FASB Staff Position “FSP” No. SFAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”. This FSP amends SFAS No. 107 to require disclosures about fair values of financial instruments for interim reporting periods as well as in annual financial statements. The FSP also amends Accounting Principles Board Opinions “APB Opinion” No. 28 to require those disclosures in summarized financial information at interim reporting periods. This FSP becomes effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The adoption of this FSP is not expected to have a material impact on our consolidated financial statements.

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

Disclosure about Derivative Instruments and Hedging Activities

In March 2008, the FASB issued SFAS No. 161, “Disclosure about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133.” This statement requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. The Company was required to adopt SFAS No. 161 on January 1, 2009. The adoption of SFAS No.161 on January 1, 2009 did not have a material effect on the Company’s consolidated financial statements

Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of SFAS No. 115,” which becomes effective on February 1, 2008, permits companies to choose to measure many financial instruments and certain other items at fair value and report unrealized gains and losses in earnings. Such accounting is optional and is generally to be applied instrument by instrument. The election of this fair-value option did not have a material effect on its consolidated financial condition, results of operations, cash flows or disclosures.

Fair Value Measurements

In September 2006, the FASB No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value investments. SFAS No. 157 was effective for financial assets and liabilities on January 1, 2008. The statement deferred the implementation of the provisions of SFAS No. 157 relating to certain non-financial assets and liabilities until January 1, 2009. The adoption of SFAS No.157 on January 1, 2009 for financial assets and liabilities did not have a material effect on the Company’s consolidated financial statements.

Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly

In April 2009, the FASB issued FSP FAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly". This FSP provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS No. 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. The Company is currently assessing the impact of FSP FAS No. 157-4 on its financial position and results of operations.

Recognition and Presentation of Other-Than-Temporary Impairments

In April 2009, the FASB issued FSP FAS No. 115-2 and FAS No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments ". The objective of an other-than-temporary impairment analysis under existing U.S. generally accepted accounting principles (GAAP) is to determine whether the holder of an investment in a debt or equity security for which changes in fair value are not regularly recognized in earnings (such as securities classified as held-to-maturity or available-for-sale) should recognize a loss in earnings when the investment is impaired. An investment is impaired if the fair value of the investment is less than its amortized cost basis. FSP FAS No. 115-2 and FAS No. 124-2 is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. Earlier adoption for periods ending before March 15, 2009, is not permitted. The Company is currently assessing the impact of FSP FAS No. 115-2 and FAS No. 124-2 on its financial position and results of operations.

Interim Disclosures about Fair Value of Financial Instruments

In April 2009, the FASB issued FSP FAS No. 107-1 and APB No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments". This FSP amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. FSP FAS No. 107-1 is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company is currently assessing the impact of FSP FAS No. 107-1 on its financial position and results of operations

Amendments to the Impairment Guidance of EITF Issue No. 99-20

In January 2009, the FASB issued FSP Emerging Issues Task Force ("EITF") Issue No. 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20". This FSP amends the impairment guidance in EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets,” to achieve more consistent determination of whether an other-than-temporary impairment has occurred. The FSP also retains and emphasizes the objective of another than- temporary impairment assessment and the related disclosure requirements in FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, and other related guidance. This Issue is effective for interim and annual reporting periods ending after December 15, 2008, and shall be applied prospectively. Retrospective application to a prior interim or annual reporting period is not permitted. The adoption of FSP EITF 99-20-1 did not have a material effect on the Company’s consolidated financial statements

Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing

In June 2009, the FASB issued FSP Emerging Issues Task Force ("EITF") Issue No. 09-1, “Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing”. This Issue is effective for fiscal years beginning on or after December 15, 2009, and interim periods within those fiscal years for arrangements outstanding as of the beginning of those fiscal years. Share lending arrangements that have been terminated as a result of counterparty default prior to the effective date of this Issue but for which the entity has not reached a final settlement as of the effective date are within the scope of this Issue. This Issue requires retrospective application for all arrangements outstanding as of the beginning of fiscal years beginning on or after December 15, 2009. This Issue is effective for arrangements entered into on or after the beginning of the first reporting period that begins on or after June 15, 2009. Early adoption is not permitted. The Company is currently assessing the impact of FSP EITF 09-1 on its financial position and results of operations.

NOTE 5 – RELATED PARTY TRANSACTIONS

The Company advanced funds to its CEO during the course of business at a rate of 4.5% annual interest. As of June 30, 2009 and December 31, 2008 advances receivable from the CEO were $60,220 and $53,375, respectively.

The Company received advances from its CFO and a shareholder during the course of business at a rate of 4.5% interest. As of June 30, 2009 and December 31, 2008 advances payable to the Company’s CFO and a shareholder were $55,800 and $33,300.

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

During the three months ended March 31, 2008, the Company issued 1,166,666 common shares to our two officers respectively, with a total issued of 2,333,333 common shares.  The shares issued are for the payment of the officers consulting fees that have accrued therefore the Company has reduced the accrued consulting fees by $215,000.  The shares were issued at $.09 per share based on the trading date of the share value.

As of June 30, 2009 and December 31, 2008 the balances due to the two officers relating to their consulting agreements were $310,000 and $110,000, respectively.

NOTE 6 – EQUITY

As of June 30, 2009, EastBridge had 127,814,839 shares of no par common stock issued and outstanding with 300,000,000 shares authorized.

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

During the three months ended June 30, 2009, the Company issued 200,000 shares of common stock to a consultant for services rendered. The Company shares were issued at $.016 per which was the trading value of the stock at the date of issuance. The Company expensed $3,200.

During the three months ended March 31, 2008, the Company issued 1,166,666 common shares to our two officers, respectively, with a total issued of 2,333,333 common shares.  The shares issued are for the payment of the officers consulting fees that have accrued therefore the Company has reduced the accrued consulting fees by $215,000.  The shares were issued at $.09 per share based on the trading date of the share value.

During the three months ended June 30, 2008 the Company did not issue any common shares.

In September of 2008 EastBridge authorized 100,000,000 shares of Preferred shares with no par value, of which the Company split evenly between Series A and Series B for 50,000,000, respectively. As of June 30, 2009 no shares of Preferred Stock in Series A or Series B were issued and outstanding.

NOTE 7 – GAIN ON THE SETTLEMENT OF DEBT

During the March 31, 2008, the Company recorded a $20,878 gain on the settlement of debt. The gains are reflected in “other income” on the accompanying Statements of Operations.

NOTE 8 - PROPERTY AND EQUIPMENT

The Company does not have any property and equipment as of June 30, 2009.

NOTE 9 – NOTE PAYABLE

Notes payable comprise the following as of:

	June 30, 2009	December 31, 2008
Unsecured promissory note with Goldwater Bank, in Scottsdale, Arizona dated June 1, 2008 at an interest rate of 7.00% per annum. This note matured on February 6, 2009. The note was renewed in May, 2009 with a two year term. As of June 30, 2009 the principle balance of $86,250 remains due and payable. The Company has accrued $1,250 in related banking fees consistent with the terms of the agreement.	$86,250	$100,000
Total long-term note payable	86,250	100,000
Less current portion	86,250	100,000
Long-term portion of note payable	$0	$0

NOTE 10 – INCOME TAXES

The provision (benefit) for income taxes from continued operations for the period ended June 30, 2009 consist of the following:

	June 30, 2009		June 30, 2008
Current:
Federal	$		$
State
Deferred:
Federal		$133,021		$90,057
State		22,770		15,416
		155,791		105,473
Benefit from the operating loss carryforward		(155,791)		(105,473)
(Benefit) provision for income taxes, net		$––		$––

The difference between income tax expense computed by applying the federal statutory corporate tax rate and actual income tax expense is as follows:

	June 30, 2009	June 30, 2008
Statutory federal income tax rate	34.0%	34.0%
State income taxes and other	9.0%	9.0%
Effective tax rate	40.0%	40.0%

Deferred income taxes result from temporary differences in the recognition of income and expenses for the financial reporting purposes and for tax purposes. The tax effect of these temporary differences representing deferred tax asset and liabilities result principally from the following:

	June 30, 2009	June 30, 2008
Net operating loss carryforward	155,791	105,473
Valuation allowance	(155,791)	(105,473)
Deferred income tax asset	$––	$––

The Company has a net operating loss carryforward of approximately $5,101,673 available to offset future taxable income through 2030.

NOTE 9 – SUBSEQUENT EVENTS

The Company entered into an agreement to sell Fiber One, Ltd for $105,000 on April 10, 2009 subject to the final accounting records being delivered to the new owner. The "Company" for sale is: Fiber One Limited, located in Hollywood Plaza, 610 Nathan Road, Kowloon, Hong Kong. Business started in January of 2007.

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

The purchase price shall be US$105,000 dollars cash. $50,000 deposit due on signing. Delivery of Shares on the Closing Date, Seller shall deliver a board resolution to Buyer to authenticate the transaction and relinquish all the 95% equity of the Company to Buyer. The closing of this transaction has been extended to November 30, 2009.

Subsequent to the three months ended June 30, 2009, the Company issued 1,700,000 common shares to our two officers respectively, with the total issued of 3,400,000 common shares.  The shares issued are for the payment of the officers consulting fees that have accrued; therefore the Company has reduced the accrued consulting fees by $78,000.  The shares were issued at $.023 per share based on the trading date of the share value.

**********

In this Quarterly Report on Form 10-Q, “Company,” “our company,” “us,” and “our” refer to EastBridge Investment Group Corporation and its subsidiaries unless the context requires otherwise.

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

Overview

We provide financial consulting services including public offering guidance, joint venture, and merchant banking services, to the small to medium-size businesses in China and other Asian countries. Normally, our first step is to help our clients become US public companies reporting pursuant to the Securities Exchange Act of 1934, as amended. Our target clients are mostly in China, Hong Kong, and Australia. We focus on short-term investment opportunities where the expected return is within a one to two year period and the potential gain is substantial for both parties. We generally seek transactions where we can assist in uncovering hidden value after our participation. Keith Wong (our President and Chief Executive Officer) and Norman Klein (our Chief Financial Officer) each have over twenty years of experience in the industrial, sales and financial industries. Our management believe they can understand our prospective client's business quickly and are capable to take fast and decisive actions to achieve business opportunities for our client. We plan China, Australia and Hong Kong to be our immediate focus and become our prospective revenue centers in 2009 and 2010. We plan to expand to other Asian countries after 2010 assuming that the business environment is positive at that time.

 Many of the services we provide to our clients are as follows: assisting the client through audit preparation, legal process preparation, business plan development, web site development, strategic development and execution, selection of SEC approved auditor and attorneys, consultation during the SEC audit and legal process.

A new strategy has emerged during this past year. We seek business opportunities that provide us with a 51% ownership stake in the client’s company. Each of these acquisitions will be a subsidiary of our company. We intend to eventually take each of these companies public in the United States. In short term, we are able to provide the necessary capital for these companies to expand their business.

Financial Services

Our products and services consist of financial services that help small-to-medium-sized companies obtain capital to grow their business. Our financial services will be in the form of assisting the small-to-medium-sized companies in presenting Initial Public Offerings, engaging in Joint Ventures, acquiring Wholly Foreign Owned Enterprises, and assistance with Guaranteed Return Ventures, Investment Banking, Financial Advisory Services or any other financial services allowed by the local government and in compliance with the Securities and Exchange Commission regulations. Under a Guaranteed Return Venture agreement, we will contribute our intellectual capital in an enterprise through knowledge, or good will. In return, the enterprise will provide a written guarantee that we will receive a certain percentage of its profits. Further, the enterprise will guarantee that it will pay a specified minimum profit to us. If the enterprise fails to do so, we will be entitled to its total profit in any agreed period of interest.

We also provide marketing, sales, and strategic planning services for its clients to assist them in entering the United States market.

We maintain a company website at: www.EbigCorp.com, the contents of which are not a part of this filing. Our business plan is to provide financial services, including public offering guidance, joint venture, and merchant banking advice to small-to-medium-sized businesses in Asia. Through the public offering guidance service, we will provide consultation to our clients in the areas of: auditing, legal process, investor relations, public relations, and we will provide details on marketing, sales, and strategic planning services. Specifically, our management will provide our clients with valuable information about the U.S. stock market, and its general entry requirements. Further, our management will advise our clients on the pertinent information about U.S. investors before becoming reporting companies.

Our target clients are mostly in the Chinese territories and other Asian countries. Our management searches for opportunities to enhance hidden values to our clients. Though we focus on opportunities that can create value for both our shareholders and clients, we cannot provide any assurance that such opportunities will create value for our shareholders, or otherwise increase the value of their investment in our company.

Products and Marketing

Our main business plan is to provide information on listing services for companies that want to be listed on a United State’s stock exchange. We will also develop joint ventures and provide merchant banking services to our clients. Our potential income sources are derived from the following:

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

Competition

At this time, we are unaware of any other companies that offer similar services with the same focus in Asia. Our management believes that larger investment firms may find the smaller Asian companies to be uneconomical for their resource investment. Further, the smaller companies may lack the knowledge capital to penetrate the barriers because of geographical, political, linguistic, cultural, or economy-of-scale reasons. However, the major brokerage and financial service companies, as well as some smaller companies, have competent advertising and marketing capabilities. Therefore, our management expects competition to increase in the near future.

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

Government Approval and Regulation of Industry

We face risks posed by any adverse laws and regulations affecting our business plans that may be enacted by the U.S. and foreign governments. In order to conduct our business in Asia, we will need to obtain some or all of the following licenses, approvals and/or concessions from the country we are in: Business registration, Tax certificate, Right to conduct Business Certificate, Employment Approval, Residency Approval, Asset Appraisal, Acquisition Approval, Import/Export License and Foreign Remission Approval. The list is subject to additions, dependant on a particular business sector we decide to enter into in the various Asian countries. We are subject to government approvals and concessions. There are no proclamations that we need to obtain all of the approvals and licenses above; nor is there a guarantee that we will obtain any of the approvals and licenses when we are required to do so.

Business Strategies

We provide financial services including public offering guidance, joint venture, and merchant banking services, to the small to medium-size businesses in China, India and other Asian countries. Normally, our first step is to help our clients become US public companies reporting pursuant to the Securities Exchange Act of 1934, as amended. Our target clients are mostly in China, Hong Kong, and Australia. We focus on short-term investment opportunities where the expected return is within a one to two year period and the potential gain is substantial for both parties.

A new strategy has emerged during this past year. We plan to acquire several companies and own a minimum 51% stake in each company. Each of these acquisitions will be a subsidiary of our company. We intend to eventually take each of these companies public in the United States. In short term, we are able to provide the necessary capital for these companies to expand their business.

We currently have thirteen (13) clients that we are assisting with the process to register them with the Securities and Exchange Commission as public reporting companies in the United States and help them to begin trading their stock on a United States stock exchange. Management anticipates, but can provide no assurances, that some of these clients will go public in the United States and begin trading their stock in 2009 or 2010. We have currently formed several subsidiaries. We expect most of our clients to merge with one of our subsidiaries in the near future. After the mergers are completed, then our management will begin providing the listing services to commence the process to take these companies public and to begin trading their stock on a U.S. stock exchange. We may also choose to take some of the clients’ public directly without merging them with a subsidiary. Below is a summary of our clients and subsidiaries. Management expects, but cannot guarantee, that our financials should also improve significantly in late 2009 or early 2010 once our clients complete the registration process with the Securities and Exchange Commission as public reporting companies. Once a client is registered as a public company and its stock begins trading in a U.S. stock market, then we will, as permitted under GAAP, record the value of its stock in that client as revenue for that quarter and also record the value as an asset on its balance sheet. We typically receive a 10 to 20% equity position in a client as consideration for our services along with cash fees.

Current Listing Clients

Wenda Professional College

We are providing listing services to Wenda, a major regional professional college located just west of Shanghai, China. It offers professional and vocational educational programs to assist post high school students to improve their skills for higher paying jobs. Wenda offers programs mainly in the computer related IT sectors such as network design, hardware technology, computer graphics, CAD, animation, network database and network security. We will receive restricted stock in Wenda as consideration for our services. We are currently working with Wenda to complete its requisite audit for the fiscal years 2007 and 2008. The field audit has been completed and we are currently working with the SEC auditor to complete the final report and issue the financials for 2007 and 2008 along with the first and second quarter financials for 2009 for Wenda. We are also working with Wenda to complete its SEC registration documents which are necessary to file with the SEC as a prospective public company. We have formed a United States subsidiary, called Wonder International Education & Investment Group Corporation. Wenda will merge in this U.S. subsidiary in the near future as part of the listing process. For its services, we will own an equity position of approximately 17% in this U.S. public company, called Wonder. No stock has been distributed to our shareholders as of August 14, 2009.

Jinkuizi Science & Technology Company

As of October 27, 2008, EastBridge executed a definitive listing agreement with Jinkuizi Science & Technology Company located in Foshan, China. Jinkuizi develops and manufactures environmentally safe fertilizers in China and Southeast Asia. For its services, we have received a cash fee and an equity position in the eventual United States subsidiary that Jinkuizi will merge into as part of the process to go public in the U.S. and become listed on a U.S. stock exchange. We are assisting Jinkuizi in completing its audit for fiscal years 2007 and 2008 and in completing the review of the first and second quarters of 2009. The field work of Jinkuizi has been completed and we are working with the SEC auditor to complete the final report and financials for 2007, 2008 and for the first and second quarters of 2009. We formed a U.S. subsidiary for Jinkuizi called International Bio-Phosphorus Group Corporation. We are also beginning to work with Jinkuizi on the SEC registration process.

Alpha Green Energy Company

On February 19, 2009, we entered into a listing agreement with Alpha Green Energy Company, a company based in Phoenix, Arizona. Alpha Green is a holding company that owns a subsidiary in Guizhou, China. The subsidiary’s main business is electricity production using renewable bio-mass from the agricultural industry in China. For its services, we will be compensated with a cash fee plus equity in Alpha Green. EastBridge will also assist in a capital raise for Alpha Green.

Alpha Green has also agreed to purchase Fiber One, our subsidiary in Hong Kong, for a cash fee. The closing of this transaction has been extended to November 30, 2009.

Huang Wei Pharmaceutical Company

We are providing listing services to Huang Wei, a well know Chinese pharmaceutical company located approximately two hours from Beijing, China. We intend to list Huang Wei in a United States stock market within the next 12 to 18 months. Huang Wei has recently added over thirty drug approvals from the Chinese FDA. Its products range from the special anti-flammitory to blood pressure-lowering drugs. We will receive restricted stock of Huang Wei as consideration for its services. We are currently assisting Huang Wei with preparing for its audit for fiscal years 2007 and 2008. We have formed a United States subsidiary called Huang Wei Pharmacy Group Holdings Limited. For its services, we will own approximately 13% in the U.S. subsidiary, called Huang Wei Pharmacy Group Holdings Limited.

AREM Pacific Corporation

On April 30, 2009, Arem Pacific Corporation has signed a new listing agreement with our company. Arem Pacific Corporation has signed a joint venture agreement with Hunan Construction Company of China. We will assist Arem Pacific Corporation to take the Joint Venture public in the United States and trade on a U.S. stock exchange. Details of this new listing agreement will be announced in the near future, as appropriate.

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

As of September, 2008, the Arem Wines Pty, Ltd Company is Australia has been dissolved. A new company called, Arem Pacific Corporation was formed with a new set of directors and officers along with a new ownership structure. The U.S. subsidiary’s name was also changed to Arem Pacific Corporation. We continue to own 15% of this subsidiary and our shareholders continue to own 5% of this new entity. As of December, 2008, Arem Pacific Corporation and our company have mutually agreed to postpone the listing process until after a restructure process for Arem is complete and the world’s economy and market conditions improve. As of December, 2009, Arem Pacific Corporation has not issued any stock to its shareholders.

For the six months ended June 30, 2009, no stock has been distributed to its shareholders for this subsidiary. There has been no activity for the three months ended June 30, 2009.

Yewo Group

We will provide listing services to Yewo Group, a diversified holding company. Yewo owns and operates two shopping centers, several distribution centers and a theme park resort center. Yewo plans to build and operate a Golf Resort in Nanjing, a Chinese city which is approximately two hours from Shanghai, China. . We formed a United States subsidiary, called Sunyi International Group Corporation. Yewo’s management has decided to put a hold on the listing process to complete a restructure of their company.

Tianjin Heavy Steel

On December 3, 2006, we entered into a listing agreement with Tianjin Hui Hong Heavy Steel Construction Co., Ltd ("Tianjin"), a company registered in China. Under the agreement, we agreed to assist Tianjin to become listed as a reporting company pursuant to the Securities Exchange Act of 1934, as amended in the United States within eighteen months from the execution date of the contract. We agreed to pay for certain legal, auditing, IR/PR, and advisory costs in conjunction with the listing process. Tianjin issued 15% of its outstanding common stock to the Company as consideration for its services on the date of execution of the contract. The shares are restricted stock pursuant to Rule 144 under the Securities Act of 1933, as amended. If we fail to list the client as a reporting company within the contract term, then we agreed to sell all the shares to the client for a nominal cost, unless the parties mutually agree to an extension. As of December, 2008, Tianjin and our company have mutually agreed to postpone the listing process until the world’s economy and market conditions improve.

Ning Guo

On January 6, 2007, we entered into a listing agreement with Ning Guo Shunchang Machinery Co., Ltd. ("Ning Guo"), a company registered in China. Under the agreement, we agreed to assist Ning Guo to become listed as a reporting company pursuant to the Securities Exchange Act of 1934, as amended in the United States. We agreed to pay for certain legal, auditing, IR/PR, and advisory costs in conjunction with the listing process. Ning Guo issued 20% of their company’s common stock to us as consideration for its services on the date of execution of the contract. The shares are restricted stock pursuant to Rule 144 under the Securities Act of 1933, as amended. If we fail to list the client as a reporting company within the contract term, then we agreed to sell all the shares to the client for a nominal cost, unless the parties mutually agree to an extension. As of December, 2008, Ning Guo and our company have mutually agreed to postpone the listing process until the world’s economy and market conditions improve.

GinKo

On July 24, 2007, we entered into a listing agreement with Hefe GinKo Real Estate Company, Ltd. (“GinKo”), a company registered in Anhui, China. Under the agreement, we agreed to assist GinKo to become listed as a reporting company pursuant to the Securities Exchange Act of 1934, as amended in the United States. We agreed to pay for certain legal, auditing, IR/PR, and advisory costs in conjunction with the listing process. GinKo issued 18% of their company’s common stock to us as consideration for its services on the date of execution of the contract. The shares are restricted stock pursuant to Rule 144 under the Securities Act of 1933, as amended. If we fail to list the client as a reporting company within the contract term, then we agreed to sell all the shares to the client for a nominal cost, unless the parties mutually agree to an extension. As of December, 2008, GinKo and our company have mutually agreed to postpone the listing process until the world’s economy and market conditions improve.

Beijing Power Plant Equipment Company (ZZH)

We will provide listing services to ZZH, a major coal fired ignition equipment manufacturer for electricity power plants. Under the agreement, we agreed to assist ZZH to become listed as a reporting company pursuant to the Securities Exchange Act of 1934, as amended in the United States ZZH sells energy saving ignition equipment to control coal consumption in power plants and have been granted several critical patents for its core technology. ZZH currently provides equipment to save fuel and lower pollution to numerous major Chinese power plants, including the one providing power to Beijing-Da Tang Electricity Company. Coal is the main source of electricity generation in China and a major source in the U.S. We will receive restricted stock of ZZH as consideration for its services. As of December, 2008, ZZH and our company have mutually agreed to postpone the listing process until the world’s economy and market conditions improve.

Ji-Bo Pipes and Valves Company

We acquired a controlling interest in Ji-Bo, located in Zhejiang, China. We agreed to issue 1 million shares of B-preferred stock in exchange for 51% controlling interest in Ji-Bo. Ji-Bo is well known supplier of copper parts to the plumbing industry in China. As of December, 2008, our company and Ji-Bo have agreed to cancel the acquisition agreement and execute a listing agreement between the two companies. For its services, we will receive a cash fee and an equity position in the U.S. subsidiary that Ji-Bo will merge into as part of the process to go public in the U.S. and become listed on a U.S. stock exchange pursuant to the Securities Exchange Act of 1934, as amended. As of June 30, 2009, the two companies have not agreed to the final terms of the listing agreement. Further negotiations are required.

Aoxing Corporation

We acquired a controlling interest in Aoxing, located in Jiangxi, China. We agreed to issue 1 million shares of A-preferred stock in exchange for 51% controlling interest in Aoxing. Aoxing manufactures copper alloy electrical cables for the domestic (China) and international markets. As of December, 2008, our company and Aoxing have agreed to cancel the acquisition agreement and execute a listing agreement between the two companies. For its services, we will receive a cash fee and an equity position in the United States subsidiary that Aoxing will merge into as part of the process to go public in the U.S. and become listed on a U.S. stock exchange pursuant to the Securities Exchange Act of 1934, as amended.  As of June 30, 2009, the two companies have not agreed to the final terms of the listing agreement. Further negotiations are required.

HaoHai Media Company

As of October 7, 2008, we signed a definitive listing agreement with HaoHai, which is located in Hangzhou, China. HaoHai is a television media company selling advertisement time to the pharmaceutical companies in China. For its services, we will receive a cash fee and an equity position in the eventual U.S. subsidiary that HaoHai will merge into as part of the process to go public in the U.S. and become listed on a U.S. stock exchange pursuant to the Securities Exchange Act of 1934, as amended. Currently, our company and HaoHai have agreed to postpone the listing agreement until the world’s economy and market conditions improve.

Inactive Subsidiaries of EastBridge

Fiber One Ltd (an EastBridge Subsidiary in Hong Kong)

During July 2007, we organized Fiber One, Ltd. a Hong Kong based subsidiary of EastBridge. Fiber One is wholly owned by EastBridge. Fiber One provides services to the fiber optics industry in China and other Far East countries. Fiber One is currently providing calibration service to Amonics of Hong Kong. Fiber One is an active subsidiary of our company and receiving revenue from Amonics. As of December, 2008, Amonics has cancelled its listing and maintenance agreement with us. Therefore, Fiber One is currently an inactive subsidiary. As of April 10, 2009, Alpha Green Energy Company, one of our listing clients, has agreed to purchase Fiber One for a cash fee of $105,000. The closing of this transaction has been extended. We are currently working with a SEC auditor to complete the audit of Fiber One for the years 2007 and 2008 and completing the review of the first two quarters of

2009. The field work of Fiber One has been completed and we are working with the SEC auditor to write the final audit report and provide the financials for 2007 and 2008 along with the financials for the first and second quarters of 2009. This is being completed in anticipation of Fiber One being purchased by Alpha Green. The closing of this potential purchase has been extended to November 30, 2009. There has been no activity in Fiber One during the past six months ending on June 30, 2009.

General Farms Corporation (EastBridge Subsidiary)

On November 27, 2007, we organized General Farms Corporation (“General Farms”) a wholly owned subsidiary of EastBridge. A stock dividend of 5% of General Farm's common stock, or 10,000,000 shares, was intended to be distributed to our shareholders of record as of Nov 16, 2007. Under the terms of the share exchange agreement, the new stock ownership structure would be: 85% owned by EastBridge and 5% owned by our shareholders of record as of Nov 16, 2007. As of December 5, 2007, Rhino Two Horns merged with General Farms Corporation. Under the terms of the merger, the new stock ownership structure would be: 15% owned by EastBridge, 5% owned by EastBridge shareholders and 80% owned by Rhino’s beneficiaries. In the 3rd quarter of 2008, Rhino cancelled its contract with us dissolving the above merger with General Farms Corporation. For the six months ended June 30, 2009, no stock has been distributed to its shareholders for this subsidiary. There has been no activity for the three months ended June 30, 2009.

Energy Corporation (EastBridge Subsidiary)

On November 27, 2007, we organized Energy Corporation (“Energy”) a wholly owned subsidiary of EastBridge. On December 28, 2007, we announced that we will distribute a stock dividend of 5% of Energy Corporation’s common stock of 10 million shares, on a pro-rata basis and with no considerations to our shareholders of record on that date. We did not distribute the stock as of December 31, 2007. Energy Corporation, our wholly owned subsidiary, focuses on energy equipment manufacturers and the energy distribution business in Asia. Energy Corporation is presently an inactive subsidiary. For the three months ended June 30, 2009, no stock has been distributed to its shareholders for this subsidiary. There has been no activity for the six months ended June 30, 2009.

China Properties Corporation (EastBridge Subsidiary)

On November 27, 2007 we organized China Properties Corporation (“China Properties”) a wholly owned subsidiary. We announced a stock dividend announcement to distribute 5% of China Properties’ common stock of 10,000,000 shares, on a pro-rata basis and without considerations to its shareholders of record on Friday, November 30, 2007. China Properties Corporation focuses on real estate development and construction business in Asia. China Properties is presently an inactive subsidiary. For the three months ended June 30, 2009, no stock has been distributed to its shareholders for this subsidiary. There has been no activity for the six months ended June 30, 2009.

RESULTS OF OPERATIONS

Revenue was $0 and $17,275 for the three months ended June 30, 2009 and 2008, respectively.

General and Administrative

General and Administrative was $193,481 and $138,506 for the three months ended June 30, 2009 and 2008, respectively as compared to $383,854 and $265,932 for the six months ended June 30, 2009 and 2008 respectively. The decrease in general and administrative expenses for the three months ended relates to the reduction in consulting and legal services. Also the decrease is related to the cost of the Beijing Office which reduces our consulting and office rental expenses. Most of our current expenses focus on finding new clients for our company. We are beginning to incur expenses to take our clients public in the United States and begin trading on a US stock exchange. Both activities will help to improve the financials of the company.

Sales and Marketing Services

Sales and Marketing was $13,781 and $19,775 for the three months ended June 30, 2009 and 2008, respectively as compared to $29,706 and $44,982 for the six months ended June 30, 2009 and 2008 respectively. The decrease in sales and marketing services relates to the reduction of the travel and hotel costs of staying in Beijing as we now have a Beijing office. Also there has been a decrease cost of hiring investor relations firms, marketing firms, and stock related services.

LIQUIDITY AND CAPITAL RESOURCES

We have cash and cash equivalents of $617 and $4,347 as of June 30, 2009 and December 31, 2008, respectively.

We have operating activities used in $5,634 and $6,456 for the six months ended June 30, 2009 and 2008, respectively. The difference is mainly attributable to the increase in revenues in the current year and increase in operating expenses of the Company.

Cash provided by financing activities was $1,904 and $34,781 for the six months ended June 30, 2009 and 2008, respectively. The decrease is due to repayment of advances from affiliates of $15,200 and $5,219 for the six months ended June 30, 2009 and 2008, respectively. We received advances from affiliates of $37,700 and $0 for the six months ended June 30, 2009 and 2008 respectively. Also we repaid our line of credit of $13,750 and $0 for the six months ended June 30, 2009 and 2008 respectively.

Our operations are currently financed through various loans from senior management and principal shareholders as it has been the case for the past several years. We also had a line or credit that we can borrow against. However, there are no assurances that management will continue to fund the company. Management is in the process of taking action to strengthen our working capital position and generate sufficient cash to meet our operating needs.  No assurances can be made that management will be successful in achieving its plan, or that additional capital will be available on a timely basis or at acceptable terms.

We had an unsecured promissory note in the amount of $100,000 with Goldwater Bank, in Scottsdale, Arizona dated June 1, 2008 at an interest rate of 7.00% per annum. This note matured on February 6, 2009. As of June 30, 2009 there remains a balance due on the note of $86,250. We accrued $1,250 in related banking fees consistent with the terms of the agreement. The Company renegotiated the loan facility with Goldwater Bank and in May 6, 2009 at which point the Company entered into a secured promissory note in the amount of $90,000. The promissory note matures on May 6, 2011. The promissory note has an interest rate of 8% per annum. This promissory note is personally guaranteed by our CEO and CFO. The balance of the promissory note as of June 30, 2009 is $86,250.

We advanced funds to our CEO during the course of business at a rate of 4.5% annual interest. As of June 30, 2009 and December 31, 2008 advances receivable from the CEO were $60,220 and $53,375, respectively.

We received advances from its two officers and a shareholder during the course of business at a rate of 4.5% interest. As of March, 31, 2009 and December 31, 2008 advances payable to our two officers and a shareholder were $55,800 and $33,300.

WHERE YOU CAN FIND MORE INFORMATION

You are advised to read this Form 10-Q in conjunction with other reports and documents that we file from time to time with the SEC. In particular, please read our Quarterly Reports on Form 10-Q, 10-K, and Current Reports on Form 8-K that we file from time to time. You may obtain copies of these reports directly from us or from the SEC at the SEC’s Public Reference Room at 100 F. Street, N.E. Washington, D.C. 20549, and you may obtain information about obtaining access to the Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains information for electronic filers at its website http://www.sec.gov.

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

Our Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over Officer used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

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

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company's internal control over financial reporting as of June 30, 2009. In making this assessment, our Chief Executive Officer and Chief Financial (COSO) in Internal Control -- Integrated Framework. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2009, our internal control over financial reporting was effective.

b) Changes in Internal Control over Financial Reporting.

During the Quarter ended June 30, 2009, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.

Risk Factors

An investment in our common stock involves a high degree of risk. You should carefully consider the following information about these risks, together with the other information contained in this Quarterly Report on Form 10-Q, before investing in our common stock. If any of the events anticipated by the risks described below occur, our results of operations and financial condition could be adversely affected which could result in a decline in the market price of our common stock, causing you to lose all or part of your investment.

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

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS SECURITIES

During the three months ended June 30, 2009, the Company issued 200,000 shares of common stock to a consultant for services rendered. The Company shares were issued at $.016 per which was the trading value of the stock at the date of issuance. The Company expensed $3,200. We have sold or issued the following securities not registered under the Securities Act by reason of the exemption afforded under Section 4(2) of the Securities Act of 1933, within the last quarter. Except as stated below, no underwriting discounts or commissions were paid with respect to any of the following transactions. The offer and sale of the following securities was exempt from the registration requirements of the Securities Act under Rule 506 insofar as (1) except as stated below, each of the investors was accredited within the meaning of Rule 501(a); (2) the transfer of the securities were restricted by the company in accordance with Rule 502(d); (3) there were no more than 35 non-accredited investors in any transaction within the meaning of Rule 506(b), after taking into consideration all prior investors under Section 4(2) of the Securities Act within the twelve months preceding the transaction; and (4) none of the offers and sales were effected through any general solicitation or general advertising within the meaning of Rule 502(c).

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended June 30, 2009.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to the vote of securities holders during the period ended June 30, 2009.

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

Date: August 14, 2009

Date

August 16, 2006