Form 10-Q
period 2009-09-30
EastBridge Investment Group Corp
filed 2009-11-16
CIK 1378624

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act). Yes  ☐   No ☑

Transitional Small Business Disclosure Format (check one): Yes  ☐   No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 16, 2009
Common stock, No par value	143,439,839

EASTBRIDGE INVESTMENT GROUP CORPORATION

TABLE OF CONTENTS

Page No.

PART I –FINANCIAL INFORMATION

Item 1.        Condensed Consolidated Financial Statements (Unaudited)

3

Condensed Consolidated Balance Sheets

3

Condensed Consolidated Statements of Operations

4

Condensed Consolidated Statements of Cash Flows

5

Notes to Condensed Consolidated Financial Statements

6

Item 2.        Management’s Discussion and Analysis or Plan of Operations

16

Item 3.        Quantitative and Qualitative Disclosures About Market Risk

24

Item 4.        Controls and Procedures

24

PART I –OTHER INFORMATION

Item 1.        Legal Proceedings

26

Item 1A.     Risk Factors

26

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds Securities

31

Item 3.        Defaults Upon Senior Securities

31

Item 4.        Submission of Matters to a Vote of Security Holders

31

Item 5.        Other Information

31

Item 6.        Exhibits

31

CERTIFICATIONS

Exhibit 31 – Management certification

Exhibit 32 – Sarbanes-Oxley Act

PART I –FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

EASTBRIDGE INVESTMENT GROUP CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2009	December 31, 2008
CURRENT ASSETS
Cash	$—	$4,347
Total current assets	—	4,347

Advances receivable from related party	—	53,375
TOTAL ASSETS	$—	$57,722

LIABILITIES AND STOCKHOLDERS' DEFICIT:

CURRENT LIABILITIES:
Bank overdraft	$1,944	$—
Accounts payable	132,622	26,287
Disputed accounts payable	213,799	—
Accrued expenses and other liabilities	157,320	381,509
Line of credit	71,250	100,000
Deferred revenue	60,677	—
Advances payable to related party	40,300	33,300
Total current liabilities	677,912	541,096

TOTAL LIABILITIES	677,912	541,096

CONTINGENCIES AND COMMITMENTS	—	—

STOCKHOLDERS' DEFICIT:
Preferred stock series A, no par value, 50,000,000 shares authorized; none issued and outstanding as of September 30, 2009 and December 31, 2008, respectively	—	—

Preferred stock series B, no par value, 50,000,000 shares authorized; none issued and outstanding as of September 30, 2009 and December 31, 2008, respectively	—	—

Common stock, no par value, 300,000,000 shares authorized; 143,439,839 and 126,554,839 issued and outstanding as of September 30, 2009 and December 31, 2008, respectively	4,537,600	4,201,825

Additional paid in capital	4,000	—
Accumulated deficit	(5,219,512)	(4,685,200)
Total stockholders' deficit	(677,912)	(483,375)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$—	$57,722

The accompanying notes are an integral part of these condensed consolidated financial statements.

EASTBRIDGE INVESTMENT GROUP CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenue	$50,000	$1,030,444	$50,000	$1,047,719
Total	50,000	1,030,444	50,000	1,047,719

COST OF SALES	—	789,434	—	789,434

GROSS PROFITS	50,000	241,010	50,000	258,285

OPERATING EXPENSES:
General and administrative	149,446	307,029	533,300	682,865
Selling and marketing	16,908	26,060	46,614	71,901
Total operating expenses	166,354	333,089	579,914	754,766
OPERATING LOSS	(116,354)	(92,079)	(529,914)	(496,481)

OTHER (INCOME) AND EXPENSES
Interest expense	1,484	1,536	5,644	2,447
Interest income	—	—	(1,246)	(51)
Gain on settlement of debt		—	—	(20,878)
Total other (income) expense	1,484	1,536	4,398	(18,482)

INCOME (LOSS) BEFORE TAXES, MINORITY INTEREST, DISCONTINUED OPERATIONS	$(117,839)	$(93,615)	$(534,312)	$(478,000)

Minority interest	—	—	—	83,190
Income tax provision	—	14,251	—	16,504

NET LOSS	$(117,839)	$(107,866)	$(534,312)	$(577,694)

NET LOSS PER SHARE:
Basic and diluted:	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted:	121,431,050	117,589,638	125,505,284	118,526,287

The accompanying notes are an integral part of these condensed consolidated financial statements.

EASTBRIDGE INVESTMENT GROUP CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	September 30,
	2009	2008
Net loss	$(534,312)	$(577,694)

Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	12,175	653,700
Minority interest	—	72,076
Gain on the extinguishment of debt	—	25,771
Common stock issued for conversion of debt	327,600	—
Changes in operating assets and liabilities:
Accounts receivables	—	754,120
Accounts payables	106,335	—
Accrued liabilities	(34,307)	—
Deferred revenue	60,677	—
Net cash (used in) provided by operating activities	(61,832)	927,973

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of line of credit	(28,750)	(5,219)
Advances to affiliate	53,375	(48,500)
Proceeds from line of credit	—	98,300
Repayment of advances from affiliate	(37,700)	—
Advances from affiliate	44,700	—
Net cash provided by financing activities	31,625	44,581

(DECREASE) INCREASE IN CASH	(30,207)	972,554
CASH, BEGINNING OF PERIOD	4,347	59,162
CASH, END OF PERIOD	$—	$1,031,716

SUPPLEMENTAL CASH FLOW INFORMATION

Interest paid	$5,644	$2,447
Taxes paid	$—	$—
Issuance of company stock for accrued liabilities	$327,600	$645,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

EASTBRIDGE INVESTMENT GROUP CORPORATION

FOR THE THREE AND NINE MONTHS ENDED SEPTMEBER 30, 2009 AND 2008

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

A list of the Company’s subsidiaries includes: Arem Pacific Corporation, General Farms Corporation, Energy Corporation, Sunyi International Group Corporation, Wonder International Education and Investment Group Corporation, Alpha Green Energy Ltd., Huang Wei Pharmacy Group Holdings Ltd., International Bio-Phosphorus Group Corporation and China Properties Corporation which are all Arizona Corporations, and Fiber One Ltd. which is a Hong Kong Corporation. All of the aforementioned subsidiaries had no activity during the nine months ended September 30, 2009.

NOTE 2 – BASIS OF PRESENTATION

Interim Financial Statements

 The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months period ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. For further information, refer to the financial statements and footnotes thereto included in our Form 10-K Report for the fiscal year ended December 31, 2008.

NOTE 3 – GOING CONCERN

As indicated in the accompanying financial statements, the Company has incurred cumulative net operating losses of $5,219,512 since inception until the new acquisition. We place no assurance on the on going operations of our new subsidiaries. So far, most of the working capital has been provided by the Company's management team members. They have done so since EastBridge's inception and have indicated their continued support for EastBridge; however, there is no assurance that additional funds will be advanced. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The Company's ability to meet its obligations and continue as a going concern is dependent upon its ability to obtain additional financing, achievement of profitable operations and/or ability to achieve client listing obligations. Although the Company plans to pursue additional financing, there can be no assurance that the Company will be able to secure financing when needed or to obtain such financing on terms satisfactory to the Company, if at all.

NOTE 4 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Revenue Recognition

Revenue includes product sales (financial services provided to EastBridge clients). The Company recognizes revenue from product sales in accordance with ASC Topic 605, “Revenue Recognition in Financial Statement” which is at the time customers are invoiced at shipping point, provided title and risk of loss has passed to the customer, evidence of an arrangement exists, fees are contractually fixed or determinable, collection is reasonably assured through historical collection results and regular credit evaluations, and there are no uncertainties regarding customer acceptance.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At September 30, 2009, and December 31, 2008, respectively, cash and cash equivalents include cash on hand and cash in the bank.

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

Impairment of Long-Lived Assets

In accordance with ASC Topic 360, long-lived assets, such as property, plant, and equipment, and purchased intangibles, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Goodwill and other intangible assets are tested for impairment. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. There were no events or changes in circumstances that necessitated an impairment of long lived assets.

Income Taxes

Deferred income taxes are provided based on the provisions of ASC Topic 740, "Accounting for Income Taxes", to reflect the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

The Company adopted the provisions of ASC Topic 740; "Accounting For Uncertainty In Income Taxes-An Interpretation Of ASC Topic 740 ("Topic 740"). Topic 740 contains a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating the Company's tax positions and tax benefits, which may require periodic adjustments. At September 30, 2009, the Company did not record any liabilities for uncertain tax positions.

Concentration of Credit Risk

The Company maintains its operating cash balances in banks in Phoenix, Arizona. The Federal Depository Insurance Corporation (FDIC) insures accounts at each institution up to $250,000 until September 30, 2009.

Share-Based Compensation

The Company applies Topic 718 “Share-Based Payments” (“Topic 718”) to share-based compensation, which requires the measurement of the cost of services received in exchange for an award of an equity instrument based on the grant-date fair value of the award. Compensation cost is recognized when the event occurs. The Black-Scholes option-pricing model is used to estimate the fair value of options granted.

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

On July 1, 2009, the Company adopted updates issued by the Financial Accounting Standards Board (FASB) to the authoritative hierarchy of GAAP. These changes establish the FASB Accounting Standards CodificationTM (ASC) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates. Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification. These changes and the Codification itself do not change GAAP. Other than the manner in which new accounting guidance is referenced, the adoption of these changes had no impact on the Condensed Financial Statements.

In June 2009, the FASB issued guidance now codified as ASC Topic 105, “Generally Accepted Accounting Principles” (“ASC 105”), which establishes the FASB Accounting Standards Codification as the source of GAAP to be applied to nongovernmental agencies. ASC 105 explicitly recognizes rules and interpretive releases of the SEC under authority of federal securities laws as authoritative GAAP for SEC registrants. ASC 105 became effective for interim or annual periods ending after September 15, 2009. ASC 105 does not have a material impact on the Company’s Condensed financial statements presented hereby.

In May 2009, the FASB issued guidance now codified as ASC Topic 855, “Subsequent Events” (“ASC 855”). The pronouncement modifies the definition of what qualifies as a subsequent event—those events or transactions that occur following the balance sheet date, but before the financial statements are issued, or are available to be issued—and requires companies to disclose the date through which it has evaluated subsequent events and the basis for determining that date. The Company adopted the provisions of ASC 855 in the second quarter of 2009, in accordance with the effective date.

On April 1, 2009, the Company adopted updates issued by the FASB to the recognition and presentation of other-than-temporary impairments. These changes amend existing other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities. The recognition provision applies only to fixed maturity investments that are subject to the other-than-temporary impairments. If an entity intends to sell, or if it is more likely than not that it will be required to sell an impaired security prior to recovery of its cost basis, the security is other-than-temporarily impaired and the full amount of the impairment is recognized as a loss through earnings. Otherwise, losses on securities which are other-than-temporarily impaired are separated into: (i) the portion of loss which represents the credit loss; or (ii) the portion which is due to other factors.

The credit loss portion is recognized as a loss through earnings, while the loss due to other factors is recognized in other comprehensive income (loss), net of taxes and related amortization. A cumulative effect adjustment is required to accumulated earnings and a corresponding adjustment to accumulated other comprehensive income (loss) to reclassify the non-credit portion of previously other-than-temporarily impaired securities which were held at the beginning of the period of adoption and for which the Company does not intend to sell and it is more likely than not that the Company will not be required to sell such securities before recovery of the amortized cost basis. These changes were effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company adopted these changes effective April 1, 2009.

In April 2009, the FASB issued guidance now codified as ASC Topic 825, “Financial Instruments” (“ASC 825”). The pronouncement amends previous ASC 825 guidance to require disclosures about the fair value of financial instruments in all interim as well as annual financial statements. This pronouncement was effective for interim periods ending after June 15, 2009 and the Company adopted its provisions in the second quarter of 2009.

On January 1, 2009, the Company adopted updates issued by the FASB to fair value accounting and reporting as it relates to nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value in the financial statements on at least an annual basis. These changes define fair value, establish a framework for measuring fair value in GAAP, and expand disclosures about fair value measurements. This guidance applies to other GAAP that require or permit fair value measurements and is to be applied prospectively with limited exceptions. The adoption of these changes, as it relates to nonfinancial assets and nonfinancial liabilities, had no impact on the Condensed Consolidated Financial Statements. These provisions will be applied at such time a fair value measurement of a nonfinancial asset or nonfinancial liability is required, which may result in a fair value that is materially different than would have been calculated prior to the adoption of these changes.

On January 1, 2009, the Company adopted updates issued by the FASB to accounting for intangible assets. These changes amend the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset in order to improve the consistency between the useful life of a recognized intangible asset outside of a business combination and the period of expected cash flows used to measure the fair value of an intangible asset in a business combination. The adoption of these changes had no impact on the Condensed Financial Statements.

On January 1, 2009, the Company adopted updates issued by the FASB to the calculation of earnings per share. These changes state that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method for all periods presented. The adoption of these changes had no impact on the Condensed Financial Statements.

In April 2008, the FASB issued guidance now codified as ASC Topic 350, “Intangibles—Goodwill and Other” (“ASC 350”). This pronouncement amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under previous ASC 350 guidance, thereby improving the consistency between the useful life of a recognized intangible asset under ASC 350 and the period of expected cash flows used to measure the fair value of the asset under ASC Topic 805, “Business Combinations” (“ASC 805”). This pronouncement was effective for financial statements issued for fiscal years beginning after December 15, 2008 and must be applied prospectively to intangible assets acquired after the effective date. The Company has not acquired any intangible assets since adopting this pronouncement. As such, there has been no impact to the Company’s financial statements since the January 1, 2009 adoption date.

In March 2008, the FASB issued guidance now codified as ASC Topic 815 “Derivatives and Hedging” (“ASC 815”), which expands the disclosure requirements in previous ASC 815 guidance about an entity’s derivative instruments and hedging activities. This pronouncement’s disclosure provisions apply to all entities with derivative instruments subject to the previous ASC 815 guidance. The provisions also apply to related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to this pronouncement must provide more robust qualitative disclosures and expanded quantitative disclosures. Such disclosures, as well as existing required disclosures, generally will need to be presented for every annual and interim reporting period. This pronouncement was effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. For the nine months ended September 30, 2009, the Company has included the expanded disclosures about derivative instruments and hedging activities within the Company’s Condensed financial statements.

In December 2007, the FASB issued guidance now codified as ASC Topic 805, “Business Combinations” (“ASC 805”), which replaces previous ASC 805 guidance. This pronouncement establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired in connection with a business combination. This pronouncement also establishes disclosure requirements that will enable users to evaluate the nature and financial effect of the business combination. This pronouncement applies prospectively to business combinations for which the acquisition date is on or after the beginning of an entity’s first fiscal year that begins after December 15, 2008. The Company applied the provisions of ASC 805 in connection with the acquisition that closed during the first quarter of 2009. The adoption of this pronouncement did not have a material impact on the Company’s Condensed financial statements.

Updates issued but not yet adopted

In October 2009, the FASB issued updates to revenue recognition guidance. These changes provide application guidance on whether multiple deliverables exist, how the deliverables should be separated, and how the consideration should be allocated to one or more units of accounting. This update establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific or third-party evidence is available. The Company will be required to apply this guidance prospectively for revenue arrangements entered into or materially modified after January 1, 2011; however, earlier application is permitted. The Company has not determined the impact that this update may have on its Condensed Financial Statements.

In August 2009, the FASB issued updates to fair value accounting for liabilities. These changes clarify existing guidance that in circumstances in which a quoted price in an active market for the identical liability is not available, an entity is required to measure fair value using either a valuation technique that uses a quoted price of either a similar liability or a quoted price of an identical or similar liability when traded as an asset, or another valuation technique that is consistent with the principles of fair value measurements, such as an income approach (e.g., present value technique). This guidance also states that both a quoted price in an active market for the identical liability and a quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. These changes will become effective for the Company’s Financial Statements for the year ended December 31, 2009. The Company has not determined the impact that this update may have on its Condensed Financial Statements.

NOTE 5 – RELATED PARTY TRANSACTIONS

The Company advanced funds to its CEO during the course of business at a rate of 4.5% annual interest which is the federal long term interest rate. As of September 30, 2009 and December 31, 2008 advances receivable from the CEO were $0 and $53,375, respectively. The Company reduced the CEO’s accrued compensation by offsetting the unpaid accrued compensation by the advanced funds to the CEO of $69,220.

The Company received advances from its CFO and a shareholder during the course of business at a rate of 4.5% interest which is the federal long term interest rate. As of September 30, 2009 and December 31, 2008 advances payable to the Company’s CFO and a shareholder were $32,800 and $33,300.

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

During the three months ended September 30, 2009, the Company issued 11,800,000 shares of common stock to its two officers. In total 6,800,000 common shares were issued to the CEO and 5,000,000 common shares were issued to the Company’s CFO. The common shares were issued and accepted by the Company’s officers at the closing trading price on the date of issue. On July 3, 2009 3,400,000 shares were issued at $.023 and the remaining 8,400,000 were issued on September 30, 2009 at $.02 for a cumulative value of $246,200. The Company reduced the value of the accrued balance due to the two officers by $246,200.

During the three months ended March 31, 2009, the Company issued 500,000 shares of common stock to each of our two officers, respectively.  The common shares were issued and accepted by the Company’s officers at the closing trading price of $.024 per share for a cumulative value of $24,000. The Company reduced the value of the accrued balance due to the two Officers by $20,000 and recorded the remaining amount of $4,000 as paid in capital.

NOTE 6 – EQUITY

As of September 30, 2009, EastBridge had 143,439,839 shares of no par common stock issued and outstanding with 300,000,000 shares authorized.

During the three months ended September 30, 2009, Company issued 11,800,000 shares of common stock to its two officers where as 6,800,000 shares were issued to the CEO and 5,000,000 was issued to our CFO. The common shares were issued and accepted by the Company’s officers at the closing trading price of the date of issue whereas 3,400,000 shares were issued at $.023 and the remaining 8,400,000 were issued at the closing trading price of $.02 for a cumulative value of $246,200. The Company reduced the value of the accrued compensation due to the two officers by $246,200.

The Company issued 525,000 shares of common stock to consultants for services rendered. The Company shares were issued at $.02 per which was the trading value of the stock at the date of issuance. The Company expensed $10,975.

During the three months ended March 31, 2009, the Company issued 500,000 shares of common stock to each of our two officers, respectively.  The common shares were issued and accepted by the Company’s officers at the closing trading price of $.024 per share for a cumulative value of $24,000. The Company reduced the value of the accrued compensation due to the two Officers by $20,000 and recorded the remaining amount of $4,000 as paid in capital.

During the three months ended March 31, 2009, the Company issued 60,000 shares of common stock to a consultant for services rendered. The Company shares were issued at the closing trading price of $.02 per share at the date of issuance. The Company expensed $1,200.

During the three months ended June 30, 2009, the Company issued 200,000 shares of common stock to a consultant for services rendered. The Company shares were issued at $.016 per which was the trading price of the stock at the date of issuance. The Company expensed $3,200.

NOTE 7 – GAIN ON SETTLEMENT OF DEBT

During March 31, 2008, the Company recorded a $20,878 gain on the settlement of debt. The gains are reflected in “Gain on settlement of debt” on the accompanying Statements of Operations.

NOTE 8 – PROPERTY AND EQUIPMENT

The Company does not have any property and equipment as of September 30, 2009.

NOTE 9 – NOTE PAYABLE

Notes payable comprise the following as of:

	September 30, 2009	December 31, 2008
Unsecured promissory note with Goldwater Bank, in Scottsdale, Arizona dated June 1, 2008 at an interest rate of 7.00% per annum. This note matured on February 6, 2009. The note was renewed in May, 2009 at an interest rate of 8% per annum with a two year term. As of September 30, 2009 the principle balance of $71,250 remains due and payable.	$71,250	$100,000
Total long-term note payable	71,250	100,000
Less current portion	71,250	100,000
Long-term portion of note payable	$0	$0

NOTE 10 – INCOME TAXES

The provision (benefit) for income taxes from continued operations for the nine months ended September 30, 2009 consist of the following:

	September 30, 2009		September 30, 2008
Current:
Federal	$		$
State
Deferred:
Federal		$171,675		$152,820
State		29,387		26,160
		201,062		178,980
Benefit from the operating loss carryforward		(201,062)		(178,980)
(Benefit) provision for income taxes, net		$––		$––

The difference between income tax expense computed by applying the federal statutory corporate tax rate and actual income tax expense is as follows:

	September 30, 2009	September 30, 2008
Statutory federal income tax rate	34.0%	34.0%
State income taxes and other	5.5%	5.5%
Effective tax rate	39.5%	39.5%

Deferred income taxes result from temporary differences in the recognition of income and expenses for the financial reporting purposes and for tax purposes. The tax effect of these temporary differences representing deferred tax asset and liabilities result principally from the following:

	September 30, 2009	September 30, 2008
Net operating loss carryforward	201,062	178,980
Valuation allowance	(201,062)	(178,980)
Deferred income tax asset	$––	$––

The Company has a net operating loss carryforward of approximately $5,219,512 available to offset future taxable income through 2030.

NOTE 11 – DEFERRED REVENUE

The following table represents the Deferred Revenue that has not been recognized by the company until the completion of the contractual obligations:

	September 30 2009	September 30 2008
Jinkuizi Science & Technology Company	(45,000)	( — )

Alpha Green Energy Company	(15,677)	( — )

Deferred Revenue	60,677	—

Jinkuizi Science & Technology Company has a listing service agreement with the Company. The agreement requires that $100,000 be paid for the expenses of a listing on the United States stock exchanges. However, upon full payment of the $100,000, $50,000 is the only portion that is non-refundable if the listing attempt fails. The Company received the $100,000 and can recognize $50,000 of that payment as revenue and the remaining amount will continue to be treated as deferred revenue.

Alpha Green Energy Limited has paid the initial deposit of a listing agreement with the Company. The Company has deferred the revenue on this deposit. Presently, Alpha Green has not paid in accordance with the agreement the expenses for the audits to accomplish the listing. In addition, this agreement allows for Alpha Green Energy Limited to be refunded all funds if the Company fails to list Alpha Green on the OTCBB.

The revenue has been deferred since the agreements prepared by management does not allow the company to recognize revenue until the clients audits have been issued or full payment of, and later until a listing has been accomplished. The company will continue to defer revenues until fulfillment of their listing agreements.

NOTE 12 – SUBSEQUENT EVENTS

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

The purchase price shall be US$105,000 dollars cash. $50,000 deposit due on signing. Delivery of Shares on the Closing Date, Seller shall deliver a board resolution to Buyer to authenticate the transaction and relinquish all the 95% equity of the Company to Buyer. The closing of this transaction has been extended to December 31, 2009.

Subsequent to the three months ended September 30, 2009, the Company issued 365,000 common shares to consultant for services.  The shares issued are for the payment of the consulting fees.  The shares were issued at $.018 per share based on the trading date of the share value.

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

Overview

We provide financial consulting services including public offering guidance, joint venture, and merchant banking services, to the small to medium-size businesses in China and other Asian countries. Normally, our first step is to help our clients become US public companies reporting pursuant to the Securities Exchange Act of 1934, as amended. Our target clients are mostly in China, Hong Kong, and Australia. We focus on short-term investment opportunities where the expected return is within a one to two year period and the potential gain is substantial for both parties. We generally seek transactions where we can assist in uncovering hidden value after our participation. Keith Wong (our President and Chief Executive Officer) and Norman Klein (our Chief Financial Officer) each have over twenty years of experience in the industrial, sales and financial industries. Our management believes that they can understand our prospective client's business quickly and are capable to take fast and decisive actions to achieve business opportunities for our client. Our immediate focus will be on businesses in China, Australia and Hong Kong and intend such businesses to become our prospective revenue centers in late 2009 and 2010. We plan to expand to other Asian countries after 2010 assuming that the business environment is positive at that time.

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

Another new strategy has emerged during this past quarter. We seek business opportunities whereas EastBridge would provide assistance to U.S. Companies to open a market to sell their products and/or services in China. We would utilize our Beijing Office to assist the U.S. Companies to execute agreements with Chinese Companies, Chinese Government Agencies and/or Chinese Representatives to provide distribution channels and/or manufacturing capabilities for the U.S. Companies and their products and/or services.

Financial Services

Our products and services consist of financial services that help small-to-medium-sized companies obtain capital to grow their business. Our financial services will be in the form of assisting the small-to-medium-sized companies in presenting Initial Public Offerings, engaging in Joint Ventures, acquiring Wholly Foreign Owned Enterprises, and assistance with Guaranteed Return Ventures, Investment Banking, Financial Advisory Services or any other financial services allowed by the local government and in compliance with the Securities and Exchange Commission rules and regulations. Under a Guaranteed Return Venture agreement, we will contribute our intellectual capital in an enterprise through knowledge, or good will. In return, the enterprise will provide a written guarantee that we will receive a certain percentage of its profits. Further, the enterprise will guarantee that it will pay a specified minimum profit to us. If the enterprise fails to do so, we will be entitled to its total profit in any agreed period of interest.

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

A new strategy has emerged during this past year. We plan to acquire several companies and own a minimum 51% stake in each company. Each of these acquisitions will be a subsidiary of our company. We intend to eventually take each of these companies public in the United States. In short term, we are able to provide the necessary capital for these companies to expand their business.  Another new strategy has emerged during this past quarter. EastBridge will assist U.S. Companies to open the Chinese Market for their products and/or services. EastBridge’s Beijing Office will assist these U.S. Companies to execute distribution and/or manufacturing agreements to distribute and/or manufacture their products and/or services.

As of September 30, 2009, we have thirteen (13) clients that we are assisting with the process to register them with the Securities and Exchange Commission as public reporting companies in the United States and assist them in the process of listing their shares for trading on a United States stock exchange. Management anticipates, but can provide no assurances, that some of these clients will go public in the United States and begin trading their stock in 2010. We have currently formed several subsidiaries. We expect most of our clients to merge with one of our subsidiaries in the near future. After the mergers are completed, then our management will begin providing the listing services to commence the process to take these companies public and to begin listing their stock on a U.S. stock exchange. We may also choose to assist some of the clients’ to become public companies directly without merging them into a subsidiary. Below is a summary of our clients and subsidiaries. Management expects, but cannot guarantee, that our financials should also improve in late 2009 or early 2010 once our clients complete the registration process with the Securities and Exchange Commission as public reporting companies. Once a client is registered as a public company and its stock begins trading in a U.S. stock market, then we will, as permitted under GAAP, record the value of its stock in that client as revenue for that quarter and also record the value as an asset on its balance sheet. We typically receive a 10 to 20% equity position in a client as consideration for our services along with cash fees.

Current Listing Clients

Wenda Professional College/Wonder Education Company

We are providing listing services to Wenda, a major regional professional college located just west of Shanghai, China. It offers professional and vocational educational programs to assist post high school students to improve their skills for higher paying jobs. Wenda offers programs mainly in the computer related IT sectors such as network design, hardware technology, computer graphics, CAD, animation, network database and network security. We will receive restricted stock in Wenda as consideration for our services. We are currently working with Wenda to complete its requisite audit for the fiscal years 2007 and 2008. The audit for 2007 and 2008 has been completed as well as the review of the first nine months of 2009; we are currently working with the SEC auditor to complete the final report and issue the financials and footnotes for 2007 and 2008 along with the first nine months of 2009. We are also working with Wenda to complete its SEC registration documents which are necessary to file with the SEC as a prospective public company. We have formed a United States subsidiary, called Wonder International Education & Investment Group Corporation. Wenda will merge in this U.S. subsidiary in the near future as part of the listing process. For its services, we will own an equity position of approximately 17% in this U.S. public company, called Wonder. No stock has been distributed to our shareholders as of September 30, 2009.

Jinkuizi Science & Technology Company (JKZ)

As of October 27, 2008, EastBridge executed a definitive listing agreement with Jinkuizi Science & Technology Company located in Foshan, China. Jinkuizi develops and manufactures environmentally safe fertilizers in China and Southeast Asia. For its services, we have received a cash fee and an equity position in the eventual United States subsidiary that Jinkuizi will merge into as part of the process to go public in the U.S. and become listed on a U.S. stock exchange. We are assisting Jinkuizi in completing its audit for fiscal years 2007 and 2008 and in completing the review for the first nine months of 2009. The field work of Jinkuizi has been completed and we are working with the SEC auditor to complete the final report and financials and footnotes for 2007, 2008 and for the nine months of 2009. We formed a U.S. subsidiary for Jinkuizi called International Bio-Phosphorus Group Corporation. We are also beginning to work with Jinkuizi on the SEC registration process. EastBridge has received a cash fee and we will own 15% of JKZ’s stock once we complete the listing of JKZ on a U.S. stock exchange.

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

Alpha Green has also agreed to purchase Fiber One, our subsidiary in Hong Kong, for a cash fee. The closing of this transaction has been extended to December 31,, 2009. We have completed the field audit of Fiber One for 2007 and 2008. We are currently working with the SEC auditor to complete the final report of the financials and footnotes for 2007 and 2008 and to conduct a review of the first nine months of 2009. We plan to merge Fiber One and Alpha Green Energy once the closing of this transaction has been completed. We will receive a cash fee plus 10% equity in Alpha Green once we list Alpha Green on a U.S. stock exchange. We have received a down payment of the cash fee as of September 30, 2009. We will also receive a cash fee for the purchase of Fiber One by Alpha Green. As of September 30, 2009, we have not distributed any stock to our shareholders for the stock dividend for Fiber One.

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

For the nine months ended September 30, 2009, no stock has been distributed to its shareholders for this subsidiary. There has been no activity for the three months ended September 30, 2009.

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

Ji-Bo Pipes and Valves Company

We acquired a controlling interest in Ji-Bo, located in Zhejiang, China. We agreed to issue 1 million shares of B-preferred stock in exchange for 51% controlling interest in Ji-Bo. Ji-Bo is well known supplier of copper parts to the plumbing industry in China. As of December, 2008, our company and Ji-Bo have agreed to cancel the acquisition agreement and execute a listing agreement between the two companies. For its services, we will receive a cash fee and an equity position in the U.S. subsidiary that Ji-Bo will merge into as part of the process to go public in the U.S. and become listed on a U.S. stock exchange pursuant to the Securities Exchange Act of 1934, as amended. As of September 30, 2009, the two companies have not agreed to the final terms of the listing agreement.

Aoxing Corporation

We acquired a controlling interest in Aoxing, located in Jiangxi, China. We agreed to issue 1 million shares of A-preferred stock in exchange for 51% controlling interest in Aoxing. Aoxing manufactures copper alloy electrical cables for the domestic (China) and international markets. As of December, 2008, our company and Aoxing have agreed to cancel the acquisition agreement and execute a listing agreement between the two companies. For its services, we will receive a cash fee and an equity position in the United States subsidiary that Aoxing will merge into as part of the process to go public in the U.S. and become listed on a U.S. stock exchange pursuant to the Securities Exchange Act of 1934, as amended.  As of September 30, 2009, the two companies have not agreed to the final terms of the listing agreement.

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

Inactive United States Subsidiaries of EastBridge

Fiber One Ltd (an EastBridge Subsidiary in Hong Kong)

During July 2007, we organized Fiber One, Ltd. as a Hong Kong based wholly owned subsidiary of our company. Fiber One provides services to the fiber optics industry in China and other Far East countries. Fiber One is currently providing calibration service to Amonics of Hong Kong. Fiber One is an active subsidiary of our company and receiving revenue from Amonics. As of December, 2008, Amonics has cancelled its listing and maintenance agreement with us. Therefore, Fiber One is currently an inactive subsidiary. As of April 10, 2009, Alpha Green Energy Company, one of our listing clients, has agreed to purchase Fiber One for a cash fee of $105,000. The closing of this transaction has been extended. We are currently working with a SEC auditor to complete the audit of Fiber One for the years 2007 and 2008 and completing the review of the first two quarters of 2009. The field work of Fiber One has been completed and we are working with the SEC auditor to write the final audit report and provide the financials and footnotes for 2007 and 2008 along with the financials and footnotes for the first nine months of 2009. This is being completed in anticipation of Fiber One being purchased by Alpha Green. The closing of this potential purchase has been extended to November 30, 2009. There has been no activity in Fiber One during the past nine months ending on September 30, 2009. As of September 30, 2009, we have not distributed any stock to our shareholders for the stock dividend which was provided to Fiber One.

General Farms Corporation (EastBridge Subsidiary)

On November 27, 2007, we organized General Farms Corporation (“General Farms”) a wholly owned subsidiary of our company. A stock dividend of 5% of General Farm's common stock, or 10,000,000 shares, was intended to be distributed to our shareholders of record as of Nov 16, 2007. Under the terms of the share exchange agreement, the new stock ownership structure would be: 85% owned by EastBridge and 5% owned by our shareholders of record as of Nov 16, 2007. As of December 5, 2007, Rhino Two Horns merged with General Farms Corporation. Under the terms of the merger, the new stock ownership structure would be: 15% owned by EastBridge, 5% owned by EastBridge shareholders and 80% owned by Rhino’s beneficiaries. In the 3rd quarter of 2008, Rhino cancelled its contract with us dissolving the above merger with General Farms Corporation. For the nine months ended September 30, 2009, no stock has been distributed to its shareholders for this subsidiary. There has been no activity for the three months ended September 30, 2009.

Energy Corporation (EastBridge Subsidiary)

On November 27, 2007, we organized Energy Corporation (“Energy”) a wholly owned subsidiary of our company. On December 28, 2007, we announced that we will distribute a stock dividend of 5% of Energy Corporation’s common stock of 10 million shares, on a pro-rata basis and with no considerations to our shareholders of record on that date. We did not distribute the stock as of December 31, 2007. Energy Corporation, our wholly owned subsidiary, focuses on energy equipment manufacturers and the energy distribution business in Asia. Energy Corporation is presently an inactive subsidiary. For the three months ended September 30, 2009, no stock has been distributed to its shareholders for this subsidiary. There has been no activity for the nine months ended September 30, 2009.

China Properties Corporation (EastBridge Subsidiary)

On November 27, 2007 we organized China Properties Corporation (“China Properties”) a wholly owned subsidiary. We announced a stock dividend announcement to distribute 5% of China Properties’ common stock of 10,000,000 shares, on a pro-rata basis and without considerations to its shareholders of record on Friday, November 30, 2007. China Properties Corporation focuses on real estate development and construction business in

Asia. China Properties is presently an inactive subsidiary. For the three months ended September 30, 2009, no stock has been distributed to its shareholders for this subsidiary. There has been no activity for the nine months ended September 30, 2009.

RESULTS OF OPERATIONS

Revenue was $50,000 and $1,030,444 for the three months ended September 30, 2009 and 2008, respectively as compared to $50,000 and $1,047,719 for the nine months ended September 30, 2009 and 2008, respectively.

General and Administrative

General and Administrative was $149,446 and $307,029 for the three months ended September 30, 2009 and 2008, respectively as compared to $533,300 and $682,865 for the nine months ended September 30, 2009 and 2008 respectively. The decrease in general and administrative expenses for the three months ended relates to the reduction in consulting and legal services. Also the decrease is related to the cost of the Beijing Office which reduces our consulting and office rental expenses. Most of our current expenses focus on finding new clients for our company. We are beginning to incur expenses to take our clients public in the United States and begin listing on a US stock exchange.

Sales and Marketing Services

Sales and Marketing was $16,908 and $26,060 for the three months ended September 30, 2009 and 2008, respectively as compared to $46,614 and $71,901 for the nine months ended September 30, 2009 and 2008 respectively. The decrease in sales and marketing services relates to the reduction of the travel and hotel costs of staying in Beijing as we now have a Beijing office. Also there has been a decrease cost of hiring investor relations firms, marketing firms, and stock related services.

LIQUIDITY AND CAPITAL RESOURCES

We have cash and cash equivalents of $0 and $4,347 as of September 30, 2009 and December 31, 2008, respectively.

We recognized revenue of $50,000 from our listing agreements and deferred $60,677 unearned revenues.

We have operating activities (used in) provided by which provided ($61,832) and $927,973 for the nine months ended September 30, 2009 and 2008, respectively. The difference is mainly attributable to the increase in revenues in the current year and increase in our operating expenses.

Cash provided by financing activities was $31,625 and $44,581 for the nine months ended September 30, 2009 and 2008, respectively. The decrease is due to repayment of advances from affiliates of $37,700 and $0 for the nine months ended September 30, 2009 and 2008, respectively. We received advances from affiliates of $44,700 and $0 for the nine months ended September 30, 2009 and 2008 respectively. Also we repaid our line of credit of $28,750 and $5,219 for the nine months ended September 30, 2009 and 2008 respectively.

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

We had an unsecured promissory note in the amount of $100,000 with Goldwater Bank, in Scottsdale, Arizona dated June 1, 2008 at an interest rate of 7.00% per annum. The Company renegotiated the loan facility with Goldwater Bank in May 6, 2009 at which point the Company entered into a secured promissory note in the amount of $90,000 at an interest rate of 8% per annum. The promissory note matures on May 6, 2011. This promissory note is personally guaranteed by our CEO and CFO. The balance of the promissory note as of September 30, 2009 is $71,250.

The Company advanced funds to its CEO during the course of business at a rate of 4.5% annual interest which is the federal long term interest rate. As of September 30, 2009 and December 31, 2008 advances receivable from the CEO were $0 and $53,375, respectively. The Company reduced the CEO’s accrued compensation by offsetting the unpaid accrued compensation by the advanced funds to the CEO of $69,220.

The Company received advances from its CFO and a shareholder during the course of business at a rate of 4.5% interest which is the federal long term interest rate. As of September 30, 2009 and December 31, 2008 advances payable to the Company’s CFO and a shareholder were $32,800 and $33,300.

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

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company's internal control over financial reporting as of September 30, 2009. In making this assessment, our Chief Executive Officer and Chief Financial Officer used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control -- Integrated Framework. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2009, our internal control over financial reporting was effective.

b) Changes in Internal Control over Financial Reporting.

During the Quarter ended September 30, 2009, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS SECURITIES

During the three months ended September 30, 2009, Company issued 11,800,000 shares of common stock to its two officers; 6,800,000 shares were issued to our CEO and 5,000,000 was issued to our CFO. The common shares were issued and accepted by the Company’s officers at the closing trading price of the date of issue whereas 3,400,000 shares were issued at $.023 and the remaining 8,400,000 were issued at $.02 for a cumulative value of $246,200. The Company reduced the value of the accrued compensation due to the two officers by $246,200. The Company issued 525,000 shares of common stock to consultants for services rendered. The Company shares were issued at $.02 per which was the trading value of the stock on the date of issuance. The Company expensed $10,975. We have sold or issued the following securities not registered under the Securities Act by reason of the exemption afforded under Section 4(2) of the Securities Act of 1933, within the last quarter. Except as stated below, no underwriting discounts or commissions were paid with respect to any of the following transactions. The offer and sale of the following securities was exempt from the registration requirements of the Securities Act under Rule 506 insofar as (1) except as stated below, each of the investors was accredited within the meaning of Rule 501(a); (2) the transfer of the securities were restricted by the company in accordance with Rule 502(d); (3) there were no more than 35 non-accredited investors in any transaction within the meaning of Rule 506(b), after taking into consideration all prior investors under Section 4(2) of the Securities Act within the twelve months preceding the transaction; and (4) none of the offers and sales were effected through any general solicitation or general advertising within the meaning of Rule 502(c).

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended September 30, 2009.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to the vote of securities holders during the period ended September 30, 2009.

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

Date: November 16, 2009

August 16, 2006