Form 10-K
period 2009-12-31
EastBridge Investment Group Corp
filed 2010-04-15
CIK 1378624

  UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
———————
FORM 10-K
———————

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2009
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

(480) 966-2020
(Registrant's telephone number)

Securities registered pursuant to Section 12(b) of the Exchange Act:
None

Securities registered pursuant to Section 12(g) of the Exchange Act:
Common Stock, no par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes  ☑ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes  ☑ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter – $2,556,297 as of June 30, 2009.

State the number of shares outstanding of each of the issuer's classes of equity securities, as of the latest practicable date: As of March 31, 2010, there were 145,863,354 shares of Common Stock, no par value per share issued and outstanding and no preferred stock, no par value per share, issued and outstanding.

Documents Incorporated By Reference –None

EASTBRIDGE INVESTMENT GROUP CORPORATION
FORM 10-K ANNUAL REPORT
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

Cautionary Note Regarding Forward-looking Statements and Risk Factors

The Company's Form 10-K, any Form 10-Q or any Form 8-K of the Company or any other written or oral statements made by or on behalf of the Company may contain forward-looking statements which reflect the Company's current views with respect to future events and financial performance. The words "believe," "expect," "anticipate," "intends," "estimate," "forecast," "project," and similar expressions identify forward-looking statements.  All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new products, services, developments or industry rankings; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing.  Such "forward-looking statements" are subject to risks and uncertainties set forth from time to time in the Company's SEC reports and include, among others, the Risk Factors set forth under Item 1A below.

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

Readers are cautioned not to place undue reliance on such forward-looking statements as they speak only of the Company's views as of the date the statement was made.  The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

ITEM 1.  BUSINESS.

As used in this annual report, "we", "us", "our", "EastBridge", "Company" or "our company" refers to EastBridge Investment Group Corporation and, unless the context otherwise requires, all of its subsidiaries.

Overview

EastBridge Investment Group Corporation (formally ATC Technology Corporation) was incorporated in the State of Arizona on June 25, 2001.  The Company's principal activity through June 30, 2005 was to manufacture mobile entertainment products that provided a means to play video game consoles made by Sony, Microsoft and Nintendo in a customer's car, RV, SUV, van or boat with attachable viewing monitors.

In 2005, EastBridge decided to exit the mobile video game market and dedicate its activities to providing investment related services in Asia, with a strong focus on the high GDP growth countries, such as China and India. EastBridge is initially concentrating its efforts in China (Hong Kong, mainland China, Macao and Taiwan).  We provide consulting services to provide viable corporate infrastructure necessary for small to medium-size companies to obtain capital to grow their business.  EastBridge structures its clients as joint ventures, wholly owned foreign enterprises, or guaranteed return ventures, and assists in locating investment banking, financial advisory and other financial services as allowed by the local government. EastBridge locates consultants which assist with marketing, sales and strategic planning services for its clients to prepare them to enter the United States market.

EastBridge is one of a small group of United States companies solely concentrated in marketing business consulting services to closely held small to mid-size Asian companies that require these services for expansion. In business sectors where EastBridge sees a unique opportunity for growth, EastBridge may form its own foreign subsidiaries with local partners to capture the opportunity.

EastBridge has formed three subsidiaries which have been consolidated with EastBridge from the date of formation as further described below.

Consulting Services

EastBridge maintains a company website at: www.EbigCorp.com, the contents of which are not a part of this filing. EastBridge's business plan is to provide financial structure planning and guidance for capital raising transactions whether in the form of public offerings, joint ventures, or merchant banking, to small-to-medium-sized businesses in Asia.  The Company manages its clients’ investor relations services, public relations services, and gives advice on marketing, sales, and strategic planning. The Company provides its clients with valuable information about various U.S. stock markets, and their general entry requirements. The Company provides information about U.S. investors before its clients become reporting companies.  We also serve as consultants and advisors to these companies to obtain loans, find business partners, find merger candidates or assist with feasibility studies.

EastBridge's target clients are mostly in the Chinese territories and other Asian countries.  EastBridge searches for companies its management believes have viable business strategies which have potential for raising significant capital in U.S. markets.  Though we focus on opportunities that management believes will create value for both our shareholders and clients, we cannot provide any assurance that such opportunities will create value for our shareholders, or otherwise increase the value of their investment in the Company.

Our income is derived from the following:

•	Earning fees and stock equities in the companies we represent as a client;
•	Revenues from operating joint ventures with operating companies generating cash flows; and
•	Fees earned in providing bridge loans to small Asian companies through U.S. lending sources.

Competition

At this time, Company management is unaware of any other companies that offer similar services to smaller companies with the same focus in Asia but is aware that this service is presently provided by individuals on a piecemeal basis.  The Company believes that large investment firms cannot obtain the fees from smaller Asian companies they are capable of generating from the larger Asian companies. Smaller consulting or investment companies may lack the resources to penetrate the barriers to raising capital because of geographical, political, linguistic, cultural, or economy-of-scale reasons. However, the major brokerage and financial service companies, as well as some smaller companies, have advertising and marketing capabilities which may be accessed by smaller Asian companies.

As higher returns on investment in Asia become available, these returns will most likely attract new competitors.

Government Approval and Regulation of Industry

The Company faces risks posed by any adverse laws and regulations affecting our business and future treaties or regulations that may be enacted by the U.S. and foreign governments. In order to conduct our business in Asia, we are required to obtain some or all of the following licenses, approvals and/or concessions from each country we are in: business registration, tax certificate, right to conduct business certificate, employment approval, residency approval, asset appraisal, acquisition approval, import/export license and foreign remission approval. The list is subject to additions, dependant on the particular business sectors we decide to enter into in our various Asian markets. We are subject to numerous government approvals and concessions. There is no assurance that we need to obtain all of the approvals and licenses above; nor is there a guarantee that we will obtain any of the approvals and licenses when we are required to do so.

We also are subject to potential U.S. regulations of the consulting services we are providing.  We are not registered as an investment adviser or investment company, banking institution, nor are we a registered broker-dealer.  In the event that we were required to obtain any such registrations, it could prevent us from conducting our business.

We are undergoing an audit by the Internal Revenue Service related to employment tax liability for the 2006-2008 tax years, and depending on the outcome of the audit, we may be subject to additional taxes.  An assessment of additional taxes plus penalties and interest may have a material adverse effect on our performance.

Business Strategies

Our primary business strategy is to provide consulting services and to use our extensive network of Chinese and U.S. contacts to locate investment and merchant banking companies, business consultants, marketing firms, investor and public relations firms, appropriate exchanges, markets and market makers, attorneys and accountants capable of helping emerging growth Asian companies develop the infrastructure and expertise to (i) obtain access to private and public U.S. capital markets; (ii) expand their businesses in both their native Asian market and the U.S. market (if viable for export); and (iii) develop an exit strategy through a liquidity event capable of paying both us and our clients for their success in capital raising and expansion. Our target clients are mostly in China, Hong Kong, and Australia.  We focus on high growth companies where the expected return can be realized within a one to two year period and the potential gain is substantial for us and our clients. We generally seek transactions in which substantial opportunities exist for attracting capital. Keith Wong (President and Chief Executive Officer of EastBridge) and Norman Klein (Principal Financial Officer of EastBridge) each have over twenty years of experience in the industrial, sales and financial industries. Mr. Wong is fluent in both Mandarin and Cantonese and is able to overcome cultural barriers as a result of having lived and worked for many years in both China and the U.S.  Our management has the background to understand a client's business quickly and is able to take fast and decisive actions to achieve business opportunities for our clients due to our smaller size. We plan for China, Australia and Hong Kong to continue to be our immediate focus in 2010. We plan to expand to other Asian countries in 2011 and beyond.

We also have begun offering U.S. companies the opportunity to expand into the Chinese market as of fiscal year 2009.  EastBridge’s Beijing Office will assist these U.S. companies to execute distribution and/or manufacturing agreements to distribute and/or manufacture their products and/or services in China.

We currently implement our business strategy through obtaining listing agreements with our clients.  Entry into these listing agreements provide our clients with the impetus to "clean up" their corporate infrastructure in preparation for the capital raising process and listing on U.S. markets.

We currently have eight (8) clients that we are assisting attorneys and accountants to register with the U.S. Securities and Exchange Commission and help locate broker dealers to begin trading their stock on a United States stock market or exchange.  Management anticipates, but can provide no assurances, that some of these clients will go public in the United States and begin trading their stock in 2010.  We have three dormant subsidiaries.  We intend to merge our more promising clients with one of the subsidiaries in the near future.  EastBridge may also decide to assist in getting its clients public directly without merging them with one of EastBridge's subsidiaries.  Once a client is registered as a public company and its stock begins trading in the U.S., then EastBridge will record the value of its stock in that client as revenue for that quarter and also record the value as an asset on its balance sheet.  For clients which do not become subsidiaries, we typically receive an equity position in a client as consideration for our services along with cash fees.

Overview of Current Clients and Subsidiaries:

We are providing consulting services through our listing agreements to the clients set forth below:

Wonder International Education and Investment Group Corporation/Wenda Education

Wonder offers professional and vocational educational programs to assist post junior high and high school students to improve their skills for higher paying jobs. Wonder offers programs mainly in the computer related IT sectors such as network design, hardware technology, computer graphics, CAD, animation, network database and network security.  Wonder filed a Form S-1 registration statement with the SEC on December 9, 2009, which is under review by the SEC.  The S-1 was filed using fiscal years 2007 and 2008 as the primary audit years.  Wonder has received comments from the SEC concerning its S-1 and is in the review process as of the date of this report.  We are assisting in its responses to the SEC questions and comments as it seeks SEC clearance for its S-1 registration.  Wonder's PCAOB-registered accounting firm has recently completed its fieldwork for its 2009 audit.  We intend to assist Wonder in seeking a listing  for its common stock on either Nasdaq or Amex in the near future. We have also recently introduced Wonder to an investment bank in the U.S. Wonder has signed a pre-listing investment banking engagement agreement with National Securities Corp., a U.S. investment bank, which intends to seek to raise up to $10 million for Wonder in one or more private financings between March 2010 and March 2011.  For EastBridge’s services, we will own an equity position in Wonder if and when Wonder becomes a public company in the United States.  We have declared a stock dividend for our EastBridge shareholders of record  on July 31, 2009.  No stock has been issued to our shareholders as of March 31, 2010.   We will distribute the dividend shares of Wonder stock on a pro-rata basis if and when Wonder obtains SEC clearance.

Tsingda Education Company

Tsingda provides tutoring and education services to elementary, junior high and high school students in China.  We are currently working with a PCOAB-registered accounting firm to complete the audit report for Tsingda’s 2008 and 2009 fiscal years.  We are also working with Tsingda to prepare for the legal process of SEC registration.  Most likely, we will merge Tsingda into a U.S. reporting “shell” company and then file reports with the SEC.  We intend to assist Tsingda in seeking a  listing for its common stock on either Nasdaq or Amex in the near future.  We have also introduced Tsingda to Maxim, an investment bank in the U.S.   Tsingda has signed a pre-listing placement agent agreement with Maxim, an investment bank in New York, who will seek to raise $15 million for Tsingda from one or more accredited investors via private placement(s) to occur between March 2010 and October 2010.  For EastBridge’s services, we have already received a cash fee and will own an equity position in Tsingda if and when Tsingda becomes a public company in the United States.  EastBridge declared a stock dividend to its shareholders of record on March 15, 2010.  These Eastbridge shareholders will receive their pro-rata shares of Tsingda stock if and when Tsingda files a Form S-1 registration statement and it has been cleared by the SEC.  No shares of Tsingda stock have been issued as of March 31, 2010.

Jinkuizi Science & Technology Company (JKZ)

As of October 27, 2008, EastBridge executed a listing agreement with Jinkuizi Science & Technology Company (JKZ) located in Foshan, China.  JKZ develops and manufactures environmentally safe fertilizers in China and Southeast Asia.  For its services, we have received a cash fee and will receive an equity position in its United States subsidiary if and when JKZ merges as part of the process to go public in the U.S. and become listed on a U.S. stock exchange.  We are assisting JKZ in completing its audit for fiscal years 2008 and 2009.  The field work of JKZ has been completed and we are working with a PCAOB-registered accounting firm to complete the final audit report including its financials and footnotes for fiscal years 2008 and 2009.  We formed a U.S. subsidiary for JKZ called International Bio-Phosphorus Group Corporation.  We are also beginning to work with JKZ on the SEC registration process.  We will assist JKZ in getting the necessary information to its audit firm and law firm to file a Form S-1 registration with the SEC and we will assist JKZ to list its common stock on the OTCBB.   EastBridge has received a cash fee and we will own an equity position of JKZ’s stock if and when it completes the listing of JKZ on a U.S. stock exchange.  We will also assist JKZ in locating an investment bank to complete a capital raise in the U.S.  We have declared  a stock dividend to our EastBridge shareholders of record  on April 16, 2010.  No shares of JKZ stock will be distributed until after we have received SEC clearance for JKZ.  We will distribute the JKZ stock to our shareholders on a pro-rata basis after SEC clearance.  As of March 31, 2010, no JKZ stock has been issued to our shareholders.

Alpha Green Energy Company

On February 19, 2009, we entered into a listing agreement with Alpha Green Energy Company, a company based in Phoenix, Arizona.  Alpha Green is a holding company that owns a subsidiary in Guizhou, China.  The subsidiary’s main business is electricity production using renewable bio-mass from the agricultural industry in China.  For our services, we will be compensated with a cash fee plus equity in Alpha Green.  EastBridge will also assist in locating an investment bank to conduct a capital raise for Alpha Green.

In September 2009, Alpha Green purchased Fiber One, our subsidiary in Hong Kong, for a cash fee. Alpha Green has filed an S-1 to become a public company in the United States, which included an audit for fiscal years 2007 and 2008.  Alpha Green is currently waiting on a response from the SEC on its S-1 filing.  We are currently working with the PCAOB-registered accounting firm and with Alpha Green to complete the 2009 audit report including financials and footnotes.  EastBridge will receive a cash fee plus an equity position in Alpha Green if and when it gets listed on a U.S. stock exchange or over-the-counter market.  We have received a down payment of the cash fee which we received for our listing service.  Eastbridge has also received a downpayment of the cash fee for the purchase of Fiber One by Alpha Green.  Eastbridge will receive the balances of the cash fees for its listing service and for the purchase of Fiber One along with an equity position if and when Alpha Green is listed on a U.S. stock exchange.  EastBridge declared a stock dividend for Fiber One to our EastBridge shareholders of record on of June 11, 2007.  Since 95% of the outstanding Fiber One stock was purchased by Alpha Green, the stock dividend will now apply to Alpha Green stock.   As of March 31, 2010, we have not issued any Alpha Green stock to our shareholders for the stock dividend given to our EastBridge shareholders.  We will issue Alpha Green shares to our shareholders on a pro-rata basis if and when Alpha Green receives SEC clearance.

Kaida Road Construction Company

Kaida provides pavement services in Jiangsu, which is a province of China.  We intend to list Kaida on either Nasdaq or Amex within the next few months.  We are currently working with Kaida to prepare it for its upcoming financial statement audit along with the legal process to file on a U.S. stock exchange.  Most likely, we will assist Kaida to complete a reverse merger with a shell company once we have completed the preparation work with Kaida and once we have assisted the PCAOB approved accounting firm complete its audit for fiscal years 2008 and 2009. For EastBridge’s service, we will own an equity position in Kaida if and when it becomes a public company  in the United States along with a cash fee.  We have declared a stock dividend to our EastBridge shareholders of record on January 15, 2010.  They will receive Kaida stock on a pro-rata basis if and when Kaida becomes a public company in the United States.  As of March 31, 2010, no Kaida stock had been issued to our shareholders.

Huang Wei Pharmaceutical Company

Huang Wei is a Chinese pharmaceutical company located approximately two hours from Beijing, China.  We intend to assist Huang Wei listing its common stock on a United States stock market within the next 12 to 18 months.  Huang Wei has recently had over thirty drugs approved by the Chinese equivalent of the U.S. FDA.  Its products range from special anti-inflammatory to blood pressure-lowering drugs.  We are currently assisting Huang Wei with preparing for its audit for fiscal years 2007 and 2008 and for the legal process of filing an S-1 registration statement with the SEC.  Huang Wei has formed a United States subsidiary called Huang Wei Pharmacy Group Holdings Limited.  For EastBridge’s services, we will own an equity position in the U.S. subsidiary if and when it becomes a public company in the United States.  We have not declared a stock dividend for our EastBridge shareholders as of March 31, 2010.

Long Whole Enterprises, Ltd

We are providing listing services and have a joint venture agreement with Long Whole Enterprises, Ltd (Long Gold).  Long Gold’s primary business is mining precious metals in Africa.  Long Gold is currently working to complete a survey of a gold mine in the Democratic Republic of Congo.  EastBridge also intends to locate capital providers who can assist Long Gold in raising capital to purchase advanced machinery to increase the potential amount of gold which can be mined.  We intend to assist Long Gold in listing its common stock on either Nasdaq or Amex within the next few months.  We are currently working to prepare it for the audit and legal processes.  For EastBridge’s services, we will own an equity position in Long Gold if and when Long Gold is listed on an exchange or U.S. market.  We have not declared a stock dividend for our EastBridge shareholders as of March 31, 2010.

AREM Pacific Corporation

EastBridge continues to work with Arem Pacific Corporation to restructure its company and to improve its business strategies.  Arem still desires to become a public company in the United States and become listed on a U.S. stock exchange.  EastBridge will advise and consult Arem on the listing process once its restructure is complete.  EastBridge will also assist Arem in locating capital providers if and when it becomes listed on a U.S. stock exchange.  Arem signed a Listing and Joint Venture Agreement with EastBridge in April of 2009 but this has been postponed for an indefinite period of time due to market conditions and changes in Arem’s plans. Following is a history of our relationship with Arem.

During July 2007, we organized Nanotec, Inc., ("Nanotec") a wholly owned subsidiary of our company.  On July 11, 2007 we declared a 5% stock dividend of Nanotec to our shareholders of record on that date.  As of November 8, 2007, Arem Wines merged with Nanotec, Inc.  Under the terms of the merger, the new stock ownership structure is as follows:  15% owned by EastBridge, 5% owned by EastBridge shareholders, and 80% owned by Arem Wines' beneficiaries.  The name of the merged company was Arem Group, Inc.  During 2008, Arem Group signed a Listing Agreement with Eastbridge to take its U.S. subsidiary public in the U.S. and to list it on a U.S. stock exchange.

As of September, 2008, the Arem Group has been dissolved.  A new company called Arem Pacific Corporation was formed with a new set of directors and officers along with a new ownership structure.  We continue to have the right to own an equity position of Arem Pacific Corporation and our shareholders have a right to own 5% of this new entity due to the stock dividend  declared on July 11, 2007.  As of December 2009, Arem Pacific Corporation and EastBridge have mutually agreed to postpone the listing process until after a restructure process for Arem is complete and the world's economy and market conditions improve.  As of March 31, 2010, no stock of Arem Pacific Corporation has been issued to our shareholders.

Other EastBridge Clients

Our written listing agreements with the following companies have expired beginning in 2008 and continuing through January 1, 2010:  Ning Guo, Tianjin Heavy Steel, Beijing Power Company, Ginko, and Yewo.  We continue to communicate with them and intend to re-initiate our agreements with them in the future.  However, we have postponed our services for an indefinite period of time and there is a possibility that we will not provide any further consulting services to them.  Our agreements with HaoHei Media, Ji-Bo and Aoxing have not been formally terminated, but we are not presently providing any services to these companies.  No fees were returned by EastBridge to these clients as part of the termination of these agreements or the postponement of us providing services under our listing agreements with them.

EastBridge Subsidiaries in the United States

General Farms Corporation (EastBridge Subsidiary)

On November 27, 2007, we organized General Farms Corporation ("General Farms") as a wholly owned subsidiary of EastBridge. A stock dividend of 5% of General Farm's common stock, or 10,000,000 shares, was declared for EastBridge's shareholders of record as of November 16, 2007. As of December 5, 2007, Rhino Two Horns entered into an agreement to merge with General Farms Corporation.  Under the terms of the merger, the new stock ownership structure would have been:  15% owned by EastBridge, 5% owned by EastBridge shareholders and 80% owned by Rhino's beneficiaries. In the third quarter of 2008, Rhino cancelled its contract with EastBridge, also cancelling the merger agreement with General Farms Corporation.  As of March 31, 2010, EastBridge has not distributed stock to its shareholders for General Farms Corporation for the stock dividend that was declared for those EBIG shareholders of record on November 16, 2007.

Energy Corporation (EastBridge Subsidiary)

On November 27, 2007, we formed Energy Corporation ("Energy") as a wholly owned subsidiary of EastBridge.  On December 28, 2007, EastBridge announced that it would distribute a stock dividend of 5% of Energy Corporation's common stock of 10 million shares, on a pro-rata basis. The eligible shareholders will automatically receive the stock certificates or electronic deposits into their accounts if and when Energy Corporation's stock is listed and begins trading.  Energy Corporation is presently and always has been an inactive subsidiary.  As of March 31, 2010, no stock has been distributed to our shareholders for this subsidiary for the declared stock dividend for those EBIG shareholders of record on December 28, 2007.

China Properties Corporation (EastBridge Subsidiary)

On November 27, 2007 we formed China Properties Corporation ("China Properties") as a wholly owned subsidiary of EastBridge.  We declared a stock dividend to distribute 5% of China Properties' common stock of 10,000,000 shares, on a pro-rata basis to our shareholders of record on November 30, 2007. The eligible shareholders will automatically receive the stock certificates or electronic deposits into their accounts if and when the China Properties' stock is listed and begins trading.  China Properties is presently and always has been an inactive subsidiary.  As of March 31, 2010, no stock has been distributed to our shareholders for this subsidiary for the declared stock dividend for those EBIG shareholders of record on November 30, 2007.

Employees

We now have three full-time employees in the United States and one full time employee in China. In the next twelve months, we plan to have three full-time employees in Beijing, China and four full-time employees in Phoenix, Arizona.

WHERE YOU CAN FIND MORE INFORMATION

You are advised to read this Form 10-K in conjunction with other reports and documents that we file from time to time with the SEC. In particular, please read our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K that we file from time to time. You may obtain copies of these reports directly from us or from the SEC at the SEC's Public Reference Room at 100 F. Street, N.E. Washington, D.C. 20549, and you may obtain information about obtaining access to the Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains information for electronic filers at its website http://www.sec.gov.

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

The Company's Auditors Have Expressed Doubt About Our Ability To Continue As A Going Concern

The independent auditor's report on our financial statements contains explanatory language that substantial doubt exists about our ability to continue as a going concern. The report states that we depend on the continued financial contributions of our executive officers and their ability to execute our business strategy and to generate liquidity from our client engagements. If we are unable to obtain sufficient financing in the near term, achieve profitability or achieve client listing obligations, then we would, in all likelihood, experience severe liquidity problems and may have to curtail our operations. If we curtail our operations, we may be placed into bankruptcy or undergo liquidation, the result of which will adversely affect the value of our common shares.

Significant Current Liabilities

Our current liabilities are in excess of $1 million and even though management has categorized approximately $215,000 of that amount in dispute if all of the other creditors demand payment the Company may be forced into insolvency.  Management believes however that its existing listing agreements should provide significant additional revenue to make partial payments to several creditors who might demand payment but there is no assurance that this revenue will be available.

We May Be Subject to U.S. Regulation of the Consulting Services We Provide

Even though we do not raise any capital for our clients our services may be viewed as providing investment services.  Investment businesses generally are comprehensively and intensively regulated under state and U.S. securities laws and regulations.  Any investigation, litigation or other proceeding undertaken by the SEC or other federal or state regulatory agencies or private parties could necessitate the expenditure of material amounts of Company funds for legal and other costs and could have other materially adverse consequences for the Company, particularly if the Company is subject to fines and penalties for failure to obtain the required licenses or approvals.

The Company is not registered as a broker or dealer under the 1934 Act or any other securities law.  The Company believes that it is not required to be registered as a broker or dealer, but if the SEC or the securities administrator of any state were to assert that such registration is required, the Company would bear the resulting increased expenses and its activities would be restricted, which could materially and adversely affect the Company's business.

The Company has not, and is not expected to, register as an investment adviser or an investment company under the federal Investment Advisers Act of 1940, as amended, the federal Investment Company Act of 1940, as amended, or under the laws of any state.  The Company does not believe that any law requires such a registration.  However, particularly with respect to the method it has established of forming wholly owned subsidiaries and taking equity in all of the clients these practices may violate the Investment Company Act of 1940 which would require extensively more filings and additional compliance with SEC regulations.  If required, however, such a registration could preclude the Company from performing its duties to its clients, which could lead to material adverse effects on the Company and its business, making its business much less lucrative.

The Company may also be subject to the federal or various state investment advisory acts.  The services rendered by the Company may be viewed as providing financial advice even though management believes that any financial advice is not actually provided by the Company but instead is provided by third party financial service firms which are registered.

Competition May Negatively Impact Us

We will compete with individuals and both large and small investment companies for clients in Asia and our other current and proposed markets.  Many of these institutions and individuals are already active in the Asian market and have greater financial and other resources that may be used to compete against us. We expect that, if we are successful and if Asian markets as a whole have favorable results, competition will increase.

We Depend Upon Key Management Personnel and the Loss of Any of Them Would Seriously Disrupt Our Operations

The success of our company is largely dependent on the personal efforts of Keith Wong and Norm Klein and other key executives. The loss of the services of Keith Wong and Norm Klein or other key executives would have a material adverse effect on our business and prospects. The Company has not obtained key-man insurance for any of its senior management personnel, which means that the Company will not receive any cash amounts as a result of the disability or death of a member of senior management.  In addition, in order for us to undertake our operations as contemplated, it will be necessary for us to locate and hire experienced personnel who are knowledgeable in our business. Our failure to attract and retain such experienced personnel on acceptable terms will have a material adverse impact on our ability to grow our business.

Our sole directors and officers have employment agreements which only permit their removal for cause or by mutual agreement of the officer and the Company.  As there are no independent directors it will be very difficult to remove either Mr. Wong or Mr. Klein, even if cause exists.

The Company Does Not Provide Proprietary Services

There is nothing proprietary about the services the Company provides and the Company has no intellectual property or other protection for its services. Any of the Company’s current or future competitors could duplicate the Company’s business model and it would have no legal recourse against them for such actions.

We Are Currently Being Audited

We are undergoing an audit by the Internal Revenue Service related to employment tax liability for the 2006-2008 tax years, and depending on the outcome of the audit, we may be subject to additional taxes.  An assessment of additional taxes plus penalties and interest may have a material adverse effect on our performance.

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

We Do Not Intend To Pay Cash Dividends.

We do not anticipate paying cash dividends on our common stock in the foreseeable future. We may not have sufficient funds to legally pay dividends. Even if funds are legally available to pay dividends, we may nevertheless decide in our sole discretion not to pay dividends. The declaration, payment and amount of any future dividends will be made at the discretion of the board of directors, and will depend upon, among other things, the results of our operations, cash flows and financial condition, operating and capital requirements, and other factors our board of directors may consider relevant. There is no assurance that we will pay any dividends in the future, and, if dividends are declared, there is no assurance with respect to the amount of any such dividend.

Because Our Stock Is Quoted On The OTCBB, Our Shareholders May Have Difficulty Selling Their Stock Or Experience Increased Negative Volatility On The Market Price Of Our Stock.

Our common stock is traded on the OTCBB. The OTCBB is often highly illiquid, in part because it does not have a national quotation system by which potential investors can follow the market price of shares except through information received and generated by a limited number of broker-dealers that make markets in particular stocks. There is a greater chance of volatility for securities that trade on the OTCBB as compared to a national exchange or quotation system. This volatility may be caused by a variety of factors, including the lack of readily available price quotations, the absence of consistent administrative supervision of bid and ask quotations, lower trading volume, and market conditions. Our shareholders may experience high fluctuations in the market price and volume of the trading market for our securities. These fluctuations, when they occur, have a negative effect on the market price for our securities. Accordingly, our shareholders may not be able to realize a fair price from their shares when they determine to sell them or may have to hold them for a substantial period of time until the market for our common stock improves.

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

In connection with our on-going assessment of the effectiveness of our internal control over financial reporting, we may discover "material weaknesses" in our internal controls as defined in standards established by the Public Company Accounting Oversight Board, or the PCAOB. A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The PCAOB defines "significant deficiency" as a deficiency that results in more than a remote likelihood that a misstatement of the financial statements that is more than inconsequential will not be prevented or detected.

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

We Have Limited Operating History And Lack Of Profits Which Could Lead To Wide Fluctuations In Our Share Price. The Market Price For Our Common Shares Is Particularly Volatile Given Our Status As A Relatively Unknown Company With A Small And Thinly Traded Public Float.

The market for our common shares is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. The volatility in our share price is attributable to a number of factors. First, as noted above, our common shares are sporadically and thinly traded. As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our shareholders may disproportionately influence the price of those shares in either direction. The price for our shares could, for example, decline precipitously in the event that a large number of our common shares are sold on the market without commensurate demand, as compared to a seasoned issuer which could better absorb those sales without adverse impact on its share price. Secondly, we are a speculative or "risky" investment due to our limited operating history and lack of profits to date, and uncertainty of future market acceptance for our potential products. As a consequence of this enhanced risk, more risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a seasoned issuer. Many of these factors are beyond our control and may decrease the market price of our common shares, regardless of our operating performance. We cannot make any predictions or projections as to what the prevailing market price for our common shares will be at any time, including as to whether our common shares will sustain their current market prices, or as to what effect that the sale of shares or the availability of common shares for sale at any time will have on the prevailing market price.

Shareholders should be aware that, according to SEC Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (1) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (2) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (3) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (4) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (5) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities. However, the occurrence of these patterns or practices could increase the volatility of our share price.

Our operations, revenue and profitability could be adversely affected by changes in laws and regulations in the countries where we do business.

The governments of countries into which we sell our services, including the United States, Canada, Asia and the European Union, from time to time, consider regulatory proposals relating to investment and financial activities, and the activities of our clients in a variety of industries, which, if adopted, could lead to disruptions in our ability to provide our services and increase our operational costs, which, in turn, could affect our profitability.

Furthermore, these governments may change import regulations or impose additional taxes or duties on certain Chinese imports from time to time. For example, in 2004, the United States government imposed heavy tariffs of more than 100 percent on certain Chinese shrimp exporters. Similar regulations and fees or new regulatory developments may have a material adverse impact on the operations of our clients and, by extension, on our operations, revenue and profitability.

There could be changes in the policies of the PRC government that may adversely affect our business.

Each industry in the People's Republic of China ("PRC") is subject to policies implemented by the PRC government. The PRC government may, for instance, impose control over aspects of our clients' or our business such as distribution of raw materials, product pricing and sales. On the other hand, the PRC government may also make available subsidies or preferential treatment, which could be in the form of tax benefits or favorable financing arrangements.

If the raw materials used by our clients or their products become subject to any form of government control, then depending on the nature and extent of the control and our clients' ability to make corresponding adjustments, there could be a material adverse effect on our business and operating results.

Separately, our business and operating results also could be adversely affected by changes in policies of the Chinese government such as: changes in laws, regulations or the interpretation thereof; confiscatory taxation; restrictions on currency conversion, imports on sources of supplies; or the expropriation or nationalization of private enterprises. Although the Chinese government has been pursuing economic reform policies for approximately two decades to liberalize the economy and introduce free market aspects, there is no assurance that the government will continue to pursue such policies or that such policies may not be significantly altered, especially in the event of a change in leadership, social or political disruption, or other circumstances affecting China's political, economic and social life. There has been recent extensive publicity on issues related to regulation by the PRC of both Google and Go Daddy and each of these companies have determined they may be no longer capable of doing business in the PRC and are considering pulling out of the market.

Certain political and economic considerations relating to PRC could adversely affect our company.

The PRC is passing from a planned economy to a market economy. The Chinese government has confirmed that economic development will follow a model of market economy under socialism. While the PRC government has pursued economic reforms since its adoption of the open-door policy in 1978, a large portion of the PRC economy is still operating under five-year plans and annual state plans adopted by the government that set down national economic development goals. Through these plans and other economic measures, such as control on foreign exchange, taxation and restrictions on foreign participation in the domestic market of various industries, the PRC government exerts considerable direct and indirect influence on the economy. Many of the economic reforms are unprecedented or experimental for the PRC government, and are expected to be refined and improved. Other political, economic and social factors can also lead to further readjustment of such reforms. This refining and readjustment process may not necessarily have a positive effect on our operations or future business development. Our operating results may be adversely affected by changes in the PRC's economic and social conditions as well as by changes in the policies of the PRC government, which we may not be able to foresee, such as changes in laws and regulations (or the official interpretation thereof), measures which may be introduced to control inflation, changes in the rate or method of taxation, and imposition of additional restrictions on currency conversion.

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

At various times during recent years, the United States and China have had disagreements over political and economic issues. Controversies may arise in the future between these two countries. Any political or trade controversies between the United States and China could adversely affect the market price of our common stock and our clients' ability to access U.S. capital markets.

Governmental control of currency conversion may affect the value of our stock.

The PRC government imposes controls on the convertibility of Renminbi into foreign currencies and, in certain cases, the remittance of currency out of the PRC. Currently, the Renminbi is not a freely convertible currency. Shortages in the availability of foreign currency may restrict our clients' ability to remit sufficient foreign currency to pay dividends, or otherwise satisfy foreign currency denominated obligations. Under existing PRC foreign exchange regulations, payments of current account items, including profit distributions, interest payments and expenditures from the transaction, can be made in foreign currencies without prior approval from the PRC State Administration of Foreign Exchange by complying with certain procedural requirements. However, approval from appropriate governmental authorities is required where Renminbi is to be converted into foreign currency and remitted out of China to pay capital expenses such as the repayment of loans and corporate debt obligations denominated in foreign currencies.

The PRC government may also at its discretion restrict access in the future to foreign currencies for current account transactions. If the foreign exchange control system prevents our clients or us from obtaining sufficient foreign currency to satisfy currency demands, we or our clients may not be able to pay certain of our or their expenses as they come due.

The fluctuation of the Renminbi may materially and adversely affect our operations.

The value of the Renminbi against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in the PRC's political and economic conditions. Any significant revaluation of the Renminbi may materially and adversely affect our cash flows, revenues and financial condition. For example, to the extent that we or our clients need to convert U.S. dollars into Renminbi for our or their operations, appreciation of the Renminbi against the U.S. dollar could have a material adverse effect on our business, financial condition and results of operations.

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

Since part of our operations are presently based in China, service of process on our business and officers may be difficult to effect within the United States. Also, some of our assets are located outside the United States and any judgment obtained in the United States against us may not be enforceable outside the United States. We have appointed Keith Wong, our Chief Executive Officer and President, as our agent to receive service of process in any action against our company in the United States.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

As a smaller reporting company, we are not required to provide Item 1B disclosure.

ITEM 2.  PROPERTIES.

Our executive office is located at 8040 E. Morgan Trail, Unit 18, Scottsdale, AZ  85258. We lease these facilities, consisting of approximately 900 square feet, for $ 664 per month. The term of our lease is a two year lease which commenced in September, 2009.

EastBridge has obtained the approval from the local authority in Beijing, capital of China, to begin operation as a financial company's representative office to serve its Chinese clients.  This office is housed in the office tower of Kunlun Hotel and became fully operational in January of 2008 to serve existing and new clients. The Company leases these offices for $1800 per month.  The term of the lease is on a month-to-month basis.

The aforesaid properties are in good condition and we believe they will be suitable for our purposes for the next 12 months.  There is no affiliation between us and any of our principals or agents and our landlords or any of their principals or agents.

	Scottsdale	Beijing China	Total
2008	$1,300	$1,800	$3,100
2009	$664	$1,800	$2,464

ITEM 3.  LEGAL PROCEEDINGS

We are currently not involved in any litigation that we believe could have a materially adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our company's or our company's subsidiaries' officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

ITEM 4.  RESERVED

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

EastBridge common stock is traded in the over-the-counter market, and quoted in the National Association of Securities Dealers Inter-dealer Quotation System ("OTCBB") and can be accessed on the Internet at www.otcbb.com under the symbol "EBIG.OB."

At December 31, 2009, there were 140,377,339 shares of common stock of EastBridge outstanding and there were approximately 1600 shareholders of record of the Company's common stock.

The following table sets forth for the periods indicated the high and low bid quotations for EastBridge's common stock.  These quotations represent inter-dealer quotations, without adjustment for retail markup, markdown or commission and may not represent actual transactions.

Periods	High	Low
Fiscal Year 2009
First Quarter (January - March 2009)	$0.02	$0.01
Second Quarter (April - June 2009)	$0.03	$0.01
Third Quarter (July - September 2009)	$0.03	$0.02
Fourth Quarter (October - December 2009)	$0.05	$0.02
Fiscal Year 2008
First Quarter (January - March 2008)	$0.075	$0.075
Second Quarter (April - June 2008)	$0.04	$0.04
Third Quarter (July - September 2008)	$0.049	$0.033
Fourth Quarter (October - December 2008)	$0.02	$0.02

On March 31, 2010, the closing bid price of our common stock was $0.12.

Dividends

We did not declare any cash dividends for the year ended December 31, 2009. Our Board of Directors does not intend to declare any cash dividends in the near future. The declaration, payment and amount of any future dividends will be made at the discretion of the Board of Directors, and will depend upon, among other things, the results of our operations, cash flows and financial condition, operating and capital requirements, and other factors as the Board of Directors considers relevant. There is no assurance that future dividends will be paid, and if dividends are paid, there is no assurance with respect to the amount of any such dividend.

Equity Compensation Plans

2007 Employees and Consultants Stock Option Plan

During the second quarter of 2007, the Company's Board of Directors approved and adopted the 2007 Employees and Consultants Stock Option Plan (the "Plan") and designated 10,000,000 of our no par common stock for issuance under the Plan to employees, directors or consultants for EastBridge through either the issuance of shares or stock option grants.  Under the terms of the Plan, stock option grants shall be made with exercise prices not less than 100% of the fair market value of the shares of Common Stock on the grant date.

All awards issued under this plan consisted of share grants that were fully vested at the date of grant.

	Total shares reserved under the plan	Remainingshares availableforissuance under theplan
2007 Employees and Consultants Stock Option Plan	10,000,000	0

2008 Employees and Consultants Stock Option Plan

During the third quarter of 2008, the Company's Board of Directors approved and adopted the 2008 Employees and Consultants Stock Option Plan (the "Plan") and designated 11,000,000 of our no par common stock for issuance under the Plan to employees, directors or consultants for EastBridge through either the issuance of shares or stock option grants.  Under the terms of the Plan, stock option grants shall be made with exercise prices not less than 100% of the fair market value of the shares of Common Stock on the grant date.

All awards issued under this plan consisted of share grants that were fully vested at the date of grant.

	Total shares reserved underthe plan	Remaining sharesavailablefor issuanceunder theplan
2008 Employees and Consultants Stock Option Plan	11,000,000	0

2009 Stock Option Plan

During the first quarter of 2009, the Company's Board of Directors approved and adopted the 2009 Stock Option Plan  (the "Plan") and designated 10,000,000 of our no par common stock for issuance under the Plan to employees, directors or consultants for EastBridge through either the issuance of shares or stock option grants.  Under the terms of the Plan, stock option grants shall be made with exercise prices not less than 100% of the fair market value of the shares of Common Stock on the grant date.

	Total sharesreserved under the plan	Remainingshares available for issuance under the plan
2009 Stock Option Plan	10,000,000	5,487,500

All Equity Compensation Plans

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (#)	Weighted-average exercise price of outstanding options, warrants and rights ($)	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by shareholders	n/a	n/a	n/a
Equity compensation plans not approved by shareholders	n/a	n/a	5,487,500
Total	n/a	n/a	5,487,500

Transfer Agent

EastBridge's transfer agent and registrar for the common stock is Jersey Transfer and Trust Company located in Verona, New Jersey.

Recent Sales of Unregistered Securities

Except as set forth below, all unregistered sales and issuances of equity securities for the year ended December 31, 2009 were previously disclosed in a Form 8-K or Form 10-Q filing.

On September 8, 2009, the Company issued 3,500,000 shares of restricted common stock to repay loans made by a single individual in the aggregate principal amount of $48,500, with the loans made between December 19, 2008 and August 17, 2009, plus $14,500 in consulting services.  These shares were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

On November 11, 2009, the Company issued 250,000 shares of restricted common stock to The Eversull Group, Inc. in exchange for services rendered to the Company pursuant to The Eversull Group's investment relations arrangement with the Company.  These shares were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

On November 11, 2009, the Company issued 100,000 shares of restricted common stock to Ryan Carpel in exchange for technical services rendered to the Company.  These shares were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6.  SELECTED FINANCIAL DATA.

As a smaller reporting company, we are not required to provide Item 6 disclosure.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following is management's discussion and analysis of certain significant factors that have affected our financial position and operating results during the periods included in the accompanying consolidated financial statements, as well as information relating to the plans of our current management. This report includes forward-looking statements. Generally, the words "believes," "anticipates," "may," "will," "should," "expect," "intend," "estimate," "continue," and similar expressions or the negative thereof or comparable terminology are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, including the matters set forth in this report or other reports or documents we file with the Securities and Exchange Commission from time to time, which could cause actual results or outcomes to differ materially from those projected. Undue reliance should not be placed on these forward-looking statements which speak only as of the date hereof. We undertake no obligation to update these forward-looking statements.

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

The following summarizes critical estimates made by management in the preparation of the consolidated financial statements.

Stock-Based Compensation

We periodically use stock-based awards, consisting of shares of common stock, to compensate certain officers and consultants.  Shares are expensed on a straight line basis over the requisite service period based on the grant date fair value, net of estimated forfeitures, if any.  Typically, our awards are fully vested at the date of grant, so forfeitures are not applicable.

Revenue Recognition

We utilize the guidance set forth in the Securities and Exchange Commission's Staff Accounting Bulletin (SAB) No. 104, regarding the recognition, presentation and disclosure of revenue in financial statements.  We engage in listing contracts with our clients which provide for the payment of fees, either in cash or equity, upon the achievement of certain milestones including the successful completion of a financial statement audit, the successful listing on a national stock exchange and the maintenance of ongoing 1934 Act registration requirements with the Securities and Exchange Commission.  In some instances, payment may be made in advance of performance; however, such payment is often refundable in the event that milestones are not reached.   We recognize revenue on a systematic basis as milestones are reached in accordance with FASB’s Accounting Standards Codification (“ASC”) 605 “Revenue Recongition” Update No. 2009-13.  Such guidance stipulates that revenue be recognized for individual elements in a multiple deliverable arrangement using the relative selling price method.  We rely on internal estimates of the relative selling price of each element as objective third-party evidence is unattainable.

Income Taxes

Income taxes are accounted for using the asset and liability method as prescribed by ASC 740 “Income Taxes”. Under this method, deferred income tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which these temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance would be provided for those deferred tax assets for which if it is more likely than not that the related benefit will not be realized.

A full valuation allowance has been established against all net deferred tax assets as of December 31, 2009 based on estimates of recoverability.  While we have optimistic plans for our business strategy, we determined that such a valuation allowance was necessary given the current and expected near term losses and the uncertainty with respect to our ability to generate sufficient profits from our business model.

	2009	2008
Revenues	$50,000	$4,980
Operating and Other Expenses	(803,224)	(1,238,282)
Net Loss	$(753,224)	$(1,233,302)
Balance Sheet Data:
	December 31,
	2009	2008
Current Assets	162,609	$4,347
Total Assets	185,931	57,722
Current Liabilities	1,064,005	541,096
Non Current Liabilities	—	—
Total Liabilities	1,064,005	541,096
Working Capital (Deficit)	$(901,396)	(536,749)
Shareholders'Equity (Deficit)	(878,074)	$(483,375)

Fiscal Year Ended December 31, 2009, Compared to Fiscal Year Ended December 31, 2008

Results of Operations

Revenues

Year Ended December 31,	Revenues	Change from Prior Year	Percent Change from Prior Year
2009	$50,000	$45,020	904.0%
2008	$4,980

Revenues in fiscal 2009 increased by approximately $45,000, due primarily to timing of specific listing agreements.  Most of the current agreements stipulate that the revenues are dependent upon the successful listing of the client company on a U.S. stock market or exchange.  Revenues were recognized in 2009 associated with cash fees for which services were fully rendered.

General and Administrative Expenses

Year Ended December 31,	General & Administrative Expenses	Change from Prior Year	Percent Changefrom Prior Year
2009	$723,087	$(286,009)	(28.3)%
2008	$1,009,096

General and administrative expenses decreased in fiscal 2009 as compared to fiscal 2008 due to the following:  a decrease in bad debt expense of approximately $201,000 as we incurred bad debt expenses associated with the Ji-Bo and Aoxing listing agreement in 2008 and a decrease in management fees of approximately $230,000 as management did not take a bonus in 2009, partially offset by an increase in accounting and legal fees related to the needs of the listing agreements of approximately $120,000 as we agreed to cover professional fees for our clients under certain of these agreements.

 Sales and Marketing Expenses

Year Ended December 31,	Sales& Marketing Expenses	Change from Prior Year	Percent Change from Prior Year
2009	$74,011	$(3,485)	(4.5)%
2008	$77,496

Sales and marketing expenses decreased in slightly fiscal 2009 as compared to fiscal 2008 due to minor changes in travel and other marketing related expenses.

Impairment Loss on Investment

Year Ended December 31,	Impairment loss on investment	Change from Prior Year	Percent Change from Prior Year
2009	$-	$(140,000)	n/a
2008	$140,000

In 2008 an impairment was recorded related to our investment in Arem Wines LTD.  No impairments were recorded in 2009.

Operating Loss

Year Ended December 31,	Operating Loss	Change from Prior Year	Percent Change from Prior Year
2009	$(747,098)	$474,514	(38.8)%
2008	$(1,221,612)

The decrease in our operating loss for fiscal 2009 as compared to fiscal 2008 is primarily due to changes in impairment charges and general and administrative expenses, each of which is described above.

Total Other Income (Expense)

Year Ended December 31,	Total Other Income (Expense)	Change from Prior Year	Percent Change from Prior Year
2009	$(6,126)	$(22,773)	(136.8)%
2008	$16,647

In 2009, we incurred additional interest expense of approximately $3,000 off set by interest income of approximately $1,200.  In 2008 we had benefited from a gain on settlement of debt of approximately $20,800.

Income Tax Provision (Benefit)
Year Ended December 31,	Income Tax Provision (Benefit)	Change from Prior Year	Percent Changefrom Prior Year
2009	$-	$-	0.0%
2008	$-

While we have optimistic plans for our business strategy, we determined that a valuation allowance was necessary given the current and expected near term losses and the uncertainty with respect to our ability to generate sufficient profits from our business model.  Therefore, we established a valuation allowance for all deferred tax assets.

Loss from Discontinued Operations

Year Ended December 31,	Loss from Discontinued Operations	Change from Prior Year	Percent Change from Prior Year
2009	$-	$28,337	(100.0)%
2008	$(28,337)

During fiscal 2008, we discontinued operations of three subsidiaries as the related listing agreements were cancelled.  No cancelations resulting in discontinued operations occurred in fiscal 2009.

Net Loss

Year Ended December 31,	Net Loss	Change from Prior Year	Percent Change from Prior Year
2009	$(753,224)	$480,079	(38.9)%
2008	$(1,233,303)

Changes in net loss are primarily attributable to changes in operating income, other income (expense) and discontinued operations, each of which is described above.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by or (used in) operating activities is $155,972 and $(163,322) for the years ended December 31, 2009 and 2008 respectively.  The increase is mainly attributable to the increase in our payables and increase in operating expenses.

Our primary source of cash inflows has historically been from listing agreement customers.  In 2009 we received an advance payment for shares of a listed company that is expected to be completed in the first half of 2010.  As of September 30, 2009, no single customer accounted for greater than 10% of accounts receivable as part of the agreements require deposits in advance rather than billing after the fact.

Cash provided by financing activities was $2,290 and $108,506 years ended December 31, 2009 and 2008, respectively. The decrease is due to repayment of $36,250 of the lending from a local bank of $100,000 received in 2008, advances from our Chief Financial Officer of $38,540 and advances from other affiliates in the amount of $53,375.

We had working capital of $(901,396) as of December 31, 2009 compared to $(536,750) as of December 31, 2008.  Our cash position increased to $162,609 at December 31, 2009 compared to $4,347 at December 31, 2008, as we had an increase in cash flows from operations, plus cash provided by investing activities.

Our monthly cash requirement amount is approximately $15,000.  For the year ended December 31, 2009, we have increased deferred revenue approximately $203,000 as a result of cash deposits on listing agreements.  During the year ended December 31, 2008, we sold 2,000,000 shares of common shares for $50,000 and during the year ended December 31, 2009, we did not sell any shares of common stock for cash consideration.

In the past we have received cash through loans extended by our management to the Company and through sales of shares of common stock to individual investors.  As we are a consulting company with no proprietary technology it is doubtful we will obtain capital from institutional or other sources and will need to rely on our officers for cash infusions.  As much of our revenue will come through sales of equity in our clients it may be several months until we obtain positive cash flows as this will occur only if and when our clients have registration statements cleared by the SEC which include our shares of common stock and these clients become listed on U.S. stock exchanges or over-the-counter markets.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide Item 7A disclosure.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

EASTBRIDGE INVESTMENT GROUP CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of Eastbridge Investment Group Corporation
Scottsdale, Arizona

We have audited the accompanying consolidated balance sheets of Eastbridge Investment Group Corporation (Company) and subsidiary as of December 31, 2009, and the related consolidated statements of income, stockholders' equity (deficit), and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Eastbridge Investment Group Corporation as of  December 31, 2008 were audited by another auditor, whose report dated March 30, 2009 on those statements included an explanatory  paragraph describing conditions that raised substantial doubt as to the Company's ability to continue as a going concern as discussed in Note 2 to the financial statements.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Eastbridge Investment Group Corporation and subsidiary as of December 31, 2009 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed further in Note 2, the Company has incurred significant losses.  The Company's viability is dependent upon its ability to obtain future financing and the success of its future operations.  These factors raise substantial doubt about the Company's ability to continue as a going concern.  Management's plan in regard to these matters is also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Tarvaran Askelson & Company, LLP

Laguna Niguel, California
April 5, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
EASTBRIDGE INVESTMENT GROUP CORPORATION

We have audited the accompanying consolidated balance sheets of EastBridge Investment Group Corporation and Subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in stockholders' deficiency and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provided a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of EastBridge Investment Group Corporation and Subsidiaries, as of December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for the period then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Jewett, Schwartz, Wolfe & Associates
Jewett, Schwartz, Wolfe & Associates

Hollywood, Florida
March 30, 2009

200 SOUTH PARK ROAD, SUITE 150 ● HOLLYWOOD, FLORIDA 33021 ● TELEPHONE (954) 922-5885 ● FAX (954) 922-5957
MEMBER - AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS ● FLORIDA INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS
PRIVATE COMPANIES PRACTICE SECTION OF THE AICPA ● REGISTERED WITH THE PUBLIC COMPANY ACCOUNTING OVERSIGHT BOARD OF THE SEC

EASTBRIDGE INVESTMENT GROUP CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,
	2009	2008

Assets
Cash	$162,609	$4,347
Total current assets	162,609	4,347

Advances receivable from related parties	23,322	53,375
Total assets	$185,931	$57,722

Liabilities and Stockholders' Deficit
Liabilities:
Accounts payable	119,987	26,288
Disputed accounts payable	213,799	-
Accrued expenses	291,358	381,509
Line of credit	63,750	100,000
Deferred revenue	203,271	-
Advances payable to related party	71,840	33,300
Other current liabilities	100,000	-
Total current liabilities	1,064,005	541,097

Total liabilities	1,064,005	541,097

Commitments and contingencies

Stockholders' deficit:
Preferred stock series A, no par value, 50,000,000 shares
authorized; none issued and outstanding
as of December 31, 2009 and 2008, respectively	-	-

Preferred stock series B, no par value, 50,000,000 shares
authorized; none issued and outstanding
as of December 31, 2009 and 2008, respectively	-	-

Common stock, no par value, 300,000,000 shares authorized;
140,377,339 and 126,554,839 issued and outstanding
as of December 31, 2009 and 2008, respectively	4,560,350	4,201,825

Accumulated deficit	(5,438,424)	(4,685,200)
Total stockholders' deficit	(878,074)	(483,375)

Total liabilities and stockholders' deficit	$185,931	$57,722

The accompanying notes are an integral part of these consolidated financial statements.

EASTBRIDGE INVESTMENT GROUP CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS

	Year ended
	December 31,
	2009	2008

Revenues	$50,000	$4,980

Cost of services	-	-

Gross profit	50,000	4,980

Operating expenses:
General and administrative	723,087	1,009,096
Selling and marketing	74,011	77,496
Impairment loss on investment	-	140,000
Total operating expenses	797,098	1,226,592
Operating loss	(747,098)	(1,221,612)

Other income (expense):
Interest expense	7,372	4,231
Interest income	(1,246)	-
Gain on settlement of debt	-	(20,878)
Total other (income) expense	6,126	(16,647)

Loss before taxes, minority interest, discontinued operations	$(753,224)	$(1,204,966)

Income tax provision	-	-
Discontinued operations	-	28,337

Net loss	$(753,224)	$(1,233,303)

Earnings per share:
Basic and diluted:	$(0.01)	$(0.01)

Weighted average common shares outstanding:
Basic and diluted:	131,935,982	121,458,694

The accompanying notes are an integral part of these consolidated financial statements.

EastBridge Investment Group Corporation
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

			Preferred Stock				Common Stock	Retained
	Common Stock		Preferred A		Preferred B		Subscribed	Earnings
	Shares	Amount	Shares	Amount	Shares	Amount	Not Issued	(Deficit)	Total

Balance at December 31, 2007	110,092,080	$3,378,125	-	$-	-	$-	$-	$(3,451,898)	$(73,773)

Common stock issued for cash Common stock issued for cash	2,000,000	50,000	-	-	-	-	-	-	50,000

Common stock issued for accrued liabilities	11,957,759	655,000	-	-	-	-	-	-	655,000

Common stock issued for services Common stock issued for cash	2,505,000	118,700	-	-	-	-	-	-	118,700

Net loss	-	-	-	-	-	-	-	(1,233,302)	(1,233,302)

Balance at December 31, 2008	126,554,839	4,201,825	-	-	-	-	-	(4,685,200)	(483,375)

Common stock issued to officers	12,800,000	266,200	-	-	-	-	-	-	266,200

Common stock issued for debt	3,500,000	63,000	-	-	-	-	-	-	63,000

Common stock issued to consultants Common stock issued for cash	1,522,500	29,325	-	-	-	-	-	-	29,325

Cancellation of shares	(4,000,000)	-	-	-	-	-	-	-	-

Net loss	-	-	-	-	-	-	-	(753,224)	(753,224)

Balance at December 31, 2009	140,377,339	$4,560,350	-	$-	-	$-	$-	$(5,438,424)	$(878,074)

The accompanying notes are an integral part of the consolidated financial statements.

EASTBRIDGE INVESTMENT GROUP CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(753,224)	$(1,233,302)
Adjustments to reconcile net loss to net cash
used in operating activities:
Common stock issued for services	358,525	558,700
Gain on the settlement of debt	-	(20,878)
Impairment on investment	-	140,000
Bad debt expense	-	295,381
Minority interest	-	(1,491)
Changes in operating assets and liabilities:
Advances receivable from related party	(23,322)	-
Accounts payables	93,699	(277,132)
Accrued liabilities	177,023	375,401
Deferred revenue	203,271	-
Other current liabilities	100,000	-
Net cash (used in) provided by operating activities	155,972	(163,321)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuances of common stock	-	50,000
Repayment of line of credit	(36,250)	-
Advances to affiliate	-	(44,575)
Proceeds from line of credit	-	100,000
Advances from affiliate	38,540	3,081
Net cash provided by financing activities	2,290	108,506

(DECREASE) INCREASE IN CASH	158,262	(54,815)
CASH, BEGINNING OF PERIOD	4,347	59,162
CASH, END OF PERIOD	$162,609	$4,347

SUPPLEMENTAL CASH FLOW INFORMATION

Interest paid	$7,372	$-
Taxes paid	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

EASTBRIDGE INVESTMENT GROUP CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

NOTE 1 – DESCRIPTION OF BUSINESS

EastBridge Investment Group Corporation (formally ATC Technology Corporation) (“EastBridge” or the “Company”) was incorporated in the State of Arizona on June 25, 2001.  The Company’s principal activity up through June 30, 2005 was to manufacture mobile entertainment products that provide a means to play video game consoles made by Sony, Microsoft and Nintendo, in the car, RV, SUV, van or boat with attachable viewing monitors.

In January 2007, the Company formed Fiber One Limited (“Fiber One”) in Hong Kong as a wholly owned subsidiary of EastBridge to provide calibration and maintenance services to fiber optic companies in Asia, mainly in China and Japan.  On June 11, 2007, the Company distributed 5.0% of Fiber One's stock to its shareholders of record on June 11, 2007.  Accordingly, the results of Fiber One have been consolidated with those of EastBridge’s from the date of formation of Fiber One.  In December 2008, the Company discontinued operations of Fiber One and two other subsidiaries.  Accordingly, all results associated with these entities have been retroactively restated and reflected as discontinued operations in the accompanying consolidated statements of operations.

EastBridge is one of the very few United States companies solely concentrated in marketing consulting services to the many small to mid-size Asian companies that require financial services to assist them in expanding in their local markets. EastBridge had eight (8) clients as of December 31, 2009 that it is assisting in becoming public companies, reporting pursuant to the Securities Exchange Act of 1934, as amended, in the United States and obtaining listings for their stock on a U.S. stock exchange or over-the-counter market. All clients are located in Asia.

EastBridge has formed other subsidiaries to facilitate its clients’ entry into the US capital markets and intends to merge these subsidiaries with the operating entities of its clients in the future.  Unless otherwise noted, all such subsidiaries are inactive.

NOTE 2 - GOING CONCERN

As indicated in the accompanying financial statements, the Company has incurred cumulative net operating losses of $5,438,424 since inception. We place no assurance on the on going operations of our new subsidiaries.  So far, most of the working capital has been provided by the Company's management team members. They have done so since EastBridge's inception and have indicated their continued support for EastBridge; however, there is no assurance that additional funds will be advanced. These matters raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

These factors raise substantial doubt about the ability of the Company to continue as a going concern.   Management plans to successfully achieve milestones in the near future with respect to the Company's client engagements which will provide them with some liquidity; however, there is no assurance that the Company will be successful.

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Revenue Recognition

The Company utilizes the guidance set forth in the Securities and Exchange Commission's Staff Accounting Bulletin (SAB) No. 104, regarding the recognition, presentation and disclosure of revenue in its financial statements.  The Company engages in listing contracts with its clients which provide for the payment of fees, either in cash or equity, upon the achievement of certain milestones including the successful completion of a financial statement audit, the successful listing on a national stock exchange and the maintenance of ongoing 1934 Act registration requirements with the Securities and Exchange Commission.  In some instances, payment may be made in advance of performance; however, such payment is often refundable in the event that milestones are not reached.   The Company recognizes revenue on a systematic basis as milestones are reached in accordance with FASB’s Accounting Standards Codification (“ASC”) 605 “Revenue Recongition” Update No. 2009-13.  Such guidance stipulates that revenue be recognized for individual elements in a multiple deliverable arrangement using the relative selling price method.  The Company relies on internal estimates of the relative selling price of each element as objective third-party evidence is unattainable.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  At December 31, 2009 and 2008, respectively, cash and cash equivalents include cash on hand and cash in the bank. At times, cash deposits may exceed government-insured limits.

Income Taxes

Income taxes are accounted for using the asset and liability method as prescribed by ASC 740 “Income Taxes”. Under this method, deferred income tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which these temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance would be provided for those deferred tax assets for which if it is more likely than not that the related benefit will not be realized.

A full valuation allowance has been established against all net deferred tax assets as of December 31, 2009 based on estimates of recoverability.  While the Company has optimistic plans for its business strategy, we determined that such a valuation allowance was necessary given the current and expected near term losses and the uncertainty with respect to our ability to generate sufficient profits from our business model.

Share-Based Compensation

The Company periodically uses stock-based awards, consisting of shares of common stock, to compensate certain officers and consultants.  Shares are expensed on a straight line basis over the requisite service period based on the grant date fair value, net of estimated forfeitures, if any.  Typically, stock awards are fully vested at the date of grant, so forfeitures are not applicable.

Basic and Diluted Net Loss Per Share

Net loss per share was computed by dividing the net loss by the weighted average number of common shares outstanding during the period.  The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding.  Diluted net loss per share for the Company is the same as basic net loss per share, as the inclusion of common stock equivalents would be anti-dilutive.

Fair Value of Financial Instruments

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties other than in a forced sale or liquidation.

The carrying amounts of the Company’s financial instruments, including cash, accounts payable and accrued liabilities, income tax payable and related party payable approximate fair value due to their short maturities.

Reclassification

Certain prior period amounts have been reclassified to conform to current year presentations.

Recent Accounting Pronouncements

Recent accounting pronouncements that the Company has adopted or that will be required to adopt in the future are summarized below.

In October 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Accounting Standards Update 2009-13, Revenue Recognition (Topic 605)—Multiple-Deliverable Revenue Arrangements. FASB Accounting Standards Update 2009-13 addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. Specifically, this guidance amends the criteria in Accounting Standards Codification (“ASC”) Subtopic 605-25, Revenue Recognition-Multiple-Element Arrangements, for separating consideration in multiple-deliverable arrangements. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimates. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. In addition, this guidance significantly expands required disclosures related to a vendor’s multiple-deliverable revenue arrangements. FASB Accounting Standards Update 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company expects to early adopt this pronouncement in the first quarter of fiscal 2010 and the Company is in the process of developing relative selling price estimates of its deliverables for use in future revenue recognition of listing agreements.

In August 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Accounting Standards Update 2009-05, Fair Value Measurements and Disclosures (Topic 820)—Measuring Liabilities at Fair Value includes amendments to Subtopic 820-10, Fair Value Measurements and Disclosures—Overall, for the fair value measurement of liabilities and provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the techniques provided for in this update. The adoption of Accounting Standards Update 2009-05 did not have a material impact on the consolidated financial statements.

During June 2009, the Financial Accounting Standards Board (“FASB”) issued FAS No. 168, FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162 (“SFAS 168”) and is incorporated in ASC Topic 105, which establishes the FASB Accounting Standards Codification as the single official source of authoritative US GAAP (other than guidance issued by the SEC), superseding existing FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force, and related literature. SFAS 168 became effective as of the beginning of the first annual reporting period that begins after September 15, 2009 and for interim periods within that period. The adoption of SFAS 168 did not have an impact on the Company’s results of operations or financial position.

NOTE 4 – ACCOUNTS RECEIVABLE

The Company’s accounts receivable current portion, net at December 31, 2009 and 2008 consisted of the following:

	December 31,
	2009	2008
Accounts receivable	$-	$201,190
Less: allowance for doubtful accounts	-	(201,190)
Accounts receivable - net	-	$-

All amounts outstanding at December 31, 2008 were deemed to be uncollectible and were written off.

NOTE 5 – OTHER LIABILITIES

Disputed Accounts Payable

At December 31, 2009, the Company carried balances totaling $213,799 owed to various vendors relating to EastBridge’s former business called ATC Technology.  The Company currently considers these balances as in dispute with the vendors and is working on a resolution.

Other Current Liabities

Other current liabilities at December 31, 2009 consisted of a $100,000 deposit received from a trust which has agreed to purchase from Eastbridge a fixed number of shares of common stock in one of Eastbridge’s clients that is expected to be earned by Eastbridge as part of a fee arrangement once this client's shares are publicly registered.

NOTE 6 – LINE OF CREDIT / NOTES PAYABLE

In May 2009, the Company converted the line of credit with Goldwater Bank into a two year promissory note unsecured with a variable interest rate of Wall Street Journal Prime plus 4.0%.  The interest rate cannot be less than 8% which is the rate as of December 31, 2009.  The balance of this promissory note as of December 31, 2009 was $63,750.

In 2008, the Company executed a note with a line of credit with Goldwater Bank in Scottsdale, Arizona.  The line of credit allows the Company to borrow up to $200,000 at a 7% interest rate.  The balance of this line of credit at December 31, 2008, was $100,000.  Interest is paid monthly with an annual balloon payment if the Company is unsuccessful in renewing the line of credit.

NOTE 7 – LEASES

The Company is leasing office space in Scottsdale, Arizona, under a non-cancelable operating lease agreement, which expires in August 2011.  Rent expense for the periods ended December 31, 2009 and 2008 was $31,653 and $13,564, respectively.

As of December 31, 2009, future minimum lease payments due under the foregoing lease agreement are as follows:

Year ending December 31,	Amount
2010	$7,968
2011	5,312
$ 13,280

NOTE 8 – RELATED PARTY TRANSACTIONS

The Company advanced funds to its CEO for accrued and unpaid compensation during the course of business at a rate of 4.5% annual interest which is the federal long term interest rate. As of December 31, 2009 and 2008 advances receivable from the CEO were $0 and $53,375, respectively.  The Company reduced the CEO’s accrued compensation by offsetting the unpaid accrued compensation by the advanced funds to the CEO of $73,774 during 2009.   As of December 31, 2009 and 2008 the accrued compensation liability to the officers was $190,026 and $110,000, respectively.  In 2009, the Company recorded a payroll tax liability in connection with accrued compensation paid with stock and resulting from this payroll tax liability an advance receivable from the CEO and CFO in the amounts of $14,039 and $9,283 are outstanding as of December 31, 2009.

The Company received advances from its CFO and a shareholder during the course of business at a rate of 4.5% interest which is the federal long term interest rate. As of December 31, 2009 and 2008 advances payable to the Company’s CFO and a shareholder were $21,800 and $33,300, respectively.

The Company entered into a employment agreement with the CEO on June 1, 2005. Under the terms of the agreement the CEO will receive compensation in the amount of $240,000 annually. The Company entered into a employment agreement with its CFO on June 1, 2005. Under the terms of its agreement the CFO was to receive $84,000 in compensation annually from the inception of the agreement through January 1, 2007 at which point the consulting compensation was to increase to $180,000.

In the third quarter of 2009, the Company issued 11,800,000 shares of common stock to its two officers. In total, 6,800,000 common shares were issued to the CEO and 5,000,000 common shares were issued to the Company’s CFO.  The common shares were issued and accepted by the Company’s officers at the closing trading price on the date of issue. On July 2, 2009 3,400,000 shares were issued at $.023 and the remaining 8,400,000 were issued on September 30, 2009 at $.02 for a cumulative value of $246,200 which was applied against the accrued balance due to the two officers for a portion of unpaid salaries through the date of issuance.

In the first quarter of 2009, the Company issued 500,000 shares of common stock to each of our two officers, respectively.   The common shares were issued and accepted by the Company’s officers at the closing trading price of $.020 per share for a cumulative value of $20,000 which was applied against the accrued balance due to the two officers for a portion of unpaid salaries through the date of issuance.

NOTE 9 – GAIN ON SETTLEMENT OF DEBT

During March 31, 2008, the Company settled existing accounts payable and wrote off other accounts payable that exceeded the statute of limitations.  In doing so, the Company recognized a gain of $20,878 which is reflected as a component of other income (expense) in the accompanying consolidated statement of operations.

NOTE 10 – EQUITY

As of December 31, 2009, EastBridge had 140,377,339 shares of no par common stock issued and outstanding with 300,000,000 shares authorized.

During the year ended December 31, 2009, the Company issued 1,522,500 shares of common stock to consultants for services rendered.  The Company expensed $29,325 in connection with these issuances based on the quoted market prices on the date of grant.

During the year ended December 31, 2009, Company issued 12,800,000 shares of common stock to its two officers of which 7,300,000 shares were issued to the CEO and 5,500,000 was issued to our CFO.  The common shares were issued and accepted by the Company’s officers at the closing trading price of the date of issue whereas 3,400,000 shares were issued at $.023, 9,400,000 were issued at the closing trading price of $.02 for a cumulative value of $266,200.  The Company reduced the value of the accrued compensation due to the two officers by $266,200.

During the year ended December 31, 2009, the Company cancelled shares originally issued to ATC Technology Corporation (the original name of the Company).

During the year ended December 31, 2008, the Company authorized 50,000,000 of preferred Series A shares with no par value, and no shares were issued and outstanding as of December 31, 2008. In September 2008, the Company authorized 50,000,000 of preferred Series B shares with no par value, and no shares were issued and outstanding as of December 31, 2009 and 2008.

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

During the year ended December 31, 2008, the Company issued 2,000,000 shares of its common stock for $50,000.

NOTE 11 – INCOME TAXES

The provision (benefit) for income taxes from continued operations for the years ended December 31, 2009 and 2008, consist of the following:

	December 31, 2009	December 31, 2008
Current:
Federal	$-	$-
State	-	-
Deferred:
Federal	$222,708	$409,688
State	36,026	107,242
	258,734	516,930
Change in
valuation allowance	(258,734)	(516,930)
Provision for income taxes, net	$-	$-

The difference between income tax expense computed by applying the federal statutory corporate tax rate and actual income tax expense is as follows:

	December 31, 2009	December 31, 2008
Statutory federal income tax rate	34.00%	34.00%
State income taxes and other	5.50%	5.50%
Effective tax rate	39.50%	39.50%

Deferred income taxes result from temporary differences in the recognition of income and expenses for the financial reporting purposes and for tax purposes. The tax effect of these temporary differences representing deferred tax asset and liabilities result principally from the following:

	December 31, 2009	December 31, 2008

Net operating loss carryforward	2,267,000	2,008,000
Valuation allowance	(2,267,000)	(2,008,000)
Deferred income tax asset	-	-

The Company has a net operating loss carryforward of approximately $5,360,000 available to offset future taxable income through 2030.

NOTE 12 – DEFERRED REVENUE

The following table represents the balance of deferred revenue that has not yet been recognized under the Company’s revenue recognition policies:

	December 31, 2009	December 31, 2008
Jinkuizi Science & Technology Company	(45,000)	-

Alpha Green Energy Company	(75,712)	-

Kadia	(73,000)	-

Huang Wei	(9,559)	-

Deferred Revenue	(203,271)	-

NOTE 13 – COMMITMENTS AND CONTINGENCIES

Employment Agreements

On June 1, 2005, we entered into the employment agreement with Keith Wong, our President and Chief Executive Officer. The agreement provides for annual compensation in the amount of $240,000, effective June 1, 2005.  Mr. Wong’s agreement contains confidentiality, non-compete, and good faith cooperation covenants. The agreement may not be terminated by either party except with cause on the part of the Company, upon the occurrence of Mr. Wong's death, disability, bankruptcy or incompetency, lack of performance, officer integrity, or with the mutual consent of both parties.

On June 1, 2005, we entered into the employment agreement with Norm Klein, our Chief Financial Officer, Chief Operating Officer and Investor Relations Officer. The agreement provides for annual compensation in the amount of $84,000, effective on June 1, 2005 and was increased to an annual compensation of $180,000, effective January 1, 2007.  Mr. Klein’s agreement contains confidentiality, non-compete and good faith cooperation covenants. The agreement may not be terminated by either party except with cause on the part of the Company, upon the occurrence of Mr. Klein's death, disability, bankruptcy or incompetency, lack of performance, officer integrity, or with the mutual consent of both parties.

NOTE 14 – STOCK BASED COMPENSATION

2009 Stock Option Plan

During the first quarter of 2009, the Company's Board of Directors approved and adopted the 2009 Stock Option Plan  (the "Plan") and designated 10,000,000 of our no par common stock for issuance under the Plan to employees, directors or consultants for EastBridge through either the issuance of shares or stock option grants.  Under the terms of the Plan, stock option grants shall be made with exercise prices not less than 100% of the fair market value of the shares of Common Stock on the grant date.  During 2009, the Company issued an aggregate of approximately 4.5 million shares of Common Stock under the plan.  These grants were not stock options but instead represent fully vested shares at the date of grant.

	Total shares reserved under the plan	Remaining shares available for issuance under the plan
2009 Stock Option Plan	10,000,000	5,487,500

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

All awards issued under this plan consisted of share grants that were fully vested at the date of grant.

	Total shares reserved under the plan	Remaining shares available for issuance under the plan
2008 Employees and Consultants Stock Option Plan	11,000,000	––

2007 Stock Incentive Plan

During the second quarter of 2007, the Company’s Board of Directors approved and adopted the 2007 Stock Incentive Plan, and designated 10,000,000 of our no par common stock for issuance under the Plan to employees, directors or consultants for EastBridge through either the issuance of shares or stock option grants.  Under the terms of the Plan, stock option grants shall be made with exercise prices not less than 100% of the fair market value of the shares of Common Stock on the grant date.

All awards issued under this plan consisted of share grants that were fully vested at the date of grant.

	Total shares reserved under the plan	Remaining shares available for issuance under the plan
2007 Stock Incentive Plan	10,000,000	––

NOTE 15 – SEGMENT INFORMATION

The Company operates only one reporting segment.  Substantially all assets are contained in the United States.  Although the Company’s business is assisting foreign companies with accessing the US capital markets, substantially all revenue generating activities are conducted in the United States.

NOTE 16 – DISCONTINUED OPERATIONS

In December 2008, the Company ceased operations of three of its subsidiaries, Fiber One Ltd, Ji-Bo Pipes and Valves Company and Aoxing Corporation.  All results of operations of the three subsidiaries have been reclassified as discontinued operations.  Operating results of the three operations are summarized as follows for the year ended December 31, 2008:

Revenues	$1,047,718
Cost of goods sold	789,434
Gross profit	258,284
Adminstrative expenses	51,465
Sales expenses	9,590
Total Expense	61,055
Income(loss) before income taxes	197,229
Abandonment of net assets	(152,438)
Provision for federal and state income taxes	(16,505)
Other income	51
Income(loss) from discontinued operations	$28,337

NOTE 17 – SUBSEQUENT EVENTS

The Company evaluated subsequent events through March 31, 2009 which is the date the financial statements were issued.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

We have no reportable events or disagreements with our current or prior auditors.

ITEM 9A(T).  CONTROLS AND PROCEDURES

Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the last day of the fiscal period covered by this report, December 31, 2009. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2009.

Our principal executive officer and our principal financial officer are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Management is required to base its assessment of the effectiveness of our internal control over financial reporting on a suitable, recognized control framework, such as the framework developed by the Committee of Sponsoring Organizations (COSO). The COSO framework, published in Internal Control-Integrated Framework, is known as the COSO Report. Our principal executive officer and our principal financial officer, have has chosen the COSO framework on which to base its assessment. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2009.

This annual report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report on Form 10-K.

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

Changes in Internal Control Over Financial Reporting

During the fiscal quarter ended December 31, 2009, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

LACK OF SEGREGATION OF DUTIES

Management is aware that there is a lack of segregation of duties at the Company due to the small number of employees dealing with general administrative and financial matters. However, at this time management has decided that considering the abilities of the employees now involved and the control procedures in place, the risks associated with such lack of segregation are low and the potential benefits of adding employees to clearly segregate duties do not justify the substantial expenses associated with such increases.  Management will periodically reevaluate this situation.

ITEM 9B.  OTHER INFORMATION

On November 3, 2009, we entered into a Listing Agreement with SuZhou KaiDa Road Pavement Construction Company Limited ("Kaida"), pursuant to which we will provide consulting services to Kaida, which provides pavement services in Jiangsu, China, to assist it in preparing for its upcoming SEC audit along with the legal process to file on a U.S. stock exchange.  In exchange for our services, Kaida has agreed to pay us RMB1,900,000, part of which is refundable if we fail to meet certain milestones in a timely manner as provided in the agreement.  Kaida has also agreed that we will own an equity position in Kaida if and when it becomes a public company in the United States.

On November 28, 2009, we entered into a Listing Agreement with Long Whole Enterprises, Ltd. ("Long Whole"), pursuant to which we will provide consulting services to Long Whole, which mines precious metals in Africa.  We are assisting Long Whole in becoming a publicly traded company in the U.S. via a possible merger with a shell company.  For EastBridge’s services, we will own an equity position in Long Gold if and when Long Gold is listed on an exchange or U.S. market.

On December 24, 2009, we entered into a Listing Agreement with Beijing Tsingda Century Education Investment and Consultancy Limited ("Tsingda"), pursuant to which we will provide consulting services to Tsignda, which provides tutoring and education services to elementary, junior high and high school students in China.  We are assisting Tsingda in its process of working with a PCOAB-registered accounting firm to complete the audit report for Tsingda’s 2008 and 2009 fiscal years.  We are also working with Tsingda to prepare for the legal process of SEC registration.  We also have agreed to assist Tsingda in seeking a listing for its common stock on either Nasdaq or Amex in the near future.  For EastBridge’s services, Tsingda has agreed to pay us $150,000 as milestones are met, and Tsingda has also agreed that we will own an equity position in Tsingda if and when Tsingda becomes a public company in the United States.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

Set forth below is information regarding the Company's current directors and executive officers. There are no family relationships between any of our directors or executive officers. The directors are elected annually by shareholders. The executive officers serve at the pleasure of the Board of Directors.

Name	Age	Position(s)With the Company	Position HeldSince	Director Since/During
Keith Wong	56	President, CEO, and Director	June, 2001	June, 2001
Norm Klein	60	CFO, COO, IRO, and Director	June, 2001	June, 2001

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

From 1986 to 1989, Mr. Wong was a sales executive with Coherent, Inc. for Asia-Pacific for four years. Mr. Wong demonstrated his management capabilities in Asia. Prior to his sales experience, Mr. Wong was an electronics design engineer for several high tech companies including Computer Vision, Tektronix and General Electric, where he was awarded with the prestigious Ed Woll's Young Engineer Award in 1980 for his efforts in improving military jet engine manufacturing.

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

In considering Mr. Wong's continued eligibility to serve on the Board, the Board considered the following –

Mr. Wong has been an owner of his own business since 1989 responsible for all aspects of the operation including financial, marketing, sales and operational matters.  Mr. Wong also served on the Board of Directors for a new bank in the Phoenix market and provided his management experience in assisting in the startup of this new bank in the Chinese community.

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

From 1972 to 1993, Mr. Klein was employed at Procter & Gamble, where he was responsible for the operational aspects of the company's Metamucil business. Mr. Klein provided the leadership role for a $60 million manufacturing plant expansion and managed an operating budget in excess of $30 million. Further, as a member of Procter & Gamble's profit and loss team for its hair care business, Mr. Klein led the launch of the first combined shampoo and conditioner product, Pert shampoo.  This quickly grew to be a $100 million business that required extensive resources and leadership to meet consumer demand.  The successful launch propelled P&G's hair care business to the number one position in the market based on market share.

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

In considering Mr. Klein's continued eligibility to serve on the Board, the Board considered the following –

Mr. Klein has been an executive for several corporations including Procter & Gamble and Con-Agra leading major segments of these companies.  He also has experience on non-profit boards such as Junior Achievement and Boys & Girls Clubs including leadership positions on these boards.   He also has owned and operated his own companies for more than 15 years.  His skills include financial management, operations and human resources.

Audit Committee

The Company does not have any standing committees at this time and due to its small size does not believe that committees are necessary at this time.  In addition, the Company's board of directors has determined that the Company does not have an audit committee financial expert serving on the board. When the Company develops its operations and reaches sufficient size to justify having committees, it plans to create an audit and a compensation committee and to seek an audit committee financial expert for its board and audit committee, but there is no assurance it will be successful in doing so.

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

Compliance With Section 16(A) Of The Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 (the Exchange Act) requires the Company’s directors and executive officers, and persons who beneficially own more than ten percent of a registered class of our equity securities, to file with the Securities and Exchange Commission (the "Commission") initial reports of beneficial ownership and reports of changes in beneficial ownership of our Common Stock.  The rules promulgated by the Commission under Section 16(a) of the Exchange Act require those persons to furnish us with copies of all reports filed with the Commission pursuant to Section 16(a).  The information in this section is based solely upon a review of Forms 3, Forms 4, and Forms 5 received by us.

We believe that all of EastBridge's executive officers, directors and 10% shareholders have timely complied with their filing requirements during the year ended December 31, 2009.

Code of Ethics

We have adopted a code of ethics which applies to all our directors, officers and employees.  A copy of our "Code of Ethics and Business Conduct for Officers, Directors and Employees" was filed with the Securities and Exchange Commission as Exhibit 14.1 to the Registration Statement, filed October 30, 2006.  In the event that we make any amendments to, or grant any waivers of, a provision of our Code of Ethics and Business Conduct for Officers, Directors and Employees that applies to the principal executive officer, principal financial officer or principal accounting officer that requires disclosure under applicable Securities and Exchange Commission rules, we intend to disclose such amendment or waiver and the reasons therefor in a Form 8-K or in our next periodic report.

Changes to Nominating Procedures

There have been no material changes to the procedures by which our shareholders may recommend nominees to the Board of Directors during our last fiscal year.

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth for the years ended December 31, 2009 and 2008 compensation awarded to, paid to, or earned by, Keith Wong and Norm Klein (both are directors and officers).  We have no other executive officers.  In 2009, the CEO took cash advances in the amount of $73,774 with the remaining change in compensation due paid in stock.  The entire change in compensation due to the CFO was paid in stock.

							Nonqualified
						Non-Equity	Deferred
Name and				Stock	Option	Incentive Plan	Compensation	All Other
Principal Position	Year	Salary	Bonus	Award	Award	Compensation	Earnings	Compensation	Total
		($)	($)	($)	($)	($)	($)	($)
Keith Wong	2009	240,000							240,000
	2008	240,000						0	240,000
Norm Klein	2009	180,000							180,000
	2008	180,000						0	180,000

Employment Agreements

On June 1, 2005, we entered into an employment agreement with Keith Wong, our President and Chief Executive Officer. The agreement provides for annual compensation in the amount of $240,000, effective June 1, 2005.  Mr. Wong’s agreement contains confidentiality, non-compete, and good faith cooperation covenants. The agreement will continue indefinitely until it is terminated by the Company for cause only, terminated upon the death, disability, retirement, bankruptcy or incompetency of Mr. Wong, or by mutual agreement of both parties.

On June 1, 2005, we entered into an employment agreement with Norm Klein, our Chief Financial Officer, Chief Operating Officer and Investor Relations Officer. The agreement provides for annual compensation in the amount of $84,000, effective on June 1, 2005 and was increased to an annual compensation of $180,000, effective January 1, 2007.  Mr. Klein’s agreement contains confidentiality, non-compete and good faith cooperation covenants. The agreement will continue indefinitely until it is terminated by the Company for cause only, terminated upon the death, disability, retirement, bankruptcy or incompetency of Mr. Wong, or by mutual agreement of both parties with or without cause and without prior notice subject to the termination provisions in the agreement.

Compensation of Directors

We currently have two directors. Our current compensation policy for directors is to compensate them through options to purchase common stock as consideration for their joining our board and/or providing continued services as a director. We do not currently provide our directors with cash compensation, although we do reimburse their expenses. No additional amounts are payable to the Company's directors for committee participation or special assignments. There are no other arrangements pursuant to which any directors was compensated during the Company's last completed fiscal year for any service provided.

2009 DIRECTOR COMPENSATION TABLE

Name	Fees Earaned or Paid in Cash ($)	Stock Award ($)	Option Award ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All other Compensation ($)	Total ($)
Keith Wong	-	-	-	-	-	-	-
NormKlein	-	-	-	-	-	-	-

Risk Management in Compensation Policies and Procedures

Due to the Company's lack of cash flows, it has historically compensated its CEO and CFO in stock rather than paying a cash salary.  By compensating these officers in stock, they have a greater incentive to take steps to increase the value of the Company's stock than they would if compensated in cash.  As the Company's value is largely based on the value of the equity it receives from its clients, paying the officers using Company stock may incentivize them to take additional risks in an attempt to increase the value of the Company's stock.  The Company does not believe that its compensation practices and policies for its other employees encourage risk taking to a degree that is reasonably likely to have a material adverse effect on the Company.

Compensation Committee Interlocks and Insider Participation

As a smaller reporting company, the Company is not required to provide the disclosure required by this item.

Compensation Committee Report

As a smaller reporting company, the Company is not required to provide the disclosure required by this item.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table lists stock ownership of our Common Stock as of March 31, 2010. The information includes beneficial ownership by (i) holders of more than 5% of our Common Stock, (ii) each of our directors and executive officers and (iii) all of our directors and executive officers as a group. Except as noted below, to our knowledge, each person named in the table has sole voting and investment power with respect to all shares of our Common Stock beneficially owned by them.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership	Percent of Class
Named Executive Officers
Keith Wong	Common stock	51,691,800	37%
Norm Klein	Common stock	15,259,014	11%
All Officers and Directors As a Group (2 persons)	Common stock	66,950,814	48%

Changes in Control

We are not aware of any arrangements that may result in a change in control of the Company.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The Company advanced funds to its CEO during the course of business at a rate of 4.5% annual interest which is the federal long term interest rate. As of December 31, 2009 and 2008 advances receivable from the CEO were $0 and $53,375, respectively.  The Company reduced the CEO’s accrued compensation by offsetting the unpaid accrued compensation by the advanced funds to the CEO of $73,774 during 2009.  As of December 31, 2009 and 2008 the accrued compensation liability to the officers were, $190,026 and $110,000, respectively.  In 2009, the Company recorded a payroll tax liability in connection with accrued compensation paid with stock.  Resulting from this payroll tax liability an advance receivable from the CEO and CFO in the amounts of $14,039 and $9,283 are outstanding as of December 31, 2009.

The Company received advances from its CFO during the course of business at a rate of 4.5% interest which is the federal long term interest rate. As of December 31, 2009 and 2008 advances payable to the Company’s CFO $21,800 and $25,800, respectively.

The Company entered into an employment agreement with the CEO on June 1, 2005. Under the terms of the agreement the CEO receives compensation in the amount of $240,000 annually. The Company entered into an employment agreement with its CFO on June 1, 2005. Under the terms of its agreement the CFO received $84,000 in compensation annually from the inception of the agreement through January 1, 2007 at which point the consulting compensation increased to $180,000.

In the second and third quarters of 2009, the Company issued 11,800,000 shares of common stock to its two officers – Mr. Wong and Mr. Klein. In total, 6,800,000 common shares were issued to the CEO and 5,000,000 common shares were issued to the Company’s CFO.  The common shares were issued and accepted by the Company’s officers at the closing trading price on their respective dates of issue. On June 30, 2009 3,400,000 shares were issued at $.023 and the remaining 8,400,000 were issued on September 17, 2009 at $.02 for a cumulative value of $246,200 which was applied against the accrued compensation balance due to the two officers for services rendered between October 2008 and June 2009.

On February 25, 2009, the Company issued 500,000 shares of common stock to each of Mr. Wong and Mr. Klein.   The common shares were issued and accepted by the Company’s officers at the closing trading price that day of $.020 per share for a cumulative value of $20,000 which was applied against the accrued compensation balance due to the two officers for services rendered between July and December 2008.

In connection with the Company's entry into its loan restructure with Goldwater Bank, N.A. dated May 6, 2009, Mr. Wong and Mr. Klein each entered into a personal guaranty with the bank.  Mr. Wong and Mr. Klein have also personally guaranteed the Company's office lease.  No compensation was paid to Mr. Wong or Mr. Klein in connection with these guarantees.

Using the standards of the NASDAQ Capital Market, which listing standards are not applicable to the Company, the Company's Board has determined that its two directors would not qualify under such standards as independent directors.  The Company did not consider any relationship or transaction between itself and Mr. Wong or Mr. Klein not already disclosed in this report in making this determination.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company paid or accrued the following fees in each of the prior two fiscal years to its principal accountant, Taravan, Askelson & Company, LLP, and its prior principal accountant Jewett Schwartz Wolfe & Associates:

	Year ended	Year ended
	December 31, 2009	December 31, 2008
1. Audit fees	$70,428	$28,500
2. Audit-related fees	0	0
3. Tax fees	0	0
4. All other fees	19,000	15,000
Totals	$89,428	$43,500

Audit fees include fees for the audit of our annual financial statements, reviews of our quarterly financial statements, and related consents for documents filed with the SEC.  All other fees include fees for auditing of listing agreement entities as required by the SEC for listing..

As part of its responsibility for oversight of the independent registered public accountants, the Board has established a pre-approval policy for engaging audit and permitted non-audit services provided by our independent registered public accountants.  In accordance with this policy, each type of audit, audit-related, tax and other permitted service to be provided by the independent auditors is specifically described and each such service, together with a fee level or budgeted amount for such service, is pre-approved by the Board.  All of the services provided by our independent registered public accountants described above were approved by our Audit Committee.

Our principal accountants did not engage any other persons or firms other than the principal accountant’s full-time, permanent employees.

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

Based on the review and discussions referred to above, the Board approved the inclusion of the audited consolidated financial statements be included in the Company's Annual Report on Form 10-K for its 2009 fiscal year for filing with the SEC.

PART IV

ITEM 15.  EXHIBITS AND REPORTS.

Exhibits

Exhibit Number	Description
2.1	Plan of reorganization and exchange agreement1
3.1	Articles of incorporation of EastBridge Investment Group Corporation1
3.1.2	Articles of incorporation of EastBridge Investment Group Corporation, as amended1
3.2	Corporate bylaws for EastBridge Investment Group Corporation1
4.1	Form of stock lock-up agreement1
4.2	2007 Stock Incentive Plan, dated June 14, 20073
4.3	2008 Employees and Consultants Stock Option Plan, dated August 20, 20088
4.4	2009 Stock Option Plan10
10.1	Consulting Employment Agreement between EastBridge Investment Group Corporation and Keith Wong dated June 1, 20051
10.2	Consulting Employment Agreement between EastBridge Investment Group Corporation and Norm Klein dated June 1, 20051
10.3	Translated Listing Agreement signed with Amonics Limited (signed on 11-23-2006)2
10.4	Translated Listing Agreement signed with Tianjin Hui Hong Heavy Steel Construction Co., Ltd (signed on 12-03-2006)2
10.5	Translated Listing Agreement signed with NingGuo Shunchang Machinery Co., Ltd (signed on 01-06-2007)2
10.6	Translated Listing Agreement with Hefe Ginko Real Estate Company, Ltd. (signed on 07-24-2007) 4
10.7	Share Exchange Agreement with AREM Wine Pty, Ltd. (signed on 09-21-2007) 5
10.8	Listing and Consultant Agreement with AREM Wine Pty, Ltd. (signed 09-27-2007) 6
10.9	Translated Listing Agreement with Beijing Zhong Zhe Huang Holding Company, Ltd. (signed on 10-04-2007) 7
10.10	Translated Listing Agreement with Qinhuangdao Huangwei Pharmaceutical Company Limited (signed on 12-29-2007), filed herewith
10.11	Translated US Listing Agreement with Anhui Wenda Educational & Investment Management Corporation (signed on 04-12-2008), filed herewith
10.12	Stock Purchase Agreement with Ji-Bo Pipes & Valves Company, dated September 21, 20089
10.13	Stock Purchase Agreement with Aoxing Corporation, dated September 21, 20089
10.14	Translated US Listing Agreement with Foshan Jinkuizi Technology Limited Company (signed on 09-22-2008), filed herewith
10.15	Letter Agreement with Alpha Green Energy Limited (signed on 02-18-2009), filed herewith
10.16	Listing Agreement with AREM Pacific Corporation (signed on 04-30-2009), filed herewith

10.17	Change in Terms Agreement between EastBridge Investment Group Corporation and Goldwater Bank, N.A. dated May 6, 2009, filed herewith.
10.18	Translated Listing Agreement with SuZhou KaiDa Road Pavement Construction Company Limited (signed on 11-03-2009), filed herewith
10.19	Translated Listing Agreement with Long Whole Enterprises, Ltd. (signed on 11-28-2009), filed herewith
10.20	Translated Listing Agreement with Beijing Tsingda Century Education Investment and Consultancy Limited (signed on 12-24-2009), filed herewith
14.1	Code of Ethics for EastBridge Investment Group Corporation1
16.1	Letter of Jewett, Schwartz, Wolfe & Associates11
21.1	Subsidiaries of the Company, filed herewith.
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer, filed herewith.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer, filed herewith.
32	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
99.1	Articles of Amendment for Name Change for EastBridge Investment Group Corporation1
———————
1.	Incorporated by reference filed with the Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on October 30, 2006 (File No. 000-52282)

2.	Incorporated by reference filed with the Registration Statement on Form 10-SB/A filed with the Securities and Exchange Commission on February 27, 2007 (File No. 000-52282)

3.	Incorporated by reference filed with the Registration Statement on Form S-8 filed with the Securities and Exchange Commission on June 19, 2007 (File No. 333-143878)

4.	Incorporated by reference filed with the Form 8-K filed with the Securities and Exchange Commission on July 20, 2007 (File No. 000-52282)

5.	Incorporated by reference filed with the Form 8-K filed with the Securities and Exchange Commission on September 25, 2007 (File No. 000-52282)

6.	Incorporated by reference filed with the Form 8-K filed with the Securities and Exchange Commission on October 1, 2007 (File No. 000-52282)

7.	Incorporated by reference filed with the Form 8-K filed with the Securities and Exchange Commission on October 9, 2007 (File No. 000-52282)

8.	Incorporated by reference filed with the Registration Statement on Form S-8 filed with the Securities and Exchange Commission on August 22, 2008 (File No. 333-153129)

9.	Incorporated by reference filed with the Form 8-K filed with the Securities and Exchange Commission on October 22, 2008 (File No. 000-52282)

10.	Incorporated by reference filed with the Registration Statement on Form S-8 filed with the Securities and Exchange Commission on April 15, 2009 (File No. 333-158583)

11.	Incorporated by reference filed with the Form 8-K/A filed with the Securities and Exchange Commission on May 18, 2009 (File No. 000-52282)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Registrant		EastBridge Investment Group Corporation

Date: April 13, 2010	By:	/s/ Keith Wong
Keith Wong
Chairman, Chief Executive Officer (Principal Executive Officer)

Date: April 13, 2010	By:	/s/ Norm Klein
Norm Klein
Principal Financial Officer

Pursuant to the requirements of the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 13, 2010	By:	/s/ Keith Wong
Keith Wong
Chairman, Chief Executive Officer (Principal Executive Officer)

Date: April 13, 2010	By:	/s/ Norm Klein
Norm Klein
Director, Principal Financial Officer