Form 10-Q
period 2010-03-31
EastBridge Investment Group Corp
filed 2010-05-14
CIK 1378624

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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
(Registrant’s telephone number)

Securities registered under Section 12(b) of the Exchange Act:
None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, no par value per share
(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days:  Yes ☐     No ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non–accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company”  in Rule 12b–2 of the Exchange Act. (Check one):

Large accelerated filer  ☐                                              Accelerated filer  ☐                                        Non–Accelerated filer ☐                                         Smaller Reporting Company  ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act).  Yes  ☐    No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2010
Common stock, no par value	147,335,048

EastBridge Investment Group Corporation

i

PART I – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

EASTBRIDGE INVESTMENT GROUP CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2010	2009
	(unaudited)
Assets
Cash	$110,382	$162,609
Total current assets	110,382	162,609

Advances receivable from related parties	23,322	23,322
Total assets	$133,704	$185,931

Liabilities and Stockholders' Deficit
Liabilities:
Accounts payable	140,034	119,987
Disputed accounts payable	213,799	213,799
Accrued expenses	360,728	291,358
Line of credit	52,500	63,750
Deferred revenue	253,231	203,271
Advances payable to related party	59,800	71,840
Other current liabilities	100,000	100,000
Total current liabilities	1,180,092	1,064,005

Total liabilities	1,180,092	1,064,005

Commitments and contingencies

Stockholders' deficit:
Preferred stock series A, no par value, 50,000,000 shares authorized; none issued and outstanding as of March 31, 2010 and December 31, 2009, respectively	-	-

Preferred stock series B, no par value, 50,000,000 shares authorized; none issued and outstanding as of March 31, 2010 and December 31, 2009, respectively	-	-

Common stock, no par value, 300,000,000 shares authorized; 145,863,354 and 140,377,339 issued and outstanding as of March 31, 2010 and December 31, 2009, respectively	5,381,511	4,560,350

Accumulated deficit	(6,427,899)	(5,438,424)
Total stockholders' deficit	(1,046,388)	(878,074)

Total liabilities and stockholders' deficit	$133,704	$185,931

The accompanying notes are an integral part of these consolidated financial statements.

EASTBRIDGE INVESTMENT GROUP CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

	Three Months Ended
	March 31,
	2010	2009
Revenues	$-	$-

Cost of services	-	-

Gross profit	-	-

Operating expenses:
General and administrative	469,954	190,327
Selling and marketing	40,284	15,779
Total operating expenses	510,238	206,106
Operating loss	(510,238)	(206,106)

Other income (expense):
Interest expense	479,237	1,697
Interest income	-	(582)
Total other (income) expense	479,237	1,115
Loss before taxes, minority interest, discontinued operations	$(989,475)	$(207,222)

Income tax provision	-	-
Discontinued operations	-	-

Net loss	$(989,475)	$(207,222)

Earnings per share:
Basic and diluted:	$(0.01)	$(0.00)

Weighted average common shares outstanding:
Basic and diluted:	141,828,925	127,537,061

The accompanying notes are an integral part of these consolidated financial statements.

EASTBRIDGE INVESTMENT GROUP CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(989,475)	$(207,221)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	294,161	1,200
Changes in operating assets and liabilities:
Prepaid expenses	-	(882)
Accounts payables	20,047	47,567
Accrued liabilities	69,370	105,521
Deferred revenue	49,960	25,000
Net cash used in operating activities	(555,937)	(28,815)

CASH FLOWS FROM FINANCING ACTIVITIES:
Stock issued from payment of debt	527,000	20,000
Repayment of line of credit	(11,250)	-
Repayment of advances from affiliate	(50,040)	(3,700)
Advances from affiliate	38,000	29,200
Net cash provided by (used in) financing activities	503,710	45,500

(DECREASE) INCREASE IN CASH	(52,227)	16,685
CASH, BEGINNING OF PERIOD	162,609	4,347
CASH, END OF PERIOD	$110,382	$21,032

SUPPLEMENTAL CASH FLOW INFORMATION

Interest paid	$479,237	$420
Issuance of company stock for accrued liabilities	$71,840	$20,000
The accompanying notes are an integral part of these consolidated financial statements.

EASTBRIDGE INVESTMENT GROUP CORPORATION
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

In 2005, EastBridge decided to exit the mobile video game market and dedicate its activities to providing consulting services in Asia.  EastBridge is one of a small group of United States companies solely concentrated in marketing consulting services to closely held small to mid-size Asian companies that require these services for expansion. EastBridge had nine clients as of the date of this filing, that it is assisting in becoming public companies, reporting pursuant to the Securities Exchange Act of 1934, as amended, in the United States and obtaining listings for their stock on a U.S. stock exchange or over-the-counter market.  All clients are located in Asia-Pacifica.

EastBridge has formed three subsidiaries which have been consolidated with EastBridge from the date of formation as further described below.  These subsidiaries are inactive.

NOTE 2 – BASIS OF PRESENTATION

The accompanying condensed consolidated balance sheet as of December 31, 2009, which has been derived from audited consolidated financial statements, and the accompanying unaudited condensed consolidated financial statements as of March 31, 2010 and for the three months ended March 31, 2010 and March 31, 2009, have been prepared in accordance with generally accepted accounting principles for interim financial information.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for audited financial statements. In the opinion of the Company’s management, the interim information includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods.  The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results to be expected for the year ending December 31, 2010.  The footnote disclosures related to the interim financial information included herein are also unaudited.  Such financial information should be read in conjunction with the consolidated financial statements and related notes thereto as of December 31, 2009 and for the year then ended included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period.  Significant estimates and assumptions have been used by management throughout the preparation of the condensed consolidated financial statements including in conjunction with establishing allowances for customer refunds, non-paying customers, dilution and fees, analyzing the recoverability of the carrying amount of intangible assets, estimating forfeitures of stock-based compensation and evaluating the recoverability of deferred tax assets.  Actual results could differ from these estimates.

NOTE 3 – GOING CONCERN

As indicated in the accompanying financial statements, the Company has incurred cumulative net operating losses of $6,427,899 since inception. We place no assurance on the on going operations of our new subsidiaries.  So far, most of the working capital has been provided by the Company's management team members. They have done so since EastBridge's inception and have indicated their continued support for EastBridge; however, there is no assurance that additional funds will be advanced. These matters raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  At March 31, 2010 and December 31, 2009, respectively, cash and cash equivalents include cash on hand and cash in the bank. At times, cash deposits may exceed government-insured limits.

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

A full valuation allowance has been established against all net deferred tax assets as of March 31, 2010 based on estimates of recoverability.  While the Company has optimistic plans for its business strategy, we determined that such a valuation allowance was necessary given the current and expected near term losses and the uncertainty with respect to our ability to generate sufficient profits from our business model.

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

Recent Accounting Pronouncements

Recent accounting pronouncements that the Company has adopted or that it will be required to adopt in the future are summarized below.

In October 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Accounting Standards Update 2009-13, Revenue Recognition (Topic 605)—Multiple-Deliverable Revenue Arrangements. FASB Accounting Standards Update 2009-13 addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. Specifically, this guidance amends the criteria in Accounting Standards Codification (“ASC”) Subtopic 605-25, Revenue Recognition-Multiple-Element Arrangements, for separating consideration in multiple-deliverable arrangements. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimates. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. In addition, this guidance significantly expands required disclosures related to a vendor’s multiple-deliverable revenue arrangements. FASB Accounting Standards Update 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company is in the process of developing relative selling price estimates of its deliverables for use in future revenue recognition of listing agreements.  The Company is currently evaluating the impact of adopting this pronouncement.

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

NOTE 5 – OTHER LIABILITIES

Disputed Accounts Payable

At March 31, 2010, the Company carried balances totaling $213,799 owed to various vendors relating to EastBridge’s former business called ATC Technology.  The Company currently considers these balances as in dispute with the vendors and is working on a resolution.

Other Current Liabities

Other current liabilities at March 31, 2010 consisted of a $100,000 deposit received from a trust which has agreed to purchase from Eastbridge a fixed number of shares of common stock in one of Eastbridge’s clients that is expected to be earned by Eastbridge as part of a fee arrangement once this client's shares are publicly registered.

NOTE 6 – LINE OF CREDIT / NOTES PAYABLE

In May 2009, the Company converted the line of credit with Goldwater Bank into a two year promissory note unsecured with a variable interest rate of Wall Street Journal Prime plus 4.0%.  The interest rate cannot be less than 8% which is the rate as of March 31, 2010.  The balance of this promissory note as of March 31, 2010 and 2009, was $52,500 and $100,000 respectively.

NOTE 7 – LEASES

The Company is leasing office space in Scottsdale, Arizona, under a non-cancelable operating lease agreement, which expires in August 2011.  Rent expense for the periods ended March 31, 2010 and 2009 was $7,514 and $3,343, respectively.

As of March 31, 2010, future minimum lease payments due under the foregoing lease agreement are as follows:

Year ending December 31,	Amount
2010	$5,976
2011	5,312
$11,288

NOTE 8 – RELATED PARTY TRANSACTIONS

The Company advanced funds to its CEO for accrued and unpaid compensation during the course of business at a rate of 4.5% annual interest which is the federal long term interest rate. As of March 31, 2010 and 2009 advances receivable from the CEO were $0 and $54,257, respectively.  As of March 31, 2010 and 2009 the accrued compensation liability to the officers was $292,026 and $200,000, respectively.  In 2009, the Company recorded a payroll tax liability in connection with accrued compensation paid with stock and resulting from this payroll tax liability an advance receivable from the CEO and CFO in the amounts of $14,039 and $9,283 are outstanding as of March 31, 2010.

The Company received advances from its two officers and a shareholder during the course of business at a rate of 4.5% interest which is the federal long term interest rate. As of March 31, 2010 and 2009 advances payable to the Company’s two officers and a shareholder were $59,800 and $59,347, respectively.

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

NOTE 9 – EQUITY

As of March 31, 2010, EastBridge had 145,863,354 shares of no par common stock issued and outstanding with 300,000,000 shares authorized.

During the three months ended March 31, 2010, the Company issued 2,386,015 shares of common stock to consultants for services rendered.  The Company expensed $294,161 in connection with these issuances based on the quoted market prices on the dates of grant.

During the three months ended March 31, 2010, the Company issued 3,100,000 shares of common stock to individuals for $50,040 of debt owed by the Company.  The Company expensed $476,961 in connection with these issuances based on the quoted market prices on the date of grant.

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

NOTE 11 – DEFERRED REVENUE

The following table represents the balance of deferred revenue that has not yet been recognized under the Company’s revenue recognition policies:

	March 31,	March 31,
	2010	2009
Jinkuizi Science & Technology Company	(45,000)	(25,000)

Alpha Green Energy Company	(75,712)	-

Kadia	(73,000)	-

Huang Wei	(9,559)	-

Tsinda	(49,960)	-

Deferred Revenue	(253,231)	(25,000)

NOTE 12 – COMMITMENTS AND CONTINGENCIES

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

NOTE 13 – STOCK BASED COMPENSATION

2009 Stock Option Plan

During the first quarter of 2009, the Company's Board of Directors approved and adopted the 2009 Stock Option Plan  (the "Plan") and designated 10,000,000 of our no par common stock for issuance under the Plan to employees, directors or consultants for EastBridge through either the issuance of shares or stock option grants.  Under the terms of the Plan, stock option grants shall be made with exercise prices not less than 100% of the fair market value of the shares of Common Stock on the grant date.  Since adoption, the Company issued an aggregate of approximately 5.2 million shares of Common Stock under the plan.  These grants were not stock options but instead represent fully vested shares at the date of grant.

	Total shares reserved under the plan	Remaining shares available for issuance under the plan
2009 Stock Option Plan	10,000,000	4,801,485

NOTE 14 – SEGMENT INFORMATION

The Company operates only one reporting segment.  Substantially all assets are contained in the United States.  Although the Company’s business is assisting foreign companies with accessing the US capital markets, substantially all revenue generating activities are conducted in the United States.

NOTE 15 – SUBSEQUENT EVENTS

On April 11, 2010, EastBridge executed a Listing Agreement with StrayArrow International Limited (ie SAIL). SAIL is located in Shanghai, China.  SAIL is in the luxury lifestyle business including high end restaurants, nightclubs, ultra lounges, hotels and boutique retail merchandising.  EastBridge has been retained by SAIL to assist their management to become listed on a United States stock exchange.  Eastbridge has begun to prepare SAIL for the SEC auditing and legal processes.  For its services, EastBridge will receive a cash fee plus an equity position once SAIL is listed on a U.S. stock exchange.  As of the date of this report, EastBridge has not declared a stock dividend record date for this client.

On April 29, 2010, the Company issued 426,239 and 818,182 shares of common stock to our CEO and CFO, respectively.   The common shares were issued and accepted by the Company’s officers at the closing trading price of the date of issue for a cumulative value of $161,775. The Company will reduce the value of the accrued compensation balance due to the two officers by $161,775.

On April 29, 2010, the Company issued 227,273 shares of common stock to a consultant for services rendered.  The Company will expense $29,545 in connection with these issuances based on the quoted market prices on the dates of grant.

The Company evaluated subsequent events through May 10, 2010 which is the date the financial statements were issued.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this Quarterly Report on Form 10-Q, “Company,” “our company,” “us,” and “our” refer to EastBridge Investment Group Corporation and its subsidiaries unless the context requires otherwise.

The Company's Form 10-K, this and any other Form 10-Q or any Form 8-K of the Company or any other written or oral statements made by or on behalf of the Company may contain forward-looking statements which reflect the Company's current views with respect to future events and financial performance. The words "believe," "expect," "anticipate," "intends," "estimate," "forecast," "project," and similar expressions identify forward-looking statements.  All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new products, services, developments or industry rankings; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing.  Such "forward-looking statements" are subject to risks and uncertainties set forth from time to time in the Company's SEC reports and include, among others, the Risk Factors set forth under Item 1A below.

The risks included herein are not exhaustive. The Company's annual report on Form 10-K, this and other quarterly reports on Form 10-Q, current reports on Form 8-K and other documents filed with the SEC include additional factors which could impact EastBridge Investment Group Corporation's business and financial performance. Moreover, EastBridge Investment Group Corporation operates in a rapidly changing and competitive environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors. Further, it is not possible to assess the impact of all risk factors on EastBridge Investment Group Corporation's business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

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

EastBridge is one of a small group of United States companies solely concentrated in marketing business consulting services to closely held, small to mid-size Asian companies that require these services for expansion. In business sectors where EastBridge sees a unique opportunity for growth, EastBridge may form its own foreign subsidiaries with local partners to capture the opportunity.

EastBridge is currently assisting nine clients with consulting services to prepare them for listing on a U.S. stock exchange.  A description of eight of these nine clients can be found in the recently filed Form 10-K (filed in April 2010 with the SEC) for EastBridge.  To learn more about our newest (ninth) client, please refer to Note 15 of the financial statement footnotes in this 10-Q report.EastBridge has formed three subsidiaries which have been consolidated with EastBridge from the date of formation.  These subsidiaries are inactive.

Results of Operations

Revenues

The Company did not have any recordable revenue in the three months ending March 31, 2010 and 2009.

General and Administrative Expenses

Three Months Ended March 31,	General & Administrative Expenses	Change from Prior Year	Percent Change from Prior Year
2010	$469,954	$279,627	146.9%
2009	$190,327

General and administrative expenses increased in three months ending March 31, 2010 as compared to the three months ending March 31, 2009 due to the following:  an increase in consulting expense of approximately $268,000 as we issued stock for consulting expenses at a higher than anticipated value and an increase in legal fees of approximately $31,000, partially offset by decreases in other expenses of approximately $20,000.

 Sales and Marketing Expenses

Three Months Ended March 31,	Sales & Marketing Expenses	Change from Prior Year	Percent Change from Prior Year
2010	$40,284	$24,505	155.3%
2009	$15,779

Sales and marketing expenses increased by approximately $24,500 in the three months ended March 31, 2010 as compared to the three months ended March 31, 2009 due to increased travel of approximately $23,000 and minor changes in other marketing related expenses.

Operating Loss

Three Months Ended March 31,	Operating Loss	Change from Prior Year	Percent Change from Prior Year
2010	$(510,238)	$(304,132)	147.6%
2009	$(206,106)

The increase in our operating loss for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009 is primarily due to the increases in general and administrative expenses and sales & marketing expenses, each of which is described above.

Total Other Income (Expense)

Three Months Ended March 31,	Total Other Income (Expense)	Change from Prior Year	Percent Change from Prior Year
2010	$(479,237)	$(478,122)	42880.9%
2009	$(1,115)

In the three months ended March 31, 2010, we incurred additional interest expense of approximately $478,000  as compared to the three months ended March 31, 2009, related to the issuance of common stock in exchange for debt.

Income Tax Provision (Benefit)

Three Months Ended March 31,	Income Tax Provision (Benefit)	Change from Prior Year	Percent Change from Prior Year
2010	$-	$-	0.0%
2009	$-

While we have optimistic plans for our business strategy, we determined that a valuation allowance was necessary given the current and expected near term losses and the uncertainty with respect to our ability to generate sufficient profits from our business model.  Therefore, we established a valuation allowance for all deferred tax assets.

Net Loss

Three Months Ended March 31,	Net Loss	Change from Prior Year	Percent Change from Prior Year
2010	$(989,475)	$(782,253)	377.5%
2009	$(207,222)

Changes in net loss are primarily attributable to changes in operating income, other income (expense) and discontinued operations, each of which is described above.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $555,937 and $28,815 for the three months ended March 31, 2010 and 2009, respectively.  The increase is mainly attributable to the increase in our net loss and increase in stock issued for services.

Our primary source of cash inflows has historically been from listing agreement customers.  In late 2009 we received an advance payment for shares of a listed company that is expected to be completed in the first half of 2010.  As of March 31, 2010 and 2009, no single customer accounted for greater than 10% of accounts receivable as part of the agreements require deposits in advance rather than billing after the fact.

Cash provided by financing activities was $503,710 and $45,500 for the three months ended March 31, 2010 and 2009, respectively. The increase is due to payment of debt with common stock.

We had working capital of $(1,069,710) as of March 31, 2010 compared to $(901,396) as of December 31, 2009.  Our cash position decreased to $110,382 at March 31, 2010 compared to $162,609 at December 31, 2009, as we had a decrease in cash flows from operations, offset by cash provided by investing activities.

Our monthly cash requirement amount is approximately $15,000, and as of March 31, 2010, cash on hand would fund operations for approximately seven months.  For the three months ended March 31, 2010, we have increased deferred revenue by approximately $228,000 as compared to the three months ended March 31, 2009, as a result of cash deposits on listing agreements.

In the past and current we have received cash through loans extended by our management to the Company and through sales of shares of common stock to individual investors.  As we are a consulting company with no proprietary technology it is doubtful we will obtain capital from institutional or other sources and will need to rely on our officers for cash infusions.  As much of our revenue will come through sales of equity in our clients it may be several months until we obtain positive cash flows as this will occur only if and when our clients have registration statements cleared by the SEC which include client shares of common stock owned by the Company and these clients become listed on U.S. stock exchanges or over-the-counter markets.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, the Company is not required to provide Part I, Item 3 disclosure.

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

b) Changes in Internal Control over Financial Reporting.

During the quarter ended March 31, 2010, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Neither our company nor any of its officers or directors is a party to any material legal proceeding or litigation and such persons know of no material legal proceeding or litigation contemplated or threatened. There are no judgments against the Company or its officers or directors. None of the officers or directors has been convicted of a felony or misdemeanor relating to securities or performance in corporate office.

ITEM 1A - RISK FACTORS

There have been no material changes for the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2009.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2010, Company issued 1,700,000 shares of common stock to three consultants for services rendered.  Of those shares, 600,000 were issued at $.11 per share (the trading value of the stock on the date of issuance) and 1,100,000 shares were issued at $.17 per share (the trading value of the stock on the date of issuance) for a cumulative value of $253,000.  On March 11, 2010, the Company issued 3,100,000 shares of common stock in exchange for the cancellation of debt in the principal amount of $50,040, owed to two individuals.  These shares were issued at $.17 per share which was the trading value of the stock on the date of issuance.  The Company expensed $476,961 in addition to the debt.  We have issued the above securities not registered under the Securities Act by reason of the exemption afforded under Section 4(2) of the Securities Act of 1933, within the last quarter. No underwriting discounts or commissions were paid with respect to any of the transactions.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended March 31, 2010.

ITEM 4.  [REMOVED AND RESERVED]

N/A

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EastBridge Investment Group Corporation

/s/ Keith Wong
Keith Wong
Chief Executive Officer

/s/ Norman Klein
Norman Klein
Chief Financial Officer

May 14, 2010