Form 10-Q
period 2010-06-30
EastBridge Investment Group Corp
filed 2010-08-13
CIK 1378624

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010

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
Common Stock, no par value per share
(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days:  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes☑ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non–accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company”  in Rule 12b–2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐	Non–Accelerated filer	☐	Smaller Reporting Company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act).  Yes ☐    No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 30, 2010
Common stock, no par value	147,973,865

EastBridge Investment Group Corporation

PART I – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

EASTBRIDGE INVESTMENT GROUP CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2010	2009
	(unaudited)

Assets
Cash	$26,597	$162,609
Total current assets	26,597	162,609

Advances receivable from related parties	-	23,322
Total assets	$26,597	$185,931

Liabilities and Stockholders' Deficit
Liabilities:
Accounts payable	209,796	119,987
Disputed accounts payable	213,799	213,799
Accrued expenses	292,755	291,358
Line of credit	41,250	63,750
Deferred revenue	311,231	203,271
Advances payable to related party	28,300	71,840
Other current liabilities	100,000	100,000
Total current liabilities	1,197,131	1,064,005

Total liabilities	1,197,131	1,064,005

Commitments and contingencies

Stockholders' deficit:
Preferred stock series A, no par value, 50,000,000 shares
authorized; none issued and outstanding
as of June 30, 2010 and December 31, 2009, respectively	-	-

Preferred stock series B, no par value, 50,000,000 shares
authorized; none issued and outstanding
as of June 30, 2010 and December 31, 2009, respectively	-	-

Common stock, no par value, 300,000,000 shares authorized;
147,938,151 and 140,377,339 issued and outstanding
as of June 30, 2010 and December 31, 2009, respectively	5,627,141	4,560,350

Accumulated deficit	(6,797,675)	(5,438,424)
Total stockholders' deficit	(1,170,534)	(878,074)

Total liabilities and stockholders' deficit	$26,597	$185,931

The accompanying notes are an integral part of these consolidated financial statements.

EASTBRIDGE INVESTMENT GROUP CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Revenues	$-	$-	$-	$-

Cost of services	-	-	-	-

Gross profit	-	-	-	-

Operating expenses:
General and administrative	335,059	193,528	805,016	383,854
Selling and marketing	32,383	13,927	72,668	29,706
Total operating expenses	367,442	207,455	877,684	413,560
Operating loss	(367,442)	(207,455)	(877,684)	(413,560)

Other income (expense):
Interest expense	2,330	2,463	481,567	4,160
Interest income	-	(664)	-	(1,246)
Total other (income) expense	2,330	1,798	481,567	2,914
Loss before taxes, minority interest, discontinued operations	$(369,772)	$(209,253)	$(1,359,251)	$(416,473)

Income tax provision	-	-	-	-
Discontinued operations	-	-	-	-
Net loss	$(369,772)	$(209,253)	$(1,359,251)	$(416,473)

Earnings per share:
Basic and diluted:	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted average common shares outstanding:
Basic and diluted:	146,897,010	127,814,839	144,376,968	127,714,287

The accompanying notes are an integral part of these consolidated financial statements.

EASTBRIDGE INVESTMENT GROUP CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,359,251)	$(207,221)
Adjustments to reconcile net loss to net cash
used in operating activities:
Common stock issued for services	539,791	1,200
Changes in operating assets and liabilities:
Accounts receivables	23,322	-
Prepaid expenses	-	(882)
Accounts payables	89,809	47,567
Accrued liabilities	1,397	105,521
Deferred revenue	107,960	25,000
Net cash used in operating activities	(596,972)	(28,815)

CASH FLOWS FROM FINANCING ACTIVITIES:
Stock issued from payment of debt	527,000	20,000
Repayment of line of credit	(22,500)	-
Repayment of advances from affiliate	(50,040)	(3,700)
Advances from affiliate	6,500	29,200
Net cash provided by (used in) financing activities	460,960	45,500

(DECREASE) INCREASE IN CASH	(136,012)	16,685
CASH, BEGINNING OF PERIOD	162,609	4,347
CASH, END OF PERIOD	$26,597	$21,032

SUPPLEMENTAL CASH FLOW INFORMATION

Interest paid	$481,567	$420
Issuance of company stock for accrued liabilities	$75,619	$20,000

The accompanying notes are an integral part of these consolidated financial statements.

EASTBRIDGE INVESTMENT GROUP CORPORATION
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 2 – BASIS OF PRESENTATION

The accompanying condensed consolidated balance sheet as of December 31, 2009, which has been derived from audited consolidated financial statements, and the accompanying unaudited condensed consolidated financial statements as of June 30, 2010 and for the three and six months ended June 30, 2010 and June 30, 2009, have been prepared in accordance with generally accepted accounting principles for interim financial information.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for audited financial statements. In the opinion of the Company’s management, the interim information includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods.  The results of operations for the three and six months ended June 30, 2010 are not necessarily indicative of the results to be expected for the year ending December 31, 2010.  The footnote disclosures related to the interim financial information included herein are also unaudited.  Such financial information should be read in conjunction with the consolidated financial statements and related notes thereto as of December 31, 2009 and for the year then ended included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

NOTE 3 – GOING CONCERN

As indicated in the accompanying financial statements, the Company has incurred cumulative net operating losses of $6,797,675 since inception. We place no assurance on the on going operations of our subsidiaries, which were all inactive as of June 30, 2010.  So far, most of the working capital has been provided by the Company's management team members. They have done so since EastBridge's inception and have indicated their continued support for EastBridge; however, there is no assurance that additional funds will be advanced. These matters raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Management plans to successfully achieve milestones in the near future with respect to the Company's client engagements which will provide the Company with some liquidity from payments due on achievement of milestones; however, there is no assurance that the Company will be successful in achieving any milestones under its client agreements.

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

Revenue Recognition

The Company utilizes the guidance set forth in the Securities and Exchange Commission's Staff Accounting Bulletin (SAB) No. 104, regarding the recognition, presentation and disclosure of revenue in its financial statements.  The Company engages in listing contracts with its clients which provide for the payment of fees, either in cash or equity, upon the achievement of certain milestones including the successful completion of a financial statement audit, the successful listing on a national stock exchange or over-the-counter market and the maintenance of ongoing 1934 Act reporting requirements with the Securities and Exchange Commission.  In some instances, payment may be made in advance of performance; however, such payment is often refundable in the event that milestones are not reached.   The Company recognizes revenue on a systematic basis as milestones are reached in accordance with FASB’s Accounting Standards Codification (“ASC”) 605 “Revenue Recognition” Update No. 2009-13.  Such guidance stipulates that revenue be recognized for individual elements in a multiple deliverable arrangement using the relative selling price method.  The Company relies on internal estimates of the relative selling price of each element as objective third-party evidence is unattainable.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  At June 30, 2010 and December 31, 2009, respectively, cash and cash equivalents include cash on hand and cash in the bank. At times, cash deposits may exceed government-insured limits.

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

A full valuation allowance has been established against all net deferred tax assets as of June 30, 2010 based on estimates of recoverability.  While the Company has optimistic plans for its business strategy, we determined that such a valuation allowance was necessary given the current and expected near term losses and the uncertainty with respect to our ability to generate sufficient profits from our business model.

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

NOTE 5 – OTHER LIABILITIES

Disputed Accounts Payable

At June 30, 2010, the Company carried balances totaling $213,799 owed to various vendors relating to EastBridge’s former business called ATC Technology.  The Company currently considers these balances as in dispute with the vendors and is working on a resolution.

Other Current Liabilities

Other current liabilities at June 30, 2010 consisted of a $100,000 deposit received from a trust which has agreed to purchase from Eastbridge a fixed number of shares of common stock in one of Eastbridge’s clients. This $100,000 will be earned by Eastbridge as part of a fee arrangement once this client's shares are publicly registered.

NOTE 6 – LINE OF CREDIT / NOTES PAYABLE

In May 2009, the Company converted its line of credit with Goldwater Bank into a two year unsecured promissory note with a variable interest rate of Wall Street Journal Prime plus 4.0%.  The interest rate cannot be less than 8% which is the rate as of June 30, 2010.  The balance of this promissory note as of June 30, 2010 and 2009 was $41,250 and $86,250, respectively.

NOTE 7 – LEASES

The Company is leasing office space in Scottsdale, Arizona, under a non-cancelable operating lease agreement, which expires in August 2011.  Rent expense for the three and six months ended June 30, 2010 was $7,115 and $14,629, respectively, and $10,746 and $14,088, for the three and six months ended June 30, 2009, respectively.

As of June 30, 2010, future minimum lease payments due under the foregoing lease agreement are as follows:

Year ending December 31,	Amount
2010	$3,984
2011	5,312
$9,296

NOTE 8 – RELATED PARTY TRANSACTIONS

The Company advanced funds to its CEO for accrued and unpaid compensation during the course of business at a rate of 4.5% annual interest which is the federal long term interest rate. As of June 30, 2010 and 2009 advances receivable from the CEO were $0 and $60,220, respectively.  As of June 30, 2010 and 2009 the accrued compensation liability to the officers was $211,929 and $310,000, respectively.

The Company received advances from its two officers and a shareholder during the course of business at a rate of 4.5% interest which is the federal long term interest rate. As of June 30, 2010 and 2009 advances payable to the Company’s two officers and this shareholder were $28,300 and $55,800, respectively.

The Company entered into an employment agreement with the CEO on June 1, 2005. Under the terms of the agreement the CEO receives compensation in the amount of $240,000 annually. The Company entered into an employment agreement with its CFO on June 1, 2005. Under the terms of the agreement the CFO received $84,000 in compensation annually from the inception of the agreement through January 1, 2007 at which point the compensation increased to $180,000.

NOTE 9 – EQUITY

As of June 30, 2010, EastBridge had 147,938,151 shares of no par common stock issued and outstanding with 300,000,000 common shares authorized.

During the three and six months ended June 30, 2010, the Company issued 830,376 and 3,216,391, respectively, shares of common stock to consultants for services rendered.  The Company expensed $83,855 and $378,016, respectively, in connection with these issuances based on the quoted market prices on the dates of issuance.

During the three and six months ended June 30, 2010, the Company issued 0 and 3,100,000, respectively, shares of common stock to individuals for $0 and $50,040, respectively, of debt owed by the Company.  The Company expensed $0 and $476,961, respectively, in connection with these issuances based on the quoted market prices on the date of grant.

During the three months ended June 30, 2010, the Company issued 426,239 and 818,182 shares of common stock to our CEO and CFO, respectively.   The common shares were issued to and accepted by the Company’s officers at the closing trading price of the date of issue for a cumulative value of $161,775. The Company reduced the value of the accrued compensation balance due to the two officers by $161,775.

During the three and six months ended June 30, 2009, the Company issued 500,000 shares of common stock to each of our two officers, respectively.   The common shares were issued to and accepted by the Company’s officers at $.02 per share for a cumulative value of $20,000. The Company reduced the value of the accrued compensation balance due to the two officers by $20,000.

During the three and six months ended June 30, 2009, the Company issued 200,000 and 260,000, respectively, shares of common stock to a consultant for services rendered.  The Company shares were issued at quoted market prices on the dates of issuance.  The Company expensed $3,200 and $4,400, respectively.

NOTE 11 – DEFERRED REVENUE

The following table represents the balance of deferred revenue that has not yet been recognized under the Company’s revenue recognition policies:

	June 30,	June 30,
	2010	2009

Jinkuizi Science & Technology Company	(45,000)	(70,000)

Alpha Green Energy Company	(83,712)	(12,702)

Kadia	(73,000)	-

Huang Wei	(9,559)	-

Tsinda	(99,960)	-

Deferred Revenue	(311,231)	(82,702)

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

On June 1, 2005, we entered into an employment agreement with Norm Klein, our Chief Financial Officer, Chief Operating Officer and Investor Relations Officer. The agreement provides for annual compensation in the amount of $84,000, effective on June 1, 2005, and was increased to an annual compensation of $180,000, effective January 1, 2007.  Mr. Klein’s agreement contains confidentiality, non-compete and good faith cooperation covenants. The agreement may not be terminated by either party except with cause on the part of the Company, upon the occurrence of Mr. Klein's death, disability, bankruptcy or incompetency, lack of performance, officer integrity, or with the mutual consent of both parties.

NOTE 13 – STOCK BASED COMPENSATION

2009 Stock Option Plan

During the first quarter of 2009, the Company's Board of Directors approved and adopted the 2009 Stock Option Plan  (the "Plan") and designated 10,000,000 of our no par common stock for issuance under the Plan to employees, directors or consultants for EastBridge through either the issuance of shares or stock option grants.  Under the terms of the Plan, stock option grants shall be made with exercise prices not less than 100% of the fair market value of the shares of Common Stock on the grant date.  Since adoption, the Company issued an aggregate of approximately 7.2 million shares of Common Stock under the plan.  These grants were not stock options but instead represent fully vested shares at the date of grant.

	Total shares reserved under the plan	Remaining shares available for issuance under the plan
2009 Stock Option Plan	10,000,000	2,826,688

NOTE 14 – SEGMENT INFORMATION

The Company operates only one reporting segment.  Substantially all assets are contained in the United States.  Although the Company’s business is providing consulting services to foreign companies seeking access to the US capital markets, substantially all revenue generating activities are conducted in the United States.

NOTE 15 – SUBSEQUENT EVENTS

On July 21, 2010, the Company issued 35,714 shares of common stock in exchange for the amount of $2,500 owed to the Eversull Group for services rendered.  The Company will expense $2,857 in connection with this issuance based on the quoted market price on the dates of issuance.

On July 22, 2010 the Company received a $48,000 deposit from an individual who has agreed to purchase from Eastbridge a fixed number of shares of common stock in one of Eastbridge’s clients that is expected to be earned by Eastbridge as part of a fee arrangement once this client's shares are publicly registered.

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

In 2005, EastBridge decided to exit the mobile video game market and dedicate its activities to providing investment related services in Asia, with a strong focus on the high GDP growth countries, such as China and India. EastBridge is initially concentrating its efforts in China (Hong Kong, mainland China, Macao and Taiwan).  We provide consulting services to provide viable corporate infrastructure necessary for small to medium-size companies to obtain capital to grow their business.  EastBridge assists its clients in structuring joint ventures, wholly owned foreign enterprises, or guaranteed return ventures, and assists in locating investment banking, financial advisory and other financial services as allowed by the local government. EastBridge locates consultants which assist with marketing, sales and strategic planning services for its clients to prepare them to enter the United States market.

EastBridge is one of a small group of United States companies solely concentrated in marketing business consulting services to closely held, small to mid-size Asian companies that require these services for expansion. In business sectors where EastBridge sees a unique opportunity for growth, EastBridge may form its own foreign subsidiaries with local partners to capture the opportunity.

EastBridge is currently providing consulting services to nine clients to assist them with the auditing and legal processes to become public companies in the United States and become listed on a U.S. stock exchange.  To learn more about eight of our clients, review the Company’s Form 10-K (filed with the SEC on April 15, 2010) and to learn more about our newest ninth client, review the Form 8-K filed with the SEC on July 14, 2010.

EastBridge has formed three subsidiaries which have been consolidated with EastBridge from the date of formation.  These subsidiaries are inactive.

Results of Operations

Revenues

The Company did not have any recordable revenue in the three and six months ending June 30, 2010 and 2009.

General and Administrative Expenses

	General & Administrative Expenses
	2010	2009	Change	Percent

Three Months Ended June 30,	$335,059	$193,528	$141,531	73%
Six Months Ended June 30,	$805,016	$383,854	$421,162	110%

General and administrative expenses increased in three months ending June 30, 2010 as compared to the three months ending June 30, 2009 due to the following:  an increase in consulting expense of approximately $72,000 as we issued stock for consulting expenses at a higher than anticipated value and an increase in audit fees of approximately $71,000, partially offset by decreases in other expenses of approximately $1,500.

General and administrative expenses increased in six months ending June 30, 2010 as compared to the six months ending June 30, 2009 due to the following:  an increase in consulting expense of approximately $340,000 as we issued stock for consulting expenses at a higher than anticipated value, an increase in legal fees of approximately $56,000 and an increase in accounting and audit fees of approximately $37,000, partially offset by decreases in other expenses of approximately $12,000.

 Sales and Marketing Expenses

	Sales & Marketing Expenses
	2010	2009	Change	Percent

Three Months Ended June 30,	$32,383	$13,927	$18,456	133%
Six Months Ended June 30,	$72,668	$29,706	$42,962	145%

Sales and marketing expenses increased by approximately $18,500 in the three months ended June 30, 2010 as compared to the three months ended June 30, 2009 due to increased travel of approximately $6,000, increased investor relations of approximately $12,500, and minor changes in other marketing related expenses.

Sales and marketing expenses increased by approximately $43,000 in the six months ended June 30, 2010 as compared to the six months ended June 30, 2009 due to increased travel of approximately $28,500, increased investor relations of approximately $14,500, and minor changes in other marketing related expenses.

Operating Loss

	Operating Loss
	2010	2009	Change	Percent

Three Months Ended June 30,	$(367,442)	$(207,455)	$(159,987)	77%
Six Months Ended June 30,	$(877,684)	$(413,560)	$(464,124)	112%

The increase in our operating loss for the three and six months ended June 30, 2010 as compared to the three and six months ended June 30, 2009 is primarily due to the increases in general and administrative expenses and sales & marketing expenses, each of which is described above.

Total Other Income (Expense)

	Other Income (Expense)
	2010	2009	Change	Percent

Three Months Ended June 30,	$2,330	$1,798	$532	30%
Six Months Ended June 30,	$481,567	$2,914	$478,653	16426%

In the three months ended June 30, 2010, we incurred additional interest expense of approximately $500 as compared to the three months ended June 30, 2009, due to credit card interest charges.

In the six months ended June 30, 2010, we incurred additional interest expense of approximately $478,000 as compared to the six months ended June 30, 2009, related to the issuance of common stock in exchange for debt.

Income Tax Provision (Benefit)

	Income Tax Provision (Benefit)
	2010	2009	Change	Percent

Three Months Ended June 30,	$-	$-	$-	0%
Six Months Ended June 30,	$-	$-	$-	0%

While we have optimistic plans for our business strategy, we determined that a valuation allowance was necessary given the current and expected near term losses and the uncertainty with respect to our ability to generate sufficient profits from our business model.  Therefore, we established a valuation allowance for all deferred tax assets.

Net Loss

	Net Loss
	2010	2009	Change	Percent

Three Months Ended June 30,	$(369,772)	$(209,253)	$(160,519)	77%
Six Months Ended June 30,	$(1,359,251)	$(416,473)	$(942,778)	226%

Changes in net loss are primarily attributable to changes in operating income, other income (expense) and discontinued operations, each of which is described above.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $596,972 and $28,815 for the six months ended June 30, 2010 and 2009, respectively.  The increase is mainly attributable to the increase in our net loss and offset by the increase in stock issued for services.

Our primary source of cash inflows has historically been from listing agreement customers.  In late 2009 we received an advance payment for shares of a listed company that is expected to be completed in 2010.  As of June 30, 2010 and 2009, no single customer accounted for greater than 10% of accounts receivable as part of the agreements require deposits in advance rather than billing after the fact.

Cash provided by financing activities was $460,960 and $45,500 for the six months ended June 30, 2010 and 2009, respectively. The increase is due to payment of debt with common stock, offset by cash payments on debt and related parties.

We had working capital of $(1,170,534) as of June 30, 2010 compared to $(901,396) as of December 31, 2009.  Our cash position decreased to $26,597 at June 30, 2010 compared to $162,609 at December 31, 2009, as we had a decrease in cash flows from operations, offset by cash provided by investing activities.

Our monthly cash requirement amount is approximately $15,000, and as of June 30, 2010, cash on hand would fund operations for approximately two months.  For the three and six months ended June 30, 2010, we have increased deferred revenue by approximately $228,000 as compared to the three and six months ended June 30, 2009, as a result of cash deposits on listing agreements.

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

b) Changes in Internal Control over Financial Reporting.

During the quarter ended June 30, 2010, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the six months ended June 30, 2010, Company issued 1,800,000 restricted shares of common stock to three consultants for services rendered.  Of those shares, 100,000 were restricted shares issued at $.08 per share (the trading value of the stock on the date of issuance), 600,000 were restricted shares issued at $.11 per share (the trading value of the stock on the date of issuance) and 1,100,000 restricted shares were issued at $.17 per share (the trading value of the stock on the date of issuance) for a cumulative value of $261,000.  On March 11, 2010, the Company issued 3,100,000 restricted shares of common stock in exchange for the cancellation of debt in the principal amount of $50,040, owed to two individuals.  These shares were issued at $.17 per share which was the trading value of the stock on the date of issuance.  The Company expensed $476,961 in addition to the debt.  We have issued the above securities not registered under the Securities Act by reason of the exemption afforded under Section 4(2) of the Securities Act of 1933, within the last quarter. No underwriting discounts or commissions were paid with respect to any of the transactions.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended June 30, 2010.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EastBridge Investment Group Corporation.

/s/ Keith Wong
Keith Wong,
Chief Executive Officer (Principal Executive Officer)

/s/ Norman Klein
Norman Klein
Chief Financial Officer (Principal Financial and Accounting Officer)
August 13, 2010