Form 10-Q
period 2010-09-30
EastBridge Investment Group Corp
filed 2010-11-15
CIK 1378624

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Large accelerated filer	☐	Accelerated filer	☐	Non–Accelerated filer	☐	Smaller Reporting Company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act).  Yes ☐    No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 1, 2010
Common stock, no par value	148,653,865

EastBridge Investment Group Corporation

i

PART I – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

EASTBRIDGE INVESTMENT GROUP CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2010	2009
	(unaudited)
Assets
Cash	$15,796	$162,609
Other current assets	664	-
Total current assets	16,460	162,609

Advances receivable from related parties	-	23,322
Total assets	$16,460	$185,931

Liabilities and Stockholders' Deficit
Liabilities:
Accounts payable	199,710	119,987
Disputed accounts payable	213,799	213,799
Accrued expenses	385,308	291,358
Line of credit	30,000	63,750
Deferred revenue	344,241	203,271
Advances payable to related party	35,700	71,840
Other current liabilities	153,000	100,000
Total current liabilities	1,361,758	1,064,005

Total liabilities	1,361,758	1,064,005

Commitments and contingencies

Stockholders' deficit:
Preferred stock series A, no par value, 50,000,000 shares
authorized; none issued and outstanding
as of September 30, 2010 and December 31, 2009, respectively	-	-

Preferred stock series B, no par value, 50,000,000 shares
authorized; none issued and outstanding
as of September 30, 2010 and December 31, 2009, respectively	-	-

Common stock, no par value, 300,000,000 shares authorized;
148,153,865 and 143,439,839 issued and outstanding
as of September 30, 2010 and December 31, 2009, respectively	5,642,241	4,560,350

Accumulated deficit	(6,987,539)	(5,438,424)
Total stockholders' deficit	(1,345,298)	(878,074)

Total liabilities and stockholders' deficit	$16,460	$185,931

The accompanying notes are an integral part of these consolidated financial statements.

EASTBRIDGE INVESTMENT GROUP CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenues	$-	$50,000	$-	$50,000

Cost of services	-	-	-	-

Gross profit	-	50,000	-	50,000

Operating expenses:
General and administrative	171,312	149,446	976,328	533,300
Selling and marketing	16,300	16,909	88,968	46,614
Total operating expenses	187,612	166,355	1,065,296	579,914
Operating loss	(187,612)	(116,355)	(1,065,296)	(529,914)

Other income (expense):
Interest expense	2,252	1,484	6,858	5,644
Interest income	-	1	-	(1,246)
Loss on extinguishment of debt	-	-	476,961	-
Total other (income) expense	2,252	1,484	483,819	4,398
Loss before taxes	$(189,864)	$(117,839)	$(1,549,115)	$(534,311)

Income tax provision	-	-	-	-

Net loss	$(189,864)	$(117,839)	$(1,549,115)	$(534,311)

Earnings per share:
Basic and diluted:	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted average common shares outstanding:
Basic and diluted:	148,042,064	121,431,050	145,612,092	125,505,284

The accompanying notes are an integral part of these consolidated financial statements.

EASTBRIDGE INVESTMENT GROUP CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,549,115)	$(534,311)
Adjustments to reconcile net loss to net cash
used in operating activities:
Common stock issued for services	554,890	25,075
Loss on the extinguishment of debt	476,961	-
Changes in operating assets and liabilities:
Advances receivable from related party	23,322	-
Other current assets	(664)	-
Bank Overdrafts	-	1,944
Accounts payables	79,723	106,333
Accrued liabilities	93,950	255,810
Deferred revenue	140,970	60,677
Other current liabilities	53,000	-
Net cash used in operating activities	(126,963)	(84,472)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of line of credit	(33,750)	(28,750)
Advances to affiliate	-	53,375
Advances from affiliate	13,900	55,500
Net cash provided by (used in) financing activities	(19,850)	80,125

(DECREASE) INCREASE IN CASH	(146,813)	(4,347)
CASH, BEGINNING OF PERIOD	162,609	4,347
CASH, END OF PERIOD	$15,796	$-

SUPPLEMENTAL CASH FLOW INFORMATION

Interest paid	$6,858	$5,644
Taxes paid	$-	$-
Issuance of company stock for accrued liabilities	$75,619	$266,200
Debt extinguished with issuance of company stock	$50,040	$48,500

The accompanying notes are an integral part of these consolidated financial statements.

EASTBRIDGE INVESTMENT GROUP CORPORATION
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF BUSINESS

EastBridge Investment Group Corporation (formerly ATC Technology Corporation) was incorporated in the State of Arizona on June 25, 2001.  The Company's principal activity through June 30, 2005 was to manufacture mobile entertainment products that provided a means to play video game consoles made by Sony, Microsoft and Nintendo in a customer's car, RV, SUV, van or boat with attachable viewing monitors.

In 2005, EastBridge decided to exit the mobile video game market and dedicate its activities to providing consulting services in Asia.  EastBridge is one of a small group of United States companies solely concentrated in marketing consulting services to closely held small to mid-size Asian companies that require these services for expansion. EastBridge had ten clients as of the date of this filing, that it is assisting in becoming public companies, reporting pursuant to the Securities Exchange Act of 1934, as amended, in the United States and obtaining listings for their stock on a U.S. stock exchange or over-the-counter market.  All clients are located in Asia-Pacifica.

EastBridge has formed three subsidiaries which have been consolidated with EastBridge from the date of formation as further described below.  These subsidiaries are inactive.

NOTE 2 BASIS OF PRESENTATION

The accompanying condensed consolidated balance sheet as of December 31, 2009, which has been derived from audited consolidated financial statements, and the accompanying unaudited condensed consolidated financial statements as of September 30, 2010 and for the three and nine months ended September 30, 2010 and September 30, 2009, have been prepared in accordance with generally accepted accounting principles for interim financial information.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for audited financial statements. In the opinion of the Company’s management, the interim information includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods.  The results of operations for the three and nine months ended September 30, 2010 are not necessarily indicative of the results to be expected for the year ending December 31, 2010.  The footnote disclosures related to the interim financial information included herein are also unaudited.  Such financial information should be read in conjunction with the consolidated financial statements and related notes thereto as of December 31, 2009 and for the year then ended included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

NOTE 3 GOING CONCERN

As indicated in the accompanying financial statements, the Company has incurred cumulative net operating losses of $6,987,539 since inception. We place no assurance on the on going operations of our subsidiaries, which were all inactive as of September 30, 2010.  So far, most of the working capital has been provided by the Company's management team members. They have done so since EastBridge's inception and have indicated their continued support for EastBridge; however, there is no assurance that additional funds will be advanced. These matters raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Revenue Recognition

The Company utilizes the guidance set forth in the Securities and Exchange Commission's Staff Accounting Bulletin (SAB) No. 104, regarding the recognition, presentation and disclosure of revenue in its financial statements.  The Company engages in listing contracts with its clients which provide for the payment of fees, either in cash or equity, upon the achievement of certain milestones by the client, including the successful completion of a financial statement audit, the successful listing on a national stock exchange or over-the-counter market and the maintenance of ongoing 1934 Act reporting requirements with the Securities and Exchange Commission.  In some instances, payment may be made in advance of performance; however, such payment is often refundable in the event that milestones are not reached.   The Company recognizes revenue on a systematic basis as milestones are reached in accordance with FASB’s Accounting Standards Codification (“ASC”) 605 “Revenue Recongition” Update No. 2009-13.  Such guidance stipulates that revenue be recognized for individual elements in a multiple deliverable arrangement using the relative selling price method.  The Company relies on internal estimates of the relative selling price of each element as objective third-party evidence is unattainable.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  At September 30, 2010 and December 31, 2009, respectively, cash and cash equivalents include cash on hand and cash in the bank. At times, cash deposits may exceed government-insured limits.

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

A full valuation allowance has been established against all net deferred tax assets as of September 30, 2010 based on estimates of recoverability.  While the Company has optimistic plans for its business strategy, we determined that such a valuation allowance was necessary given the current and expected near term losses and the uncertainty with respect to our ability to generate sufficient profits from our business model.

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

NOTE 5 – OTHER LIABILITIES

Disputed Accounts Payable

At September 30, 2010, the Company carried balances totaling $213,799 owed to various vendors relating to EastBridge’s former business called ATC Technology.  The Company currently considers these balances as in dispute with the vendors and is working on a resolution.

Other Current Liabilities

Other current liabilities at September 30, 2010 consisted of a $153,000 deposit received from a combination of individuals and a trust, which all have agreed to purchase from Eastbridge a fixed number of shares of common stock in one of Eastbridge’s clients. This $153,000 will be earned by Eastbridge as part of a fee arrangement once the clients’ shares are publicly registered or otherwise released to Eastbridge as permitted under EastBridge's agreement with the client.

NOTE 6 – LINE OF CREDIT / NOTES PAYABLE

In May 2009, the Company converted its line of credit with Goldwater Bank into a two year unsecured promissory note with a variable interest rate of Wall Street Journal Prime plus 4.0%.  The interest rate cannot be less than 8% which was the rate as of September 30, 2010.  The balance of this promissory note as of September 30, 2010 and 2009 was $30,000 and $71,250, respectively.

NOTE 7 – LEASES

The Company is leasing office space in Scottsdale, Arizona, under a non-cancelable operating lease agreement, which expires in August 2011.  Rent expense for the three and nine months ended September 30, 2010 was $7,098 and $21,727, respectively, and $6,999 and $21,087, for the three and nine months ended September 30, 2009, respectively.

As of September 30, 2010, future minimum lease payments due under the foregoing lease agreement are as follows:

Year ending December 31,	Amount
2010	$1,992
2011	5,312
$7,304

NOTE 8 – RELATED PARTY TRANSACTIONS

The Company received advances from its two officers and a shareholder during the course of business at a rate of 4.5% interest which is the federal long term interest rate. As of September 30, 2010 and 2009 advances payable to the Company’s two officers and this shareholder were $35,700 and $32,800, respectively.  As of September 30, 2010 and 2009 the accrued compensation liability to the officers was $316,929 and $105,580, respectively.

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

NOTE 9 – EQUITY

As of September 30, 2010, EastBridge had 148,153,865 shares of no par common stock issued and outstanding with 300,000,000 common shares authorized.

During the three and nine months ended September 30, 2010, the Company issued 215,714 and 3,432,105, respectively, shares of common stock to consultants for services rendered.  The Company expensed $15,100 and $393,116, respectively, in connection with these issuances based on the quoted market prices on the dates of issuance.

During the three and nine months ended September 30, 2010, the Company issued 0 and 3,100,000, respectively, shares of common stock to individuals for $0 and $50,040, respectively, of debt owed by the Company.  The Company expensed $0 and $476,961, respectively, in connection with these issuances based on the quoted market prices on the date of grant.

During the three and nine months ended September 30, 2010, the Company issued 0 and 426,239 shares of common stock to our CEO and 0 and 818,182 shares of common stock to our CFO, respectively.   The common shares were issued to and accepted by the Company’s officers at the closing trading price of the date of issue for a cumulative value of $161,775. The Company reduced the value of the accrued compensation balance due to the two officers by $161,775.

During the three and nine months ended September 30, 2009, the Company issued 6,800,000 and 7,300,000 shares of common stock to our CEO and 5,000,000 and 5,500,000 shares of common stock to our CFO, respectively.   The common shares were issued to and accepted by the Company’s officers at the closing trading price of the date of issue for a cumulative value of $266,200. The Company reduced the value of the accrued compensation balance due to the two officers by $266,200.

During the three and nine months ended September 30, 2009, the Company issued 525,000 and 785,000, respectively, shares of common stock to a consultant for services rendered.  The Company shares were issued at quoted market prices on the dates of issuance.  The Company expensed $10,975 and $15,375, respectively.

NOTE 11 – DEFERRED REVENUE

The following table represents the balance of deferred revenue that has not yet been recognized under the Company’s revenue recognition policies:

	September 30,	September 30,
	2010	2009
Jinkuizi Science & Technology Company	(45,000)	(45,000)

Alpha Green Energy Company	(91,712)	(15,677)

Kaida Road Construction Company	(73,000)	-

Huang Wei Pharmaceutical Company	(9,559)	-

Tsingda Education Company	(99,960)	-

AREM Pacific Corporation	(25,010)	-

Deferred Revenue	(344,241)	(60,677)

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

	Total shares reserved under the plan	Remaining shares available for issuance under the plan
2009 Stock Option Plan	10,000,000	2,790,974

NOTE 14 – SEGMENT INFORMATION

The Company operates only one reporting segment.  Substantially all assets are contained in the United States.  Although the Company’s business is providing consulting services to foreign companies seeking access to the US capital markets, substantially all revenue generating activities are conducted in the United States.

NOTE 15 – SUBSEQUENT EVENTS

The Company evaluated subsequent events through November 12, 2010 which is the date the financial statements were issued.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this Quarterly Report on Form 10-Q, “Company,” "EastBridge," “our company,” “us,” and “our” refer to EastBridge Investment Group Corporation and its subsidiaries unless the context requires otherwise.

The Company's Form 10-K, this and any other Form 10-Q or any Form 8-K of the Company or any other written or oral statements made by or on behalf of the Company may contain forward-looking statements which reflect the Company's current views with respect to future events and financial performance. The words "believe," "expect," "anticipate," "intends," "estimate," "forecast," "project," and similar expressions identify forward-looking statements.  All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new products, services, developments or industry rankings; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing.  Such "forward-looking statements" are subject to risks and uncertainties set forth from time to time in the Company's SEC reports and include, among others, the Risk Factors set forth under Item 1A below and in the Company's Form 10-K for its fiscal year ended December 31, 2009.

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

Overview

EastBridge Investment Group Corporation (formerly ATC Technology Corporation) was incorporated in the State of Arizona on June 25, 2001.  The Company's principal activity through June 30, 2005 was to manufacture mobile entertainment products that provided a means to play video game consoles made by Sony, Microsoft and Nintendo in a customer's car, RV, SUV, van or boat with attachable viewing monitors.

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

As of September 30. 2010, EastBridge was providing consulting services to ten clients to assist them with the auditing and legal processes to become public companies in the United States and become listed on a U.S. stock exchange.  To learn more about our clients, review the Company’s Form 10-K (filed with the SEC on April 15, 2010) and the Form 8-K filed with the SEC on July 14, 2010. An additional client was obtained during the September 2010, as described in the Form 8-K filed with the SEC on November 12, 2010.

EastBridge has formed three subsidiaries which have been consolidated with EastBridge from the date of formation.  These subsidiaries are inactive.

Results of Operations

Revenues

	Net Revenues
	2010	2009	Change	Percent
Three Months Ended September 30,	$-	$50,000	$(50,000)	(100)%
Nine Months Ended September 30,	$-	$50,000	$(50,000)	(100)%

The Company did not have any recordable revenue in the three and nine months ending September 30, 2010 while in 2009 the Company received a non-refundable payment per a client listing agreement.

General and Administrative Expenses

	General & Administrative Expenses
	2010	2009	Change	Percent
Three Months Ended September 30,	$171,312	$149,446	$21,866	15%
Nine Months Ended September 30,	$976,328	$533,300	$443,028	83%

General and administrative expenses increased in the three months ending September 30, 2010 as compared to the three months ending September 30, 2009 due to the following:  a benefit of approximately $25,000 received in 2009 as disputed accounts payable invoices were cleared, partially offset by decreases in other expenses of approximately $4,000.

General and administrative expenses increased in the nine months ending September 30, 2010 as compared to the nine months ending September 30, 2009 due to the following:  an increase in consulting expense of approximately $337,000 as we issued stock for consulting expenses at a higher than anticipated value, an increase in legal fees of approximately $50,000 and an increase in accounting and audit fees of approximately $63,000, partially offset by decreases in other expenses of approximately $7,000.

 Sales and Marketing Expenses

	Sales & Marketing Expenses
	2010	2009	Change	Percent
Three Months Ended September 30,	$16,300	$16,909	$(609)	(4)%
Nine Months Ended September 30,	$88,968	$46,614	$42,354	91%

Sales and marketing expenses decreased by approximately $600 in the three months ended September 30, 2010 as compared to the three months ended September 30, 2009 due to decreased travel of approximately $600, and minor changes in other marketing related expenses.

Sales and marketing expenses increased by approximately $42,000 in the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009 due to increased travel of approximately $28,000, increased investor relations of approximately $14,000, and minor changes in other marketing related expenses.

Operating Loss

	Operating Loss
	2010	2009	Change	Percent
Three Months Ended September 30,	$(187,612)	$(116,355)	$(71,257)	61%
Nine Months Ended September 30,	$(1,065,296)	$(529,914)	$(535,382)	101%

The increase in our operating loss for the three and nine months ended September 30, 2010 as compared to the three and nine months ended September 30, 2009 is primarily due to the increases in general and administrative expenses and sales & marketing expenses, each of which is described above.

Total Other Income (Expense)

	Other Income (Expense)
	2010	2009	Change	Percent
Three Months Ended September 30,	$2,252	$1,484	$768	52%
Nine Months Ended September 30,	$483,819	$4,398	$479,421	10901%

In the three months ended September 30, 2010, we incurred additional interest expense of approximately $800 as compared to the three months ended June 30, 2009, due to credit card interest charges.

In the nine months ended September 30, 2010, we incurred extinguishment of debt expense of approximately $476,000 as compared to the nine months ended September 30, 2009, related to the issuance of common stock in exchange for debt, plus approximately $3,000 of other interest expense.

Income Tax Provision (Benefit)

	Income Tax Provision (Benefit)
	2010	2009	Change	Percent
Three Months Ended September 30,	$-	$-	$-	0%
Nine Months Ended September 30,	$-	$-	$-	0%

While we have optimistic plans for our business strategy, we determined that a valuation allowance was necessary given the current and expected near term losses and the uncertainty with respect to our ability to generate sufficient profits from our business model.  Therefore, we established a valuation allowance for all deferred tax assets.

Net Loss

	Net Loss
	2010	2009	Change	Percent
Three Months Ended September 30,	$(189,864)	$(117,839)	$(72,025)	61%
Nine Months Ended September 30,	$(1,549,115)	$(534,311)	$(1,014,804)	190%

Changes in net loss are primarily attributable to changes in operating income, other income (expense) and discontinued operations, each of which is described above.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $126,963 and $84,472 for the nine months ended September 30, 2010 and 2009, respectively.  The increase is mainly attributable to the increase in our net loss and offset by the increase in stock issued for services.

Our primary source of cash inflows has historically been from listing agreement customers.  In late 2009 and in 2010, we received advance payments for shares of client companies that are expected to be completed in 2010 and 2011.  As of September 30, 2010 and 2009, no single customer accounted for greater than 10% of accounts receivable as part of the agreements require deposits in advance rather than billing after the fact.

Cash provided by (used in) financing activities was $(19,850) and $80,125 for the nine months ended September 30, 2010 and 2009, respectively. During the nine months ended September 30, 2010, we made repayments of $33,750 on our line of credit, partially offset by $13,900 of amounts advanced from affiliates. During the nine months ended September 30, 2009, we collected $53,375 of amounts previously advanced to affiliates and received $55,500 of amounts advanced from affiliates, partially offset by $28,750 of repayments on our line of credit.

We had working capital of $(1,345,298) as of September 30, 2010 compared to $(901,396) as of December 31, 2009.  Our cash position decreased to $15,796 at September 30, 2010 compared to $162,609 at December 31, 2009, as we had a decrease in cash flows from operations, offset by cash provided by investing activities.

Our monthly cash requirement amount is approximately $15,000, and as of September 30, 2010, cash on hand would fund operations for approximately a month.  For the three and nine months ended September 30, 2010, we have increased deferred revenue by approximately $284,000 as compared to the three and nine months ended September 30, 2009, as a result of cash deposits on listing agreements.

In the past, we have received cash through loans extended by our management to the Company and through sales of shares of common stock to individual investors.  As we are a consulting company with no proprietary technology it is doubtful we will obtain capital from institutional or other sources and will need to rely on our officers for cash infusions, which they are under no obligation to provide.  As much of our revenue will come through sales of equity in our clients it may be several months until we obtain positive cash flows as this will occur only if and when our clients have registration statements cleared by the SEC which include client shares of common stock owned by the Company and these clients become listed on U.S. stock exchanges or over-the-counter markets.

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

b) Changes in Internal Control over Financial Reporting.

During the quarter ended September 30, 2010, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended September 30, 2010, the Company issued 180,000 restricted shares of common stock to a consultant for services rendered, issued at $.07 per share (the trading value of the stock on the date of issuance).  We have issued the above securities not registered under the Securities Act by reason of the exemption afforded under Section 4(2) of the Securities Act of 1933, within the last quarter. No underwriting discounts or commissions were paid with respect to any of the transactions.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

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

EastBridge Investment Group Corporation.

Dated - November 12, 2010	/s/ Keith Wong
Keith Wong,
Chief Executive Officer (Principal Executive Officer)

/s/ Norman Klein
Norman Klein
Chief Financial Officer (Principal Financial and Accounting Officer)