Form 10-K
period 2010-12-31
EastBridge Investment Group Corp
filed 2011-04-14
CIK 1378624

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

———————
FORM 10-K
———————

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes  ☑ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter – $11,835,052 as of June 30, 2010.

State the number of shares outstanding of each of the issuer's classes of equity securities, as of the latest practicable date: As of March 22, 2011, there were 150,781,416 shares of common stock, no par value per share issued and outstanding and no preferred stock, no par value per share, issued and outstanding.

Documents Incorporated By Reference –None

EASTBRIDGE INVESTMENT GROUP CORPORATION
FORM 10-K ANNUAL REPORT
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

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

EastBridge is one of a small group of United States companies solely concentrated in marketing financial services to closely held small to mid-size Asian companies that require these services for expansion. In business sectors where EastBridge sees a unique opportunity for growth, EastBridge may form its own foreign subsidiaries with local partners to capture the opportunity.

EastBridge has formed three subsidiaries which have been consolidated with EastBridge from the date of formation.

Consulting Services

EastBridge maintains a company website at: www.EbigCorp.com, the contents of which are not a part of this filing. EastBridge's business plan is to provide financial structure planning and guidance for capital raising transactions whether in the form of public offerings, joint ventures, or merchant banking, to small-to-medium-sized businesses in Asia.  The Company manages its clients’ investor relations services, public relations services, and gives advice on marketing, sales, and strategic planning. The Company provides its clients with valuable information about various U.S. stock markets, and their general entry requirements. The Company provides information about U.S. investors before its clients become reporting companies.  We also serve as consultants and advisors to these companies as they obtain loans, find business partners, find merger candidates or conduct feasibility studies.

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

Business Strategies

Our primary business strategy is to provide consulting services and to use our extensive network of Chinese and U.S. contacts to locate investment and merchant banking companies, business consultants, marketing firms, investor and public relations firms, appropriate exchanges, markets and market makers, attorneys and accountants capable of helping emerging growth Asian companies develop the infrastructure and expertise to (i) obtain access to private and public U.S. capital markets; (ii) expand their businesses in both their native Asian market and the U.S. market (if viable for export); and (iii) develop an exit strategy through a liquidity event capable of paying both us and our clients for their success in capital raising and expansion. Our target clients are mostly in China, Hong Kong, and Australia.  We focus on high growth companies where the expected return can be realized within a one to two year period and the potential gain is substantial for us and our clients. We generally seek transactions in which substantial opportunities exist for attracting capital. Keith Wong (President and Chief Executive Officer of EastBridge) and Norman Klein (Principal Financial Officer of EastBridge) each have over twenty years of experience in the industrial, sales and financial industries. Mr. Wong is fluent in both Mandarin and Cantonese and is able to overcome cultural barriers as a result of having lived and worked for many years in both China and the U.S.  Our management has the background to understand a client's business quickly and is able to take fast and decisive actions to achieve business opportunities for our clients due to our smaller size. We plan for China, Australia and Hong Kong to continue to be our immediate focus in 2011. We plan to expand to other Asian countries in 2012 and beyond.

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

We currently have ten (10) clients that we are assisting attorneys and accountants to register with the U.S. Securities and Exchange Commission and help locate broker dealers to begin trading their stock on a United States stock market or exchange.  Management anticipates, but can provide no assurances, that some of these clients will go public in the United States and begin trading their stock in 2011.  We have three dormant subsidiaries.  We intend to merge our more promising clients with one of the subsidiaries in the near future.  EastBridge may also decide to assist in getting its clients public directly without merging them with one of EastBridge's subsidiaries.  Once a client is registered as a public company and its stock begins trading in the U.S., then EastBridge will record the value of its stock in that client as revenue for that quarter and also record the value as an asset on its balance sheet.  For clients which do not become subsidiaries, we typically receive a 10 to 20% equity position in a client as consideration for our services along with cash fees.

Overview of Current Clients and Subsidiaries:

We are providing consulting services through our listing agreements to the clients set forth below:

Wonder International Education and Investment Group Corporation/Wenda Education

Wonder offers professional and vocational educational programs to assist post junior high and high school students to improve their skills for higher paying jobs. Wonder offers programs mainly in the computer related IT sectors such as network design, hardware technology, computer graphics, CAD, animation, network database and network security.  Wonder filed a Form S-1 registration statement with the SEC on December 9, 2009, which was declared effective by the SEC on January 6, 2011.  The S-1 included audits for fiscal years 2007, 2008 and 2009.  We assisted Wonder in its responses to the SEC questions and comments as it sought SEC clearance for its S-1 registration.  Wonder's PCAOB-registered accounting firm has recently completed its fieldwork for its 2010 audit and we plan to assist Wonder with its 10-K (annual report) filing for 2010.  We intend to assist Wonder in seeking a listing for its common stock on either Nasdaq or Amex in the near future. We are also assisting Wonder with finding an investment banker to assist with a capital raise during the listing process.  EastBridge received 2,512,310 shares of Wonder common stock for its consulting services in March 2011.  We declared a stock dividend on these Wonder shares for our EastBridge shareholders of record on July 31, 2009.  This dividend stock is currently being distributed to our shareholders on a pro-rata basis.

Tsingda Education Company

Tsingda provides tutoring and education services to elementary, junior high and high school students in China.  We assisted Tsingda with its audit, with its merger into a Cayman Island shell, with a private placement capital raise of $9.6 million, and with the legal process for its registration with the SEC and we are currently assisting Tsingda with its proposed public capital raise and listing on AMEX.  Tsingda’s initial registration statement on Form S-1 and its secondary registration statement for its PIPE investors were declared effective on March 4, 2011. Tsingda’s PCAOB auditor has completed its 2010 audit and Tsingda has filed its first 10-K annual report.    Tsingda used Maxim, a New York based investment banker, for its private placement and intends to use Maxim for a future capital raise during its listing process.  EastBridge introduced Tsingda to Maxim and assisted Tsingda with preparing for the capital raise process. For EastBridge’s services, we received a cash fee and we received 2,079,740 shares of Tsingda common stock in 2010.  EastBridge declared a stock dividend on these Tsingda shares to its shareholders of record on March 15, 2010.  These Eastbridge shareholders will receive their pro-rata shares of Tsingda stock in the near future.  No dividend shares have been distributed to our shareholders as of March 31, 2011.

AREM Pacific Corporation

Arem Pacific is in the luxury boat and hospitality business.  Arem purchased a luxury boat manufacturer in 2010 and plans to produce and sell these boats in both Australia and China beginning in 2011.  Arem is also exploring purchase opportunities in the marine, hotel and entertainment industries of Australia and China.  Arem is currently working on its 2009 and 2010 audit with a PCAOB audit firm from the United States.  Eastbridge has a listing agreement with Arem and we are assisting Arem with its audit and with the SEC legal process to begin reporting as a U.S. public company.  Eastbridge will also assist Arem with locating an investment banker for a capital raise in the near future.  For its services, Eastbridge has received a cash fee in 2010 and will own an equity position in Arem once it has an effective registration statement in place.

Following is a history of our relationship with Arem:

During July 2007, we organized Nanotec, Inc. ("Nanotec") a wholly owned subsidiary of EastBridge.  On July 11, 2007, we distributed 5% of Nanotec’s equity to our shareholders of record on that date.  As of November 8, 2007, Arem Wines merged with Nanotec, Inc.  Under the terms of the merger, the new stock ownership structure is as follows:  15% owned by EastBridge, 5% owned by EastBridge shareholders, and 80% owned by Arem Wines' beneficiaries.  The name of the merged company was Arem Group, Inc.  During 2008, Arem Group signed a Listing Agreement with Eastbridge to take its U.S. subsidiary public in the U.S. and to list it on a U.S. stock exchange.

As of September 2008, the Arem Group has been dissolved.  A new company called Arem Pacific Corporation was formed with a new set of directors and officers along with a new ownership structure.  EastBridge continues to own an equity position in Arem Pacific Corporation and EastBridge’s shareholders continue to own 5% of this new entity due to the stock dividend declared on July 11, 2007.  Eastbridge shareholders will receive a pro-rata share of the Arem equity once it has an effective registration statement in place.  We have not distributed any stock as of March 31, 2011.

Hangzhou Dwarf Technologies Ltd.

Dwarf Technologies is an internet services company in China.  Eastbridge signed a listing agreement on July 26, 2010 with Dwarf.  Eastbridge is assisting Dwarf with its 2009 and 2010 audit, which is being conducted by a PCAOB audit firm.  Eastbridge is also assisting Dwarf with its SEC legal process to file a registration statement and begin reporting as a U.S. public company.  We will assist Dwarf with its listing process on a U.S. stock exchange or over-the-counter market once it becomes a reporting company.  For its services, EastBridge will receive cash fees and an equity position in Dwarf.  To date, we have received a down payment of the cash fees.   As of March 31, 2011, we have not declared a stock dividend to our shareholders.

Alpha Lujo, Inc.

Alpha Lujo, Inc. is listed on the Over the Counter Bulletin Board (OTCBB – “ALEV”) market in the United States.  Eastbridge assisted Alpha Lujo’s management with the purchase of its initial “shell” company, called E-Global Marketing, which was listed on the OTCBB market.  EastBridge also assisted in the eventual name change of the company to Alpha Lujo, Inc. and we are assisting it with a merger of an Australian company in the electric vehicle business.  For its services, Eastbridge received 1,142,350 shares of Alpha Lujo common stock in December 2010.  We will provide a stock dividend of these Alpha Lujo shares to our shareholders of record as of March 31, 2011.  These shares of Alpha Lujo will be distributed to our shareholders on a pro-rata basis once the merger with the Australian company is complete.

Alpha Green Energy Company

On February 19, 2009, we entered into a listing agreement with Alpha Green Energy Company, a company based in Phoenix, Arizona.  Alpha Green is a holding company that owns a subsidiary in Guizhou, China.  The subsidiary’s main business is electricity production using renewable bio-mass from the agricultural industry in China.

In September 2009, Alpha Green purchased Fiber One, our subsidiary in Hong Kong, for a cash fee. Alpha Green has filed an S-1 to become a public company in the United States, which included an audit for fiscal years 2007 and 2008.  Alpha Green is currently waiting on a response from the SEC on its S-1 filing.  We are currently working with a PCAOB-registered accounting firm and with Alpha Green to complete the 2010 audit report including financials and footnotes.  For its services, EastBridge will receive a cash fee plus an equity position in Alpha Green if and when it gets listed on a U.S. stock exchange or over-the-counter market.  We have received a down payment of the cash fee for the purchase of Fiber One by Alpha Green and for our consulting services.  Eastbridge will receive the balances of the cash fees for its services and for the purchase of Fiber One along with an equity position if and when Alpha Green is listed on a U.S. stock exchange or over-the-counter market.  EastBridge declared a stock dividend of the Fiber One shares to our EastBridge shareholders of record on June 11, 2007.  Since 95% of the outstanding Fiber One stock was purchased by Alpha Green, the stock dividend will now apply to Alpha Green stock.

EastBridge will also assist in locating an investment bank to conduct a capital raise for Alpha Green.  As of March 31, 2011, we have not issued any Alpha Green stock to our shareholders for the stock dividend declared for our EastBridge shareholders.  We will issue Alpha Green shares to our shareholders on a pro-rata basis if and when Alpha Green's registration statement is declared effective by the SEC.

Strayarrow International Limited (SAIL)

SAIL is in the luxury entertainment and hospitality business.  EastBridge will assist SAIL with its SEC auditing, legal and listing processes to become a public reporting company in the United States.  Currently, we are assisting SAIL to prepare for these processes as well as assisting it in finding investment bankers to raise capital to startup and fund its various businesses.  For our services, we will receive a cash fee and equity in the listed company once SAIL has an effective registration statement in place with the SEC.  As of March 31, 2011, we have not declared a stock dividend for our shareholders of SAIL shares.

Fizza, LLC

Fizza, LLC is a U.S. based beverage company that provides a healthy beverage option for school aged children in U.S. schools.  Eastbridge is assisting Fizza with conducting necessary background preparation for an initial capital raise to startup its business on the east coast of the United States.  Eastbridge will receive a cash fee from FIZZA for its services.

Jinkuizi Science & Technology Company (JKZ)

As of October 27, 2008, EastBridge executed a definitive listing agreement with Jinkuizi Science & Technology Company (JKZ) located in Foshan, China.  JKZ develops and manufactures environmentally safe fertilizers in China and Southeast Asia.  For our services, we have received a cash fee and will receive an equity position in its United States subsidiary if and when JKZ merges as part of the process to go public in the U.S. and become listed on a U.S. stock exchange.  We are assisting JKZ in completing its audit for fiscal years 2009 and 2010.  The field work of JKZ has been completed and we are working with a PCAOB-registered accounting firm as it completes the final audit report including its financials and footnotes for fiscal years 2009 and 2010.  We formed a U.S. subsidiary for JKZ called International Bio-Phosphorus Group Corporation.  We are also beginning to work with JKZ on the SEC registration process.  We will assist JKZ in getting the necessary information to its audit firm and law firm to file a Form S-1 registration statement with the SEC and we will assist JKZ to apply for a listing of its common stock on the OTCBB.   EastBridge has received a cash fee and we will own an equity position in JKZ’s stock if and when it completes the listing of its stock on a U.S. stock exchange or over-the-counter market.  We will also assist JKZ in locating an investment bank to complete a capital raise in the U.S.  We have declared a stock dividend of JKZ shares to our EastBridge shareholders of record on April 16, 2010.  No shares of JKZ stock will be distributed until after JKZ has an effective registration statement in place covering the shares, after which we will distribute the JKZ stock to our shareholders on a pro-rata basis.  As of March 31, 2011, no JKZ stock has been issued to our shareholders.

Long Whole Enterprises, Ltd

We are providing listing services and have a joint venture agreement with Long Whole Enterprises, Ltd (Long Gold).  Long Gold’s primary business is mining precious metals in Africa.  Long Gold is currently working to complete a survey of a gold mine in the Democratic Republic of Congo.  EastBridge also intends to locate capital providers who can assist Long Gold in raising capital to purchase advanced machinery to increase the potential amount of gold which can be mined.  We intend to assist Long Gold in applying for a listing of its common stock on either Nasdaq or Amex within the next few months.  We are currently working to prepare it for the audit and legal processes associated with such a listing.  For EastBridge’s services, we will receive an equity position in Long Gold if and when Long Gold is listed on an exchange or U.S. over-the-counter market.  We have not declared a stock dividend of Long Gold shares for our EastBridge shareholders as of March 31, 2011.

Other EastBridge Clients

Our written listing agreements with the following companies have expired beginning in 2008 and continuing through January 1, 2011: Heyuang Dafeng Animal Husbandry Co., Suzhou Kaida Road Construction Co., Qinhuangdao Huang Wei Pharmaceutical Co., NingGuo Shunchang Machinery Co., Tianjin HuiHong Heavy Steel Co., Beijing Power Company, Hefe Ginko Real Estate Company, and Zhejiang Shouyi Group Corp. (Yewo).  We continue to communicate with these companies and intend to re-initiate our agreements with them in the future.  However, we have postponed our services for an indefinite period of time and there is a possibility that we will not provide any further consulting services to these companies.  Our agreements with Hangzhou HaoHei Culture Media Co., Ji-Bo Water Pipe Co. and Aoxing Corporation have not been formally terminated, but we are not presently providing any services to these companies.  No fees were returned by EastBridge to these clients as part of the termination of these agreements or the postponement of us providing services under our listing agreements with them.

EastBridge Subsidiaries in the United States

General Farms Corporation (EastBridge Subsidiary)

On November 27, 2007, we organized General Farms Corporation ("General Farms") as a wholly owned subsidiary of EastBridge. A stock dividend of 5% of General Farm's common stock, or 10,000,000 shares, was declared for EastBridge's shareholders of record as of November 16, 2007. As of December 5, 2007, Rhino Two Horns entered into an agreement to merge with General Farms Corporation.  Under the terms of the merger, the new stock ownership structure would have been:  15% owned by EastBridge, 5% owned by EastBridge shareholders and 80% owned by Rhino's beneficiaries. In the third quarter of 2008, Rhino cancelled its contract with EastBridge, also cancelling the merger agreement with General Farms Corporation.  As of March 31, 2011, EastBridge has not distributed stock to its shareholders for General Farms Corporation for the stock dividend that was declared for those EBIG shareholders of record on November 16, 2007.

Energy Corporation (EastBridge Subsidiary)

On November 27, 2007, we formed Energy Corporation ("Energy") as a wholly owned subsidiary of EastBridge.  On December 28, 2007, EastBridge announced that it would distribute a stock dividend of 5% of Energy Corporation's common stock of 10 million shares, on a pro-rata basis. The eligible shareholders will automatically receive the stock certificates or electronic deposits into their accounts if and when Energy Corporation's stock is listed and begins trading.  Energy Corporation is presently and always has been an inactive subsidiary.  As of March 31, 2011, no stock has been distributed to our shareholders for this subsidiary for the declared stock dividend for those EBIG shareholders of record on December 28, 2007.

China Properties Corporation (EastBridge Subsidiary)

On November 27, 2007 we formed China Properties Corporation ("China Properties") as a wholly owned subsidiary of EastBridge.  We declared a stock dividend to distribute 5% of China Properties' common stock of 10,000,000 shares, on a pro-rata basis to our shareholders of record on November 30, 2007. The eligible shareholders will automatically receive the stock certificates or electronic deposits into their accounts if and when the China Properties' stock is listed and begins trading.  China Properties is presently and always has been an inactive subsidiary.  As of March 31, 2011, no stock has been distributed to our shareholders for this subsidiary for the declared stock dividend for those EBIG shareholders of record on November 30, 2007.

Employees

We now have two full-time employees in the United States and one full time employee in China. In the next twelve months, we plan to expand to two full-time employees in Beijing, China and three full-time employees in Phoenix, Arizona.

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

The Company's Auditors Have Expressed Doubt About Our Ability To Continue As A Going Concern

The independent auditor's report on our financial statements contains explanatory language that substantial doubt exists about our ability to continue as a going concern. The report states that we depend on the continued financial contributions of our executive officers and their ability to execute our business strategy and to generate liquidity from our client engagements. If we are unable to obtain sufficient additional financing in the near term, achieve profitability or achieve client listing obligations, then we would, in all likelihood, experience severe liquidity problems and may have to curtail our operations. If we curtail our operations, we may be placed into bankruptcy or undergo liquidation, the result of which will adversely affect the value of our common shares.

We May Be Subject to U.S. Regulation of the Consulting Services We Provide

Even though we do not raise any capital for our clients, our services may be viewed as providing investment services.  Investment businesses generally are comprehensively and intensively regulated under state and U.S. securities laws and regulations.  Any investigation, litigation or other proceeding undertaken by the SEC or other federal or state regulatory agencies or private parties could necessitate the expenditure of material amounts of Company funds for legal and other costs and could have other materially adverse consequences for the Company, particularly if the Company is subject to fines and penalties for failure to obtain the required licenses or approvals.

The Company is not registered as a broker or dealer under the Securities Exchange Act of 1934 (the "Exchange Act") or any other securities law.  The Company believes that it is not required to be registered as a broker or dealer, but if the SEC or the securities administrator of any state were to assert that such registration is required, the Company would bear the resulting increased expenses and its activities would be restricted, which could materially and adversely affect the Company's business.

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

In the event that a material weakness is identified, we will attempt to employ qualified personnel and adopt and implement policies and procedures to address any material weaknesses that we identify. However, the process of designing and implementing effective internal controls is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company. We cannot assure you that we will have the resources to be able to take steps to attempt to remedy any future material weaknesses or that the measures we will take will remediate any material weaknesses that we may identify or that we will implement and maintain adequate controls over our financial process and reporting in the future.

Any failure to complete our assessment of our internal control over financial reporting, to remediate any material weaknesses that we may identify or to implement new or improved controls, or difficulties encountered in their implementation, could harm our operating results, cause us to fail to meet our reporting obligations or result in material misstatements in our financial statements. Any such failure could also adversely affect the results of the periodic management evaluations of our internal controls and, in the case of a failure to remediate any material weaknesses that we may identify, would adversely affect the annual management reports regarding the effectiveness of our internal control over financial reporting that are required under Section 404 of the Sarbanes-Oxley Act. Inadequate internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

We Have Limited Operating History And Lack Of Profits Which Could Lead To Wide Fluctuations In Our Share Price. The Market Price For Our Common Shares Is Particularly Volatile Given Our Status As A Relatively Unknown Company With A Small And Thinly Traded Public Float.

The market for our common shares is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. The volatility in our share price is attributable to a number of factors. First, as noted above, our common shares are sporadically and thinly traded. As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our shareholders may disproportionately influence the price of those shares in either direction. The price for our shares could, for example, decline precipitously in the event that a large number of our common shares are sold on the market without commensurate demand, as compared to a seasoned issuer which could better absorb those sales without adverse impact on its share price. Secondly, we are a speculative or "risky" investment due to our limited operating history and lack of profits to date. As a consequence of this enhanced risk, more risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a seasoned issuer. Many of these factors are beyond our control and may decrease the market price of our common shares, regardless of our operating performance. We cannot make any predictions or projections as to what the prevailing market price for our common shares will be at any time, including as to whether our common shares will sustain their current market prices, or as to what effect that the sale of shares or the availability of common shares for sale at any time will have on the prevailing market price.

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

Separately, our business and operating results also could be adversely affected by changes in policies of the Chinese government such as: changes in laws, regulations or the interpretation thereof; confiscatory taxation; restrictions on currency conversion, imports on sources of supplies; or the expropriation or nationalization of private enterprises. Although the Chinese government has been pursuing economic reform policies for approximately two decades to liberalize the economy and introduce free market aspects, there is no assurance that the government will continue to pursue such policies or that such policies may not be significantly altered, especially in the event of a change in leadership, social or political disruption, or other circumstances affecting China's political, economic and social life. There has been recent extensive publicity on issues related to regulation by the PRC of both Google and Go Daddy and each of these companies has considered pulling out of the market.

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

In 2010, the Company entered into a lease for housing accommodations for the CEO while in Beijing.  These facilities are being leased for $4,250 a month, to be paid with restricted stock.  The term of this lease is a two year lease which commenced in January, 2010.

The aforesaid properties are in good condition and we believe they will be suitable for our purposes for the next 12 months.  There is no affiliation between us and any of our principals or agents and our landlords or any of their principals or agents.

Monthly Lease Obligations
	Scottsdale	Beijing China	Total
2010	$664	$6,050	$6,714
2009	$664	$1,800	$2,464

ITEM 3.	LEGAL PROCEEDINGS

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

ITEM 4.           [REMOVED AND RESERVED]

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

EastBridge common stock is traded in the over-the-counter market, and quoted in the National Association of Securities Dealers Inter-dealer Quotation System ("OTCBB") and can be accessed on the Internet at www.otcbb.com under the symbol "EBIG.OB."

At December 31, 2010, there were 148,653,865 shares of common stock of EastBridge outstanding and there were approximately 1600 shareholders of record of the Company's common stock.

The following table sets forth for the periods indicated the high and low bid quotations for EastBridge's common stock.  These quotations represent inter-dealer quotations, without adjustment for retail markup, markdown or commission and may not represent actual transactions.

Periods	High	Low
Fiscal Year 2010
First Quarter (January – March 2010)	$0.20	$0.04
Second Quarter (April – June 2010)	$0.17	$0.05
Third Quarter (July – September 2010)	$0.14	$0.05
Fourth Quarter (October – December 2010)	$0.10	$0.04

Fiscal Year 2009

First Quarter (January – March 2009)	$0.02	$0.01
Second Quarter (April – June 2009)	$0.03	$0.01
Third Quarter (July – September 2009)	$0.03	$0.02
Fourth Quarter (October – December 2009)	$0.05	$0.02

On March 31, 2011, the closing bid price of our common stock was $0.12.

Dividends

We did not declare any cash dividends for the years ended December 31, 2010and 2009. Our Board of Directors does not intend to declare any dividends in the near future. The declaration, payment and amount of any future dividends will be made at the discretion of the Board of Directors, and will depend upon, among other things, the results of our operations, cash flows and financial condition, operating and capital requirements, and other factors as the Board of Directors considers relevant. There is no assurance that future dividends will be paid, and if dividends are paid, there is no assurance with respect to the amount of any such dividend.

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

All Equity Compensation Plans

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (#)	Weighted-average exercise price of outstanding options, warrants and rights ($)	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by shareholders	n/a	n/a	n/a
Equity compensation plans not approved by shareholders	n/a	n/a	2,290,974
Total	n/a	n/a	2,290,974

Transfer Agent

EastBridge's Transfer Agent and Registrar for the common stock is Jersey Transfer and Trust Company located in Verona, New Jersey.

Recent Sales of Unregistered Securities

Years Ended	Stock issued for Cash	Cash Received	Stock for Conversion of Debt	Stock Issued for services	Cancelled Shares
December 31, 2010	-	$-	4,344,421	3,932,105	-
December 31, 2009	-	$-	16,300,000	1,522,500	(4,000,000)

All unregistered sales and issuances of equity securities for the year ended December 31, 2010 were previously disclosed in a Form 8-K or Form 10-Q filing.

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

Revenue Recognition

We utilize the guidance set forth in the Securities and Exchange Commission's Staff Accounting Bulletin (SAB) No. 104, regarding the recognition, presentation and disclosure of revenue in financial statements.  We engage in listing contracts with our clients which provide for the payment of fees, either in cash or equity, upon the achievement of certain milestones by our clients with our assistance, including the successful completion of a financial statement audit, the successful listing on a national stock exchange and the maintenance of ongoing Exchange Act registration requirements with the Securities and Exchange Commission.  In some instances, payment may be made in advance of performance; however, such payment is often refundable in the event that milestones are not reached.   We recognize revenue on a systematic basis as milestones are reached in accordance with FASB’s Accounting Standards Codification (“ASC”) 605 “Revenue Recognition” Update No. 2009-13.  Such guidance stipulates that revenue be recognized for individual elements in a multiple deliverable arrangement using the relative selling price method.  We rely on internal estimates of the relative selling price of each element as objective third-party evidence is unattainable.

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

A full valuation allowance has been established against all net deferred tax assets as of December 31, 2010 based on estimates of recoverability.  While we have optimistic plans for our business strategy, we determined that such a valuation allowance was necessary given the current and expected near term losses and the uncertainty with respect to our ability to generate sufficient profits from our business model.

Statement of Operations Data	December 31,
	2010	2009
Revenues	$1,741,682	$50,000
Operating and Other Expenses	(1,916,636)	(803,224)

Net Loss	$(174,954)	$(753,224)

Balance Sheet Data:
	December 31,
	2010	2009
Current Assets	$49,898	$162,609
Total Assets	1,663,980	185,931
Current Liabilities	1,605,117	1,064,005
Non Current Liabilities	––	––
Total Liabilities	1,605,117	1,064,005
Working Capital (Deficit)	(1,555,219)	(901,396)
Shareholders'Equity (Deficit)	$58,863	$(878,074)

Fiscal Year Ended December 31, 2010, Compared to Fiscal Year Ended December 31, 2009

Results of Operations

Revenues

Year Ended December 31,	Revenues	Change from Prior Year	Percent Change from Prior Year

2010	$1,741,682	$1,691,682	3383.4%
2009	$50,000

Revenues in fiscal 2010 increased by approximately $1,692,000, due primarily to timing of specific listing agreements.  Most of the current agreements stipulate that the revenues are dependent upon the successful listing of the client company on a U.S. stock exchange or other market.  The Company recognized revenue in 2010 based on receipt of shares in client per an agreement that was not dependent on successful listing.  In 2009 revenue was associated with cash fees for which services were fully rendered.

General and Administrative Expenses

Year Ended December 31,	General & Administrative Expenses	Change from Prior Year	Percent Change from Prior Year

2010	$1,328,343	$605,255	83.7%
2009	$723,088

 General and administrative expenses increased in fiscal 2010 as compared to fiscal 2009 due to the following:

•
An increase in accounting and legal fees related to the needs of the listing agreements of approximately $165,000 as we agreed to cover these professional fees for our clients under certain of these agreements.

•
An increase in consulting fees related to the needs of the listing agreements of approximately $367,000 as we agreed to cover non-legal and non-accounting professional fees for our clients under certain of these agreements.

•	An increase in rent expense of approximately $49,000, due to the Company entering into an agreement to provide living quarters in Beijing.

•	An increase of other general & administrative fees of approximately $24,000.

 Sales and Marketing Expenses

Year Ended December 31,	Sales & Marketing Expenses	Change from Prior Year	Percent Change from Prior Year

2010	$102,234	$28,223	38.1%
2009	$74,011

Sales and marketing expenses increased in fiscal 2010 as compared to fiscal 2009 due to additional travel of approximately $15,000 and other marketing related expenses of approximately $13,000.

Operating Loss

Year Ended December 31,	Operating Loss	Change from Prior Year	Percent Change from Prior Year

2010	$311,105	$1,058,204	141.6%
2009	$(747,099)

The decrease in our operating loss for fiscal 2010 to an operating gain as compared to fiscal 2009 is primarily due to the significant increase in revenues, sales and marketing expenses and general and administrative expenses, each of which is described above.

Total Other Income (Expense)

Year Ended December 31,	Total Other Income (Expense)	Change from Prior Year	Percent Change from Prior Year

2010	$486,059	$479,933	7834.4%
2009	$6,126

In 2010, we incurred a loss on the extinguishment of debt of approximately $477,000 and a decrease of interest income of approximately $1,200.

Income Tax Provision (Benefit)

Year Ended December 31,	Income Tax Provision (Benefit)	Change from Prior Year	Percent Change from Prior Year

2010	$-	$-	0.0%
2009	$-

While we have optimistic plans for our business strategy, we determined that a valuation allowance was necessary given the current and expected near term losses and the uncertainty with respect to our ability to generate sufficient profits from our business model.  Therefore, we established a valuation allowance for all deferred tax assets.

Net Loss

Year Ended December 31,	Net Loss	Change from Prior Year	Percent Change from Prior Year

2010	$(174,954)	$578,271	(76.8)%
2009	$(753,225)

Changes in net loss are primarily attributable to changes in operating income, other income (expense) and discontinued operations, each of which is described above.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by or (used in) operating activities is $(90,211) and $155,972 for the years ended December 31, 2010 and 2009 respectively.  The decrease is mainly attributable to the increase in our payables and increase in operating expenses combined with the non-cash loss on extinguishment of debt offset by the value of stock received for services.

Our primary source of cash inflows has historically been from listing agreement customers.  In 2010 we received an advance payment of shares of a client that is expected to be completed in the first half of 2011.  As of December 31, 2010, no single customer accounted for greater than 10% of accounts receivable as part of the agreements require deposits in advance rather than billing after the fact.

Cash provided by (used in) financing activities was $(22,500) and $2,290 in the years ended December 31, 2010 and 2009, respectively. The decrease is due to repayment of $45,000 of the lending from a local bank of $100,000 received in 2008, advances from our Chief Executive Officer of $6,600 and advances from other affiliates in the amount of $15,900.

We had working capital of $(1,554,555) as of December 31, 2010 compared to $(901,396) as of December 31, 2009.  Our cash position decreased to $49,898 at December 31, 2010 compared to $162,609 at December 31, 2009, as we had a decrease in cash flows from operations, together with a decrease in cash flows from investing activities.

Our monthly cash requirement amount is approximately $15,000.  For the year ended December 31, 2010, we have received shares of stock in two clients for services provided with a value of $1,614,082.  During the years ended December 31, 2010 and 2009, we did not sell any shares of common stock for cash consideration.

In the past we have received cash through loans extended by our management to the Company and through sales of shares of common stock to individual investors.  As we are a consulting company with no proprietary technology it is doubtful we will obtain capital from institutional or other sources and will need to rely on our officers for cash infusions.  As much of our revenue will come through sales of equity in our clients it may be several months until we obtain positive cash flows as this will occur only if and when our clients have registration statements cleared by the SEC which include our shares of common stock and they become listed on U.S. stock exchanges or over-the-counter markets.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide Item 7A disclosure.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

EASTBRIDGE INVESTMENT GROUP CORPORATION

REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

To the Board of Directors and Stockholders
of EastBridge Investment Group Corporation
Scottsdale, Arizona

We have audited the accompanying balance sheets of EastBridge Investment Group Corporation  (Company) and subsidiary as of December 31, 2010 and 2009, and the related statements of income, stockholders' equity (deficit), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of EastBridge Investment Group Corporation as of December 31, 2010 and 2009, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed further in Note 2, the Company has incurred significant losses.  The Company's viability is dependent upon its ability to obtain future financing and the success of its future operations.  These factors raise substantial doubt about the Company's ability to continue as a going concern.  Management's plan in regard to these matters is also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Tarvaran Askelson & Company, LLP

Laguna Niguel, California
April 7, 2011

EASTBRIDGE INVESTMENT GROUP CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,
	2010	2009

Assets
Cash	$49,898	$162,609
Total current assets	49,898	162,609

Advances receivable from related parties	-	23,322
Investments	1,614,082	-
Total assets	$1,663,980	$185,931

Liabilities and Stockholders' Deficit
Liabilities:
Accounts payable	298,278	119,987
Disputed accounts payable	213,799	213,799
Accrued expenses	542,119	291,358
Line of credit	18,750	63,750
Deferred revenue	334,871	203,271
Advances payable to related party	44,300	71,840
Other current liabilities	153,000	100,000
Total current liabilities	1,605,117	1,064,005

Total liabilities	1,605,117	1,064,005

Commitments and contingencies

Stockholders' deficit:
Preferred stock series A, no par value, 50,000,000 shares
authorized; none issued and outstanding
as of December 31, 2010 and 2009, respectively	-	-

Preferred stock series B, no par value, 50,000,000 shares
authorized; none issued and outstanding
as of December 31, 2010 and 2009, respectively	-	-

Common stock, no par value, 300,000,000 shares authorized;
148,653,865 and 140,377,339 issued and outstanding
as of December 31, 2010 and 2009, respectively	5,672,241	4,560,350

Accumulated deficit	(5,613,378)	(5,438,424)
Total stockholders' deficit	58,863	(878,074)

Total liabilities and stockholders' deficit	$1,663,980	$185,931

The accompanying notes are an integral part of these consolidated financial statements.

EASTBRIDGE INVESTMENT GROUP CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

	Year ended
	December 31,
	2010	2009

Revenues	$1,741,682	$50,000

Cost of services	-	-

Gross profit	1,741,682	50,000

Operating expenses:
General and administrative	1,328,343	723,088
Selling and marketing	102,234	74,011
Total operating expenses	1,430,577	797,099

Operating loss	311,105	(747,099)
Other income (expense):
Interest expense	(486,059)	(7,372)
Interest income	-	1,246
Total other (income) expense	(486,059)	(6,126)

Loss before taxes, minority interest, discontinued operations	$(174,954)	$(753,225)

Income tax provision	-	-
Discontinued operations	-	-

Net loss	$(174,954)	$(753,225)

Earnings per share:
Basic and diluted:	$(0.00)	$(0.01)

Weighted average common shares outstanding:
Basic and diluted:	146,351,388	131,935,983

The accompanying notes are an integral part of these consolidated financial statements.

EastBridge Investment Group Corporation
STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

			Preferred Stock				Common Stock	Retained
	Common Stock		Preferred A		Preferred B		Subscribed	Earnings
	Shares	Amount	Shares	Amount	Shares	Amount	Not Issued	(Deficit)	Total

Balance at December 31, 2008	126,554,839	4,201,825	-	-	-	-	-	(4,685,200)	(483,375)

Common stock issued to officers	12,800,000	266,200	-	-	-	-	-	-	266,200

Common stock issued for debt	3,500,000	63,000	-	-	-	-	-	-	63,000

Common stock issued for services Common stock issued for cash	1,522,500	29,325	-	-	-	-	-	-	29,325

Cancellation of shares	(4,000,000)	-	-	-	-	-	-	-	-

Net loss	-	-	-	-	-	-	-	(753,224)	(753,224)

Balance at December 31, 2009	140,377,339	4,560,350	-	-	-	-	-	(5,438,424)	(878,074)

Common stock issued to officers	1,244,421	161,775	-	-	-	-	-	-	161,775

Common stock issued for debt	3,100,000	527,000	-	-	-	-	-	-	527,000

Common stock issued to services	3,932,105	423,116	-	-	-	-	-	-	423,116

Net loss	-	-	-	-	-	-	-	(174,954)	(174,954)

Balance at December 31, 2010	148,653,865	$5,672,241	-	$-	-	$-	$-	$(5,613,378)	$58,863

The accompanying notes are an integral part of the consolidated financial statements.

EASTBRIDGE INVESTMENT GROUP CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(174,954)	$(753,224)
Adjustments to reconcile net loss to net cash
used in operating activities:
Common stock issued for services	584,890	358,525
Loss on the extinguishment of debt	476,961	-
Value of stock received for services	(1,614,082)	-
Changes in operating assets and liabilities:
Advances receivable from related party	23,322	(23,322)
Accounts payables	178,291	93,699
Accrued liabilities	250,761	177,023
Deferred revenue	131,600	203,271
Other current liabilities	53,000	100,000
Net cash (used in) provided by operating activities	(90,211)	155,972

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of line of credit	(45,000)	(36,250)
Advances from affiliate	22,500	38,540
Net cash provided by financing activities	(22,500)	2,290

(DECREASE) INCREASE IN CASH	(112,711)	158,262
CASH, BEGINNING OF PERIOD	162,609	4,347
CASH, END OF PERIOD	$49,898	$162,609

SUPPLEMENTAL CASH FLOW INFORMATION

Interest paid	$9,098	$5,644
Issuance of company stock for accrued liabilities	$75,619	$327,600
Debt extinguished with issuance of company stock	$50,040	$48,500

The accompanying notes are an integral part of these consolidated financial statements.

EASTBRIDGE INVESTMENT GROUP CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

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

EastBridge is one of the very few United States companies solely concentrated in marketing consulting services to the many small to mid-size Asian companies that require financial services to assist them in expanding in their local markets. EastBridge had ten (10) clients as of December 31, 2010 that it is assisting in becoming public companies, reporting pursuant to the Securities Exchange Act of 1934, as amended, in the United States and obtaining listings for their stock on a U.S. stock exchange or over-the-counter market. All clients are located outside the United States.

EastBridge has formed other subsidiaries to facilitate its clients’ entry into the US capital markets and intends to merge these subsidiaries with the operating entities of its clients in the future.  Unless otherwise noted, all such subsidiaries are inactive.

NOTE 2 - GOING CONCERN

As indicated in the accompanying financial statements, the Company has incurred cumulative net operating losses of $5,613,378 since inception. We place no assurance on the on going operations of our new subsidiaries.  So far, most of the working capital has been provided by the Company's management team members. They have done so since EastBridge's inception and have indicated their continued support for EastBridge; however, there is no assurance that additional funds will be advanced. These matters raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

These factors raise substantial doubt about the ability of the Company to continue as a going concern.   Management plans to successfully achieve milestones in the near future with respect to the Company's client engagements which will provide it with some liquidity; however, there is no assurance that the Company will be successful.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  At December 31, 2010 and 2009, respectively, cash and cash equivalents include cash on hand and cash in the bank. At times, cash deposits may exceed government-insured limits.

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

A full valuation allowance has been established against all net deferred tax assets as of December 31, 2010 based on estimates of recoverability.  While the Company has optimistic plans for its business strategy, we determined that such a valuation allowance was necessary given the current and expected near term losses and the uncertainty with respect to our ability to generate sufficient profits from our business model.

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

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-06, “Improving Disclosures about Fair Value Measurements.” ASU No. 2010-06 amends FASB Accounting Standards Codification (“ASC”) 820 and clarifies and provides additional disclosure requirements related to recurring and non-recurring fair value measurements and employers’ disclosures about postretirement benefit plan assets. This ASU is effective for interim and annual reporting periods beginning after December 15, 2009. The adoption of ASU 2010-06 did not have a material impact on the Company’s financial statements.

In January 2010, the FASB issued an amendment to ASC 820, Fair Value Measurements and Disclosure, to require reporting entities to separately disclose the amounts and business rationale for significant transfers in and out of Level 1 and Level 2 fair value measurements and separately present information regarding purchase, sale, issuance, and settlement of Level 3 fair value measures on a gross basis.  This standard, for which the Company is currently assessing the impact, is effective for interim and annual reporting periods beginning after December 15, 2009 with the exception of disclosures regarding the purchase, sale, issuance, and settlement of Level 3 fair value measures which are effective for fiscal years beginning after December 15, 2010.  The adoption of this standard is not expected to have a significant impact on the Company’s consolidated financial statements.

In February 2010, the FASB issued ASU No. 2010-09 “Subsequent Events (ASC Topic 855) “Amendments to Certain Recognition and Disclosure Requirements” (“ASU No. 2010-09”). ASU No. 2010-09 requires an entity that is an SEC filer to evaluate subsequent events through the date that the financial statements are issued and removes the requirement for an SEC filer to disclose a date, in both issued and revised financial statements, through which the filer had evaluated subsequent events. The adoption did not have an impact on the Company’s financial position and results of operations.

In April 2010, the FASB codified the consensus reached in Emerging Issues Task Force Issue No. 08-09, “Milestone Method of Revenue Recognition.” FASB ASU No. 2010-17 provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research and development transactions. FASB ASU No. 2010-17 is effective for fiscal years beginning on or after June 15, 2010, and is effective on a prospective basis for milestones achieved after the adoption date. The Company does not expect this ASU will have a material impact on its financial position or results of operations when it adopts this update on January 1, 2011.

In December 2010, FASB issued Accounting Standards Update (ASU) No. 2010-29, Business Combinations (Topic 805) – Disclosure of Supplementary Pro Forma Information for Business Combinations. If a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. ASU 2010-29 also expands the supplementary pro forma disclosures. ASU 2010-29 is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. ASU 2010-29 will only affect the Company if there are future business combinations.

In October 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Accounting Standards Update 2009-13, Revenue Recognition (Topic 605)—Multiple-Deliverable Revenue Arrangements. FASB Accounting Standards Update 2009-13 addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. Specifically, this guidance amends the criteria in Accounting Standards Codification (“ASC”) Subtopic 605-25, Revenue Recognition-Multiple-Element Arrangements, for separating consideration in multiple-deliverable arrangements. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimates. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. In addition, this guidance significantly expands required disclosures related to a vendor’s multiple-deliverable revenue arrangements. FASB Accounting Standards Update 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The adoption of Accounting Standards Update 2009-13 did not have a material impact on the Company’s results of operations or financial position.

NOTE 4 – OTHER LIABILITIES

Disputed Accounts Payable

At December 31, 2010, the Company carried balances totaling $213,799 owed to various vendors relating to EastBridge’s former business called ATC Technology.  The Company currently considers these balances as in dispute with the vendors and is working on a resolution.

Other Current Liabilities

Other current liabilities at December 31, 2010 and 2009 consisted of $153,000 and $100,000, respectively, from deposits received from individuals and a trust which have agreed to purchase from Eastbridge a fixed number of shares of common stock in one of Eastbridge’s clients that is expected to be earned by Eastbridge as part of a fee arrangement once this client's shares are publicly registered.

In 2010, the Company issued an aggregate of 3.1 million shares in exchange of debt owed.  Interest expensed was approximately $477,000 as the value of the stock at the time of issuance was greater than the estimated value when negotiating the number of shares needed for the outstanding debt.  This was short-term debt and was only outstanding for about a year.

NOTE 5 – LINE OF CREDIT / NOTES PAYABLE

In May 2009, the Company converted the line of credit with Goldwater Bank into a two year promissory note unsecured with a variable interest rate of Wall Street Journal Prime plus 4.0%.  The interest rate cannot be less than 8% which was the rate as of both December 31, 2010 and 2009.  The balance due on this promissory note as of December 31, 2010 and 2009 was $18,750 and $63,750, respectively.

NOTE 6 – LEASES

The Company is leasing office space in Scottsdale, Arizona, under a non-cancelable operating lease agreement, which expires in August 2011.  In 2010, the Company entered into a lease agreement for housing in Beijing.  This lease is intended for the employees of the Company while in Beijing and expires December 2011.  Rent expense for the periods ended December 31, 2010 and 2009 was $80,231 and $31,653, respectively.

As of December 31, 2010, future minimum lease payments due under the foregoing lease agreements are as follows:

Year ending December 31,	Amount
2011	$56,312

$56312

NOTE 7 – RELATED PARTY TRANSACTIONS

The Company reduced the CEO’s accrued compensation by offsetting the unpaid accrued compensation by the cash payments to the CEO of $73,774 during 2009.   As of December 31, 2010 and 2009 the accrued compensation liability to the officers was $421,929 and $190,026, respectively.  In 2009, the Company recorded a payroll tax liability in connection with accrued compensation paid with stock and resulting from this payroll tax liability advances receivable from the CEO and CFO in the amounts of $14,039 and $9,283 were outstanding as of December 31, 2009.  In 2010, the Company reduced the accrued compensation with these advances receivable.

The Company received advances from its CEO, CFO and shareholders during the course of business at a rate of 4.5% interest which is the federal long term interest rate. As of December 31, 2010 and 2009 total combined advances payable to the Company’s CEO, CFO and shareholders were $44,300 and $71,840, respectively.

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

On April 29, 2010, the Company issued 1,244,421 shares of common stock to its two officers. 426,239 common shares were issued at $.13 for a cumulative value of $55,411 to the CEO and 818,182 common shares were issued at $.13 for a cumulative value of $106,364 to the Company’s CFO. The common shares were issued and accepted by the Company’s officers at the closing trading price on the date of issue and were applied against the accrued balance due to the two officers for a portion of unpaid salaries through the date of issuance.

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

NOTE 8 – EQUITY

As of December 31, 2010, EastBridge had 148,653,865 shares of no par common stock issued and outstanding with 300,000,000 shares authorized.

During the year ended December 31, 2010, the Company issued 3,932,205 shares of common stock to consultants for services rendered.  The Company expensed $423,116 in connection with these issuances based on the quoted market prices on the date of issuance.

During the year ended December 31, 2010, the Company issued 1,244,421 shares of common stock to its two officers of which 426,239 shares were issued to the CEO and 818,182 shares were issued to our CFO.  The common shares were issued and accepted by the Company’s officers at the closing trading price of the date of issue of $.13 for a cumulative value of $161,775.  The Company reduced the value of the accrued compensation due to the two officers by $161,775.

During the year ended December 31, 2010, the Company issued 3,100,000 shares of common stock in exchange for debt the Company owed to shareholders.  The Company reduced the debt by $50,040 and recorded interest expense of $476,960 in connection with these issuances based on the quoted market price on the date of issuance.

During the year ended December 31, 2009, the Company issued 1,522,500 shares of common stock to consultants for services rendered.  The Company expensed $29,325 in connection with these issuances based on the quoted market prices on the date of issuance.

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

NOTE 9 – INCOME TAXES

The provision (benefit) for income taxes from continued operations for the years ended December 31, 2010 and 2009, consist of the following:

	December 31, 2010	December 31, 2009
Current:
Federal	$-	$-
State	-	-

Deferred:
Federal	$4,481	$222,708
State	725	36,026
	5,206	258,734
Change in
valuation allowance	(5,206)	(258,734)
Provision for income taxes, net	$-	$-

The difference between income tax expense computed by applying the federal statutory corporate tax rate and actual income tax expense is as follows:

	December 31, 2010	December 31, 2009

Statutory federal income tax rate	34.00%	34.00%
State income taxes and other	5.50%	5.50%

Effective tax rate	39.50%	39.50%

Deferred income taxes result from temporary differences in the recognition of income and expenses for the financial reporting purposes and for tax purposes. The tax effect of these temporary differences representing deferred tax asset and liabilities result principally from the following:

	December 31, 2010	December 31, 2009

Net operating loss carryforward	2,280,179	2,267,000
Valuation allowance	(2,280,179)	(2,267,000)

Deferred income tax asset	-	-

The Company has a net operating loss carry forward of approximately $5,348,000 available to offset future taxable income through 2030.

NOTE 10 – DEFERRED REVENUE

The following table represents the balance of deferred revenue that has not yet been recognized under the Company’s revenue recognition policies:

The following table represents the Deferred Revenue that has not been recognized by the company until the completion of the contractual obligations:

	December 31,	December 31,
	2010	2009

Jinkuizi Science & Technology Company	(45,000)	(45,000)

Alpha Green Energy Company	(112,212)	(75,712)

Kadia	(73,000)	(73,000)

Huang Wei	(9,559)	(9,559)

Arem Pacific	(50,485)

Dwarf Technologies	(44,615)

Deferred Revenue	(334,871)	(203,271)

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Employment Agreements

On June 1, 2005, we entered into an employment agreement with Keith Wong, our President and Chief Executive Officer. The agreement provides for annual compensation in the amount of $240,000, effective June 1, 2005.  Mr. Wong’s agreement contains confidentiality, non-compete, and good faith cooperation covenants. The agreement may not be terminated by either party except with cause on the part of the Company, upon the occurrence of Mr. Wong's death, disability, bankruptcy or incompetency, or with the mutual consent of both parties.

On June 1, 2005, we entered into an employment agreement with Norm Klein, our Chief Financial Officer, Chief Operating Officer and Investor Relations Officer. The agreement provides for annual compensation in the amount of $84,000, effective on June 1, 2005 and was increased to an annual compensation of $180,000, effective January 1, 2007.  Mr. Klein’s agreement contains confidentiality, non-compete and good faith cooperation covenants. The agreement may not be terminated by either party except with cause on the part of the Company, upon the occurrence of Mr. Klein's death, disability, bankruptcy or incompetency, or with the mutual consent of both parties.

NOTE 12 – STOCK BASED COMPENSATION

2009 Stock Option Plan

During the first quarter of 2009, the Company's Board of Directors approved and adopted the 2009 Stock Option Plan  (the "Plan") and designated 10,000,000 of our no par common stock for issuance under the Plan to employees, directors or consultants for EastBridge through either the issuance of shares or stock option grants.  Under the terms of the Plan, stock option grants shall be made with exercise prices not less than 100% of the fair market value of the shares of common stock on the grant date.  During 2009 and 2010, the Company issued approximately 4.5 and 3.2 million shares, respectively, of common stock under the plan.  These grants were not stock options but instead represent fully vested shares at the date of grant.

	Total shares reserved under the plan	Remaining shares available for issuance under the plan
2009 Stock Option Plan	10,000,000	2,290,974

NOTE 13 – SEGMENT INFORMATION

The Company operates only one reporting segment.  Substantially all assets are contained in the United States.  Although the Company’s business is assisting foreign companies with accessing the US capital markets, substantially all revenue generating activities are conducted in the United States.

NOTE 14 – SUBSEQUENT EVENTS

The Company evaluated subsequent events through March 31, 2011 which is the date the financial statements were issued.

As of March 31, 2011, EastBridge had received 2,512,125 shares of Wonder International Education and Investment Group Corporation stock, since Wonder’s SEC Form S-1 registration statement was made effective on January 6, 2011.  EastBridge is in the process of distributing approximately 900,000 shares to its shareholders, business agents and other investors of EastBridge.

* * * * * *

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

We have no reportable events or disagreements with our current or prior auditors.

ITEM 9A.	CONTROLS AND PROCEDURES

Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rules 13a-14(c) and 15d-14(c) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the last day of the fiscal period covered by this report, December 31, 2010. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2010.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Management is required to base its assessment of the effectiveness of our internal control over financial reporting on a suitable, recognized control framework, such as the framework developed by the Committee of Sponsoring Organizations (COSO). The COSO framework, published in Internal Control-Integrated Framework, is known as the COSO Report. Our principal executive officer and our principal financial officer have has chosen the COSO framework on which to base their assessment. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2010, but identified the following significant deficiencies:

Significant Deficiencies –

LACK OF INDEPENDENT BOARD OF DIRECTORS AND AUDIT COMMITTEE

Management is aware that an audit committee composed of independent members along with a qualified audit committee financial expert has not yet been established.  Considering the costs associated with procuring and providing the infrastructure to support an independent audit committee and the limited number of transactions, management has concluded that the risks associated with the lack of an independent audit committee are not justified.  Management will periodically reevaluate this situation.

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

This annual report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to permanent rules of the Securities and Exchange Commission that permit smaller reporting companies to provide only management's report in this annual report on Form 10-K.

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

Changes in Internal Control Over Financial Reporting

During the fiscal quarter ended December 31, 2010, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

Set forth below is information regarding the Company's current directors and executive officers. There are no family relationships between any of our directors or executive officers. The directors are elected annually by shareholders. The executive officers serve at the pleasure of the Board of Directors.  There is no arrangement or understanding between any of the directors or officers of the Company and any other person pursuant to which any director or officer was or is to be selected as a director or officer, and there is no arrangement, plan or understanding as to whether non-management shareholders will exercise their voting rights to continue to elect the current directors to the Company’s Board.  There are also no arrangements, agreements or understandings between non-management shareholders that may directly or indirectly participate in or influence the management of the Company’s affairs.  There are no agreements or understandings for any officer or director to resign at the request of another person, and none of the officers or directors are acting on behalf of, or will act at the direction of, any other person.

Name	Age	Position(s) With the Company	Position Held Since	Director Since/During
Keith Wong	56	President, CEO, and Director	June, 2001	June, 2001
Norm Klein	61	CFO, COO, IRO, and Director	June, 2001	June, 2001

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

Audit Committee

The Company does not have any standing committees at this time and due to its small size does not believe that committees are necessary at this time.  In addition, the Company's Board of Directors has determined that the Company does not have an audit committee financial expert serving on the Board and does not believe one is necessary at this time due to the relative simplicity of the Company's financial transactions. When the Company develops its operations and reaches sufficient size to justify having committees, it plans to create an audit and a compensation committee and to seek an audit committee financial expert for its Board and audit committee, but there is no assurance it will be successful in doing so.

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

We believe that all of EastBridge's executive officers, directors and 10% shareholders have timely complied with their filing requirements during the year ended December 31, 2010, except for one Form 4 filed late by Mr. Wong in 2010 for transactions that occurred in 2009.

Code of Ethics

We have adopted a code of ethics which applies to all our directors, officers and employees and comprises written standards that are reasonably designed to deter wrongdoing and to promote the behavior described in Item 406 of Regulation S-K promulgated by the Securities and Exchange Commission.  A copy of our "Code of Ethics and Business Conduct for Officers, Directors and Employees" was filed with the Securities and Exchange Commission as Exhibit 14.1 to the Registration Statement, filed October 30, 2006.  In the event that we make any amendments to, or grant any waivers of, a provision of our Code of Ethics and Business Conduct for Officers, Directors and Employees that applies to the principal executive officer, principal financial officer or principal accounting officer that requires disclosure under applicable Securities and Exchange Commission rules, we intend to disclose such amendment or waiver and the reasons therefor in a Form 8-K or in our next periodic report.

Changes to Nominating Procedures

There have been no material changes to the procedures by which our shareholders may recommend nominees to the Board of Directors during our last fiscal year.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth for the years ended December 31, 2010 and 2009 compensation awarded to, paid to, or earned by, Keith Wong and Norm Klein (both are directors and officers).  We have no other executive officers.  In 2010, the entire change in compensation due to the CEO and CFO was paid in stock except the $14,039 and $9,283 due from at the end of 2009.  In 2009, the CEO took cash advances in the amount of $73,774 with the remaining change in compensation due paid in stock.  The entire change in compensation due to the CFO was paid in stock.

							Nonqualified
						Non-Equity	Deferred
						Incentive Plan	Compensation	All Other
Name and		Salary	Bonus	Stock Award	Option Award	Compensation	Earnings	Compensation	Total
Principal Position	Year	($)	($)	($)	($)	($)	($)	($)	($)
Keith Wong	2010	240,000							240,000
	2009	240,000						0	240,000
Norm Klein	2010	180,000							180,000
	2009	180,000						0	180,000

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

2010 DIRECTOR COMPENSATION TABLE

Change
in Pension
	Fees				Value and
	Earned			Non-Equity	Nonqualified
	or			Incentive	Deferred
	Paid in	Stock	Option	Plan	Compensation	All Other
	Cash	Award	Award	Compensation	Earnings	Compensation	Total
Name	($)	($)	($)	($)	($)	($)	($)
Keith Wong	-	-	-	-	-	-	-
Norm Klein	-	-	-	-	-	-	-

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

The following table lists stock ownership of our common stock as of March 22, 2011. The information includes beneficial ownership by (i) holders of more than 5% of our common stock, (ii) each of our directors and executive officers and (iii) all of our directors and executive officers as a group. Except as noted below, to our knowledge, each person named in the table has sole voting and investment power with respect to all shares of our common stock beneficially owned by them.  As of March 22, 2011, the Company had 150,781,416 shares of common stock and no shares of preferred stock outstanding.  Except as otherwise indicated below, the address for each listed beneficial owner is c/o EastBridge Investment Group Corporation, 8040 E. Morgan Trail, Unit 18, Scottsdale, Arizona 85258.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership	Percent of Class
Named Executive Officers
Keith Wong	Common stock	49,568,039	33%
Norm Klein	Common stock	12,219,462	8%
All Officers and Directors As a Group (2 persons)	Common stock	61,787,501	41%
———————

Changes in Control

We are not aware of any arrangements that may result in a change in control of the Company.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The Company reduced the CEO’s and CFO’s accrued compensation by offsetting the unpaid accrued compensation by the cash payments to the CEO of $14,039 and $73,774 and to the CFO of $9,283 and $0, during the years ended December 31, 2010 and 2009, respectively.  As of December 31, 2009 and 2008 the accrued compensation liability to the officers were $421,929 and $190,026, respectively.  In 2009, the Company recorded a payroll tax liability in connection with accrued compensation paid with stock.  Resulting from this payroll tax liability an advance receivable from the CEO and CFO in the amounts of $14,039 and $9,283 are outstanding as of December 31, 2009.  In 2010 no such liability existed.

The Company received advances from its CEO and CFO during the course of business at a rate of 4.5% interest which is the federal long term interest rate. As of December 31, 2010 and 2009 advances payable to the Company’s CEO were $6,600 and $0, respectively.  As of December 31, 2010 and 2009 advances payable to the Company’s CFO were $21,800 and $21,800, respectively.

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

In the second quarter of 2010, the Company issued 1,244,421 shares of common stock to its two officers. In total, 426,239 common shares were issued at $.13 for a cumulative value of $55,411 to the CEO and 818,182 common shares were issued at $.13 for a cumulative value of $106,364 to the Company’s CFO. The common shares were issued and accepted by the Company’s officers at the closing trading price on the date of issue and were applied against the accrued balance due to the two officers for a portion of unpaid salaries through the date of issuance.

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

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company paid or accrued the following fees in each of the prior two fiscal years to its principal accountant, Taravan, Askelson & Company, LLP,:

	Year ended	Year ended
	December 31	December 31,
	2010	2009

1. Audit fees	$34,930	$70,428
2. Audit-related fees	0	0
3. Tax fees	0	0
4. All other fees	0	19,000

Totals	$34,930	$89,428

Audit fees include fees for the audit of our annual financial statements, reviews of our quarterly financial statements, and related consents for documents filed with the SEC.  All other fees include fees for auditing of listing agreement clients as required by the SEC for listing.

As part of its responsibility for oversight of the independent registered public accountants, the Board has established a pre-approval policy for engaging audit and permitted non-audit services provided by our independent registered public accountants.  In accordance with this policy, each type of audit, audit-related, tax and other permitted service to be provided by the independent auditors is specifically described and each such service, together with a fee level or budgeted amount for such service, is pre-approved by the Board.  All of the services provided by our independent registered public accountants described above were approved by our Board.

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

Based on the review and discussions referred to above, the Board approved the inclusion of the audited consolidated financial statements be included in the Company's Annual Report on Form 10-K for its 2010 fiscal year for filing with the SEC.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Exhibits

Exhibit Number	Description
2.1	Plan of reorganization and exchange agreement1
3.1	Articles of incorporation of EastBridge Investment Group Corporation1
3.1.2	Articles of incorporation of EastBridge Investment Group Corporation, as amended1
3.2	Corporate bylaws for EastBridge Investment Group Corporation1
4.1	Form of stock lock-up agreement1
4.2	2007 Stock Incentive Plan, dated June 14, 20073
4.3	2008 Employees and Consultants Stock Option Plan, dated August 20, 20088
4.4	2009 Stock Option Plan10
10.1	Consulting Employment Agreement between EastBridge Investment Group Corporation and Keith Wong dated June 1, 20051
10.2	Consulting Employment Agreement between EastBridge Investment Group Corporation and Norm Klein dated June 1, 20051
10.3	Translated Listing Agreement signed with Amonics Limited (signed on 11-23-2006)2
10.4	Translated Listing Agreement signed with Tianjin Hui Hong Heavy Steel Construction Co., Ltd (signed on 12-03-2006)2
10.5	Translated Listing Agreement signed with NingGuo Shunchang Machinery Co., Ltd (signed on 01-06-2007)2
10.6	Translated Listing Agreement with Hefe Ginko Real Estate Company, Ltd. (signed on 07-24-2007) 4
10.7	Share Exchange Agreement with AREM Wine Pty, Ltd. (signed on 09-21-2007) 5
10.8	Listing and Consultant Agreement with AREM Wine Pty, Ltd. (signed 09-27-2007) 6
10.9	Translated Listing Agreement with Beijing Zhong Zhe Huang Holding Company, Ltd. (signed on 10-04-2007) 7
10.10	Translated Listing Agreement with Qinhuangdao Huangwei Pharmaceutical Company Limited (signed on 12-29-2007) 12
10.11	Translated US Listing Agreement with Anhui Wenda Educational & Investment Management Corporation (signed on 04-12-2008)12
10.12	Stock Purchase Agreement with Ji-Bo Pipes & Valves Company, dated September 21, 20089
10.13	Stock Purchase Agreement with Aoxing Corporation, dated September 21, 20089
10.14	Translated US Listing Agreement with Foshan Jinkuizi Technology Limited Company (signed on 09-22-2008) 12
10.15	Letter Agreement with Alpha Green Energy Limited (signed on 02-18-2009) 12
10.16	Listing Agreement with AREM Pacific Corporation (signed on 04-30-2009) 12
10.17	Change in Terms Agreement between EastBridge Investment Group Corporation and Goldwater Bank, N.A. dated May 6, 2009 12.
10.18	Translated Listing Agreement with SuZhou KaiDa Road Pavement Construction Company Limited (signed on 11-03-2009) 12
10.19	Translated Listing Agreement with Long Whole Enterprises, Ltd. (signed on 11-28-2009) 12
10.20	Translated Listing Agreement with Beijing Tsingda Century Education Investment and Consultancy Limited (signed on 12-24-2009) 12
10.21	Translated Listing Agreement with StrayArrow International Limited (dated 4-11-2010) 13
10.22	Letter Agreement with Compass Acquisition Corporation (dated 5-17-2010), filed herewith.
10.23	Translated Listing Agreement with Hangzhou Dwarf Technology Ltd. (dated 9-26-2010) 14
10.24	Bridge Capital Raise Agreement with FIZZA, LLC, dated December 1, 2010 (confidential treatment requested for redacted portions) 15
14.1	Code of Ethics for EastBridge Investment Group Corporation1
16.1	Letter of Jewett, Schwartz, Wolfe & Associates11
21.1	Subsidiaries of the Company, 12
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer, filed herewith.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer, filed herewith.
32	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
99.1	Articles of Amendment for Name Change for EastBridge Investment Group Corporation1
———————

1.	Incorporated by reference filed with the Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on October 30, 2006 (File No. 000-52282)

2.	Incorporated by reference filed with the Registration Statement on Form 10-SB/A filed with the Securities and Exchange Commission on February 27, 2007 (File No. 000-52282)

3.	Incorporated by reference filed with the Registration Statement on Form S-8 filed with the Securities and Exchange Commission on June 19, 2007 (File No. 333-143878)

4.	Incorporated by reference filed with the Form 8-K filed with the Securities and Exchange Commission on July 20, 2007 (File No. 000-52282)

5.	Incorporated by reference filed with the Form 8-K filed with the Securities and Exchange Commission on September 25, 2007 (File No. 000-52282)

6.	Incorporated by reference filed with the Form 8-K filed with the Securities and Exchange Commission on October 1, 2007 (File No. 000-52282)

7.	Incorporated by reference filed with the Form 8-K filed with the Securities and Exchange Commission on October 9, 2007 (File No. 000-52282)

8.	Incorporated by reference filed with the Registration Statement on Form S-8 filed with the Securities and Exchange Commission on August 22, 2008 (File No. 333-153129)

9.	Incorporated by reference filed with the Form 8-K filed with the Securities and Exchange Commission on October 22, 2008 (File No. 000-52282)

10.	Incorporated by reference filed with the Registration Statement on Form S-8 filed with the Securities and Exchange Commission on April 15, 2009 (File No. 333-158583)

11.	Incorporated by reference filed with the Form 8-K/A filed with the Securities and Exchange Commission on May 18, 2009 (File No. 000-52282)

12.	Incorporated by reference filed with the Form 10-K filed with the Securities and Exchange Commission on April 15, 2010 (File No. 000-52282)

13.	Incorporated by reference filed with the Form 8-K filed with the Securities and Exchange Commission on July 14, 2010 (File No. 000-52282)

14.	Incorporated by reference filed with the Form 8-K filed with the Securities and Exchange Commission on November 12, 2010 (File No. 000-52282

15.	15. Incorporated by reference filed with the Form 8-K filed with the Securities and Exchange Commission on December 7, 2010 (File No. 000-52282)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Registrant	EastBridge Investment Group Corporation

Date: April 13, 2011	By:	/s/ Keith Wong
Keith Wong
Chairman, Chief Executive Officer (Principal Executive Officer)

Date: April 13, 2011	By:	/s/ Norm Klein
Norm Klein
Principal Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 13, 2011	By:	/s/ Keith Wong
Keith Wong
Chairman, Chief Executive Officer

Date: April 13, 2011	By:	/s/ Norm Klein
Norm Klein
Director, Principal Financial Officer and Principal Accounting Officer