Form 10-Q
period 2011-03-31
EastBridge Investment Group Corp
filed 2011-05-16
CIK 1378624

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Large accelerated filer	☐	Accelerated filer	☐
Non–Accelerated filer	☐	Smaller Reporting Company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act).  Yes ☐   No☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 12, 2011
Common stock, no par value	150,946,416

EastBridge Investment Group Corporation

PART I – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

EASTBRIDGE INVESTMENT GROUP CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2011	2010
	(unaudited)

Assets
Cash	$40,343	$49,898
Total current assets	40,343	49,898

Investments	1,762,588	1,614,082
Total assets	$1,802,931	$1,663,980

Liabilities and Stockholders' Deficit
Liabilities:
Accounts payable	286,307	298,278
Disputed accounts payable	213,799	213,799
Accrued expenses	536,635	542,119
Line of credit	7,500	18,750
Deferred revenue	334,871	334,871
Advances payable to related party	158,700	44,300
Other current liabilities	143,000	153,000
Total current liabilities	1,680,812	1,605,117

Total liabilities	1,680,812	1,605,117

Commitments and contingencies

Stockholders' equity:
Preferred stock series A, no par value, 50,000,000 shares
authorized; none issued and outstanding
as of March 31, 2011 and December 31, 2010, respectively	-	-

Preferred stock series B, no par value, 50,000,000 shares
authorized; none issued and outstanding
as of March 31, 2011 and December 31, 2010, respectively	-	-

Common stock, no par value, 300,000,000 shares authorized;
150,781,416 and 148,653,865 issued and outstanding
as of March 31, 2011 and December 31, 2010, respectively	5,915,272	5,672,241

Accumulated deficit	(5,941,659)	(5,613,378)
Accumulated other comprehensive income	148,506	-
Total stockholders' equity	122,119	58,863

Total liabilities and stockholders' equity	$1,802,931	$1,663,980

The accompanying notes are an integral part of these condensed consolidated financial statements.

EASTBRIDGE INVESTMENT GROUP CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

	Three Months Ended
	March 31,
	2011	2010

Revenues	$-	$-

Cost of services	-	-

Gross profit	-	-

Operating expenses:
General and administrative	311,322	469,954
Selling and marketing	12,867	40,284
Total operating expenses	324,189	510,238
Operating loss	(324,189)	(510,238)

Other income (expense):
Interest expense	3,997	479,237
Other expense	95	-
Total other (income) expense	4,092	479,237

Loss before taxes	$(328,281)	$(989,475)

Income tax provision	-	-

Net loss	$(328,281)	$(989,475)

Other comprehensive income:
Unrecognized gain on investments	148,506	-
Total other comprehensive income	148,506	-

Comprehensive net loss	$(179,775)	$(989,475)

Earnings per share:
Basic and diluted:	$(0.00)	$(0.01)

Weighted average common shares outstanding:
Basic and diluted:	150,097,675	141,828,925

The accompanying notes are an integral part of these condensed consolidated financial statements.

EASTBRIDGE INVESTMENT GROUP CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(328,281)	$(989,475)
Adjustments to reconcile net loss to net cash
used in operating activities:
Common stock issued for services	243,031	294,161
Changes in operating assets and liabilities:
Accounts payables	(11,971)	20,047
Accrued liabilities	(5,484)	69,370
Deferred revenue	-	49,960
Other current liabilities	(10,000)	-
Net cash used in operating activities	(112,705)	(555,937)

CASH FLOWS FROM FINANCING ACTIVITIES:
Stock issued from payment of debt	-	527,000
Repayment of line of credit	(11,250)	(11,250)
Repayment of advances from affiliate	-	(50,040)
Advances from affiliate	114,400	38,000
Net cash provided by financing activities	103,150	503,710

(DECREASE) INCREASE IN CASH	(9,555)	(52,227)
CASH, BEGINNING OF PERIOD	49,898	162,609
CASH, END OF PERIOD	$40,343	$110,382

SUPPLEMENTAL CASH FLOW INFORMATION

Interest paid	$1,790	$2,277
Issuance of company stock for accrued liabilities	-	71,840
Debt extinguished with issuance of company stock	$-	$50,040

The accompanying notes are an integral part of these condensed consolidated financial statements.

EASTBRIDGE INVESTMENT GROUP CORPORATION
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
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

In 2005, EastBridge decided to exit the mobile video game market and dedicate its activities to providing consulting services in Asia.  EastBridge is one of a small group of United States companies solely concentrated in marketing consulting services to closely held small to mid-size Asian companies that require these services for expansion. EastBridge had eleven clients as of the date of this filing, that it is assisting in becoming public companies, reporting pursuant to the Securities Exchange Act of 1934, as amended, in the United States and obtaining listings for their stock on a U.S. stock exchange or over-the-counter market.  All clients are located in Asia-Pacifica.

EastBridge has formed three subsidiaries which have been consolidated with EastBridge from the date of formation as further described below.  These subsidiaries are inactive.

NOTE 2 BASIS OF PRESENTATION

The accompanying condensed consolidated balance sheet as of December 31, 2010, which has been derived from audited consolidated financial statements, and the accompanying unaudited condensed consolidated financial statements as of March 31, 2011 and for the three months ended March 31, 2011 and March 31, 2010, have been prepared in accordance with generally accepted accounting principles for interim financial information.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for audited financial statements. In the opinion of the Company’s management, the interim information includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods.  The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results to be expected for the year ending December 31, 2011.  The footnote disclosures related to the interim financial information included herein are also unaudited.  Such financial information should be read in conjunction with the consolidated financial statements and related notes thereto as of December 31, 2010 and for the year then ended included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

NOTE 3 – GOING CONCERN

As indicated in the accompanying financial statements, the Company has incurred cumulative net operating losses of $5,941,659 since inception. We place no assurance on the on going operations of our subsidiaries, which were all inactive as of March 31, 2011.  So far, most of the working capital has been provided by the Company's management team members. They have done so since EastBridge's inception and have indicated their continued support for EastBridge; however, there is no assurance that additional funds will be advanced. These matters raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  At March 31, 2011 and December 31, 2010, respectively, cash and cash equivalents include cash on hand and cash in the bank. At times, cash deposits may exceed government-insured limits.

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

A full valuation allowance has been established against all net deferred tax assets as of March 31, 2011 based on estimates of recoverability.  While the Company has optimistic plans for its business strategy, we determined that such a valuation allowance was necessary given the current and expected near term losses and the uncertainty with respect to our ability to generate sufficient profits from our business model.

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

Investments

Marketable securities held by the Company are held for an indefinite period of time and thus are classified as available-for-sale securities. Realized investment gains and losses are included in the statement of operations, as are provisions for other than temporary declines in the market value of available for-sale securities. Unrealized gains and unrealized losses deemed to be temporary are excluded from earnings (losses), net of applicable taxes, as a component of other comprehensive income (loss). Factors considered in judging whether an impairment is other than temporary include the financial condition, business prospects and creditworthiness of the issuer, the length of time that fair value has been less than cost, the relative amount of decline, and the Company’s ability and intent to hold the investment until the fair value recovers.

Non-marketable securities are carried at cost.  In cases where the Company receives non-marketable securities in exchange for services, the cost is estimated to be the fair value of the services rendered or the securities received, whichever is more readily determinable.

Fair Value

 Fair value is the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As required by the Fair Value Measurements and Disclosures Topic of the FASB ASC (“ASC 820-10”), fair value is measured based on a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. When determining fair value, the Company considers the principal or most advantageous market in which it would transact, and it considers assumptions that market participants would use when pricing the asset or liability.

The three levels of inputs that may be used to measure fair value are as follows:

 Level 1. Quoted prices in active markets for identical assets or liabilities.

 Level 2. Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets with insufficient volume or infrequent transactions (less active markets), inputs that are other than quoted prices that are observable for the asset or liability or market corroborated inputs.

Level 3. Unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of assets or liabilities, which may include internal data or valuation data received from the security issuer.

The Company uses Level 1 inputs in determining its fair value of marketable equity securities and Level 3 inputs in determining the fair value of non-marketable equity securities.  See Note 5.

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

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”). A majority of this update was effective for the Company for all interim and annual reporting periods beginning after December 15, 2009.  However, the guidance also required that the disclosures on any Level 3 assets present separately information about purchases, sales, issuances and settlements.  This portion of the guidance is effective for fiscal years beginning after December 15, 2010, and is effective for us on October 1, 2011.  We do not believe that the full adoption of ASU 2010-06, with respect to the Level 3 measurements, will have a material impact on our fair value measurement disclosures.

NOTE 5  – INVESTMENTS

Marketable Equity Securities

Marketable equity securities consist of shares in Alpha Lujo, Inc. received by the Company for services rendered.  The following is a summary of available-for-sale marketable securities as of March 31, 2011:

	Cost	Unrealized Gain	Unrealized (Losses)	Market or Fair Value
Equity Securities	$137,082	$148,506	$-	$285,588
Total	$137,082	$148,506	$-	$285,588

There were no available-for-sale marketable securities held by the Company at December 31, 2010.

The following is a summary of the net unrealized gains and losses as presented in Other Comprehensive Income as of March 31, 2011:

		Unrealized	Unrealized	Other
	Unrealized	(Losses)	(Losses)	Comprehensive
Description	Gains	Short Term	Long Term	Income (Loss)
Equity Securities	$148,506	$-	$-	$148,506
Total	$148,506	$-	$-	$148,506

The Company held no available-for-sale marketable securities during the three months ended March 31, 2010.

The Company did not sell any such securities during the three months ended March 31, 2011.

Non-marketable Equity Securities

Non-marketable equity securities consist of shares of Tsingda eEDU Corp. received by the Company for services rendered during 2010.  These shares are carried at a cost of $1,477,000 which was estimated to be the value of the securities at the date of receipt.

NOTE 6 – OTHER LIABILITIES

Disputed Accounts Payable

At March 31, 2011, the Company carried balances totaling $213,799 owed to various vendors relating to EastBridge’s former business called ATC Technology.  The Company currently considers these balances as in dispute with the vendors and is working on a resolution.

Other Current Liabilities

Other current liabilities at March 31, 2011 consisted of a $143,000 deposit received from a combination of individuals and a trust, which all have agreed to purchase from EastBridge a fixed number of shares of common stock in one of EastBridge’s clients. This $143,000 will be earned by EastBridge as part of a fee arrangement once the clients’ shares are publicly registered or otherwise released to EastBridge as permitted under EastBridge's agreement with the client.

NOTE 7 – LINE OF CREDIT / NOTES PAYABLE

In May 2009, the Company converted its line of credit with Goldwater Bank into a two year unsecured promissory note with a variable interest rate of Wall Street Journal Prime plus 4.0%.  The interest rate cannot be less than 8% which was the rate as of March 31, 2011.  The balance of this promissory note as of March 31, 2011 and December 31, 2010 was $7,500 and $18,750, respectively.

NOTE 8 – LEASES

The Company is leasing office space in Scottsdale, Arizona, under a non-cancelable operating lease agreement, which expires in August 2011.  In 2010, the Company entered into a lease agreement for housing in Beijing with a family member of an officer.  This lease is intended for the employees of the Company while in Beijing and expires December 2011.  Rent expense for the periods ended March 31, 2011 and 2010 was $24,902 and $7,514, respectively.

As of March 31, 2011, future minimum lease payments due under the foregoing lease agreement are as follows:

Future Payments	Amount
Year ending December 31, 2011	41,570
$41,570

NOTE 9 – RELATED PARTY TRANSACTIONS

The Company received advances from its two officers and a shareholder during the course of business at a rate of 4.5% interest which is the federal long term interest rate. As of March 31, 2011 and 2010 advances payable to the Company’s two officers and this shareholder were $158,700 and $59,800, respectively.  As of March 31, 2011 and 2010 the accrued compensation liability to the officers was $526,929 and $292,026, respectively.

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

In 2010, the Company entered into a lease agreement with the spouse of the Company’s CEO for housing in Beijing.  This lease is intended for the employees of the Company while in Beijing and expires December 2011.  Per the lease agreement the rent is to be paid in shares of the Company’s stock.  For the three months ended March 31, 2011 and 2010, the expense of this lease included in the rent expense in Note 8 was $12,750 and $0, respectively.

NOTE 10 – EQUITY

As of March 31, 2011, EastBridge had 150,781,416 shares of no par common stock issued and outstanding with 300,000,000 common shares authorized.

During the three months ended March 31, 2011, the Company issued 1,156,122 shares of common stock to consultants for services rendered.  The Company expensed $136,173 in connection with these issuances based on the quoted market prices on the dates of issuance.

During the three months ended March 31, 2011, the Company issued 971,429 shares of common stock to the CEO’s spouse per the lease agreement described in Note 9.  The Company expensed $106,857 in connection with these issuances based on the quoted market prices on the dates of issuance.

During the three months ended March 31, 2010, the Company issued 2,386,015 shares of common stock to consultants for services rendered.  The Company expensed $294,161 in connection with these issuances based on the quoted market prices on the dates of grant.

During the three months ended March 31, 2010, the Company issued 3,100,000 shares of common stock to individuals in exchange for the $50,040 of debt owed by the Company.  The Company expensed $476,961 in connection with these issuances based on the quoted market prices on the date of grant.

NOTE 11 – DEFERRED REVENUE

The following table represents the balance of deferred revenue that has not yet been recognized under the Company’s revenue recognition policies:

	March 31,	March 31,
	2011	2010

Jinkuizi Science & Technology Company	(45,000)	(45,000)

Alpha Green Energy Company	(112,212)	(75,712)

Kaida Road Construction Company	(73,000)	(73,000)

Huang Wei Pharmaceutical Company	(9,559)	(9,559)

Tsingda Education Company	-	(49,960)

AREM Pacific Corporation	(50,485)	-

Dwarf Technologies	(44,615)	-

Deferred Revenue	(334,871)	(253,231)

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

NOTE 13 – STOCK BASED COMPENSATION

2009 Stock Option Plan

During the first quarter of 2009, the Company's Board of Directors approved and adopted the 2009 Stock Option Plan (the "Plan") and designated 10,000,000 of our no par common stock for issuance under the Plan to employees, directors or consultants for EastBridge through either the issuance of shares or stock option grants.  Under the terms of the Plan, stock option grants shall be made with exercise prices not less than 100% of the fair market value of the shares of Common Stock on the grant date.  Since adoption, the Company issued an aggregate of approximately 8.4 million shares of Common Stock under the plan.  These grants were not stock options but instead represent fully vested shares at the date of grant.

	Total shares reserved under the plan	Remaining shares available for issuance under the plan
2009 Stock Option Plan	10,000,000	1,584,852

NOTE 14 – SEGMENT INFORMATION

The Company operates only one reporting segment.  Substantially all assets are contained in the United States.  Although the Company’s business is providing consulting services to foreign companies seeking access to the U.S. capital markets, substantially all revenue generating activities are conducted in the United States.

NOTE 15 – SUBSEQUENT EVENTS

On April 12, 2011, the Company entered into a Listing Agreement with China Golden Eagle Automobile Sales Co., Ltd (“Golden Eagle”) a China registered company. Pursuant to the Listing Agreement, the Company has agreed to provide consulting services to Golden Eagle to assist Golden Eagle with obtaining a listing for its stock and the stock of a to-be-formed subsidiary on a U.S. stock exchange or over-the-counter market. The Listing Agreement may be terminated upon 30 days notice by Golden Eagle that it does not wish to proceed with seeking a listing for its and its subsidiary's stock. Golden Eagle has agreed to make a cash payment to the Company and issue equity in its to-be-formed subsidiary as compensation for the Company’s consulting services.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this Quarterly Report on Form 10-Q, “Company,” "EastBridge," “our company,” “us,” and “our” refer to EastBridge Investment Group Corporation and its subsidiaries unless the context requires otherwise.

The Company's Form 10-K, this and any other Form 10-Q or any Form 8-K of the Company or any other written or oral statements made by or on behalf of the Company may contain forward-looking statements which reflect the Company's current views with respect to future events and financial performance. The words "believe," "expect," "anticipate," "intends," "estimate," "forecast," "project," and similar expressions identify forward-looking statements.  All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new products, services, developments or industry rankings; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing.  Such "forward-looking statements" are subject to risks and uncertainties set forth from time to time in the Company's SEC reports and include, among others, the Risk Factors set forth under Item 1A below and in the Company's Form 10-K for its fiscal year ended December 31, 2010.

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

As of March 31, 2011, EastBridge was providing consulting services to eleven clients to assist them with the auditing and legal processes to become public companies in the United States and become listed on a U.S. stock exchange.  To learn more about our clients, review the Company’s Form 10-K (filed with the SEC on April 14, 2011) and the subsequent Form 8-K (files with the SEC on May 16, 2011).

EastBridge has formed three subsidiaries which have been consolidated with EastBridge from the date of formation.  These subsidiaries are inactive.

Results of Operations

Revenues

Three Months Ended March 31,	Revenues	Change from Prior Year	Percent Change from Prior Year

2011	$-	$-	0.0%
2010	$-

The Company did not have any recordable revenue in the three months ending March 31, 2011 or 2010.

General and Administrative Expenses

Three Months Ended March 31,	General & Administrative Expenses	Change from Prior Year	Percent Change from Prior Year

2011	$311,322	$(158,632)	(33.8)%
2010	$469,954

General and administrative expenses decreased in the three months ending March 31, 2011 as compared to the three months ending March 31, 2010 due to the following:  a decrease in consulting, legal and accounting services of approximately $194,000, partially offset by increases in rent and other expenses of approximately $35,000.

Sales and Marketing Expenses

Three Months Ended March 31,	Sales & Marketing Expenses	Change from Prior Year	Percent Change from Prior Year

2011	$12,867	$(27,417)	(68.1)%
2010	$40,284

Sales and marketing expenses decreased in the three months ended March 31, 2011 as compared to the three months ended March 31, 2010 due to decreased travel of approximately $29,000, partially offset by increased other marketing related expenses of approximately $2,000.

Operating Loss

Three Months Ended March 31,	Operating Loss	Change from Prior Year	Percent Change from Prior Year

2011	$(324,189)	$186,049	(36.5)%
2010	$(510,238)

The decrease in our operating loss for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010 is primarily due to the decreases in general and administrative expenses and sales & marketing expenses, each of which is described above.

Total Other Income (Expense)

Three Months Ended March 31,	Total Other Income (Expense)	Change from Prior Year	Percent Change from Prior Year

2011	$(4,092)	$475,145	(99.1)%
2010	$(479,237)

In the three months ended March 31, 2011, we incurred additional interest expense of approximately $800 as compared to the three months ended March 31, 2010, due to credit card interest charges.  In the three months ended March 31, 2010, we incurred extinguishment of debt expense of approximately $476,000.

Income Tax Provision (Benefit)

Three Months Ended March 31,	Income Tax Provision (Benefit)	Change from Prior Year	Percent Change from Prior Year

2011	$-	$-	0.0%
2010	$-

While we have optimistic plans for our business strategy, we determined that a valuation allowance was necessary given the current and expected near term losses and the uncertainty with respect to our ability to generate sufficient profits from our business model.  Therefore, we established a valuation allowance for all deferred tax assets.

Net Loss

Three Months Ended March 31,	Net Loss	Change from Prior Year	Percent Change from Prior Year

2011	$(328,281)	$661,194	(66.8)%
2010	$(989,475)

Changes in net loss are primarily attributable to changes in operating loss and other income (expense), each of which is described above.

Comprehensive Net Loss

Three Months Ended March 31,	Comprehensive Net Loss	Change from Prior Year	Percent Change from Prior Year

2011	$(179,775)	$809,700	(81.8)%
2010	$(989,475)

For the three months ended March 31, 2011, we recorded an unrecognized gain on investments of approximately $149,000.  For the three months ended March 31, 2010, we did not have such investments.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $112,705 and $555,937 for the three months ended March 31, 2011 and 2010, respectively.  The decrease is mainly attributable to the decrease in our net loss and offset by the increases in stock issued for services of approximately $51,000, while changes in working capital and other current assets caused increases.

Our primary source of cash inflows has historically been from listing agreement customers.  In late 2009 and in 2010, we received advance payments for shares of client companies whose listings are expected to be completed in 2011 and 2012.  As of March 31, 2011 and 2010, no single customer accounted for greater than 10% of accounts receivable as part of the agreements require deposits in advance rather than billing after the fact.

Cash provided by (used in) financing activities was $103,150 and $503,710 for the three months ended March 31, 2011 and 2010, respectively. During the three months ended March 31, 2011, we made repayments of $11,250 on our line of credit, offset by $114,400 of amounts advanced from affiliates.  During the three months ended March 31, 2010, we benefited from the payment of debt with common stock.

We had working capital of $(1,640,469) as of March 31, 2011 compared to $(1,555,219) as of December 31, 2010.  Our cash position decreased to $40,343 at March 31, 2011 compared to $49,898 at December 31, 2010, as we had a decrease in cash flows from operations, offset by cash provided by investing activities.

Our monthly cash requirement amount is approximately $15,000, and as of March 31, 2011, cash on hand would fund operations for approximately two months.  For the three months ended March 31, 2011, we have increased deferred revenue by approximately $82,000 as compared to the three months ended March 31, 2010, as a result of cash deposits on listing agreements.

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

b) Changes in Internal Control over Financial Reporting.

During the quarter ended March 31, 2011, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A - RISK FACTORS

There have been no material changes for the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2011, the Company issued 450,000 restricted shares of common stock to a consultant for services rendered, issued at $.13 per share (the trading value of the stock on the date of issuance) and 971,429 restricted shares of common stock to the spouse of our CEO for rent, issued at $.11 per share (the trading value of the stock on the date of issuance).  We have issued the above securities not registered under the Securities Act by reason of the exemption afforded under Section 4(2) of the Securities Act of 1933, within the last quarter. No underwriting discounts or commissions were paid with respect to any of the transactions.

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

EastBridge Investment Group Corporation.

Dated - May 13, 2011	By:	/s/ Keith Wong
Keith Wong,
Chief Executive Officer
(Principal Executive Officer)
By:	/s/ Norman Klein
Norman Klein
Chief Financial Officer
(Principal Financial and Accounting Officer)