Form 10-Q
period 2011-06-30
EastBridge Investment Group Corp
filed 2011-08-15
CIK 1378624

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Large accelerated filer	☐	Accelerated filer	☐	Non–Accelerated filer	☐	Smaller Reporting Company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act).  Yes ☐    No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 5, 2011
Common stock, no par value	152,111,978

EastBridge Investment Group Corporation

PART I – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

EASTBRIDGE INVESTMENT GROUP CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2011	2010
	(unaudited)

Assets
Cash	$34,114	$49,898
Other current assets	25,500	-
Total current assets	59,614	49,898

Investments	1,659,776	1,614,082
Total assets	$1,719,390	$1,663,980

Liabilities and Stockholders' Deficit
Liabilities:
Accounts payable	308,336	298,278
Disputed accounts payable	208,350	213,799
Accrued expenses	774,940	542,119
Line of credit	-	18,750
Deferred revenue	334,871	334,871
Advances payable to related party	187,645	44,300
Other current liabilities	143,000	153,000
Total current liabilities	1,957,142	1,605,117

Total liabilities	1,957,142	1,605,117

Commitments and contingencies

Stockholders' equity:
Preferred stock series A, no par value, 50,000,000 shares
authorized; none issued and outstanding
as of June 30, 2011 and December 31, 2010, respectively	-	-

Preferred stock series B, no par value, 50,000,000 shares
authorized; none issued and outstanding
as of June 30, 2011 and December 31, 2010, respectively	-	-

Common stock, no par value, 300,000,000 shares authorized;
151,866,523 and 148,653,865 issued and outstanding
as of June 30, 2011 and December 31, 2010, respectively	5,999,395	5,672,241

Accumulated deficit	(6,282,841)	(5,613,378)
Accumulated other comprehensive income	45,694	-
Total stockholders' equity	(237,752)	58,863

Total liabilities and stockholders' equity	$1,719,390	$1,663,980

The accompanying notes are an integral part of these condensed consolidated financial statements.

EASTBRIDGE INVESTMENT GROUP CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Revenues	$28,000	$-	$28,000	$-

Cost of services	-	-	-	-

Gross profit	28,000	-	28,000	-

Operating expenses:
General and administrative	318,347	335,059	629,669	805,016
Selling and marketing	48,785	32,383	61,652	72,668
Total operating expenses	367,132	367,442	691,321	877,684
Operating loss	(339,132)	(367,442)	(663,321)	(877,684)

Other income (expense):
Interest expense	2,050	2,330	6,047	4,606
Loss on extinguishment of debt	-	-	-	476,961
Other expense	-	-	95	-
Total other (income) expense	2,050	2,330	6,142	481,567

Loss before taxes	(341,182)	(369,772)	(669,463)	(1,359,251)

Income tax provision	-	-	-	-

Net loss	$(341,182)	$(369,772)	$(669,463)	$(1,359,251)

Other comprehensive income:
Unrecognized gain on investments	(102,812)	-	45,694	-
Comprehensive net loss	$(443,994)	$(369,772)	$(623,769)	$(1,359,251)

Earnings per share:
Basic and diluted:	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average common shares outstanding:
Basic and diluted:	151,152,249	146,897,010	150,627,875	144,376,968

The accompanying notes are an integral part of these condensed consolidated financial statements.

EASTBRIDGE INVESTMENT GROUP CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(669,463)	$(1,359,251)
Adjustments to reconcile net loss to net cash
used in operating activities:
Common stock issued for services	327,154	539,791
Loss on the extinguishment of debt	-	476,960
Changes in operating assets and liabilities:
Advances receivable from related party	-	23,322
Other current assets	(25,500)	-
Accounts payables	10,058	89,809
Accrued liabilities	227,372	1,397
Deferred revenue	-	107,960
Other current liabilities	(10,000)	-
Net cash used in operating activities	(140,379)	(120,012)

CASH FLOWS FROM FINANCING ACTIVITIES:
Stock issued from payment of debt	-	-
Repayment of line of credit	(18,750)	(22,500)
Advances from affiliate	143,345	6,500
Net cash provided by financing activities	124,595	(16,000)

(DECREASE) INCREASE IN CASH	(15,784)	(136,012)
CASH, BEGINNING OF PERIOD	49,898	162,609
CASH, END OF PERIOD	$34,114	$26,597

SUPPLEMENTAL CASH FLOW INFORMATION

Interest paid	$1,790	$2,277
Debt extinguished with issuance of company stock	$-	$50,040

The accompanying notes are an integral part of these condensed consolidated financial statements.

EASTBRIDGE INVESTMENT GROUP CORPORATION
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010
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

In 2005, EastBridge decided to exit the mobile video game market and dedicate its activities to providing consulting services in Asia.  EastBridge is one of a small group of United States companies solely concentrated in marketing consulting services to closely held small to mid-size Asian companies that require these services for expansion. EastBridge had fourteen clients as of the date of this filing, that it is assisting in becoming public companies, reporting pursuant to the Securities Exchange Act of 1934, as amended, in the United States and obtaining listings for their stock on a U.S. stock exchange or over-the-counter market.  All clients are located in Asia-Pacifica.

EastBridge has formed three subsidiaries which have been consolidated with EastBridge from the date of formation as further described below.  These subsidiaries are inactive.

NOTE 2 BASIS OF PRESENTATION

The accompanying condensed consolidated balance sheet as of December 31, 2010, which has been derived from audited consolidated financial statements, and the accompanying unaudited condensed consolidated financial statements as of June 30, 2011 and for the three and six months ended June 30, 2011 and June 30, 2010, have been prepared in accordance with generally accepted accounting principles for interim financial information.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for audited financial statements. In the opinion of the Company’s management, the interim information includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods.  The results of operations for the three and six months ended June 30, 2011 are not necessarily indicative of the results to be expected for the year ending December 31, 2011.  The footnote disclosures related to the interim financial information included herein are also unaudited.  Such financial information should be read in conjunction with the consolidated financial statements and related notes thereto as of December 31, 2010 and for the year then ended included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

NOTE 3 GOING CONCERN

As indicated in the accompanying financial statements, the Company has incurred cumulative net operating losses of $6,282,841 since inception. We place no assurance on the on going operations of our subsidiaries, which were all inactive as of June 30, 2011.  So far, most of the working capital has been provided by the Company's management team members. They have done so since EastBridge's inception and have indicated their continued support for EastBridge; however, there is no assurance that additional funds will be advanced. These matters raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  At June 30, 2011 and December 31, 2010, respectively, cash and cash equivalents include cash on hand and cash in the bank. At times, cash deposits may exceed government-insured limits.

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

A full valuation allowance has been established against all net deferred tax assets as of June 30, 2011 based on estimates of recoverability.  While the Company has optimistic plans for its business strategy, we determined that such a valuation allowance was necessary given the current and expected near term losses and the uncertainty with respect to our ability to generate sufficient profits from our business model.

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

The Company uses Level 1 inputs in determining its fair value of marketable equity securities and Level 3 inputs in determining the fair value of non-marketable equity securities.  See Note 6.

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

NOTE 5. OTHER CURRENT ASSETS

Prepaid Rent

In the first quarter of 2011 the Company issued shares of stock in exchange for rent as later discussed in Note 10.  This transaction resulted in the prepayment of rent expense as of June 30, 2011 in the amount of $25,500.  The Company did not have any prepayments as of June 30, 2010.

NOTE 6. INVESTMENTS

Marketable Equity Securities

Marketable equity securities consist of shares in Alpha Lujo, Inc. received by the Company for services rendered.  The following is a summary of available-for-sale marketable securities as of June 30, 2011:

	Cost	Unrealized Gain	Unrealized (Losses)	Market or Fair Value
Equity Securities	$137,082	$45,694	$-	$182,776
Total	$137,082	$45,694	$-	$182,776

There were no available-for-sale marketable securities held by the Company at December 31, 2010.

The following is a summary of the net unrealized gains and losses as presented in Other Comprehensive Income as of June 30, 2011:

		Unrealized	Unrealized	Other
	Unrealized	(Losses)	(Losses)	Comprehensive
Description	Gains	Short Term	Long Term	Income (Loss)
Equity Securities	$45,694	$-	$-	$45,694
Total	$45,694	$-	$-	$45,694

The Company held no available-for-sale marketable securities during the six months ended June 30, 2010.

The Company did not sell any such securities during the six months ended June 30, 2011.

Non-marketable Equity Securities

Non-marketable equity securities consist of shares of Tsingda eEDU Corp. received by the Company for services rendered during 2010.  These shares are carried at a cost of $1,477,000 which was estimated to be the value of the securities at the date of receipt.

NOTE 7 – OTHER LIABILITIES

Disputed Accounts Payable

At June 30, 2011 and December 31, 2010, the Company carried balances totaling $ 208,350 and $213,799, respectively, owed to various vendors relating to EastBridge’s former business called ATC Technology.  The Company currently considers these balances as in dispute with the vendors and continues to work on a resolution.

Other Current Liabilities

Other current liabilities at June 30, 2011 consisted of a $143,000 deposit received from a combination of individuals and a trust, which all have agreed to purchase from EastBridge a fixed number of shares of common stock in one of EastBridge’s clients. This $143,000 will be earned by EastBridge as part of a fee arrangement once the clients’ shares are publicly registered or otherwise released to EastBridge as permitted under EastBridge's agreement with the client.

NOTE 8 – LINE OF CREDIT / NOTES PAYABLE

In May 2009, the Company converted its line of credit with Goldwater Bank into a two year unsecured promissory note with a variable interest rate of Wall Street Journal Prime plus 4.0% and a minimum interest rate of 8%.   The balance of this promissory note as of June 30, 2011 and December 31, 2010 was $0 and $18,750, respectively.

NOTE 9 – LEASES

The Company is leasing office space in Scottsdale, Arizona, under a non-cancelable operating lease agreement, which expires in August 2011.  In 2010, the Company entered into a lease agreement for housing in Beijing with the CEO’s spouse.  This lease is intended for the employees of the Company while in Beijing and expires December 2011.  Rent expense for the six months ended June 30, 2011 and 2010 was $43,228 and $14,269, respectively.

As of June 30, 2011, future minimum lease payments due under the foregoing lease agreement are as follows:

Year ending December 31,	Amount
2011	26,828
$26,828

NOTE 10 – RELATED PARTY TRANSACTIONS

The Company received advances from its two officers and a shareholder during the course of business at a rate of 4.5% interest which is the federal long term interest rate. As of June 30, 2011 and 2010 advances payable to the Company’s two officers and this shareholder were $158,700 and $59,800, respectively.  As of June 30, 2011 and 2010 the accrued compensation liability to the officers was $526,929 and $292,026, respectively.

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

In 2010, the Company entered into a lease agreement with the spouse of the Company’s CEO for housing in Beijing.  This lease is intended for the employees of the Company while in Beijing and expires December 2011.  Per the lease agreement the rent is to be paid in shares of the Company’s stock.  For the three months ended June 30, 2011 and 2010, the expense of this lease included in the rent expense in Note 9 was $25,500 and $0, respectively.

NOTE 11 – EQUITY

As of June 30, 2011, EastBridge had 151,866,523 shares of no par common stock issued and outstanding with 300,000,000 common shares authorized.

During the three and six months ended June 30, 2011, the Company issued 1,085,107 and 2,241,229, respectively, shares of common stock to consultants for services rendered.  The Company expensed $84,123 and $220,297, respectively, in connection with these issuances based on the quoted market prices on the dates of issuance.

During the three and six months ended June 30, 2011, the Company issued 0 and 971,429, respectively, shares of common stock to the CEO’s spouse per the lease agreement described in Note 10.  The Company expensed $0 and $106,857, respectively, in connection with these issuances based on the quoted market prices on the dates of issuance.

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

NOTE 12 – DEFERRED REVENUE

The following table represents the balance of deferred revenue that has not yet been recognized under the Company’s revenue recognition policies:

	June 30,	June 30,
	2011	2010

Jinkuizi Science & Technology Company	(45,000)	(45,000)

Alpha Green Energy Company	(112,212)	(83,712)

Kaida Road Construction Company	(73,000)	(73,000)

Huang Wei Pharmaceutical Company	(9,559)	(9,559)

Tsingda Education Company	-	(99,960)

AREM Pacific Corporation	(50,485)	-

Dwarf Technologies	(44,615)	-

Deferred Revenue	(334,871)	(311,231)

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

	Total shares reserved under the plan	Remaining shares available for issuance under the plan
2009 Stock Option Plan	10,000,000	924,745

NOTE 15 – SEGMENT INFORMATION

The Company operates only one reporting segment.  Substantially all assets are contained in the United States.  Although the Company’s business is providing consulting services to foreign companies seeking access to the U.S. capital markets, substantially all revenue generating activities are conducted in the United States.

NOTE 16 – SUBSEQUENT EVENTS

On July 25, 2011, the Company issued 245,455 shares of common stock under the 2009 Stock Option Plan for services rendered. The Company will expense $17,182 in connection with these issuances based on the quoted market prices on the dates of issuance.

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

As of June 30, 2011, EastBridge was providing consulting services to fourteen clients to assist them with the auditing and legal processes to become public companies in the United States and become listed on a U.S. stock exchange. Eastbridge is also assisting Cambium Learning, a NASDAQ listed company (symbol: ABCD), with locating potential joint venture business partners in China. To learn more about our clients, review the Company’s Form 10-K (filed with the SEC on April 14, 2011) and our subsequent Form 8-K filings (filed with the SEC on May 16, 2011, May 23, 2011 and June 7, 2011).

EastBridge has formed three subsidiaries which have been consolidated with EastBridge from the date of formation. These subsidiaries are inactive.

Results of Operations

Revenues

	Net Revenues
	2011	2010	Change	Percent

Three Months Ended June 30,	$28,000	$-	$28,000	0%
Six Months Ended June 30,	$28,000	$-	$28,000	0%

The Company received recordable revenue in the three and six months ending June 30, 2011 of which $20,000 was from client agreements, $5,000 from a month to month arrangement with a client and $3,000 from a onetime assistance service. The Company did not have any such revenue in the three and six months ended June 30, 2010.

General and Administrative Expenses

	General & Administrative Expenses
	2011	2010	Change	Percent

Three Months Ended June 30,	$318,347	$335,059	$(16,712)	(5)%
Six Months Ended June 30,	$629,669	$805,016	$(175,347)	(22)%

General and administrative expenses decreased in the three months ending June 30, 2011 as compared to the three months ending June 30, 2010 due to the following: a decrease in consulting, legal and accounting services of approximately $111,000, partially offset by an increase in payroll taxes of approximately $88,000, with rent and other expenses of approximately $6,000.

General and administrative expenses decreased in the six months ending June 30, 2011 as compared to the six months ending June 30, 2010 due to the following: a decrease in consulting, legal and accounting services of approximately $304,000, partially offset by increases in payroll taxes of approximately $93,000 and rent and other expenses of approximately $36,000.

Sales and Marketing Expenses

	Sales & Marketing Expenses
	2011	2010	Change	Percent

Three Months Ended June 30,	$48,785	$32,383	$16,402	51%
Six Months Ended June 30,	$61,652	$72,668	$(11,016)	(15)%

Sales and marketing expenses increased in the three months ended June 30, 2011 as compared to the three months ended June 30, 2010 due to increased other marketing related expenses of approximately $28,000, partially offset by decreased travel of approximately $12,000.

Sales and marketing expenses increased in the six months ended June 30, 2011 as compared to the six months ended June 30, 2010 due to decreased travel of approximately $40,000, partially offset by increased other marketing related expenses of approximately $29,000.

Operating Loss

	Operating Loss
	2011	2010	Change	Percent

Three Months Ended June 30,	$(339,132)	$(367,442)	$28,310	(8)%
Six Months Ended June 30,	$(663,321)	$(877,684)	$214,363	(24)%

The decrease in our operating loss for the three and six months ended June 30, 2011 as compared to the three and six months ended June 30, 2010 is primarily due to the decreases in general and administrative expenses and sales & marketing expenses and increases in revenue, each of which is described above.

Total Other Income (Expense)

	Total Other Income (Expense)
	2011	2010	Change	Percent

Three Months Ended June 30,	$2,050	$2,330	$(280)	(12)%
Six Months Ended June 30,	$6,142	$481,567	$(475,425)	(99)%

In the three months ended June 30, 2011, we incurred slightly less interest expense as compared to the three months ended June 30, 2010, due to credit card interest charges.

In the six months ended June 30, 2011, we incurred additional interest expense of approximately $1,000 as compared to the six months ended June 30, 2010, due to credit card interest charges. Plus, in the six months ended June 30, 2010, we incurred extinguishment of debt expense of approximately $476,000.

Income Tax Provision (Benefit)

	Income Tax Provision (Benefit)
	2011	2010	Change	Percent

Three Months Ended June 30,	$-	$-	$-	0%
Six Months Ended June 30,	$-	$-	$-	0%

While we have optimistic plans for our business strategy, we determined that a valuation allowance was necessary given the current and expected near term losses and the uncertainty with respect to our ability to generate sufficient profits from our business model. Therefore, we established a valuation allowance for all deferred tax assets.

Net Loss

	Net Loss
	2011	2010	Change	Percent

Three Months Ended June 30,	$(341,182)	$(369,772)	$28,590	(8)%
Six Months Ended June 30,	$(669,463)	$(1,359,251)	$689,788	(51)%

Changes in net loss are primarily attributable to changes in operating loss and other income (expense), each of which is described above.

Comprehensive Net Loss

	Comprehensive Net Loss
	2011	2010	Change	Percent

Three Months Ended June 30,	$(443,994)	$(369,772)	$(74,222)	20%
Six Months Ended June 30,	$(623,769)	$(1,359,251)	$735,482	(54)%

For the three months ended June 30, 2011, we recorded an unrecognized loss on investments of approximately $103,000. For the three months ended June 30, 2010, we did not have such investments.

For the six months ended June 30, 2011, we recorded an unrecognized gain on investments of approximately $46,000. For the six months ended June 30, 2010, we did not have such investments.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $140,379 and $120,012 for the six months ended June 30, 2011 and 2010, respectively. The increase is mainly attributable to the decrease in our net loss of approximately $690,000 and offset by the increases in stock issued for services of approximately $689,000, and increases in working capital and other current assets of approximately $21,000.

Our primary source of cash inflows has historically been from listing agreement customers. Since late 2009, we received advance payments for shares of client companies whose listings are expected to be completed in 2011 and 2012. As of June 30, 2011 and 2010, no single customer accounted for greater than 10% of accounts receivable as part of the agreements require deposits in advance rather than billing after the fact.

Cash provided by (used in) financing activities was $124,595 and $(16,000) for the six months ended June 30, 2011 and 2010, respectively. During the six months ended June 30, 2011, we made repayments of $18,750 on our line of credit, offset by $143,345 of amounts advanced from affiliates. During the six months ended June 30, 2010, we made repayments of $22,500 on our line of credit, offset by $6,500 of amounts advanced from affiliates.

We had working capital of $(1,897,528) as of June 30, 2011 compared to $(1,555,219) as of December 31, 2010. Our cash position decreased to $34,114 at June 30, 2011 compared to $49,898 at December 31, 2010, as we had a decrease in cash flows from operations, offset by cash provided by investing activities.

Our monthly cash requirement amount is approximately $15,000, and as of June 30, 2011, cash on hand would fund operations for approximately two months.

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

ITEM 4. CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. However, management believes that our system of disclosure controls and procedures is designed to provide a reasonable level of assurance that the objectives of the system will be met.

b) Changes in Internal Control over Financial Reporting.

During the quarter ended June 30, 2011, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the six months ended June 30, 2011, the Company issued 450,000, 165,000 and 260,000 restricted shares of common stock to consultants for services rendered, issued at $.13, $.09 and $.05, respectively, per share (the trading value of the stock on the date of issuance) and 971,429 restricted shares of common stock for rent, issued at $.11 per share (the trading value of the stock on the date of issuance). We have issued the above securities not registered under the Securities Act by reason of the exemption afforded under Section 4(2) of the Securities Act of 1933, within the last quarter. No underwriting discounts or commissions were paid with respect to any of the transactions.

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

EastBridge Investment Group Corporation

Dated - August 15, 2011	By:	/s/ Keith Wong
Keith Wong
Chief Executive Officer (Principal Executive Officer)

Dated - August 15, 2011	By:	/s/ Norman Klein
Norman Klein
Chief Financial Officer
(Principal Financial and Accounting Officer)