Form 10-Q
period 2011-09-30
EastBridge Investment Group Corp
filed 2011-11-14
CIK 1378624

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Large accelerated filer	☐	Accelerated filer	☐	Non–Accelerated filer	☐	Smaller Reporting Company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act).  Yes  ☐    No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 4, 2011
Common stock, no par value	154,086,833

EastBridge Investment Group Corporation

PART I – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

EASTBRIDGE INVESTMENT GROUP CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2011	2010
	(unaudited)

Assets
Cash	$352	$49,898
Other current assets	12,750	-
Total current assets	13,102	49,898

Investments	1,215,146	1,614,082
Total assets	$1,228,248	$1,663,980

Liabilities and Stockholders' Deficit

Liabilities:
Accounts payable	141,040	298,278
Disputed accounts payable	208,350	213,799
Accrued expenses	879,975	542,119
Line of credit	-	18,750
Deferred revenue	366,069	334,871
Advances payable to related party	54,204	44,300
Other current liabilities	100,000	153,000
Total current liabilities	1,749,638	1,605,117

Total liabilities	1,749,638	1,605,117

Commitments and contingencies

Stockholders' equity:
Preferred stock series A, no par value, 50,000,000 shares
authorized; none issued and outstanding
as of September 30, 2011 and December 31, 2010, respectively	-	-

Preferred stock series B, no par value, 50,000,000 shares
authorized; none issued and outstanding
as of September 30, 2011 and December 31, 2010, respectively	-	-

Common stock, no par value, 300,000,000 shares authorized;
154,086,833 and 148,653,865 issued and outstanding
as of September 30, 2011 and December 31, 2010, respectively	6,154,816	5,672,241

Accumulated deficit	(6,641,935)	(5,613,378)
Accumulated other comprehensive loss	(34,271)	-
Total stockholders' equity	(521,390)	58,863

Total liabilities and stockholders' equity	$1,228,248	$1,663,980

The accompanying notes are an integral part of these condensed consolidated financial statements.

EASTBRIDGE INVESTMENT GROUP CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Revenues	$3,000	$-	$31,000	$-

Cost of services	-	-	-	-

Gross profit	3,000	-	31,000	-

Operating expenses:
General and administrative	348,032	171,312	977,701	976,328
Selling and marketing	13,677	16,300	75,328	88,968
Total operating expenses	361,709	187,612	1,053,029	1,065,296
Operating loss	(358,709)	(187,612)	(1,022,029)	(1,065,296)

Other (income) expense:
Interest expense	1,853	2,252	7,899	6,858
Interest income	(52,688)	1	(52,688)	-
Gain on extinguishment of debt	-	-	-	476,961
Other (income) expense	(232,852)	-	(232,757)	-
Total other (income) expense	(283,687)	2,252	(277,546)	483,819
Loss before taxes	(75,022)	(189,864)	(744,483)	(1,549,115)

Income tax provision	-	-	-	-

Net loss	$(75,022)	$(189,864)	$(744,483)	$(1,549,115)

Other comprehensive income:
Unrecognized gain on investments	(79,965)	-	(34,271)	-
Comprehensive net loss	$(154,987)	$(189,864)	$(778,754)	$(1,549,115)

Earnings per share:
Basic and diluted:	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average common shares outstanding:
Basic and diluted:	152,968,308	148,042,064	151,416,592	145,612,092

The accompanying notes are an integral part of these condensed consolidated financial statements.

EASTBRIDGE INVESTMENT GROUP CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(744,483)	$(1,549,115)
Adjustments to reconcile net loss to net cash
used in operating activities:
Common stock issued for services	382,363	554,890
Loss (gain) on the extinguishment of debt	(52,688)	476,961
Value of investment stock exchanged for services	80,591	-
Changes in operating assets and liabilities:
Advances receivable from related party	-	23,322
Other current assets	(12,750)	(664)
Accounts payables	(157,238)	79,723
Accrued liabilities	332,407	93,950
Deferred revenue	31,198	140,970
Other current liabilities	(53,000)	53,000
Net cash used in operating activities	(193,600)	(126,963)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of line of credit	(18,750)	(33,750)
Advances from affiliate	162,804	13,900
Net cash provided by financing activities	144,054	(19,850)

(DECREASE) INCREASE IN CASH	(49,546)	(146,813)
CASH, BEGINNING OF PERIOD	49,898	162,609
CASH, END OF PERIOD	$352	$15,796

SUPPLEMENTAL CASH FLOW INFORMATION

Interest paid	$4,560	$6,858
Issuance of company stock for accrued liabilities	$7,071	$75,619
Debt extinguished with issuance of company stock	$152,900	$50,040

The accompanying notes are an integral part of these condensed consolidated financial statements.

EASTBRIDGE INVESTMENT GROUP CORPORATION
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
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

NOTE 2 - BASIS OF PRESENTATION

The accompanying condensed consolidated balance sheet as of December 31, 2010, which has been derived from audited consolidated financial statements, and the accompanying unaudited condensed consolidated financial statements as of September 30, 2011 and for the three and nine months ended September 30, 2011 and September 30, 2010, have been prepared in accordance with generally accepted accounting principles for interim financial information.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for audited financial statements. In the opinion of the Company’s management, the interim information includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods.  The results of operations for the three and nine months ended September 30, 2011 are not necessarily indicative of the results to be expected for the year ending December 31, 2011.  The footnote disclosures related to the interim financial information included herein are also unaudited.  Such financial information should be read in conjunction with the consolidated financial statements and related notes thereto as of December 31, 2010 and for the year then ended included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

NOTE 3 - GOING CONCERN

As indicated in the accompanying financial statements, the Company has incurred cumulative net operating losses of $6,641,935  since inception. We place no assurance on the ongoing operations of our subsidiaries, which were all inactive as of September 30, 2011.  So far, most of the working capital has been provided by the Company's management team members and their contacts. They have done so since EastBridge's inception and have indicated their continued support for EastBridge; however, there is no assurance that additional funds will be advanced. These matters raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  At September 30, 2011 and December 31, 2010, respectively, cash and cash equivalents include cash on hand and cash in the bank. At times, cash deposits may exceed government-insured limits.

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

A full valuation allowance has been established against all net deferred tax assets as of September 30, 2011 based on estimates of recoverability.  While the Company has optimistic plans for its business strategy, we determined that such a valuation allowance was necessary given the current and expected near term losses and the uncertainty with respect to our ability to generate sufficient profits from our business model.

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

NOTE 5 - OTHER CURRENT ASSETS

Prepaid Rent

In the first quarter of 2011 the Company issued shares of stock in exchange for rent as later discussed in Note 10.  This transaction resulted in the prepayment of rent expense as of September 30, 2011 in the amount of $12,750.  The Company did not have any prepayments as of September 30, 2010.

NOTE 6 - INVESTMENTS

Marketable Equity Securities

Marketable equity securities consist of shares in Alpha Lujo, Inc. received by the Company for services rendered.  The following is a summary of available-for-sale marketable securities as of September 30, 2011:

September 30, 2011

	Cost	Unrealized Gain	Unrealized (Losses)	Market or Fair Value
Equity Securities	$137,082	$-	$(34,271)	$102,811
Total	$137,082	$-	$(34,271)	$102,811

There were no available-for-sale marketable securities held by the Company at December 31, 2010.

The following is a summary of the net unrealized gains and losses as presented in Other Comprehensive Income as of September 30, 2011:

		Unrealized	Unrealized	Other
	Unrealized	(Losses)	(Losses)	Comprehensive
Description	Gains	Short Term	Long Term	Income (Loss)
Equity Securities	$-	$(34,271)	$-	$(34,271)
Total	$-	$(34,271)	$-	$(34,271)

The Company held no available-for-sale marketable securities during the nine months ended September 30, 2010.

The Company did not sell any such securities during the nine months ended September 30, 2011.

Non-marketable Equity Securities

Non-marketable equity securities consist of shares of Tsingda eEDU Corp. received by the Company for services rendered during 2010.  These shares are carried at a cost of $1,477,000 which was estimated to be the value of the securities at the date of receipt.

In 2011, the Company issued 300,018 shares of Tsingda to the shareholders of the Company as a dividend, with a value of $284,074.  The Company also exchanged 26,875 shares of Tsingda per subscription agreements the Company had entered into with a cost of $19,086.  The Company exchanged 86,603 shares of Tsingda for outstanding liabilities with a cost of $61,504.

NOTE 7 – OTHER LIABILITIES

Disputed Accounts Payable

At September 30, 2011 and December 31, 2010, the Company carried balances totaling $208,350 and $213,799, respectively, owed to various vendors relating to EastBridge’s former business called ATC Technology.  The Company currently considers these balances as in dispute with the vendors and continues to work on a resolution.

Other Current Liabilities

Other current liabilities at September 30, 2011 and December 31, 2010 of $100,000 and $153,000, respectively, consisted of deposits received from a combination of individuals and a trust, which all have agreed to purchase from EastBridge a fixed number of shares of common stock in one of EastBridge’s clients. The remaining $100,000 will be earned by EastBridge as part of a fee arrangement once the clients’ shares are publicly registered or otherwise released to EastBridge as permitted under EastBridge's agreement with the client.

NOTE 8 – LINE OF CREDIT / NOTES PAYABLE

In May 2009, the Company converted its line of credit with Goldwater Bank into a two year unsecured promissory note with a variable interest rate of Wall Street Journal Prime plus 4.0% and a minimum interest rate of 8%.   The balance of this promissory note as of September 30, 2011 and December 31, 2010 was $0 and $18,750, respectively.

NOTE 9 – LEASES

The Company is leasing office space in Scottsdale, Arizona, under a non-cancelable operating lease agreement, which expired in August 2011.  In 2010, the Company entered into a lease agreement for housing in Beijing with the CEO’s spouse.  This lease is intended for the employees of the Company while in Beijing and expires December 2011.  Rent expense for the nine months ended September 30, 2011 and 2010 was $65,262 and $21,727, respectively.

As of September 30, 2011, future minimum lease payments due under the foregoing lease agreement are as follows:

Year ending December 31,	Amount
2011	12,750
$12,750

NOTE 10 – RELATED PARTY TRANSACTIONS

The Company received advances from its two officers and a shareholder in the ordinary course of business at a rate of 4.5% interest which is the federal long term interest rate. As of September 30, 2011 and 2010 advances payable to the Company’s two officers and this shareholder were $54,204 and $35,700, respectively.  As of September 30, 2011 and 2010 the accrued compensation liability to the officers was $ 736,929 and $316,929, respectively.

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

In 2010, the Company entered into a lease agreement with the spouse of the Company’s CEO for housing in Beijing.  This lease is intended for the employees of the Company while in Beijing and expires December 2011.  Per the lease agreement the rent is to be paid in shares of the Company’s stock.  For the nine months ended September 30, 2011 and 2010, the expense of this lease included in the rent expense in Note 9 was $38,250 and $0, respectively.

NOTE 11 – EQUITY

As of September 30, 2011, EastBridge had 154,086,833 shares of no par common stock issued and outstanding with 300,000,000 common shares authorized.

During the three and nine months ended September 30, 2011, the Company issued 0 and 1,189,145, respectively, shares of common stock to consultants for services rendered.  The Company expensed $0 and $108,734, respectively, in connection with these issuances based on the quoted market prices on the dates of issuance.

During the three and nine months ended September 30, 2011, the Company issued 788,710 and 1,840,794, respectively, shares of common stock to an employee for services rendered.  The Company expensed $55,210 and $166,772, respectively, in connection with these issuances based on the quoted market prices on the dates of issuance.

During the three and nine months ended September 30, 2011, the Company issued 0 and 971,429, respectively, shares of common stock to the CEO’s spouse per the lease agreement described in Note 10.  The Company expensed $0 and $106,857, respectively, in connection with these issuances based on the quoted market prices on the dates of issuance.

During the three and nine months ended September 30, 2011, the Company issued 1,431,600 and 1,431,600, respectively, shares of common stock to individuals for $152,900 and $152,900, respectively, of debt owed by the Company.  The Company benefited $52,688 and $52,688, respectively, in connection with these issuances based on the quoted market prices on the date of grant.

During the three and nine months ended September 30, 2011, the Company issued 300,018 and 300,018, respectively, shares of Tsingda stock as a dividend to the shareholders of the Company.  The Company recorded the value of the dividend as $284,074.

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

NOTE 12 – DEFERRED REVENUE

The following table represents the balance of deferred revenue that has not yet been recognized under the Company’s revenue recognition policies:

	September 30,	September 30,
	2011	2010

Jinkuizi Science & Technology Company	(45,000)	(45,000)

Alpha Green Energy Company	(112,212)	(91,712)

Kaida Road Construction Company	(73,000)	(73,000)

Huang Wei Pharmaceutical Company	(9,559)	(9,559)

Tsingda Education Company	-	(99,960)

AREM Pacific Corporation	(50,485)	(25,010)

Dwarf Technologies	(75,814)	-

Deferred Revenue	(366,069)	(344,241)

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

NOTE 14 – STOCK BASED COMPENSATION

2009 Stock Option Plan

During the first quarter of 2009, the Company's Board of Directors approved and adopted the 2009 Stock Option Plan (the "Plan") and designated 10,000,000 of our no par common stock for issuance under the Plan to employees, directors or consultants for EastBridge through either the issuance of shares or stock option grants.  Under the terms of the Plan, stock option grants shall be made with exercise prices not less than 100% of the fair market value of the shares of Common Stock on the grant date.  Since adoption, the Company issued an aggregate of approximately 9.3 million shares of Common Stock under the plan.  These grants were not stock options but instead represent fully vested shares at the date of grant.

	Total shares reserved under the plan	Remaining shares available for issuance under the plan
2009 Stock Option Plan	10,000,000	679,290

NOTE 15 – SEGMENT INFORMATION

The Company operates only one reporting segment.  Substantially all assets are contained in the United States.  Although the Company’s business is providing consulting services to foreign companies seeking access to the U.S. capital markets, substantially all revenue generating activities are conducted in the United States.

NOTE 16 – SUBSEQUENT EVENTS

The Company entered into a Capital Raise Agreement with International Air Medical Services, Inc. ("IAMS") dated October 5, 2011.  Under the Agreement, the Company will assist IAMS, based in Scottsdale, Arizona, with locating legal counsel, financial advisors and capital to complete a capital raise of up to $3 million.

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

As of September 30, 2011, EastBridge was providing consulting services to eight clients to assist them with the auditing and legal processes to become public companies in the United States and become listed on a U.S. stock exchange.  Eastbridge is also assisting Cambium Learning, a NASDAQ listed company (symbol: ABCD), with locating potential joint venture business partners in China, and International Air Medical Services, Inc., based in Scottsdale, Arizona, with locating legal counsel, financial advisors and capital to complete a capital raise of up to $3 million and Fizza, based in Virginia, with locating legal counsel, financial advisors and capital to complete a capital raise of up to $2,000,000.  To learn more about our clients, review the Company’s Form 10-K (filed with the SEC on April 14, 2011) and our subsequent Form 8-K filings (filed with the SEC on May 16, 2011, May 23, 2011 and June 7, 2011).

EastBridge has formed three subsidiaries which have been consolidated with EastBridge from the date of formation.  These subsidiaries are inactive.

Results of Operations

Revenues

	Net Revenues
	2011	2010	Change	Percent

Three Months Ended September 30,	$3,000	$-	$3,000	0%
Nine Months Ended September 30,	$31,000	$-	$31,000	0%

The Company received recordable revenue in the three months ending September 30, 2011 consisting of $3,000 from a month to month arrangement with a client.

The Company received recordable revenue in the  nine months ending September 30, 2011 of which $20,000 was from client agreements, $8,000 from a month to month arrangement with a client and $3,000 from a onetime assistance service.  The Company did not have any such revenue in the three and nine months ended September 30, 2010.

General and Administrative Expenses

	General & Administrative Expenses
	2011	2010	Change	Percent

Three Months Ended September 30,	$348,032	$171,312	$176,720	103%
Nine Months Ended September 30,	$977,701	$976,328	$1,373	0%

General and administrative expenses increased in the three months ending September 30, 2011 as compared to the three months ending September 30, 2010 due to the following:  an increase in accounting services of approximately $57,000, legal fees of approximately $51,000, consulting fees of approximately $42,000, rent of approximately $15,000 and other expenses of approximately $11,700.

General and administrative expenses decreased in the nine months ending September 30, 2011 as compared to the nine months ending September 30, 2010 due to the following:  an increase in payroll taxes of approximately $93,000, rent of approximately $44,000, legal fees of approximately $33,000 and other expenses of approximately $18,400, partially offset by decreases in consulting fees of approximately $127,000 and accounting services of approximately $60,000.

Sales and Marketing Expenses

	Sales & Marketing Expenses
	2011	2010	Change	Percent

Three Months Ended September 30,	$13,677	$16,300	$(2,623)	(16)%
Nine Months Ended September 30,	$75,328	$88,968	$(13,640)	(15)%

Sales and marketing expenses decreased in the three months ended September 30, 2011 as compared to the three months ended September 30, 2010 due to decreased travel of approximately $2,600.

Sales and marketing expenses decreased in the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010 due to decreased travel of approximately $42,300, partially offset by increased other marketing related expenses of approximately $28,700.

Operating Loss

	Operating Loss
	2011	2010	Change	Percent

Three Months Ended September 30,	$(358,709)	$(187,612)	$(171,097)	91%
Nine Months Ended September 30,	$(1,022,029)	$(1,065,296)	$43,267	(4)%

The decrease in our operating loss for the three and nine months ended September 30, 2011 as compared to the three and nine months ended September 30, 2010 is primarily due to the decreases in general and administrative expenses and sales & marketing expenses and increases in revenue, each of which is described above.

Total Other Income (Expense)

	Total Other Income (Expense)
	2011	2010	Change	Percent

Three Months Ended September 30,	$(283,687)	$2,252	$(285,939)	(12697)%
Nine Months Ended September 30,	$(277,546)	$483,819	$(761,365)	(157)%

In the three months ended September 30, 2011, we incurred a gain on the extinguishment of debt of approximately $52,700, plus a recognized gain from the exchange of investments of approximately $232,000.

In the nine months ended September 30, 2011, we incurred a gain on the extinguishment of debt of approximately $52,700 plus a recognized gain from the exchange of investments of approximately $232,000 less interest expense of approximately $100 as compared to the nine months ended September 30, 2010, due to credit card interest charges.  Additionally, in the nine months ended September 30, 2010, we incurred extinguishment of debt expense of approximately $476,000.

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

Net Loss

	Net Loss
	2011	2010	Change	Percent

Three Months Ended September 30,	$(75,022)	$(189,864)	$114,842	(60)%
Nine Months Ended September 30,	$(744,483)	$(1,549,115)	$804,632	(52)%

Changes in net loss are primarily attributable to changes in operating loss and other income (expense), each of which is described above.

Comprehensive Net Loss

	Comprehensive Net Loss
	2011	2010	Change	Percent

Three Months Ended September 30,	$(154,987)	$(189,864)	$34,877	(18)%
Nine Months Ended September 30,	$(778,754)	$(1,549,115)	$770,361	(50)%

For the three months ended September 30, 2011, we recorded an unrecognized loss on investments of approximately $80,000.  For the three months ended September 30, 2010, we did not have such investments.

For the nine months ended September 30, 2011, we recorded an unrecognized loss on investments of approximately $34,000.  For the nine months ended September 30, 2010, we did not have such investments.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $193,600 and $126,963 for the nine months ended September 30, 2011 and 2010, respectively.  The increase is mainly attributable to the decrease in our net loss of approximately $805,000 and offset by the increases in stock issued for services of approximately $622,000, and decreases in working capital and other current assets of approximately $250,000.

Our primary source of cash inflows has historically been from listing agreement customers.  Since late 2009, we received advance payments for shares of client companies whose listings are expected to be completed in 2011 and 2012.  As of September 30, 2011 and 2010, no single customer accounted for greater than 10% of accounts receivable as part of the agreements require deposits in advance rather than billing after the fact.

Cash provided by (used in) financing activities was $144,054 and $(19,850) for the nine months ended September 30, 2011 and 2010, respectively. During the nine months ended September 30, 2011, we made repayments of $18,750 on our line of credit, offset by $162,804 of amounts advanced from affiliates.  During the nine months ended September 30, 2010, we made repayments of $33,750 on our line of credit, offset by $13,900 of amounts advanced from affiliates.

We had working capital of $(1,736,536) as of September 30, 2011 compared to $(1,555,219) as of December 31, 2010.  Our cash position decreased to $352 at September 30, 2011 compared to $49,898 at December 31, 2010, as we had a decrease in cash flows from operations, offset by cash provided by investing activities.

Our monthly cash requirement amount is approximately $20,000, and as of September 30, 2011, we did not have cash on hand to continue to fund operations.  Since September 30, 2011, we have relied on short-term non-interest bearing loans from a shareholder to fund our continuing operations.  These loans have totaled $25,800 since September 30, 2011, are not documented, and have no set repayment terms.  Management expects that the Company will need to continue to rely on loans from this shareholder or other affiliated parties until such time as the Company begins generating revenue, if ever.

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

b) Changes in Internal Control over Financial Reporting.

During the quarter ended September 30, 2011, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended September 30, 2011, the Company issued 543,255 restricted shares of common stock to an employee for services rendered, issued at $.07 per share (the trading value of the stock on the date of issuance) and 1,431,600 restricted shares of common stock in exchange for the cancellation of debt in the principal amount of $152,900, issued at $.07 per share (the trading value of the stock on the date of issuance).  The Company expensed $(52,688) in addition to the debt.  We have issued the above securities not registered under the Securities Act by reason of the exemption afforded under Section 4(2) of the Securities Act of 1933, within the last quarter. No underwriting discounts or commissions were paid with respect to any of the transactions.

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

EastBridge Investment Group Corporation

Dated - November 14, 2011	By:	/s/ Keith Wong
Keith Wong,
Chief Executive Officer
(Principal Executive Officer)

Dated - November 14, 2011	By:	/s/ Norman Klein
Norman Klein,
Chief Financial Officer
(Principal Financial and Accounting Officer)