Form 10-K
period 2011-12-31
EastBridge Investment Group Corp
filed 2012-03-30
CIK 1378624

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

———————
FORM 10-K
———————

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes  ☑ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter – $11,835,052 as of June 30, 2011.

State the number of shares outstanding of each of the issuer's classes of equity securities, as of the latest practicable date: As of March 27, 2012, there were 156,347,027 shares of common stock, no par value per share issued and outstanding and no preferred stock, no par value per share, issued and outstanding.

Documents Incorporated By Reference –None

EASTBRIDGE INVESTMENT GROUP CORPORATION
FORM 10-K ANNUAL REPORT
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

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

In 2005, EastBridge decided to exit the mobile video game market and dedicate its activities to providing investment related services in Asia, with a strong focus on high GDP growth countries, such as China.  EastBridge is initially concentrating its efforts in the Far East (Hong Kong, mainland China, Australia) and in the United States.  We provide consulting services to provide viable corporate infrastructure necessary for small to medium-size companies to obtain capital to grow their business.  EastBridge structures its clients as joint ventures, wholly owned foreign enterprises, or guaranteed return ventures, and assists them in locating investment banking, financial advisory and other financial services necessary to become public companies in the United States or find joint venture partners or raise capital to expand their businesses.  EastBridge locates consultants which assist with marketing, sales and strategic planning services for its clients to prepare them to enter the United States capital market.

EastBridge believes it is one of a small group of United States companies solely concentrated in marketing financial services to closely held small to mid-size Asian and American companies that require these services for expansion. In business sectors where EastBridge sees a unique opportunity for growth, EastBridge may form its own foreign subsidiaries with local partners to capture the opportunity.

EastBridge has formed three subsidiaries which have been consolidated with EastBridge from the date of formation.

Consulting Services

EastBridge maintains a company website at: www.EbigCorp.com, the contents of which are not a part of this filing. EastBridge's business plan is to provide financial structure planning and guidance for capital raising transaction, whether in the form of public offerings, joint ventures, or merchant banking, to small-to-medium-sized businesses in Asia and America.  The Company manages its clients’ investor relations services, public relations services, and gives advice on marketing, sales, and strategic planning. The Company provides its clients with valuable information about various U.S. stock markets, and their general entry requirements. The Company provides information about U.S. investors before its clients become reporting companies.  We also serve as consultants and advisors to these companies to obtain loans, find business partners, find merger candidates or assist with feasibility studies.

EastBridge's target clients are mostly in the Chinese territories and other Asian countries as well as the United States.  EastBridge searches for companies its management believes have viable business strategies which have potential for raising significant capital in U.S. markets.  Though we focus on opportunities that management believes will create value for both our shareholders and clients, we cannot provide any assurance that such opportunities will create value for our shareholders, or otherwise increase the value of their investment in the Company.

Our income is derived from the following:

●	Cash fees and stock equities in received as compensation from clients for our listing service;
●	Revenues from operating joint ventures with operating companies generating cash flows; and
●	Fees earned in providing bridge loans to small companies through U.S. lending sources.

Competition

At this time, Company management is unaware of any other companies that offer similar services to smaller companies with the same focus in Asia or in America but is aware that this service is presently provided by individuals on a piecemeal basis.  The Company believes that large investment firms cannot obtain the fees from smaller companies they are capable of generating from the larger Asian or American companies. Smaller consulting or investment companies may lack the resources to penetrate the barriers to raising capital because of geographical, political, linguistic, cultural, or economy-of-scale reasons. However, the major brokerage and financial service companies, as well as some smaller companies, have advertising and marketing capabilities which may be accessed by smaller Asian and American companies.

As higher returns on investment in Asia and in America become available, these returns will most likely attract new competitors.

Government Approval and Regulation of Industry

The Company faces risks posed by any adverse laws and regulations affecting our business or our clients and future treaties or regulations that may be enacted by the U.S. or foreign governments. In order to conduct our business, we are required to obtain some or all of the following licenses, approvals and/or concessions from each country we are in: business registration, tax certificate, right to conduct business certificate, employment approval, residency approval, asset appraisal, acquisition approval, import/export license and foreign remission approval. The list is subject to additions, depending on the particular business sectors we decide to enter. There is no assurance that we need to obtain all of the approvals and licenses above; nor is there a guarantee that we will obtain any of the approvals and licenses when we are required to do so.

We also are subject to potential U.S. regulations concerning the consulting services we are providing.  We are not registered as an investment adviser or investment company or banking institution, nor are we a registered broker-dealer.  In the event we are required to obtain any such registrations, it could prevent us from conducting our business.  However, in anticipation of our business development, we are moving in the direction of becoming a broker-dealer and obtaining the necessary licenses and government approvals to operate as a broker-dealer.

We are undergoing an audit by the Internal Revenue Service related to employment tax liability for the 2006-2008 tax years, and depending on the outcome of the audit, we may be subject to additional taxes.  An assessment of additional taxes plus penalties and interest may have a material adverse effect on our performance.

Business Strategies

Our primary business strategy is to provide consulting services and to use our extensive network of Chinese and U.S. contacts to locate investment and merchant banking companies, business consultants, marketing firms, investor and public relations firms, appropriate exchanges, markets and market makers, attorneys and accountants capable of helping emerging growth Asian and American companies develop the infrastructure and expertise to (i) obtain access to private and public U.S. capital markets; (ii) expand their businesses in both their native Asian market and the U.S. market (if viable for export); and (iii) develop capital through fund capital raising and expansion. Our target clients are mostly in China, Hong Kong, Australia and in the United States.  We focus on high growth companies where the expected return can be realized within a one to two year period and the potential gain is substantial for us and our clients. We generally seek transactions in which substantial opportunities exist for business growth. Keith Wong (President and Chief Executive Officer of EastBridge) and Norman Klein (Principal Financial Officer of EastBridge) each have over twenty years of experience in the industrial, sales and financial industries. Mr. Wong is fluent in both Mandarin and Cantonese and is able to overcome cultural barriers as a result of having lived and worked for many years in both China and the U.S.  Our management has the background to understand a client's business quickly and is able to take fast and decisive actions to achieve business opportunities for our clients due to our smaller size. We plan for China, Australia, Hong Kong and the United States to continue to be our immediate focus in 2012. We offer U.S. companies the opportunity to expand into the Chinese market.  EastBridge’s Beijing office will assist U.S. companies to execute distribution and/or manufacturing agreements or other joint venture partnerships to distribute and/or manufacture their products and/or services in China.

We currently have ten (10) clients that we are assisting with becoming listed on a U.S. stock exchange or over-the-counter (OTC) market and/or obtaining a joint venture partner in the Far East and/or introducing the client to a broker/dealer or investment banker which helps them raise working capital for business expansion.  For the clients that want to become listed in the U.S., we are assisting the clients and their investment bankers, attorneys and accountants with the auditing and legal processes to register with the U.S. Securities and Exchange Commission (the “SEC”) and help locate broker dealers to begin trading their stock on a United States stock market or exchange.  Management anticipates, but can provide no assurances, that some of these clients will go public in the United States and begin trading their stock in 2012. EastBridge clients normally become public companies in the U.S. by conducting a direct registration process with the SEC.  However, some find a U.S. “shell’ company and conduct a reverse merger.  EastBridge has three (3) non-operating subsidiaries that could be used for a reverse merger. Once a client is registered as a public company and its stock begins trading in the U.S., EastBridge records the value of its stock in that client as revenue for that quarter and also records the value as an asset on its balance sheet.   We typically receive a 10% to 20% equity position in a client as consideration for our services along with cash consulting fees.

Overview of Current Clients and Subsidiaries:

We provide consulting services through our agreements to the clients set forth below:

Wonder International Education and Investment Group Corporation/Wenda Education

Wonder offers professional and vocational educational programs to assist post junior high and high school students to improve their skills for higher paying jobs. Wonder offers programs mainly in the computer related IT sectors such as network design, hardware technology, computer graphics, CAD, animation, network database and network security.  Wonder filed a Form S-1 registration statement with the SEC on December 9, 2009, which was declared effective by the SEC on January 6, 2011.  Wonder's PCAOB-registered accounting firm has recently completed its fieldwork for its 2011 audit and we plan to assist Wonder with its 10-K (annual report) filing for 2011.  We are assisting Wonder in seeking a listing for its common stock on the OTC markets in the near future.  EastBridge received 3,400,000 shares of Wonder common stock for its consulting services in March.  We declared a stock dividend on these Wonder shares for our EastBridge shareholders of record on July 31, 2009.  This dividend stock was distributed to our shareholders on a pro-rata basis in 2011. 899,975 shares have been distributed to our shareholders as of December 31, 2011.

Tsingda Education Company

Tsingda provides tutoring and education services to elementary, junior high and high school students in China.  We consulted with Tsingda in connection with its audit, its merger into a Cayman Island shell, a private placement capital raise of $9.6 million, and the legal process for its registration with the SEC. We are currently assisting Tsingda with its proposed public capital raise and listing on AMEX.  Tsingda’s initial registration statement on Form S-1 and its secondary registration statement for its PIPE investors were declared effective on March 4, 2011. Tsingda’s PCAOB auditor has completed its 2010 audit and Tsingda has filed its first 10-K annual report. Tsingda used Maxim Group LLC, a New York based investment banker, for its private placement during the fall of 2010.  EastBridge introduced Tsingda to Maxim and assisted Tsingda with preparing for the capital raise process. For EastBridge’s services, we received a cash fee and we received 2,079,740 shares of Tsingda common stock in 2010.  EastBridge declared a stock dividend on these Tsingda shares to its shareholders of record on March 15, 2010.  300,018 shares have been distributed to our shareholders as of December 31, 2011. Another 113,478 shares were distributed to service providers and investors as of December 31, 2011.

On December 14, 2011, EastBridge entered into a Stock Purchase Agreement with An Lingyan, an individual residing in the People’s Republic of China. Pursuant to the Agreement, the Company sold 500,000 ordinary shares of Tsingda to An Lingyan in exchange for a cash payment of $600,000.

AREM Pacific Corporation

Arem Pacific is in the real estate development and hospitality business.  Arem purchased a real estate development company in 2010 and plans to purchase property in China and Australia.  Arem is also exploring opportunities in the marine, hotel and entertainment industries of Australia and China.  Arem is currently working on its 2010 and 2011 audit with a PCAOB audit firm from the United States.  Eastbridge has a listing agreement with Arem and we are assisting Arem with its audit and with the SEC legal process to begin reporting as a U.S. public company.  Eastbridge will also assist Arem with locating an investment banker for a capital raise in the near future.  For its services, Eastbridge has received a cash fee in 2010 and we own an equity position in Arem.

Following is a history of our relationship with Arem:

During July 2007, we organized Nanotec, Inc. ("Nanotec") a wholly owned subsidiary of EastBridge.  On July 11, 2007, we distributed 5% of Nanotec’s equity to our shareholders of record on that date.  As of November 8, 2007, Arem Wines, a manufacturer of fine wines in Australia, merged with Nanotec, Inc.  Under the terms of the merger, the new stock ownership structure is as follows:  15% owned by EastBridge, 5% owned by EastBridge shareholders, and 80% owned by Arem Wines' beneficiaries.  The name of the merged company was Arem Group, Inc.  During 2008, Arem Group signed a Listing Agreement with Eastbridge to take its U.S. subsidiary public in the U.S. and to list it on a U.S. stock exchange.

As of September 2008, the Arem Group has been dissolved.  A new company called Arem Pacific Corporation was formed with a new set of directors and officers along with a new ownership structure.  EastBridge continues to own an equity position in Arem Pacific Corporation and EastBridge’s shareholders continue to own 5% of this new entity due to the stock dividend declared on July 11, 2007.  Eastbridge shareholders will receive a pro-rata share of the Arem equity once it has an effective registration statement in place.  We have not distributed any stock as of December 31, 2011.

Hangzhou Dwarf Technologies Ltd.

Dwarf Technologies is an internet services company in China.  EastBridge signed a listing agreement on July 26, 2010 with Dwarf.  EastBridge has consulted with Dwarf on its 2009 and 2010 audit, which was conducted by a PCAOB audit firm, and with SEC legal process to file a registration statement and begin reporting as a U.S. public company. Dwarf filed its first registration statement in August, 2011.  We intend to further consult with Dwarf with its listing process on a U.S. stock exchange or over-the-counter (OTC) market once it becomes a reporting company.  For its services, EastBridge receives cash fees and an equity position in Dwarf of 15%.  We received 3 million shares of Dwarf in August, 2011.  To date, we have received a down payment of the cash fees owed to us for our services.   We have  declared a stock dividend (300,000 shares) to our shareholders with a record date of November 30, 2011.  This dividend stock will be distributed after Dwarf receives SEC clearance.

LongWen Meda Holding Cororation

LongWen is a holding company with two manufacturing subsidiaries, located in Hangzhou, China. The holding company is engaged in the multi-media business. The manufacturing subsidiaries are in the piping/faucets/valve manufacturing business.  EastBridge signed listing agreements with the holding company and the subsidiaries in September, 2011.  EastBridge is assisting LongWen with its 2010 and 2011 audits which are being conducted by a PCAOB firm.  EastBridge will also assist LongWen with its SEC legal process to file a registration statement and begin reporting as a U.S. public company.  We will also assist LongWen with their listing process on a U.S. stock exchange or over-the-counter (OTC) market once it is cleared by the SEC.  For its services, EastBridge will receive cash fees and an equity position in LongWen of 25%.  EastBridge will receive its shares before LongWen’s first registration statement is filed with the SEC.  As of December 31, 2011, we have not declared a stock dividend to our shareholders for LongWen.

Alpha Lujo, Inc.

Alpha Lujo, Inc. is listed on the Over the Counter Bulletin Board (OTCBB – “ALEV”).  EastBridge assisted Alpha Lujo’s management with the purchase of its initial “shell” company, called E-Global Marketing, which was listed on the OTCBB.  EastBridge also assisted in the eventual name change of the company to Alpha Lujo, Inc. and we are assisting them with a merger of an Australian company in the electric vehicle business.  For its services, Eastbridge received 2,142,350 shares of Alpha Lujo common stock in December 2010.  These shares of Alpha Lujo will be distributed to our shareholders on a pro-rata basis once the merger with the Australian company is complete.  As of December 31, 2011, we have not distributed Alpha Lujo stock to our shareholders.

Alpha Green Energy Company

On February 19, 2009, we entered into a listing agreement with Alpha Green Energy Company, a company based in Phoenix, Arizona.  Alpha Green is a holding company that owns a subsidiary in Guizhou, China.  The subsidiary’s main business is electricity production using renewable bio-mass from the agricultural industry in China.

In September 2009, Alpha Green purchased Fiber One, our subsidiary in Hong Kong, for a cash fee. Alpha Green has filed a Form S-1 to become a public company in the United States, which included an audit for fiscal years 2007 and 2008.  Alpha Green is currently developing a new business model and strategy.   We are currently working with a PCAOB-registered accounting firm and with Alpha Green to complete their 2010 and 2011 audit report including financials and footnotes.  For its services, EastBridge will receive a cash fee plus an equity position in Alpha Green if and when it gets listed on a U.S. stock exchange or over-the-counter market.  We have received a down payment of the cash fee for the purchase of Fiber One by Alpha Green and for our consulting services.  Eastbridge will receive the balances of the cash fees for its services and for the purchase of Fiber One along with an equity position if and when Alpha Green is listed on a U.S. stock exchange or over-the-counter market.  EastBridge declared a stock dividend of the Fiber One shares to our EastBridge shareholders of record on of June 11, 2007.  Since 95% of the outstanding Fiber One stock was purchased by Alpha Green, the stock dividend will now apply to Alpha Green stock.

EastBridge will also assist in locating an investment bank to conduct a capital raise for Alpha Green.  As of December 31, 2011, we have not issued any Alpha Green stock to our shareholders for the stock dividend declared for our EastBridge shareholders.  We will issue Alpha Green shares to our shareholders on a pro-rata basis if and when Alpha Green's registration statement is declared effective by the SEC.

Fizza, LLC

Fizza, LLC is a U.S. based beverage company that provides a healthy beverage option for school aged children in U.S. schools.  Eastbridge is assisting Fizza in finding broker dealers and venture capitalists to help Fizza raise capital to complete product approvals and to startup its production process.  EastBridge assisted in providing “seed capital” to Fizza to help it obtain FDA approval of its product.   EastBridge has and will receive consulting cash fees along with an equity position in Fizza for its services.

International Air Medical Services, Inc (IAMS)

IAMS is an air ambulance company located in Scottsdale, Arizona.  IAMS provides long range jets to help transfer patients from one city to another.  EastBridge signed a consulting agreement in the fall of 2011 to assist IAMS in raising capital to expand its business by opening regional offices in other parts of the country.  EastBridge has also signed listing and joint venture agreements with IAMS to assist IAMS in becoming a public company in the U.S. and obtain a listing on an over-the-counter (OTC) market.  EastBridge intends to assist IAMS to expand its business into the Far East by finding a joint venture partner.  We are currently looking for investors who will provide the capital needed for IAMS to expand its business and fund its working capital.  We are also preparing IAMS for its 2010 and 2011 audit, which will be conducted by a PCAOB auditor.  We will also consult with IAMS on its SEC legal process and its filing of a registration statement with the SEC in the near future.  For our consulting services, we will receive cash fees and an equity position in IAMS of up to 10%.  We will receive shares of IAMS stock before the first filing of its registration statement.

Cambium

EastBridge signed a Consulting Agreement with Cambium Learning Group, Inc., a NASDAQ listed company, in May, 2011.  Cambium is a K-12 education company providing a suite of on-line education products.  EastBridge will assist Cambium in finding a joint venture partner in the Far East to help them expand their business in Asia.  For its services, EastBridge will receive a consulting cash fee.

American C&D Logistics and PhotoFunds (new clients – subsequent events)

EastBridge signed Listing Agreements with American C&D Logistics, LLC and PhotoFunds, Inc in March, 2012.  American C&D is a construction material recycling company, located in Philadelphia, PA.  PhotoFunds provides photography services to U.S. schools and is located in New Jersey.  EastBridge will also consult with the companies on their SEC legal process and registration filings with the SEC.  Finally, EastBridge will assist both companies with obtaining a listing on an over-the-counter (OTC) markets.  For its services, EastBridge will receive consulting cash fees and an equity position (10%) in both companies.  EastBridge is expected to receive stock in each company before the first registration statement is filed with the SEC.

Other EastBridge Clients

Our written listing agreements with the following companies have expired beginning in 2008 and continuing through January 1, 2011: Dafeng, Kaida, Huang Wei,  Ning Guo, Tianjin Heavy Steel, Beijing Power Company, Ginko, HaoHei Media, Ji-Bo, Aoxing,  Yewo, JKZ, Strayarrow, Long Whole Enterprises, and Golden Eagle Automobile Dealerships.  We continue to communicate with these companies and intend to re-initiate our agreements with them in the future.  However, we have postponed our services for an indefinite period of time and there is a possibility that we will not provide any further consulting services to these companies.  .  No fees were returned by EastBridge to these clients as part of the termination of these agreements or the postponement of us providing services under our listing agreements with them.

EastBridge Subsidiaries in the United States

General Farms Corporation (EastBridge Subsidiary)

On November 27, 2007, we organized General Farms Corporation ("General Farms") as a wholly owned subsidiary of EastBridge. A stock dividend of 5% of General Farm's common stock, or 10,000,000 shares, was declared for EastBridge's shareholders of record as of November 16, 2007, such dividend. General Farms owns no assets and conducts no business operations of its own.

Energy Corporation (EastBridge Subsidiary)

On November 27, 2007, we formed Energy Corporation ("Energy") as a wholly owned subsidiary of EastBridge.  On December 28, 2007, EastBridge announced that it would distribute a stock dividend of 5% of Energy Corporation's common stock of 10 million shares, on a pro-rata basis to its shareholders; however, no stock has been distributed to our as of December 31, 2011. Energy owns no assets and conducts o business operation of its own.

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

Employees

We now have two full-time employees in the United States and one full time employee in China.  In the next twelve months, we plan to expand to two full-time employees in Beijing, China and three full-time employees in Phoenix, Arizona.  To keep our fixed costs low, we generally subcontract our legal, accounting, audit and paralegal work to outside professional firms. We currently have more than six professional firms on retainer with us. We also have several business agents who work on commission basis in China and the U.S.  We also have a contractor working for us out of our U.S. office.

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

We May Be Subject to U.S. Regulation of the Consulting Services We Provide

Even though we do not raise any capital for our clients, our services may be viewed as providing investment services.  Investment businesses generally are comprehensively and intensively regulated under state and federal securities laws and regulations.  Any investigation, litigation or other proceeding undertaken by the SEC or other federal or state regulatory agencies or private parties could necessitate the expenditure of material amounts of Company funds for legal and other costs and could have other materially adverse consequences for the Company, particularly if the Company is subject to fines and penalties for failure to obtain the required licenses or approvals.

The Company is not registered as a broker or dealer under the Exchange Act or any other securities law.  The Company believes that it is not required to be registered as a broker or dealer, but if the SEC or the securities administrator of any state were to assert that such registration is required, the Company would bear the resulting increased expenses and its activities would be restricted, which could materially and adversely affect the Company's business.

The Company has not, and is not expected to, register as an investment adviser or an investment company under the federal Investment Advisers Act of 1940, as amended, the federal Investment Company Act of 1940, as amended, or under the laws of any state.  The Company does not believe that any law requires such a registration.  However, particularly with respect to the method it has established of forming wholly owned subsidiaries and taking equity in all of the clients these practices may inadvertently violate the Investment Company Act of 1940 which would require extensively more filings and additional compliance with SEC regulations.  If required, however, such a registration could preclude the Company from performing its duties to its clients, which could lead to material adverse effects on the Company and its business, making its business less lucrative.

The Company may also be subject to the federal or various state investment advisory acts.  The services rendered by the Company may be viewed as providing financial advice even though management believes that any financial advice is not actually provided by the Company but instead is provided by third party financial service firms which are registered.

Competition May Negatively Impact Us

We will compete with individuals and both large and small investment companies for clients in Asia and our other current and proposed markets.  Many of these institutions and individuals are already active in the Asian and American markets and have greater financial and other resources that may be used to compete against us. We expect that, if we are successful and if our  markets as a whole have favorable results, competition will increase.

We Depend Upon Key Management Personnel and the Loss of Any of Them Would Seriously Disrupt Our Operations

The success of our company is largely dependent on the personal efforts of Keith Wong and Norm Klein. The loss of the services of Keith Wong or Norm Klein or other key executives would have a material adverse effect on our business and prospects. The Company has not obtained key-man insurance for any of its senior management personnel, which means that the Company will not receive any cash amounts as a result of the disability or death of a member of senior management.  In addition, in order for us to undertake our operations as contemplated, it will be necessary for us to locate and hire experienced personnel who are knowledgeable in our business. Our failure to attract and retain such experienced personnel on acceptable terms will have a material adverse impact on our ability to grow our business.

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

We Are Currently Being Audited

We are undergoing an audit by the Internal Revenue Service related to employment tax liability for the 2006-2008 tax years, and depending on the outcome of the audit, we may be subject to additional taxes, penalties and restrictions on further business activities or how we account for them.  An assessment of additional taxes plus penalties and interest may have a material adverse effect on our performance.

Our Common Stock Is Subject To Penny Stock Regulation

Our common stock, which is currently quoted for trading on the OTCBB and the OTCQB, may be considered to be a “penny stock” if it does not qualify for one of the exemptions from the definition of “penny stock” under Section 3a51-1 of the Exchange Act, as amended.  Our common stock may be a “penny stock” if it meets one or more of the following conditions: (i) the stock trades at a price less than $5 per share; (ii) it is not traded on a “recognized” national exchange; (iii) it is not quoted on the Nasdaq Capital Market, or even if so, has a price less than $5 per share; or (iv) is issued by a company that has been in business less than three years with net tangible assets less than $5 million.  The principal result or effect of being designated a “penny stock” is that securities broker-dealers participating in sales of our common stock will be subject to the “penny stock” regulations set forth in Rules 15-2 through 15g-9 promulgated under the Exchange Act.  For example, Rule 15g-2 requires broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document at least two business days before effecting any transaction in a penny stock for the investor’s account.  Moreover, Rule 15g-9 requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor.  This procedure requires the broker-dealer to: (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor’s financial situation, investment experience and investment objectives.  Compliance with these requirements may make it more difficult and time consuming for holders of our common stock to resell their shares to third parties or to otherwise dispose of them in the market.

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

Because Our Stock Is Quoted On The OTCBB And OTCQB, Our Shareholders May Have Difficulty Selling Their Stock Or Experience Increased Negative Volatility On The Market Price Of Our Stock.

Our common stock is listed on the OTCBB and OTCQB. The OTCBB and QTCQB are often highly illiquid, in part because they do not have a national quotation system by which potential investors can follow the market price of shares except through information received and generated by a limited number of broker-dealers that make markets in particular stocks. There is a greater chance of volatility for securities that trade on the OTCBB and OTCQB as compared to a national exchange or quotation system. This volatility may be caused by a variety of factors, including the lack of readily available price quotations, the absence of consistent administrative supervision of bid and ask quotations, lower trading volume, and market conditions. Our shareholders may experience high fluctuations in the market price and volume of the trading market for our securities. These fluctuations, when they occur, have a negative effect on the market price for our securities. Accordingly, our shareholders may not be able to realize a fair price from their shares when they determine to sell them or may have to hold them for a substantial period of time until the market for our common stock improves.

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

In the event a material weakness is identified, we will attempt to employ qualified personnel and adopt and implement policies and procedures to address any material weaknesses we identify. However, the process of designing and implementing effective internal controls is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company. We cannot assure you that we will have the resources to be able to take steps to attempt to remedy any future material weaknesses or that the measures we will take will remediate any material weaknesses that we may identify or that we will implement and maintain adequate controls over our financial process and reporting in the future.

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

We Have A Limited Operating History And Lack Of Profits Which Could Lead To Wide Fluctuations In Our Share Price. The Market Price For Our Common Shares Is Particularly Volatile Given Our Status As A Relatively Unknown Company With A Small And Thinly Traded Public Float.

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

The Company’s Profitability May Be Negatively Impacted Because A Majority Of The Company’s Assets Are Comprised Of Securities That Are Not Highly Liquid.

A majority of the Company’s assets are comprised of securities received by the Company as part of its compensation for services rendered and are not highly liquid. There is presently no public market in the majority of the securities that the Company holds, and it is uncertain if such securities will be listed on a securities exchange or if a market for such securities will ever develop. There is no assurance that an alternative exit strategy will be readily available for the Company to realize the fair value of such securities.  Accordingly, we are prepared to bear the economic risk of such securities for an indefinite period of time.

Compensating the Company’s officers may incentivize them to take additional risk in an attempt to increase the value of the Company’s stock.

Due to the Company's lack of cash flows, it has historically compensated its officers in stock rather than paying a cash salary.  By compensating these officers in stock, we believe they have a greater incentive to take steps to increase the value of the Company's stock than they would if compensated in cash.  As the Company's value is largely based on the value of the equity it receives from its clients, paying the officers using Company stock may incentivize them to take additional risks in an attempt to increase the value of the Company's stock.

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

Certain political and economic considerations relating to the PRC could adversely affect our company.

The PRC is passing from a planned economy to a market economy. The Chinese government has confirmed that economic development will follow a model of market economy under socialism. While the PRC government has pursued economic reforms since its adoption of the open-door policy in 1978, a large portion of the PRC economy is still operating under five-year plans and annual state plans adopted by the government that sets down national economic development goals. Through these plans and other economic measures, such as control on foreign exchange, taxation and restrictions on foreign participation in the domestic market of various industries, the PRC government exerts considerable direct and indirect influence on the economy. Many of the economic reforms are unprecedented or experimental for the PRC government, and are expected to be refined and improved. Other political, economic and social factors can also lead to further readjustment of such reforms. This refining and readjustment process may not necessarily have a positive effect on our operations or future business development. Our operating results may be adversely affected by changes in the PRC's economic and social conditions as well as by changes in the policies of the PRC government, which we may not be able to foresee, such as changes in laws and regulations (or the official interpretation thereof), measures which may be introduced to control inflation, changes in the rate or method of taxation, and imposition of additional restrictions on currency conversion.

The uncertain application of many PRC laws applicable to us create an uncertain environment for business operations and they could have a negative effect on us.

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

We may have limited legal recourse under PRC laws if disputes arise under our contracts with third parties.

The Chinese government has enacted laws and regulations dealing with matters such as corporate organization and governance, foreign investment, commerce, taxation and trade.  However, their experience in implementing, interpreting and enforcing these laws and regulations is limited, and our ability to enforce commercial claims or to resolve commercial disputes is unpredictable.  If our business ventures are unsuccessful, or other adverse circumstances arise from these transactions, we face the risk that the parties to these ventures may seek ways to terminate the transactions, or may hinder or prevent us from accessing important information regarding the financial and business operations of these acquired companies.  The resolution of these matters may be subject to the exercise of considerable discretion by agencies of the Chinese government, and forces unrelated to the legal merits of a particular matter or dispute may influence their determination. Any rights we may have to specific performance, or to seek an injunction under PRC laws, are severely limited, and without a means of recourse by virtue of the Chinese legal system, we may be unable to prevent these situations from occurring.  The occurrence of any such events could have a material adverse effect on our business, financial condition and results of operations.  Although legislation in China over the past 30 years has significantly improved the protection afforded to various forms of foreign investment and contractual arrangements in China, these laws, regulations and legal requirements are relatively new and their interpretation and enforcement involve uncertainties which could limit the legal protection available to us and foreign investors.  The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital and could have a material adverse impact on our operations.

We must comply with the Foreign Corrupt Practices Act.

We are required to comply with the United States Foreign Corrupt Practices Act, which prohibits U.S. companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business.  Foreign companies, including some of our competitors, are not subject to these prohibitions.  Corruption, extortion, bribery, pay-offs, theft and other fraudulent practices occur from time-to-time in mainland China.  If our competitors engage in these practices, they may receive preferential treatment from personnel of some companies, giving our competitors an advantage in securing business or from government officials who might give them priority in obtaining new licenses, which would put us at a disadvantage.  We have not established formal policies or procedures for prohibiting or monitoring this conduct, and we can not assure you that our employees or other agents will not engage in such conduct for which we might be held responsible.  If our employees or other agents are found to have engaged in such practices, we could suffer severe penalties.

If we make equity compensation grants to persons who are PRC citizens, they may be required to register with SAFE.  We may also face regulatory uncertainties that could restrict our ability to adopt equity compensation plans for our directors and employees and other parties under PRC laws.

On April 6, 2007, State Administration of Foreign Exchange of China (the “SAFE”) issued the “Operating Procedures for Administration of Domestic Individuals Participating in the Employee Stock Ownership Plan or Stock Option Plan of An Overseas Listed Company, also known as “Circular 78.”  It is not clear whether Circular 78 covers all forms of equity compensation plans or only those which provide for the granting of stock options. For any plans which are so covered and are adopted by a non-PRC listed company, such as our company, after April 6, 2007, Circular 78 requires all participants who are PRC citizens to register with and obtain approvals from SAFE prior to their participation in the plan.  In addition, Circular 78 also requires PRC citizens to register with SAFE and make the necessary applications and filings if they participated in an overseas listed company’s covered equity compensation plan prior to April 6, 2007.  We believe that the registration and approval requirements contemplated in Circular 78 will be burdensome and time consuming.

If it is determined that any of our equity compensation plans are subject to Circular 78, failure to comply with such provisions may subject us and participants of our equity incentive plan who are PRC citizens to fines and legal sanctions and prevent us from being able to grant equity compensation to our PRC employees. In that case, our ability to compensate our employees and directors through equity compensation would be hindered and our business operations may be adversely affected.

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

The PRC government imposes controls on the convertibility of Renminbi into foreign currencies and, in certain cases, the remittance of currency out of the PRC. Currently, the Renminbi is not a freely convertible currency. Shortages in the availability of foreign currency may restrict our clients' ability to remit sufficient foreign currency to pay our fees, to pay dividends, or otherwise satisfy foreign currency denominated obligations. Under existing PRC foreign exchange regulations, payments of current account items, including profit distributions, interest payments and expenditures from the transaction, can be made in foreign currencies without prior approval from the SAFE by complying with certain procedural requirements. However, approval from appropriate governmental authorities is required where Renminbi is to be converted into foreign currency and remitted out of China to pay capital expenses such as the repayment of loans and corporate debt obligations denominated in foreign currencies.

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

Commencing July 21, 2005, China has adopted a managed floating exchange rate regime based on market demand and supply with reference to a basket of currencies. The exchange rate of the US dollar against the RMB was adjusted from approximately RMB 8.28 per US dollar to approximately RMB 8.11 per US dollar on July 21, 2005. Since then, the PBOC administers and regulates the exchange rate of the US dollar against RMB taking into account demand and supply of RMB, as well as domestic and foreign economic and financial conditions.

In addition, there can be no assurance we will be able to obtain sufficient foreign exchange to pay dividends or satisfy other foreign exchange requirements in the future and we currently do not intend to pay dividends.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

As a smaller reporting company, we are not required to provide Item 1B disclosure.

ITEM 2.	PROPERTIES

Our executive office is located at 8040 E. Morgan Trail, Unit 18, Scottsdale, AZ  85258. We lease these facilities, consisting of approximately 900 square feet, for $ 664 per month.  We currently have a month to month lease agreement with the landlord but intend to execute a long term agreement in the near future..

EastBridge obtained the approval from the local authority of Beijing, capital of China, to operate a representative office to serve its Chinese clients.  This office is housed in the office tower of Kunlun Hotel and became fully operational in January of 2008 to serve existing and new clients. The Company leases these offices for $1,800 per month.  The term of the lease is on a month-to-month basis.

In 2010, the Company entered into a lease for housing accommodations for its CEO while in Bejing.  These facilities are being leased for $4,250 a month, to be paid with restricted stock.  The term of this lease is a two year lease which commenced in January, 2010.

The aforesaid properties are in good condition and we believe they will be suitable for our purposes for the next 12 months.  There is no affiliation between us and any of our principals or agents and our landlords or any of their principals or agents.

Monthly Lease Obligations

	Scottsdale	Beijing China	Total
2011	$664	$6,050	$6,714
2010	$664	$6,050	$6,714

ITEM 3.	LEGAL PROCEEDINGS

We are currently not involved in any litigation that we believe could have a materially adverse effect on our financial condition or results of operations. Except that the Company is undergoing an audit by the Internal Revenue Service related to employment tax liability for the 2006-2008 tax years, there is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our company's or our company's subsidiaries' officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

ITEM 4.	MINE SAFETY DISCLOSURE

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

EastBridge common stock is traded in the over-the-counter market, and quoted in the National Association of Securities Dealers Inter-dealer Quotation System ("OTCBB") and can be accessed on the Internet at www.otcbb.com under the symbol "EBIG.OB."

As of December 31, 2011, there were 154,590,189 shares of common stock of EastBridge outstanding and there were approximately 1,600 shareholders of record of the Company's common stock.

The following table sets forth for the periods indicated the high and low bid quotations for EastBridge's common stock.  These quotations represent inter-dealer quotations, without adjustment for retail markup, markdown or commission and may not represent actual transactions.

Periods	High	Low
Fiscal Year 2011
First Quarter (January – March 2011)	$0.18	$0.10
Second Quarter (April – June 2011)	$0.11	$0.05
Third Quarter (July – September 2011)	$0.09	$0.05
Fourth Quarter (October – December 2011)	$0.09	$0.05

Fiscal Year 2010
First Quarter (January – March 2010)	$0.20	$0.04
Second Quarter (April – June 2010)	$0.17	$0.05
Third Quarter (July – September 2010)	$0.14	$0.05
Fourth Quarter (October – December 2010)	$0.10	$0.04

On March 27, 2012, the closing bid price of our common stock was $0.06.

Dividends

We did not declare any cash dividends for the years ended December 31, 2011and 2010. Our Board of Directors does not intend to declare any dividends in the near future. The declaration, payment and amount of any future dividends will be made at the discretion of the Board of Directors, and will depend upon, among other things, the results of our operations, cash flows and financial condition, operating and capital requirements, and other factors as the Board of Directors considers relevant. There is no assurance that future dividends will be paid, and if dividends are paid, there is no assurance with respect to the amount of any such dividend.

Equity Compensation Plans

2009 Stock Option Plan

During the first quarter of 2009, the Company's Board of Directors approved and adopted the 2009 Stock Option Plan  (the "Plan") and designated 10,000,000 of its no par common stock for issuance under the Plan to employees, directors or consultants for EastBridge through either the issuance of shares or stock option grants.  Under the terms of the Plan, stock option grants shall be made with exercise prices not less than 100% of the fair market value of the shares of common stock on the grant date.

2011 Incentive Stock Option Plan

During the last quarter of 2011, the Company's Board of Directors approved and adopted the 2011 Incentive Plan (the "2011 Plan") and designated 30,000,000 of its no par common stock for issuance under the 2011 Plan to employees, directors or consultants for EastBridge through either the issuance of shares or stock option grants.  Under the terms of the 2011 Plan, stock option grants shall be made with exercise prices not less than 100% of the fair market value of the shares of common stock on the grant date.

All Equity Compensation Plans

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (#)	Weighted-average exercise price of outstanding options, warrants and rights ($)	Number of securities remaining available for future issuance under equity compensation plans

Equity compensation plans approved by shareholders	__	__	30,679,290

Equity compensation plans not approved by shareholders	__	__	__

Total	__	__	30,679,290

Transfer Agent

EastBridge's transfer agent and Registrar for the common stock is Jersey Transfer and Trust Company located in Verona, New Jersey.

Recent Sales of Unregistered Securities

Years Ended	Stock issued for Cash	Cash Received	Stock for Conversion of Debt	Stock Issued for services	Cancelled Shares
December 31, 2011	-	$-	1,431,600	4,504,724	-
December 31, 2010	-	$-	4,344,421	3,932,105	-

All unregistered sales and issuances of equity securities for the year ended December 31, 2011 were previously disclosed in a Form 8-K or Form 10-Q filing.

ITEM 6.	SELECTED FINANCIAL DATA

As a smaller reporting company, we are not required to provide Item 6 disclosure.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

A full valuation allowance has been established against all net deferred tax assets as of December 31, 2011 based on estimates of recoverability.  While we have optimistic plans for our business strategy, we determined that such a valuation allowance was necessary given the current and expected near term losses and the uncertainty with respect to our ability to generate sufficient profits from our business model.

Statement of Operations Data
	December 31,
	2011	2010
Revenues	$35,500	$1,741,682
Operating and Other Expenses	(801,914)	(1,916,636)

Net Loss	$(766,414)	$(174,954)

Balance Sheet Data:
	December 31,
	2011	2009
Current Assets	$602,747	$49,898
Total Assets	1,545,230	1,663,980
Current Liabilities	1,970,886	1,605,117
Non Current Liabilities	––	––
Total Liabilities	1,970,886	1,605,117
Working Capital (Deficit)	(1,368,139)	(1,555,219)
Shareholders'Equity (Deficit)	$(425,656)	$58,863

Fiscal Year Ended December 31, 2011, Compared to Fiscal Year Ended December 31, 2010

Results of Operations

Revenues

Year Ended December 31,	Revenues	Change from Prior Year	Percent Change from Prior Year

2011	$35,500	$(1,706,182)	(98.0)%
2010	$1,741,682

Revenues in fiscal 2011 decreased by approximately $1,706,000, due primarily to timing of specific listing agreements.  Most of the current agreements stipulate that the revenues are dependent upon the successful listing of the client company on a U.S. stock exchange or other market.  The Company recognized revenue in 2010 based on receipt of shares in clients per an agreement that was not dependent on successful listing.  In 2011, revenue was associated with cash fees for which services were fully rendered.

General and Administrative Expenses

Year Ended December 31,	General & Administrative Expenses	Change from Prior Year	Percent Change from Prior Year

2011	$1,219,882	$(108,462)	(8.2)%
2010	$1,328,344

General and administrative expenses decreased in fiscal 2011 as compared to fiscal 2010 due to the following:

●	A decrease in accounting and legal fees of our clients of approximately $101,000 (we agreed to cover these professional fees for our clients under certain of these agreements).

●	A decrease in consulting fees of approximately $122,000 (we agreed to cover non-legal and non-accounting professional fees for our clients under certain of these agreements).

●	An increase in payroll tax expense of $94,000 as the Company has accrued for a potential liability from an IRS review.

●	An increase in rent expense of approximately $7,400, as we entered into an agreement to provide living quarters in Beijing.

●	An increase of other general and administrative fees of approximately $13,100.

 Sales and Marketing Expenses

Year Ended December 31,	Sales & Marketing Expenses	Change from Prior Year	Percent Change from Prior Year

2011	$102,479	$245	0.2%
2010	$102,234

Sales and marketing expenses increased in fiscal 2011 as compared to fiscal 2010 due to other marketing related expenses of approximately $30,500 and decreased travel of approximately $30,300.

Operating Loss

Year Ended December 31,	Operating Loss	Change from Prior Year	Percent Change from Prior Year

2011	$(1,286,861)	$(1,597,965)	(513.6)%
2010	$311,104

The decrease in our operating loss for fiscal 2011 as compared to fiscal 2010 is primarily due to changes in revenues, sales and marketing expenses and general and administrative expenses, each of which is described above.

Total Other Income (Expense)

Year Ended December 31,	Total Other Income (Expense)	Change from Prior Year	Percent Change from Prior Year

2011	$(520,447)	$(1,006,506)	(207.1)%
2010	$486,059

Other income (expense) decreased in fiscal 2011 as compared to fiscal 2010 due to the following:

●	An increase in gain from the sale or exchange of investments of approximately $477,600,

●	An increase from the extinguishment of debt of approximately $529,700

●	A decrease of interest income of approximately $800.

Income Tax Provision (Benefit)

Year Ended December 31,	Income Tax Provision (Benefit)	Change from Prior Year	Percent Change from Prior Year

2011	$-	$-	0.0%
2010	$-

While we have optimistic plans for our business strategy, we determined that a valuation allowance was necessary given the current and expected near term losses and the uncertainty with respect to our ability to generate sufficient profits from our business model.  Therefore, we established a valuation allowance for all deferred tax assets.

Net Loss

Year Ended December 31,	Net Loss	Change from Prior Year	Percent Change from Prior Year

2011	$(766,414)	$(591,459)	338.1%
2010	$(174,955)

Changes in net loss are primarily attributable to changes in operating income, other income (expense) and discontinued operations, each of which is described above.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by or (used in) operating activities is $347,866 and $(90,211) for the years ended December 31, 2011 and 2010 respectively.  The increase is mainly attributable to the increase in our payables and decrease in operating expenses combined with the non-cash gain on extinguishment of debt offset by the value of stock received for services.

Our primary source of cash inflows has historically been from listing agreement customers.  In 2010 we received an advance payment of shares of a client that is expected to be completed in the first half of 2011.  In 2011 we sold some of the shares of a client received in 2010.  As of December 31, 2011, no single customer accounted for greater than 10% of accounts receivable as part of the agreements require deposits in advance rather than billing after the fact.

Cash provided by (used in) financing activities was $204,983 and $(22,500) in the years ended December 31, 2011 and 2010, respectively. The increase is due to repayment of $18,750 of the lending from a local bank of $100,000 received in 2008, advances from our Chief Executive Officer of $23,588, advances from our Chief Financial Officer of $2,445 and advances from other affiliates in the amount of $197,700.

We had working capital of $(1,368,139) as of December 31, 2011 compared to $(1,554,555) as of December 31, 2010.  Our cash position increased to $602,747 at December 31, 2011 compared to $49,898 at December 31, 2010, as we had an increase in cash flows from operations, together with an increase in cash flows from investing activities.

Our monthly cash requirement amount is approximately $15,000.  For the year ended December 31, 2010, we have received shares of stock in two clients for services provided with a value of $1,614,082.  During 2010, we did not sell any shares of common stock for cash consideration.  During the year ended December 31, 2011, we had sold shares of stock in a client with an original value of approximately $374,200 for a gain of approximately $268,800 for cash.

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

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide Item 7A disclosure.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Attached hereto and filed as a part of this Annual Report on Form 10-K are our Consolidated Financial Statements, beginning on page F-1.

*  *  *  *  *  *

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have no reportable events or disagreements with our current or prior auditors.

ITEM 9A(T).	CONTROLS AND PROCEDURES

Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rules 13a-14(c) and 15d-14(c) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the last day of the fiscal period covered by this report, December 31, 2011. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2011.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Management is required to base its assessment of the effectiveness of our internal control over financial reporting on a suitable, recognized control framework, such as the framework developed by the Committee of Sponsoring Organizations (COSO). The COSO framework, published in Internal Control-Integrated Framework, is known as the COSO Report. Our principal executive officer and our principal financial officer have chosen the COSO framework on which to base their assessment. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2011, but identified the following significant deficiencies:

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

Changes in Internal Control Over Financial Reporting

During the fiscal quarter ended December 31, 2011, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

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

Name	Age	Position(s) With the Company	Position Held Since	Director Since/During
Keith Wong	57	President, CEO, and Director	June, 2001	June, 2001
Norm Klein	62	CFO, COO, IRO, and Director	June, 2005	June, 2005

The following is a brief description of the business experience during the past five years of each of the above-named persons:

Keith Wong – President, Chief Executive Officer, and Director

Mr. Wong brings 23 years of experience in sales, business management, finance, manufacturing, Asian suppliers and Asian business networks.

Since 2001, Mr. Wong has acted as the President and CEO of ATC Technology Group, which later became EastBridge Investment Group Corporation.

From 1989 to 2001, Mr. Wong was the President and CEO of Amtel International Corporation, where he built the company into a leader in selling promotional TV and small appliances. This company designed and imported televisions and small appliances from Asia.  Mr. Wong built this company from scratch and increased sales from zero to more than $8,000,000 per year.  This company provided experiences to Mr. Wong in the electronics business in working with international suppliers and several top U.S. chain stores including Kmart and Wal-Mart. Amtel won much acclaim for its products including a design award, Innovations 2001 Design and Engineering Award, from the Industrial Society of America and the Consumer Electronics Association.

From 1986 to 1989, Mr. Wong was a sales executive with Coherent, Inc. for Asia-Pacific for four years. Prior to his sales experience, Mr. Wong was an electronics design engineer for several high tech companies including Computer Vision, Tektronix and General Electric, where he was awarded the Ed Woll's Young Engineer Award in 1980 for his efforts in improving military jet engine manufacturing.

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

Since 1997, Mr. Klein has been the owner of, and consultant for High Performance Edge, Inc. The firm provides consulting services in the areas of leadership development, organizational development and process improvement. The firm also provides startup management expertise for companies that want to increase sales and operational capacity. The firm's clients include Clorox, Honeywell/Allied Signal, Ingersol Rand, Durel Corporation and Dreyers Ice Cream Company.

From 1972 to 1993, Mr. Klein was employed at Procter & Gamble, where he was responsible for the operational aspects of the company's Metamucil business. Mr. Klein provided the leadership role for a $60 million manufacturing plant expansion and managed an operating budget in excess of $30 million. Further, as a member of Procter & Gamble's profit and loss team for its hair care business, Mr. Klein led the launch of the first combined shampoo and conditioner product, Pert shampoo.  This quickly grew to be a $100 million business and the successful launch propelled P&G's hair care business to the number one position in the market based on market share.

Mr. Klein provides EastBridge with high quality business management, strategic planning and financial system development experience.  His knowledge of operations and finance will be invaluable as EastBridge expands its operational capabilities and launches new services in the near future.

Mr. Klein holds a Bachelors degree in mechanical engineering from Rose Hulman Institute and a Masters degree in business administration from the University of Iowa.

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

Compliance With Section 16(A) Of The Exchange Act

Section 16(a) of the Exchange Act requires the Company’s directors and executive officers, and persons who beneficially own more than ten percent of a registered class of our equity securities, to file with the SEC initial reports of beneficial ownership and reports of changes in beneficial ownership of our common stock.  The rules promulgated by the SEC under Section 16(a) of the Exchange Act require those persons to furnish us with copies of all reports filed with the Commission pursuant to Section 16(a).  The information in this section is based solely upon a review of Forms 3, Forms 4, and Forms 5 received by us.

We believe that all of EastBridge's executive officers, directors and 10% shareholders have timely complied with their filing requirements during the year ended December 31, 2011.

Code of Ethics

We have adopted a code of ethics which applies to all our directors, officers and employees and comprises written standards that are reasonably designed to deter wrongdoing and to promote the behavior described in Item 406 of Regulation S-K promulgated by the SEC.  A copy of our "Code of Ethics and Business Conduct for Officers, Directors and Employees" was filed with the SEC as Exhibit 14.1 to the Registration Statement, filed October 30, 2006.  In the event that we make any amendments to, or grant any waivers of, a provision of our Code of Ethics and Business Conduct for Officers, Directors and Employees that applies to the principal executive officer, principal financial officer or principal accounting officer that requires disclosure under applicable SEC rules, we intend to disclose such amendment or waiver and the reasons therefor in a Form 8-K or in our next periodic report.

Changes to Nominating Procedures

There have been no material changes to the procedures by which our shareholders may recommend nominees to the Board of Directors during our last fiscal year.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth for the years ended December 31, 2011 and 2010 compensation awarded to, paid to, or earned by, Keith Wong and Norm Klein (both are directors and officers).  We have no other executive officers.  In 2010, the entire compensation due to the CEO and CFO remains outstanding except the $14,039 and $9,283 due from the end of 2009, which was paid in stock.  In 2011, the entire compensation due to the officers remains outstanding.

							Nonqualified
						Non-Equity	Deferred
				Stock	Option	Incentive Plan	Compensation	All Other
		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Name and Principal Position	Year	($)	($)	($)	($)	($)	($)	($)	($)
Keith Wong	2011	240,000	-	-	-	-	-		240,000
	2010	240,000	-	-	-	-	-	0	240,000
Norm Klein	2011	180,000	-	-	-	-	-		180,000
	2010	180,000	-	-	-	-	-	0	180,000

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

On June 1, 2005, we entered into an employment agreement with Norm Klein, our Chief Financial Officer, Chief Operating Officer and Investor Relations Officer. The agreement provides for annual compensation in the amount of $84,000, effective on June 1, 2005 and was increased to an annual compensation of $180,000, effective January 1, 2007.  Mr. Klein’s agreement contains confidentiality, non-compete and good faith cooperation covenants. The agreement will continue indefinitely until it is terminated by the Company for cause only, terminated upon the death, disability, retirement, bankruptcy or incompetency of Mr. Klein, or by mutual agreement of both parties with or without cause and without prior notice subject to the termination provisions in the agreement.

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

2011 DIRECTOR COMPENSATION TABLE

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Keith Wong	-	-	-	-	-	-	-
Norm Klein	-	-	-	-	-	-	-

Risk Management in Compensation Policies and Procedures

Due to the Company's lack of cash flows, it has historically compensated its officers in stock rather than paying a cash salary.  By compensating these officers in stock, we believe they have a greater incentive to take steps to increase the value of the Company's stock than they would if compensated in cash.  As the Company's value is largely based on the value of the equity it receives from its clients, paying the officers using Company stock may incentivize them to take additional risks in an attempt to increase the value of the Company's stock.

Compensation Committee Interlocks and Insider Participation

As a smaller reporting company, the Company is not required to provide the disclosure required by this item.

Compensation Committee Report

As a smaller reporting company, the Company is not required to provide the disclosure required by this item.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table lists stock ownership of our common stock as of March 15, 2012. The information includes beneficial ownership by (i) holders of more than 5% of our common stock, (ii) each of our directors and executive officers and (iii) all of our directors and executive officers as a group. Except as noted below, to our knowledge, each person named in the table has sole voting and investment power with respect to all shares of our common stock beneficially owned by them.  As of March 27, 2012, the Company had 156,347,027 shares of common stock and no shares of preferred stock outstanding.  Except as otherwise indicated below, the address for each listed beneficial owner is c/o EastBridge Investment Group Corporation, 8040 E. Morgan Trail, Unit 18, Scottsdale, Arizona 85258.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership	Percent of Class
Named Executive Officers
Keith Wong	Common stock	50,100,000	32%
Norm Klein3	Common stock	11,956,196	8%
All Officers and Directors As a Group (2 persons)	Common stock	62,056,196	40%

———————
Changes in Control

We are not aware of any arrangements that may result in a change in control of the Company.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Company reduced the CEO’s and CFO’s accrued compensation by offsetting the unpaid accrued compensation by the cash payments to the CEO of $0 and $14,039 and to the CFO of $0 and $9,283, during the years ended December 31, 2011 and 2010, respectively.  As of December 31, 2011 and 2010, the accrued compensation liability to the officers were $841,929 and $421,929, respectively.    In 2011 and 2010 no payroll tax liability existed.

The Company received advances from its CEO and CFO during the course of business at a rate of 4.5% interest which is the federal long term interest rate. As of December 31, 2011 and 2010 advances payable to the Company’s CEO were $30,188 and $6,600, respectively.  As of December 31, 2011 and 2010 advances payable to the Company’s CFO were $24,245 and $21,800, respectively.

The Company entered into an employment agreement with Keith Wong, the CEO, on June 1, 2005. Under the terms of the agreement the CEO receives compensation in the amount of $240,000 annually. The Company entered into an employment agreement with Norm Klein, its CFO, on June 1, 2005. Under the terms of its agreement the CFO received $84,000 in compensation annually from the inception of the agreement through January 1, 2007 at which point the consulting compensation increased to $180,000.

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

Using the standards of the NASDAQ Capital Market, which listing standards are not applicable to the Company, the Company's Board has determined that its two directors would not qualify as independent directors.  The Company did not consider any relationship or transaction between itself and Mr. Wong or Mr. Klein not already disclosed in this report in making this determination.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company paid or accrued the following fees in each of the prior two fiscal years to its principal accountant, Taravan, Askelson & Company, LLP,:

		Year ended	Year ended
		December 31,	December 31,
		2011	2010

1	Audit fees	$20,320	$34,930
2	Audit-related fees	0	0
3	Tax fees	0	0
4	All other fees	0	0

Totals		$20,320	$34,930

Audit fees include fees for the audit of our annual financial statements, reviews of our quarterly financial statements, and related consents for documents filed with the SEC.  All other fees include fees for auditing of listing agreement clients as required by the SEC for listing..

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Exhibits

Exhibit Number	Description

2.1	Plan of reorganization and exchange agreement1
3.1	Articles of incorporation of EastBridge Investment Group Corporation1
3.1.2	Articles of incorporation of EastBridge Investment Group Corporation, as amended1
3.2	Corporate bylaws for EastBridge Investment Group Corporation1
4.1	Form of stock lock-up agreement1
4.2	2007 Stock Incentive Plan, dated June 14, 20073
4.3	2008 Employees and Consultants Stock Option Plan, dated August 20, 20088
4.4	2009 Stock Option Plan10
10.1	Consulting Employment Agreement between EastBridge Investment Group Corporation and Keith Wong dated June 1, 20051
10.2	Consulting Employment Agreement between EastBridge Investment Group Corporation and Norm Klein dated June 1, 20051
10.3	Translated Listing Agreement signed with Amonics Limited (signed on 11-23-2006)2
10.4	Translated Listing Agreement signed with Tianjin Hui Hong Heavy Steel Construction Co., Ltd (signed on 12-03-2006)2
10.5	Translated Listing Agreement signed with NingGuo Shunchang Machinery Co., Ltd (signed on 01-06-2007)2
10.6	Translated Listing Agreement with Hefe Ginko Real Estate Company, Ltd. (signed on 07-24-2007) 4
10.7	Share Exchange Agreement with AREM Wine Pty, Ltd. (signed on 09-21-2007) 5
10.8	Listing and Consultant Agreement with AREM Wine Pty, Ltd. (signed 09-27-2007) 6
10.9	Translated Listing Agreement with Beijing Zhong Zhe Huang Holding Company, Ltd. (signed on 10-04-2007) 7
10.10	Translated Listing Agreement with Qinhuangdao Huangwei Pharmaceutical Company Limited (signed on 12-29-2007), 12
10.11	Translated US Listing Agreement with Anhui Wenda Educational & Investment Management Corporation (signed on 04-12-2008), 12
10.12	Stock Purchase Agreement with Ji-Bo Pipes & Valves Company, dated September 21, 20089
10.13	Stock Purchase Agreement with Aoxing Corporation, dated September 21, 20089
10.14	Translated US Listing Agreement with Foshan Jinkuizi Technology Limited Company (signed on 09-22-2008), 12
10.15	Letter Agreement with Alpha Green Energy Limited (signed on 02-18-2009), 12
10.16	Listing Agreement with AREM Pacific Corporation (signed on 04-30-2009), 12
10.17	Change in Terms Agreement between EastBridge Investment Group Corporation and Goldwater Bank, N.A. dated May 6, 2009, 12.
10.18	Translated Listing Agreement with SuZhou KaiDa Road Pavement Construction Company Limited (signed on 11-03-2009), 12
10.19	Translated Listing Agreement with Long Whole Enterprises, Ltd. (signed on 11-28-2009), 12
10.20	Translated Listing Agreement with Beijing Tsingda Century Education Investment and Consultancy Limited (signed on 12-24-2009), 12
10.21	Translated Listing Agreement with StrayArrow International Limited (dated 4-11-2010) 13
10.22	Translated Listing Agreement with Hangzhou Dwarf Technology Ltd. (dated 9-26-2010) 14
10.23	Bridge Capital Raise Agreement with FIZZA, LLC, dated December 1, 2010 (confidential treatment requested for redacted portions) 15
14.1	Code of Ethics for EastBridge Investment Group Corporation1
16.1	Letter of Jewett, Schwartz, Wolfe & Associates11
21.1	Subsidiaries of the Company, 12
23.1	Consent of Tarvavan, Askelson & Company, LLP
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer, filed herewith.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer, filed herewith.
32	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
99.1	Articles of Amendment for Name Change for EastBridge Investment Group Corporation1
———————

1.	Incorporated by reference filed with the Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on October 30, 2006 (File No. 000-52282)

2.	Incorporated by reference filed with the Registration Statement on Form 10-SB/A filed with the Securities and Exchange Commission on February 27, 2007 (File No. 000-52282)

3.	Incorporated by reference filed with the Registration Statement on Form S-8 filed with the Securities and Exchange Commission on June 19, 2007 (File No. 333-143878)

4.	Incorporated by reference filed with the Form 8-K filed with the Securities and Exchange Commission on July 20, 2007 (File No. 000-52282)

5.	Incorporated by reference filed with the Form 8-K filed with the Securities and Exchange Commission on September 25, 2007 (File No. 000-52282)

6.	Incorporated by reference filed with the Form 8-K filed with the Securities and Exchange Commission on October 1, 2007 (File No. 000-52282)

7.	Incorporated by reference filed with the Form 8-K filed with the Securities and Exchange Commission on October 9, 2007 (File No. 000-52282)

8.	Incorporated by reference filed with the Registration Statement on Form S-8 filed with the Securities and Exchange Commission on August 22, 2008 (File No. 333-153129)

9.	Incorporated by reference filed with the Form 8-K filed with the Securities and Exchange Commission on October 22, 2008 (File No. 000-52282)

10.	Incorporated by reference filed with the Registration Statement on Form S-8 filed with the Securities and Exchange Commission on April 15, 2009 (File No. 333-158583)

11.	Incorporated by reference filed with the Form 8-K/A filed with the Securities and Exchange Commission on May 18, 2009 (File No. 000-52282)

12.	Incorporated by reference filed with the Form 10-K filed with the Securities and Exchange Commission on April 15, 2010 (File No. 000-52282)

13.	Incorporated by reference filed with the Form 8-K filed with the Securities and Exchange Commission on July 14, 2010 (File No. 000-52282)

14.	Incorporated by reference filed with the Form 8-K filed with the Securities and Exchange Commission on November 12, 2010 (File No. 000-52282

15.	Incorporated by reference filed with the Form 8-K filed with the Securities and Exchange Commission on December 7, 2010 (File No. 000-52282)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Registrant		EastBridge Investment Group Corporation

Date: March 30, 2012	By:	/s/ Keith Wong
Keith Wong
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: March 30, 2012	By:	/s/ Norm Klein
Norm Klein
Chief Financial Officer, Chief Operating Officer,
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 30, 2012	By:	/s/ Keith Wong
Keith Wong
Chairman and Chief Executive Officer

Date: March 30, 2012	By:	/s/ Norm Klein
Norm Klein
Director, Chief Financial Officer and Chief Operating Officer,
(Principal Financial Officer and Principal Accounting Officer)

EASTBRIDGE INVESTMENT GROUP CORPORATION

REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

To the Board of Directors and Stockholders
of Eastbridge Investment Group Corporation
Scottsdale, Arizona

We have audited the accompanying consolidated balance sheets of EastBridge Investment Group Corporation (Company) and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of income, stockholders' equity (deficit), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of EastBridge Investment Group Corporation as of December 31, 2011 and 2010, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Tarvaran Askelson & Company, LLP

Laguna Niguel, California
March 30, 2012

EASTBRIDGE INVESTMENT GROUP CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,
	2011	2010
Assets

Cash	$602,747	$49,898
Total current assets	602,747	49,898

Investments	942,483	1,614,082
Total assets	$1,545,230	$1,663,980

Liabilities and Stockholders' Deficit

Liabilities:
Accounts payable	189,296	298,278
Disputed accounts payable	208,350	213,799
Accrued expenses	982,003	542,119
Line of credit	-	18,750
Deferred revenue	376,104	334,871
Advances payable to related party	115,133	44,300
Other current liabilities	100,000	153,000
Total current liabilities	1,970,886	1,605,117

Total liabilities	1,970,886	1,605,117

Commitments and contingencies

Stockholders' deficit:
Preferred stock series A, no par value, 50,000,000 shares authorized; none issued and outstanding as of December 31, 2011 and 2010, respectively	-	-

Preferred stock series B, no par value, 50,000,000 shares authorized; none issued and outstanding as of December 31, 2011 and 2010, respectively	-	-

Common stock, no par value, 300,000,000 shares authorized; 154,590,189 and 148,653,865 issued and outstanding as of December 31, 2011 and 2010, respectively	6,190,051	5,672,241

Accumulated deficit	(6,592,860)	(5,613,378)
Accumulated other comprehensive income (loss)	(22,847)	-
Total stockholders' deficit	(425,656)	58,863

Total liabilities and stockholders' deficit	$1,545,230	$1,663,980

The accompanying notes are an integral part of these consolidated financial statements.

EASTBRIDGE INVESTMENT GROUP CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS

	Year ended
	December 31,
	2011	2010

Revenues	$35,500	$1,741,682

Cost of services	-	-

Gross profit	35,500	1,741,682

Operating expenses:
General and administrative	1,219,882	1,328,344
Selling and marketing	102,479	102,234
Total operating expenses	1,322,361	1,430,578
Operating income (loss)	(1,286,861)	311,104
Other income (expense):
Interest expense	(9,871)	(486,059)
Interest income	52,688	-
Other income (expense):	477,630	-
Total other (income) expense	520,447	(486,059)
Loss before taxes, minority interest, discontinued operations	(766,414)	(174,955)

Income tax provision	-	-
Net loss	$(766,414)	$(174,955)

Other comprehensive income:
Unrecognized gain on investments	(22,847)	-
Comprehensive net loss	$(789,261)	$-

Earnings per share:
Basic and diluted:	$(0.01)	$(0.00)

Weighted average common shares outstanding:
Basic and diluted:	152,161,350	146,351,388

The accompanying notes are an integral part of these consolidated financial statements.

EASTBRIDGE INVESTMENT GROUP CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

							Accumulated
			Preferred Stock				Other	Retained
	Common Stock		Preferred A		Preferred B		Comprehensive	Earnings
	Shares	Amount	Shares	Amount	Shares	Amount	Income(Loss)	(Deficit)	Total
Balance at December 31, 2009	140,377,339	4,560,350	-	-	-	-	-	(5,438,424)	(878,074)

Common stock issued to officers	1,244,421	161,775	-	-	-	-	-	-	161,775

Common stock issued for debt	3,100,000	527,000	-	-	-	-	-	-	527,000

Common stock issued to services	3,932,105	423,116	-	-	-	-	-	-	423,116

Net loss	-	-	-	-	-	-	-	(174,954)	(174,954)

Balance at December 31, 2010	148,653,865	5,672,241	-	-	-	-	-	(5,613,378)	58,863

Common stock issued for debt	1,431,600	100,212	-	-	-	-	-	-	100,212

Common stock issued to services	4,504,724	417,598	-	-	-	-	-	-	417,598

Stock dividend issued	-	-	-	-	-	-	-	(213,068)	(213,068)

Unrecognized gain on investments	-	-	-	-	-	-	(22,847)	-	(22,847)

Net loss	-	-	-	-	-	-	-	(766,414)	(766,414)

Balance at December 31, 2011	154,590,189	$6,190,051	-	$-	-	$-	(22,847)	$(6,592,860)	$(425,656)

The accompanying notes are an integral part of these consolidated financial statements.

EASTBRIDGE INVESTMENT GROUP CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(766,414)	$(174,954)
Adjustments to reconcile net loss to net cash
used in operating activities:
Common stock issued for services	417,598	584,890
Value of stock received for services	-	(1,614,082)
Loss on the extinguishment of debt	(52,688)	476,961
Value of investment stock exchanged for cash and services	435,684	-
Changes in operating assets and liabilities:
Advances receivable from related party	-	23,322
Accounts payables	(108,982)	178,291
Accrued liabilities	434,435	250,761
Deferred revenue	41,233	131,600
Other current liabilities	(53,000)	53,000
Net cash (used in) provided by operating activities	347,866	(90,211)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of line of credit	(18,750)	(45,000)
Advances from affiliate	223,733	22,500
Net cash provided by financing activities	204,983	(22,500)

(DECREASE) INCREASE IN CASH	552,849	(112,711)
CASH, BEGINNING OF PERIOD	49,898	162,609
CASH, END OF PERIOD	$602,747	$49,898

SUPPLEMENTAL CASH FLOW INFORMATION

Interest paid	$6,532	$-
Taxes paid	$-	$9,098
Issuance of company stock for accrued liabilities	$7,071	$-
Debt extinguished with issuance of company stock	$152,900	$75,619

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

In 2005, EastBridge decided to exit the mobile video game market and dedicate its activities to providing investment related services in Asia, with a strong focus on the high GDP growth countries, such as China.  EastBridge is initially concentrating its efforts in the Far East (Hong Kong, mainland China, Australia) and in the United States.  The Company provides consulting services to provide viable corporate infrastructure necessary for small to medium-size companies to obtain capital to grow their business.  EastBridge structures its clients as joint ventures, wholly owned foreign enterprises, or guaranteed return ventures, and assists in locating investment banking, financial advisory and other financial services  to assist the client to become a public company in the United States or obtain joint venture partners or direct capital to grow its business. EastBridge locates consultants which assist with marketing, sales and strategic planning services for its clients to prepare them to enter the United States capital market.

EastBridge is solely concentrated in marketing consulting services to the many small to mid-size Asian and U.S. companies that require financial services to assist them in expanding in their local markets. EastBridge had twelve (12) clients as of December 31, 2011 that it is consulting with in becoming public companies, reporting pursuant to the Securities Exchange Act of 1934, as amended, in the United States and obtaining listings for their stock on a U.S. stock exchange or over-the-counter market or in finding joint venture partners or broker-dealers and/or investment bankers to help them raise capital to expand their businesses.

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

NOTE 2 - GOING CONCERN

As indicated in the accompanying financial statements, the Company has incurred cumulative net operating losses of $6,592,860 since inception. The Company places no assurance on the on going operations of its new subsidiaries.  So far, most of the working capital has been provided by the Company's management team members. They have done so since EastBridge's inception and have indicated their continued support for EastBridge; however, there is no assurance that additional funds will be advanced. These matters raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  At December 31, 2011 and 2010, respectively, cash and cash equivalents include cash on hand and cash in the bank. At times, cash deposits may exceed government-insured limits.

Income Taxes

Income taxes are accounted for using the asset and liability method as prescribed by ASC 740 “Income Taxes”. Under this method, deferred income tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which these temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance would be provided for those deferred tax assets if it is more likely than not that the related benefit will not be realized.

A full valuation allowance has been established against all net deferred tax assets as of December 31, 2011 based on estimates of recoverability.  While the Company has optimistic plans for its business strategy, we determined that such a valuation allowance was necessary given the current and expected near term losses and the uncertainty with respect to the Company’s ability to generate sufficient profits from its business model.

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

Basic and Diluted Net Loss Per Share

Net loss per share was computed by dividing the net loss by the weighted average number of common shares outstanding during the period.  The weighted average number of shares was calculated by taking the number of shares outstanding and weighing them by the amount of time that they were outstanding.  Diluted net loss per share for the Company is the same as basic net loss per share, as the inclusion of common stock equivalents would be anti-dilutive.

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

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements (“ASU 2011-04”) in GAAP and International Financial Reporting Standards (“IFRS”). Under ASU 2011-04, the guidance amends certain accounting and disclosure requirements related to fair value measurements to ensure that fair value has the same meaning in GAAP and in IFRS and that their respective fair value measurement and disclosure requirements are the same. ASU 2011-04 is effective for public entities during interim and annual periods beginning after December 15, 2011. Early adoption by public entities is not permitted. The Company does not believe that the adoption of this guidance will have a material impact on the financial statements.

In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income” (“ASU 2011-05”). ASU 2011-05 requires companies to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The provisions of ASU 2011-05 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Since ASU 2011-05 only amends the disclosure requirements concerning comprehensive income, the adoption of ASU 2011-05 will not affect the consolidated financial position, results of operations or cash flows of the Company.

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

In January 2010, the FASB issued an amendment to ASC 820, Fair Value Measurements and Disclosure, to require reporting entities to separately disclose the amounts and business rationale for significant transfers in and out of Level 1 and Level 2 fair value measurements and separately present information regarding purchase, sale, issuance, and settlement of Level 3 fair value measures on a gross basis.  This standard, for which the Company is currently assessing the impact, is effective for interim and annual reporting periods beginning after December 15, 2009 with the exception of disclosures regarding the purchase, sale, issuance, and settlement of Level 3 fair value measures which are effective for fiscal years beginning after December 15, 2010.  The adoption of this standard did not have a significant impact on the Company’s consolidated financial statements.

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

In April 2010, the FASB codified the consensus reached in Emerging Issues Task Force Issue No. 08-09, “Milestone Method of Revenue Recognition.” FASB ASU No. 2010-17 provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research and development transactions. FASB ASU No. 2010-17 is effective for fiscal years beginning on or after June 15, 2010, and is effective on a prospective basis for milestones achieved after the adoption date. This ASU does not have a material impact on its financial position or results of operations.

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

NOTE 4 – OTHER LIABILITIES

Disputed Accounts Payable

At December 31, 2011 and 2010, the Company carried balances totaling $208,350 and $213,799, respectively, owed to various vendors relating to EastBridge’s former business called ATC Technology.  The Company currently considers these balances as in dispute with the vendors and is working on a resolution.

Other Current Liabilities

Other current liabilities at December 31, 2011 and 2010 consisted of $100,000 and $153,000, respectively, from deposits received from individuals and a trust which have agreed to purchase from Eastbridge a fixed number of shares of common stock in one of Eastbridge’s clients that is expected to be earned by EastBridge as part of a fee arrangement once this client's shares are publicly registered.

In 2010, the Company issued an aggregate of 3.1 million shares in exchange of debt owed.  Interest expensed was approximately $477,000 as the value of the stock at the time of issuance was greater than the estimated value when negotiating the number of shares needed for the outstanding debt.  This was short-term debt and was only outstanding for about a year.

NOTE 5 – LINE OF CREDIT / NOTES PAYABLE

In May 2009, the Company converted the line of credit with Goldwater Bank into a two year promissory note unsecured with a variable interest rate of Wall Street Journal Prime plus 4.0%.  The interest rate cannot be less than 8% which was the rate as of December 31, 2010.  The balance due on this promissory note as of December 31, 2011 and 2010 was $0 and $18,750, respectively.

NOTE 6 – LEASES

The Company is leasing office space in Scottsdale, Arizona, under a non-cancelable operating lease agreement, which expired in August 2011, and continues on a month-to-month basis.  In 2010, the Company entered into a lease agreement for housing in Beijing.  This lease is intended for the employees of the Company while in Beijing and expired December 2011.  Rent expense for the periods ended December 31, 2011 and 2010 was $87,631 and $80,231, respectively.

As of December 31, 2011, the Company does not have future minimum lease payments due under the foregoing lease agreements.

NOTE 7 – RELATED PARTY TRANSACTIONS

As of December 31, 2011 and 2010 the accrued compensation liability to the officers was $841,929 and $421,929, respectively.  In 2010, the Company reduced the accrued compensation with payroll tax liability advances receivable from the CEO and CFO in the amounts of $14,039 and $9,283.

The Company received advances from its CEO, CFO and shareholders during the course of business at a rate of 4.5% interest which is the federal long term interest rate. As of December 31, 2011 and 2010 total combined advances payable to the Company’s CEO, CFO and shareholders were $110,198 and $44,300, respectively.

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

On April 29, 2010, the Company issued 1,244,421 shares of common stock to its two officers. 426,239 common shares were issued at $.13 for a cumulative value of $55,411 to the CEO and 818,182 common shares were issued at $.13 for a cumulative value of $106,364 to the Company’s CFO.  The common shares were issued and accepted by the Company’s officers at the closing trading price on the date of issue and were applied against the accrued balance due to the two officers for a portion of unpaid salaries through the date of issuance.  No such issuances were made in 2011.

In 2010, the Company entered into a lease agreement with the spouse of the Company’s CEO for housing in Beijing.  This lease is intended for the employees of the Company while in Beijing and expired December 2011.  Per the lease agreement the rent is to be paid in shares of the Company’s stock.  971,429 common shares were issued at $.11 per share, which was the closing trading price on the date of issue, for a cumulative value of $106,857.  The expense of this lease included in the rent expense in Note 6 for the years ended December 31, 2011 and 2010 was $55,857 and $51,000, respectively.

NOTE 8 – EQUITY

As of December 31, 2011, EastBridge had 154,590,189 shares of no par common stock issued and outstanding with 300,000,000 shares authorized.

During the year ended December 31, 2011, the Company issued 3,533,295 shares of common stock to consultants for services rendered.  The Company expensed $310,741 in connection with these issuances based on the quoted market prices on the date of issuance.

During the year ended December 31, 2011, the Company issued 1,431,600 shares of common stock in exchange for debt the Company owed to a shareholder.  The Company reduced the debt by $152,900 and recorded interest income of $52,688 in connection with these issuances based on the quoted market price on the date of issuance.

During the year ended December 31, 2011, the Company issued 971,429 shares of common stock to the CEO’s spouse per the lease agreement described in Note 7.  The Company expensed $106,857 in connection with these issuances based on the quoted market prices on the dates of issuance.

During the year ended December 31, 2010, the Company issued 3,932,205 shares of common stock to consultants for services rendered.  The Company expensed $423,116 in connection with these issuances based on the quoted market prices on the date of issuance.

During the year ended December 31, 2010, Company issued 1,244,421 shares of common stock to its two officers of which 426,239 shares were issued to the CEO and 818,182 shares were issued to the CFO.  The common shares were issued and accepted by the Company’s officers at the closing trading price of the date of issue of $.13 for a cumulative value of $161,775.  The Company reduced the value of the accrued compensation due to the two officers by $161,775.

During the year ended December 31, 2010, the Company issued 3,100,000 shares of common stock in exchange for debt the Company owed to shareholders.  The Company reduced the debt by $50,040 and recorded interest expense of $476,960 in connection with these issuances based on the quoted market price on the date of issuance.

NOTE 9 – INCOME TAXES

The provision (benefit) for income taxes from continued operations for the years ended December 31, 2011 and 2010, consist of the following:

	December 31, 2011	December 31, 2010
Current:
Federal	$-	$-
State	-	-

Deferred:
Federal	$260,581	$4,481
State	42,153	725
	302,734	5,206
Change in
valuation allowance	(302,734)	(5,206)
Provision for income taxes, net	$-	$-

The difference between income tax expense computed by applying the federal statutory corporate tax rate and actual income tax expense is as follows:

	December 31, 2011	December 31, 2010
Statutory federal income tax rate	34.00%	34.00%
State income taxes and other	5.50%	5.50%

Effective tax rate	39.50%	39.50%

Deferred income taxes result from temporary differences in the recognition of income and expenses for the financial reporting purposes and for tax purposes. The tax effect of these temporary differences representing deferred tax asset and liabilities result principally from the following:

	December 31, 2011	December 31, 2010
Net operating loss carryforward	3,046,593	2,280,179
Valuation allowance	(3,046,593)	(2,280,179)

Deferred income tax asset	-	-

The Company has a net operating loss carry forward of approximately $6,114,000 available to offset future taxable income through 2031.

NOTE 10 – DEFERRED REVENUE

The following table represents the balance of deferred revenue that has not yet been recognized under the Company’s revenue recognition policies:

	December 31,	December 31,
	2011	2010

Jinkuizi Science & Technology Company	(45,000)	(45,000)

Alpha Green Energy Company	(112,212)	(112,212)

Kadia	(73,000)	(73,000)

Huang Wei	(9,559)	(9,559)

Arem Pacific	(50,485)	(50,485)

Dwarf Technologies	(75,814)	(44,615)

Long When	(10,035)	-

Deferred Revenue	(376,104)	(334,871)

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

NOTE 12 – STOCK BASED COMPENSATION

2009 Stock Option Plan

During the first quarter of 2009, the Company's Board of Directors approved and adopted the 2009 Stock Option Plan  (the "Plan") and designated 10,000,000 of its no par common stock for issuance under the Plan to employees, directors or consultants of EastBridge through either the issuance of shares or stock option grants.  Under the terms of the Plan, stock option grants shall be made with exercise prices not less than 100% of the fair market value of the shares of common stock on the grant date.  During 2009 and 2010, the Company issued approximately4.5 and 3.2 million shares respectively,  of common stock under the plan.  These grants were not stock options but instead represent fully vested shares at the date of grant.

	Total shares reserved under the plan	Remaining shares available for issuance under the plan
2009 Stock Option Plan	10,000,000	679,290

2011 Incentive Stock Option Plan

During the last quarter of 2011, the Company's Board of Directors approved and adopted the 2011 Incentive Stock Option Plan  (the "2011 Plan") and designated 30,000,000 of its no par common stock for issuance under the 2011 Plan to employees, directors or consultants of EastBridge through either the issuance of shares or stock option grants.  Under the terms of the 2011Plan, stock option grants shall be made with exercise prices not less than 100% of the fair market value of the shares of common stock on the grant date.  As of December 31, 2011, the Company did not issue any common stock or grant any option under the 2011 Plan.

	Total shares reserved under the plan	Remaining shares available for issuance under the plan
2011 Incentive Stock Option Plan	30,000,000	30,000,000

NOTE 13 – SEGMENT INFORMATION

The Company operates only one reporting segment.  Substantially all assets are contained in the United States.  Although the Company’s business is assisting foreign companies with accessing the US capital markets, substantially all revenue generating activities are conducted in the United States.

NOTE 14 – SUBSEQUENT EVENTS

The Company entered into listing agreements with American C&D Logisitics, LLC and PhotoFunds, Inc as of March 12, 2012.  Also, a new listing and joint venture agreements as of February 1, 2012 with International Air Medical Services (IAMS) in addition to an updated consulting agreement (capital raise) with IAMS.

On March 7, 2012, the Company filed a Form S-8 registration statement for an aggregate amount of 30,000,000 shares of common stock. The 30,000,000 shares will be issued upon the exercise of options or upon the issuance of restricted stock awards or other awards otherwise granted hereafter pursuant to EastBridge Investment Group Corporation’s 2011 Plan.  The maximum number of shares which may be sold upon the exercise of such options or issuance of stock awards granted under the 2011 Plan are subject to adjustment in accordance with certain anti-dilution and other provisions under the 2011 Plan.