Form 10-Q
period 2012-03-31
EastBridge Investment Group Corp
filed 2012-05-15
CIK 1378624

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012

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

Large accelerated filer  ☐      Accelerated filer  ☐      Non–Accelerated filer  ☐       Smaller Reporting Company  ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act).  Yes  ☐    No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 1, 2012
Common stock, no par value	156,347,027

EastBridge Investment Group Corporation

PART I – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

EASTBRIDGE INVESTMENT GROUP CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2012	2011
	(unaudited)

Assets
Cash	$315,248	$602,747
Other current assets	50,000	-
Total current assets	365,248	602,747

Investments	959,350	942,483
Total assets	$1,324,598	$1,545,230

Liabilities and Stockholders' Deficit
Liabilities:
Accounts payable	59,903	189,296
Disputed accounts payable	208,350	208,350
Accrued expenses	1,067,282	982,003
Deferred revenue	396,104	376,104
Advances payable to related party	24,245	115,133
Other current liabilities	133,334	100,000
Total current liabilities	1,889,218	1,970,886

Total liabilities	1,889,218	1,970,886

Commitments and contingencies

Stockholders' equity:
Preferred stock series A, no par value, 50,000,000 shares
authorized; none issued and outstanding
as of March 31, 2012 and December 31, 2011, respectively	-	-

Preferred stock series B, no par value, 50,000,000 shares
authorized; none issued and outstanding
as of March 31, 2012 and December 31, 2011, respectively	-	-

Common stock, no par value, 300,000,000 shares authorized;
156,347,027 and 154,590,189 issued and outstanding
as of March 31, 2012 and December 31, 2011, respectively	6,295,462	6,190,051

Accumulated deficit	(6,837,235)	(6,592,860)
Accumulated other comprehensive loss	(22,847)	(22,847)
Total stockholders' equity	(564,620)	(402,809)

Total liabilities and stockholders' equity	$1,324,598	$1,568,077

The accompanying notes are an integral part of these condensed consolidated financial statements.

EASTBRIDGE INVESTMENT GROUP CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

	Three Months Ended
	March 31,
	2012	2011

Revenues	$-	$-

Cost of services	-	-

Gross profit	-	-

Operating expenses:
General and administrative	212,831	311,322
Selling and marketing	13,464	12,867
Total operating expenses	226,295	324,189
Operating loss	(226,295)	(324,189)

Other income (expense):
Interest expense	(1,675)	3,997
Gain on extinguishment of debt	(6,128)	-
Other (income) expense	25,883	95
Total other (income) expense	18,080	4,092
Loss before taxes	(244,375)	(328,281)

Income tax provision	-	-

Net loss	$(244,375)	$(328,281)

Other comprehensive income:
Unrecognized gain on investments	(22,847)	148,506
Comprehensive net loss	$(267,222)	$(179,775)

Earnings per share:
Basic and diluted:	$(0.00)	$(0.00)

Weighted average common shares outstanding:
Basic and diluted:	154,891,716	150,097,675

The accompanying notes are an integral part of these condensed consolidated financial statements.

EASTBRIDGE INVESTMENT GROUP CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(244,375)	$(328,281)
Adjustments to reconcile net loss to net cash
used in operating activities:
Common stock issued for services	30,601	243,031
Loss (gain) on the extinguishment of debt	(6,128)	-
Value of investment stock exchanged for services	(16,867)	-
Changes in operating assets and liabilities:
Other current assets	(50,000)	-
Accounts payables	(112,555)	(11,971)
Accrued liabilities	85,279	(5,484)
Deferred revenue	20,000	-
Other current liabilities	33,334	(10,000)
Net cash used in operating activities	(260,711)	(112,705)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of line of credit	-	(11,250)
Repayment of advances from affiliate	(30,188)	-
Advances from affiliate	3,400	114,400
Net cash provided by financing activities	(26,788)	103,150

(DECREASE) INCREASE IN CASH	(287,499)	(9,555)
CASH, BEGINNING OF PERIOD	602,747	49,898
CASH, END OF PERIOD	$315,248	$40,343

SUPPLEMENTAL CASH FLOW INFORMATION

Interest paid	$(5,014)	$1,790
Issuance of company stock for accrued liabilities	$16,838	$-
Debt extinguished with issuance of company stock	$64,100	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

EASTBRIDGE INVESTMENT GROUP CORPORATION
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011
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

In 2005, EastBridge decided to exit the mobile video game market and dedicate its activities to providing consulting services in Asia and in the United States.  EastBridge is one of a small group of United States companies solely concentrated in marketing consulting services to closely held small to mid-size Asian and American companies that require these services for expansion. EastBridge has ten clients as of the date of this filing, that it is assisting in becoming public companies, reporting pursuant to the Securities Exchange Act of 1934, as amended, in the United States and obtaining listings for their stock on a U.S. stock exchange or over-the-counter market.  EastBridge had formed three subsidiaries which have been consolidated with EastBridge from the date of formation as further described below.  As of March 31, 2012 these three subsidiaries were dissolved.

NOTE 2 - BASIS OF PRESENTATION

The accompanying condensed consolidated balance sheet as of December 31, 2011, which has been derived from audited consolidated financial statements, and the accompanying unaudited condensed consolidated financial statements as of March 31, 2012 and for the three months ended March 31, 2012 and March 31, 2011, have been prepared in accordance with generally accepted accounting principles for interim financial information.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for audited financial statements. In the opinion of the Company’s management, the interim information includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods.  The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results to be expected for the year ending December 31, 2012.  The footnote disclosures related to the interim financial information included herein are also unaudited.  Such financial information should be read in conjunction with the consolidated financial statements and related notes thereto as of December 31, 2011 and for the year then ended included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

EASTBRIDGE INVESTMENT GROUP CORPORATION
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 3 - GOING CONCERN

As indicated in the accompanying financial statements, the Company has incurred cumulative net operating losses of $6,837,235 since inception. We place no assurance on the ongoing operations of our subsidiaries, which were all inactive as of March 31, 2012.  So far, most of the working capital has been provided by the Company's management team members and their contacts. They have done so since EastBridge's inception and have indicated their continued support for EastBridge; however, there is no assurance that additional funds will be advanced. These matters raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

EASTBRIDGE INVESTMENT GROUP CORPORATION
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  At March 31, 2012 and December 31, 2011, respectively, cash and cash equivalents include cash on hand and cash in the bank. At times, cash deposits may exceed government-insured limits.

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

A full valuation allowance has been established against all net deferred tax assets as of March 31, 2012 based on estimates of recoverability.  While the Company has optimistic plans for its business strategy, we determined that such a valuation allowance was necessary given the current and expected near term losses and the uncertainty with respect to our ability to generate sufficient profits from our business model.

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

EASTBRIDGE INVESTMENT GROUP CORPORATION
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
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

EASTBRIDGE INVESTMENT GROUP CORPORATION
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements (“ASU 2011-04”) in GAAP and International Financial Reporting Standards (“IFSR”). Under ASU 2011-04, the guidance amends certain accounting and disclosure requirements related to fair value measurements to ensure that fair value has the same meaning in GAAP and IFRS and that their respective fair value measurement and disclosure requirements are the same. ASU 2011-04 is effective for public entities during interim and annual periods beginning after December 15, 2011. The Company does not believe that the adoption of this guidance will have a material impact on the Company’s consolidated financial statements.

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

NOTE 5 - OTHER CURRENT ASSETS

Short Term Note

In the first quarter of 2012 the Company provided cash to a client in exchange for a short term note.  The note matures upon demand of the Company, but not less than 6 months.  The note carries a fixed interest amount of $10,000.  The Company plans to call the note in the 4th quarter of 2012.

EASTBRIDGE INVESTMENT GROUP CORPORATION
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 6 - INVESTMENTS

Marketable Equity Securities

Marketable equity securities consist of shares in Alpha Lujo, Inc. received by the Company for services rendered.  The following is a summary of available-for-sale marketable securities as of March 31, 2012 and December 31, 2011:

	Cost	Unrealized Gain	Unrealized (Losses)	Market or Fair Value
Equity Securities	$137,082	$-	$(22,847)	$114,235
Total	$137,082	$-	$(22,847)	$114,235

The following is a summary of the net unrealized gains and losses as presented in Other Comprehensive Income as of March 31, 2012 and December 31, 2011:

		Unrealized	Unrealized	Other
	Unrealized	(Losses)	(Losses)	Comprehensive
Description	Gains	Short Term	Long Term	Income (Loss)
Equity Securities	$-	$(22,847)	$-	$(22,847)
Total	$-	$(22,847)	$-	$(22,847)

The Company did not sell any such securities during the three months ended March 31, 2012 or during the year ended December 31, 2011.

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

In 2012, the Company repurchased one of the subscription agreements for 23,750 shares of Tsingda with an original cost of $16,867.

NOTE 7 – OTHER LIABILITIES

Disputed Accounts Payable

At March 31, 2012 and December 31, 2011, the Company carried balances totaling $208,350 and $208,350, respectively, owed to various vendors relating to EastBridge’s former business called ATC Technology.  The Company currently considers these balances as in dispute with the vendors and continues to work on a resolution.

Other Current Liabilities

Other current liabilities at March 31, 2012 and December 31, 2011 of $133,000 and $100,000, respectively, consisted of deposits received from a combination of individuals and a trust, which all have agreed to purchase from EastBridge a fixed number of shares of common stock in one of EastBridge’s clients. The remaining $133,000 will be earned by EastBridge as part of a fee arrangement once the clients’ shares are publicly registered or otherwise released to EastBridge as permitted under EastBridge's agreement with the client.

EASTBRIDGE INVESTMENT GROUP CORPORATION
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 8 – LEASES

The Company is leasing office space in Scottsdale, Arizona, under a non-cancelable operating lease agreement, which expired in August 2011, and continues on a month-to-month basis. In 2010, the Company entered into a lease agreement for housing in Beijing with the CEO’s spouse. This lease is intended for the employees of the Company while in Beijing and expired December 2011. Rent expense for the three months ended March 31, 2012 and 2011 was $5,673 and $24,902, respectively.

As of  March 31, 2012, all leases have expired and are continuing on a month-to-month basis and therefore the Company does not have future lease payments.

NOTE 9 – RELATED PARTY TRANSACTIONS

The Company received advances from its two officers and a shareholder in the ordinary course of business at a rate of 4.5% interest which is the federal long term interest rate. As of March 31, 2012 and December 31, 2011 advances payable to the Company’s two officers and this shareholder were $24,245 and $110,198, respectively.  As of March 31, 2012 and December 31, 2011 the accrued compensation liability to the officers was $946,929 and $841,929, respectively.

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

In 2010, the Company entered into a lease agreement with the spouse of the Company’s CEO for housing in Beijing.  This lease is intended for the employees of the Company while in Beijing and expired December 2011.  Per the lease agreement the rent is to be paid in shares of the Company’s stock.  For the three months ended March 31, 2012 and 2011, the expense of this lease included in the rent expense in Note 8 was $0 and $12,750, respectively.

NOTE 10 – EQUITY

As of March 31, 2012, EastBridge had 156,347,027 shares of no par common stock issued and outstanding with 300,000,000 common shares authorized.

During the three months ended March 31, 2012, the Company issued 846,752 shares of common stock to consultants for services rendered.  The Company expensed $50,806 in connection with these issuances based on the quoted market prices on the dates of issuance.

During the three months ended March 31, 2012, the Company issued 910,086 shares of common stock to individuals for $64,100 of debt owed by the Company.  The Company benefited $9,495 in connection with these issuances based on the quoted market prices on the date of grant.

EASTBRIDGE INVESTMENT GROUP CORPORATION
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

During the three months ended March 31, 2011, the Company issued 1,156,122 shares of common stock to consultants for services rendered. The Company expensed $136,173 in connection with these issuances based on the quoted market prices on the dates of issuance.

During the three months ended March 31, 2011, the Company issued 971,429 shares of common stock to the CEO’s spouse per the lease agreement described in Note 9. The Company expensed $106,857 in connection with these issuances based on the quoted market prices on the dates of issuance

NOTE 11 – DEFERRED REVENUE

The following table represents the balance of deferred revenue that has not yet been recognized under the Company’s revenue recognition policies:

	March 31,	March 31,
	2012	2011

Jinkuizi Science & Technology Company	(45,000)	(45,000)

Alpha Green Energy Company	(112,212)	(112,212)

Kaida Road Construction Company	(73,000)	(73,000)

Huang Wei Pharmaceutical Company	(9,559)	(9,559)

AREM Pacific Corporation	(70,485)	(50,485)

Dwarf Technologies	(75,814)	(44,615)

LongWen	(10,035)	-

Deferred Revenue	(396,104)	(334,871)

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

EASTBRIDGE INVESTMENT GROUP CORPORATION
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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

2011 Incentive Stock Option Plan

During the first quarter of 2012, the Company's Board of Directors approved and adopted the 2011 Incentive Stock Option Plan (the "2011 Incentive Plan") and designated 10,000,000 of our no par common stock for issuance under the 2011 Incentive Plan to employees, directors or consultants for EastBridge through either the issuance of shares or stock option grants. Under the terms of the 2011 Incentive Plan, stock option grants shall be made with exercise prices not less than 100% of the fair market value of the shares of common stock on the grant date. Since adoption, the Company has issued approximately 336,000 shares of common stock under the 2011 Incentive Plan.

	Total shares reserved under the plan	Remaining shares available for issuance under the plan
2009 Stock Option Plan	10,000,000	679,290
2011 Incentive Stock Option Plan	30,000,000	29,663,248

NOTE 14 – SEGMENT INFORMATION

The Company operates only one reporting segment.  Substantially all assets are contained in the United States.  Although the Company’s business is providing consulting services to foreign companies seeking access to the U.S. capital markets, substantially all revenue generating activities are conducted in the United States.

NOTE 15 – SUBSEQUENT EVENTS

The Company evaluated subsequent events through May 11, 2012 which is the date the financial statements were issued.  There were no subsequent events that required recognition or disclosure.

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

In 2005, EastBridge decided to exit the mobile video game market and dedicate its activities to providing investment related services in Asia and in the United States, with a strong focus on the high GDP growth countries, such as China, Australia and the U.S.. In China, we are focusing most of our efforts in mainland China.  We provide consulting services to provide viable corporate infrastructure necessary for small to medium-size companies to obtain capital to grow their business.  EastBridge assists its clients in structuring joint ventures, wholly owned foreign enterprises, or guaranteed return ventures, and assists in locating investment banking, financial advisory and other financial services as allowed by the local government. EastBridge locates consultants which assist with marketing, sales and strategic planning services for its clients to prepare them to enter the United States market.

EastBridge is one of a small group of United States companies solely concentrated in marketing business consulting services to closely held, small to mid-size Asian and American companies that require these services for expansion. In business sectors where EastBridge sees a unique opportunity for growth, EastBridge may form its own foreign subsidiaries with local partners to capture the opportunity.

As of March 31, 2012, EastBridge was providing consulting services to ten clients to assist them with the auditing and legal processes to become public companies in the United States and become listed on a U.S. stock exchange.  Eastbridge is also assisting Cambium Learning, a NASDAQ listed company (symbol: ABCD), with locating potential joint venture business partners in China.  To learn more about our clients, review the Company’s Form 10-K (filed with the SEC on March 30, 2012).

EastBridge had formed three subsidiaries which have been consolidated with EastBridge from the date of formation.  As of March 31, 2012 these three subsidiaries have been dissolved.

Results of Operations

Revenues

Three Months Ended March 31,	Revenues	Change from Prior Year	Percent Change from Prior Year

2012	$-	$-	0.0%
2011	$-

The Company did not received recordable revenue in the three months ending March 31, 2012 or 2011.

General and Administrative Expenses

Three Months Ended March 31,	General & Administrative Expenses	Change from Prior Year	Percent Change from Prior Year

2012	$212,831	$(98,491)	(31.6)%
2011	$311,322

General and administrative expenses decreased in the three months ending March 31, 2012 as compared to the three months ending March 31, 2011 due to the following:  a decrease in consulting, legal and accounting services of approximately $114,000, rent expense of approximately $19,000, and other expenses of approximately $3,000, partially offset by increases in payroll expenses of approximately $37,000.

Sales and Marketing Expenses

Three Months Ended March 31,	Sales & Marketing Expenses	Change from Prior Year	Percent Change from Prior Year

2012	$13,464	$597	4.6%
2011	$12,867

Sales and marketing expenses increased in the three months ended March 31, 2012 as compared to the three months ended March 31, 2011 due to increased market research of approximately $4,000, travel of approximately $1,300, partially offset by decreased investor relations expenses of approximately $4,700.

Operating Loss

Three Months Ended March 31,	Operating Loss	Change from Prior Year	Percent Change from Prior Year

2012	$(226,295)	$97,894	(30.2)%
2011	$(324,189)

The decrease in our operating loss for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011 is primarily due to the decreases in general and administrative expenses and sales and marketing expenses, each of which is described above.

Total Other Income (Expense)

Three Months Ended March 31,	Total Other Income (Expense)	Change from Prior Year	Percent Change from Prior Year

2012	$(18,080)	$(13,988)	341.8%
2011	$(4,092)

In the three months ended March 31, 2012, we incurred expense related to the buyback of the stock subscription of approximately $25,800 partially offset by interest expense of approximately $5,700 as compared to the three months ended March 31, 2011, due to credit card  and line of credit interest charges and incurred a gain on the extinguishment of debt of approximately $6,100.

Income Tax Provision (Benefit)

Three Months Ended March 31,	Income Tax Provision (Benefit)	Change from Prior Year	Percent Change from Prior Year

2012	$-	$-	0.0%
2011	$-

While we have optimistic plans for our business strategy, we determined that a valuation allowance was necessary given the current and expected near term losses and the uncertainty with respect to our ability to generate sufficient profits from our business model.  Therefore, we established a valuation allowance for all deferred tax assets.

Net Loss

Three Months Ended March 31,	Net Loss	Change from Prior Year	Percent Change from Prior Year

2012	$(244,375)	$83,906	(25.6)%
2011	$(328,281)

Changes in net loss are primarily attributable to changes in operating loss and other income (expense), each of which is described above.

Comprehensive Net Loss

Three Months Ended March 31,	Comprehensive Net Loss	Change from Prior Year	Percent Change from Prior Year

2012	$267,222	$87,447	48.6%
2011	$179,775

For the three months ended March 31, 2012, we recorded an unrecognized loss on investments of approximately $22,800.  For the three months ended March 31, 2011, we recorded an unrecognized gain on investments of approximately $148,500.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $260,711 and $112,705 for the three months ended March 31, 2012 and 2011, respectively.  The increase is mainly attributable to the decrease in our net loss and the decreases in stock issued for services of approximately $235,000, offset by increases in working capital and other current assets of approximately $4,000.

Our primary source of cash inflows has historically been from listing agreement customers.  Since late 2009, we received advance payments for shares of client companies whose listings are expected to be completed in 2012 and 2013.  As of March 31, 2012 and 2011, no single customer accounted for greater than 10% of accounts receivable as part of the agreements require deposits in advance rather than billing after the fact.

Cash provided by (used in) financing activities was $(26,788) and $103,150 for the three months ended March 31, 2012 and 2011, respectively. During the three months ended March 31, 2012, we made repayments of $30,188 on amounts owed to affiliates, offset by $3,400 of amounts advanced from affiliates.  During the three months ended March 31, 2011, we made repayments of $11,250 on our line of credit, offset by $114,400 of amounts advanced from affiliates.

We had working capital of $(1,523,970) as of March 31, 2012 compared to $(1,368,139) as of December 31, 2011.  Our cash position decreased to $315,248 at March 31, 2012 compared to $602,747 at December 31, 2011, as we had a decrease in cash flows from operations, and by investing activities.

Our monthly cash requirement amount is approximately $30,000, and as of March 31, 2012, cash on hand would fund operations for approximately ten months.  For the three months ended March 31, 2012, we have increased deferred revenue by approximately $61,000 as compared to the three months ended March 31, 2011, as a result of cash deposits on listing agreements.  Management expects that the Company will need to continue to rely on loans from shareholders or other affiliated parties until such time as the Company begins generating revenue, if ever.

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

b) Changes in Internal Control over Financial Reporting.

During the quarter ended March 31, 2012, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A  RISK FACTORS

There have been no material changes for the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2012, the Company issued 910,086 restricted shares of common stock in exchange for the cancellation of debt in the principal amount of $64,100, issued at $.06 per share (the trading value of the stock on the date of issuance).  The Company expensed $(9,495) in addition to the debt.  We have issued the above securities not registered under the Securities Act by reason of the exemption afforded under Section 4(2) of the Securities Act of 1933, within the last quarter. No underwriting discounts or commissions were paid with respect to any of the transactions.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  MINE SAFETY DISCLOSUERS

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

EastBridge Investment Group Corporation

Dated - May 15, 2012	By:	/s/ Keith Wong
Keith Wong
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Norman Klein
Norman Klein
Chief Financial Officer
(Principal Financial and Accounting Officer)