Form 10-Q
period 2012-06-30
EastBridge Investment Group Corp
filed 2012-08-14
CIK 1378624

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Large accelerated filer ☐	Accelerated filer ☐	Non–Accelerated filer ☐	Smaller Reporting Company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act).  Yes ☐    No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August_3, 2012
Common stock, no par value	156,667,041

EastBridge Investment Group Corporation

PART I – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

EASTBRIDGE INVESTMENT GROUP CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2012	2011
	(unaudited)

Assets

Cash	$61,569	$602,747
Other current assets	56,557	-
Total current assets	118,126	602,747

Investments	959,350	942,483
Total assets	$1,077,476	$1,545,230

Liabilities and Stockholders' Deficit

Liabilities:
Accounts payable	131,738	189,296
Disputed accounts payable	202,020	208,350
Accrued expenses	1,070,981	982,003
Deferred revenue	251,834	376,104
Advances payable to related party	8,313	115,133
Other current liabilities	133,334	100,000
Total current liabilities	1,798,220	1,970,886

Total liabilities	1,798,220	1,970,886

Commitments and contingencies

Stockholders' equity:
Preferred stock series A, no par value, 50,000,000 shares
authorized; none issued and outstanding
as of June 30, 2012 and December 31, 2011, respectively	-	-

Preferred stock series B, no par value, 50,000,000 shares
authorized; none issued and outstanding
as of June 30, 2012 and December 31, 2011, respectively	-	-

Common stock, no par value, 300,000,000 shares authorized;
156,542,041 and 154,590,189 issued and outstanding
as of June 30, 2012 and December 31, 2011, respectively	6,311,063	6,190,051

Accumulated deficit	(7,008,960)	(6,592,860)
Accumulated other comprehensive loss	(22,847)	(22,847)
Total stockholders' equity	(720,744)	(425,656)

Total liabilities and stockholders' equity	$1,077,476	$1,545,230

The accompanying notes are an integral part of these condensed consolidated financial statements.

EASTBRIDGE INVESTMENT GROUP CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Revenues	$166,771	$28,000	166,771	28,000
Cost of services	-	-	-	-
Gross profit	166,771	28,000	166,771	28,000
Operating expenses:
General and administrative	313,349	318,347	526,180	629,669
Selling and marketing	24,766	48,785	38,230	61,652
Total operating expenses	338,115	367,132	564,410	691,321
Operating loss	(171,344)	(339,132)	(397,639)	(663,321)
Other income (expense):
Interest expense	272	2,050	(1,403)	6,047
Gain on extinguishment of debt	-	-	(6,128)	0
Other (income) expense	-	-	25,883	95
Total other (income) expense	272	2,050	18,352	6,142
Loss before taxes	(171,616)	(341,182)	(415,991)	(669,463)

Income tax provision	109	-	109	-

Net loss	$(171,725)	$(341,182)	$(416,100)	$(669,463)

Other comprehensive income:
Unrecognized gain on investments	-	(102,812)	(22,847)	45,694
Comprehensive net loss	$(171,725)	$(443,994)	$(438,947)	$(623,769)

Earnings per share:
Basic and diluted:	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding:
Basic and diluted:	156,370,600	151,152,249	156,370,600	150,627,875

The accompanying notes are an integral part of these condensed consolidated financial statements.

EASTBRIDGE INVESTMENT GROUP CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(416,100)	$(669,463)
Adjustments to reconcile net loss to net cash
used in operating activities:
Common stock issued for services	30,600	327,154
Loss (gain) on the extinguishment of debt	(6,128)	-
Value of investment stock exchanged for services	(16,867)	-
Changes in operating assets and liabilities:
Other current assets	(56,557)	(25,500)
Accounts payables	(25,118)	10,058
Accrued liabilities	82,648	227,372
Deferred revenue	(124,270)	-
Other current liabilities	33,334	(10,000)
Net cash used in operating activities	(498,458)	(140,379)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of line of credit	-	(18,750)
Repayment of advances from affiliate	(46,120)	-
Advances from affiliate	3,400	143,345
Net cash provided by (used in) financing activities	(42,720)	124,595

(DECREASE) INCREASE IN CASH	(541,178)	(15,784)
CASH, BEGINNING OF PERIOD	602,747	49,898
CASH, END OF PERIOD	$61,569	$34,114

SUPPLEMENTAL CASH FLOW INFORMATION

Interest paid	$450	$1,790
Issuance of company stock for accrued liabilities	$32,440	$-
Debt extinguished with issuance of company stock	$64,100	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

EASTBRIDGE INVESTMENT GROUP CORPORATION
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011
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

In 2005, EastBridge decided to exit the mobile video game market and dedicate its activities to providing consulting services to its clients to help them achieve a higher growth by partnering with US companies or becoming public companies in the United States.  EastBridge is one of a small group of United States companies solely concentrated in marketing such consulting services to closely held small to mid-size Asian and American companies that require these services for expansion. EastBridge has eleven clients as of the date of this filing, that it is assisting in becoming public companies in the United States and obtaining listings for their stock on a U.S. stock exchange or over-the-counter market.  EastBridge had formed three subsidiaries which have been consolidated with EastBridge from the date of formation as further described below.  As of June 30, 2012 these three subsidiaries were dissolved.

NOTE 2 - BASIS OF PRESENTATION

The accompanying condensed consolidated balance sheet as of December 31, 2011, which has been derived from audited consolidated financial statements, and the accompanying unaudited condensed consolidated financial statements as of June 30, 2012 and for the three and six months ended June 30, 2012 and June 30, 2011, have been prepared in accordance with generally accepted accounting principles for interim financial information.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for audited financial statements. In the opinion of the Company’s management, the interim information includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods.  The results of operations for the three and six months ended June 30, 2012 are not necessarily indicative of the results to be expected for the year ending December 31, 2012.  The footnote disclosures related to the interim financial information included herein are also unaudited.  Such financial information should be read in conjunction with the consolidated financial statements and related notes thereto as of December 31, 2011 and for the year then ended included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

NOTE 3 - GOING CONCERN

As indicated in the accompanying financial statements, the Company has incurred cumulative net operating losses of $7,008,960 since inception. So far, most of the working capital has been provided by the Company's management team members and their contacts. They have done so since EastBridge's inception and have indicated their continued support for EastBridge; however, there is no assurance that additional funds will be advanced. These matters raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  At June 30, 2012 and December 31, 2011, respectively, cash and cash equivalents include cash on hand and cash in the bank. At times, cash deposits may exceed government-insured limits.

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

A full valuation allowance has been established against all net deferred tax assets as of June 30, 2012 based on estimates of recoverability.  While the Company has optimistic plans for its business strategy, we determined that such a valuation allowance was necessary given the current and expected near term losses and the uncertainty with respect to our ability to generate sufficient profits from our business model.

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

NOTE 6 - INVESTMENTS

Marketable Equity Securities

Marketable equity securities consist of shares in Alpha Lujo, Inc. received by the Company for services rendered.  The following is a summary of available-for-sale marketable securities as of June 30, 2012 and December 31, 2011:

	Cost	Unrealized Gain	Unrealized (Losses)	Market or Fair Value
Equity Securities	$137,082	$-	$(22,847)	$114,235
Total	$137,082	$-	$(22,847)	$114,235

The following is a summary of the net unrealized gains and losses as presented in Other Comprehensive Income as of June 30, 2012 and December 31, 2011:

		Unrealized	Unrealized	Other
	Unrealized	(Losses)	(Losses)	Comprehensive
	Gains	Short Term	Long Term	Income (Loss)
Equity Securities	$-	$(22,847)	$-	$(22,847)
Total	$-	$(22,847)	$-	$(22,847)

The Company did not sell any such securities during the six months ended June 30, 2012 or during the year ended December 31, 2011.

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

NOTE 7 – OTHER LIABILITIES

Disputed Accounts Payable

At June 30, 2012 and December 31, 2011, the Company carried balances totaling $202,020 and $208,350, respectively, owed to various vendors relating to EastBridge’s former business called ATC Technology.  The Company currently considers these balances as in dispute with the vendors and continues to work on a resolution.

Other Current Liabilities

Other current liabilities at June 30, 2012 and December 31, 2011 of $133,334 and $100,000, respectively, consisted of deposits received from a combination of individuals and a trust, which all have agreed to purchase from EastBridge a fixed number of shares of common stock in one of EastBridge’s clients. The remaining $133,000 will be earned by EastBridge as part of a fee arrangement once the clients’ shares are publicly registered or otherwise released to EastBridge as permitted under EastBridge's agreement with the client.

NOTE 8 – LEASES

The Company is leasing office space in Scottsdale, Arizona, under a non-cancelable operating lease agreement, which expired in August 2011, and continues on a month-to-month basis.  In 2010, the Company entered into a lease agreement for housing in Beijing with the CEO’s spouse.  This lease is intended for the employees of the Company while in Beijing and expired December 2011.  Rent expense for the six months ended June 30, 2012 and 2011 was $13,203 and $43,228, respectively.

As of June 30, 2012, all leases have expired and are continuing on a month-to-month basis.

NOTE 9 – RELATED PARTY TRANSACTIONS

The Company received advances from its two officers and a shareholder in the ordinary course of business at a rate of 4.5% interest which is the federal long term interest rate. As of June 30, 2012 and December 31, 2011 advances payable to the Company’s two officers and this shareholder were $8,313 and $110,198, respectively.  As of June 30, 2012 and December 31, 2011 the accrued compensation liability to the officers was $971,929 and $841,929, respectively.

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

In 2010, the Company entered into a lease agreement with the spouse of the Company’s CEO for housing in Beijing.  This lease is intended for the employees of the Company while in Beijing and expired December 2011.  Per the lease agreement the rent is to be paid in shares of the Company’s stock.  For the six months ended June 30, 2012 and 2011, the expense of this lease included in the rent expense in Note 8 was $13,203 and $43,228, respectively.

NOTE 10 – EQUITY

As of June 30, 2012, EastBridge had 156,542,041 shares of no par common stock issued and outstanding with 300,000,000 common shares authorized.

During the three and six months ended June 30, 2012, the Company issued 195,014 and 1,041,766,  shares of common stock, respectively, to consultants for services rendered.  The Company expensed $15,601 and $66,406, respectively, in connection with these issuances based on the quoted market prices on the dates of issuance.

During the three and six months ended June 30, 2012, the Company issued 0 and 910,086,  shares of common stock, respectively, to individuals for $0 and $64,100, respectively, of debt owed by the Company.  The Company benefited $9,495 in connection with these issuances based on the quoted market prices on the date of grant.

During the three and six months ended June 30, 2011, the Company issued 1,085,107 and 2,241,229,  shares of common stock, respectively, to consultants for services rendered.  The Company expensed $84,123 and $220,297 in connection with these issuances based on the quoted market prices on the dates of issuance.

During the three and six months ended June 30, 2011, the Company issued 0 and 971,429,  shares of common stock, respectively, to the CEO’s spouse per the lease agreement described in Note 9.  The Company expensed $0 and $106,857, respectively, in connection with these issuances based on the quoted market prices on the dates of issuance.

NOTE 11 – DEFERRED REVENUE

The following table represents the balance of deferred revenue that has not yet been recognized under the Company’s revenue recognition policies:

	June 30,	June 30,
	2012	2011

Jinkuizi Science & Technology Company	-	(45,000)

Alpha Green Energy Company	-	(112,212)

Kaida Road Construction Company	(73,000)	(73,000)

Huang Wei Pharmaceutical Company	-	(9,559)

AREM Pacific Corporation	(92,985)	(50,485)

Dwarf Technologies	(75,814)	(44,615)

LongWen	(10,035)	-

Deferred Revenue	(251,834)	(334,871)

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

NOTE 13 – STOCK BASED COMPENSATION

2009 Stock Option Plan

During the first quarter of 2009, the Company's Board of Directors approved and adopted the 2009 Stock Option Plan (the "Plan") and designated 10,000,000 of our no par common stock for issuance under the Plan to employees, directors or consultants for EastBridge through either the issuance of shares or stock option grants.  Under the terms of the Plan, stock option grants shall be made with exercise prices not less than 100% of the fair market value of the shares of Common Stock on the grant date.  Since adoption, the Company issued an aggregate of approximately 9.5 million shares of Common Stock under the plan.  These grants were not stock options but instead represent fully vested shares at the date of grant. For the three and six months ended June 30, 2012, the Company issued 195,014 shares of common stock under the 2009 Incentive Plan.

2011 Incentive Stock Option Plan

During the first quarter of 2012, the Company's Board of Directors approved and adopted the 2011 Incentive Stock Option Plan (the "2011 Incentive Plan") and designated 30,000,000 of our no par common stock for issuance under the 2011 Incentive Plan to employees, directors or consultants for EastBridge through either the issuance of shares or stock option grants.  Under the terms of the 2011 Incentive Plan, stock option grants shall be made with exercise prices not less than 100% of the fair market value of the shares of common stock on the grant date.  For the three and six months ended June 30, 2012, the Company issued 0, and 336,752, respectively, shares of common stock under the 2011 Incentive Plan.  All shares were issued to a single vendor in exchange for payable owed.

	Total shares reserved under the plan	Remaining shares available for issuance under the plan
2009 Stock Option Plan	10,000,000	484,276
2011 Incentive Stock Option Plan	30,000,000	29,663,248

NOTE 14 – SEGMENT INFORMATION

The Company operates only one reporting segment.  Substantially all assets are contained in the United States.  Although most of the Company’s business is providing consulting services to foreign companies seeking access to the U.S. capital markets, substantially all revenue generating activities are conducted in the United States.

NOTE 15 – SUBSEQUENT EVENTS

On July 6, 2012, the Company executed a Listing Agreement with Golden Gate Enterprises (“GGE”), a digital advertising company headquartered in Minneapolis, Minnesota, pursuant to which agreement the Company will assist GGE with its growth plans and becoming a public company in the United States.

On July 23, 2012, our client, Wonder International Education and Investment Group Corporation, has successfully started trading on the OTC Bulletin Board under the symbol WIEI.  This will result in recognition of our revenue and deferred revenue in an aggregate amount of approximately $8,500,000 to be recorded in our third quarter financials of 2012.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this Quarterly Report on Form 10-Q, “Company,” "EastBridge," “our company,” “us,” and “our” refer to EastBridge Investment Group Corporation and its subsidiaries unless the context requires otherwise.

The Company's Form 10-K, this and any other Form 10-Q or any Form 8-K of the Company or any other written or oral statements made by or on behalf of the Company may contain forward-looking statements which reflect the Company's current views with respect to future events and financial performance. The words "believe," "expect," "anticipate," "intends," "estimate," "forecast," "project," and similar expressions identify forward-looking statements.  All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new products, services, developments or industry rankings; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing.  Such "forward-looking statements" are subject to risks and uncertainties set forth from time to time in the Company's SEC reports and include, among others, the Risk Factors set forth under Item 1A below and in the Company's Form 10-K for its fiscal year ended December 31, 2011.

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

In 2005, EastBridge decided to exit the mobile video game market and dedicate its activities to providing investment related services in Asia and in the United States, with a strong focus on the high GDP growth countries, such as China, Australia and the U.S.. In China, we are focusing most of our efforts in mainland China.  We provide consulting services to provide viable corporate infrastructure necessary for small to medium-size companies to attract new partners or become U.S. public companies.  EastBridge also assists its clients in structuring joint ventures, wholly owned foreign enterprises, or guaranteed return ventures, and assists in locating investment banking, financial advisory and other financial services as allowed by the local government. EastBridge locates consultants which assist with marketing, sales and strategic planning services for its clients to prepare them to enter the United States market.

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

As of the date of this filing, EastBridge was providing consulting services to eleven clients to assist them with the auditing and legal processes to become public companies in the United States and become listed on a U.S. stock exchange.  Eastbridge is also assisting Cambium Learning, a NASDAQ listed company (symbol: ABCD), and International Air Medical Services, Inc. with locating potential joint venture business partners in China.  To learn more about our clients, review the Company’s Form 10-K (filed with the SEC on March 30, 2012).

On March 12, 2012, the Company entered into two Listing Agreements.  The first agreement is with American C&D Logistics, LLC, a Pennsylvania construction material recycling company, pursuant to which agreement the Company will assist American C&D with its growth plans, including to become a public company in  the U.S.  The second agreement was with Photofunds, Inc. a New Jersey photography company, pursuant to which agreement the Company will assist Photofunds with its growth plans, including becoming a public company in the U.S.

On June 25, 2012, the Company entered into a Listing Agreement with QualityCall Connections, Inc. (“QualityCall”), an Arizona company, pursuant to which agreement the Company will assist QualityCall in with its growth plans, including to become a public company in the U.S.

On July 6, 2012, the Company executed a Listing Agreement with Golden Gate Enterprises (“GGE”), a digital advertising company headquartered in Minneapolis, Minnesota, pursuant to which agreement the Company will assist GGE with its growth plans, including to become a public company in the U.S.

As of March 28, 2012, Chris Klein, an independent contractor of EastBridge, entered into a registered representative agreement with Intellivest Securities, Inc. ("Intellivest").  Intellivest may act as placement agent for private capital financings for our client companies.
EastBridge had formed three subsidiaries which have been consolidated with EastBridge from the date of formation.  As of June 30, 2012 these three subsidiaries have been dissolved.

Results of Operations

Revenues

	Net Revenues
	2012	2011	Change	Percent

Three months ended June 30,	$166,771	$28,000	$138,771	496%
Six months ended June 30,	$166,771	$28,000	$138,771	496%

Duringthe second quarter of 2012 we recorded revenue related to cash payments received from listing agreements becoming non-refundable as the clients terminated the agreements.  These payments totaled $166,771 for the three and six months ended June 30, 2012.

The Company received recordable revenue in the three and six months ending June 30, 2011 of which $20,000 was from client agreements, $5,000 from a month to month arrangement with a client and $3,000 from a onetime assistance service.

General and Administrative Expenses

	General & Administrative Expenses
	2012	2011	Change	Percent

Three months ended June 30,	$313,349	$318,347	$(4,998)	(2)%
Six months ended June 30,	$526,180	$629,669	$(103,489)	(16)%

General and administrative expenses decreased in the three months ended June 30, 2012 as compared to the three months ended June 30, 2011 due to the following:  a decrease in consulting expense of approximately $42,000, rent expense of approximately 11,000 and payroll tax expense of approximately $73,000, partially offset by an increase in fees paid to legal, professional and audit services of approximately $105,000.

General and administrative expenses decreased in the six months ended June 30, 2012 as compared to the six months ended June 30, 2011 due to the following: a decrease in consulting expense of approximately $139,000, rent expense of approximately $30,000, and payroll tax expense of approximately $78,000, partially offset by an increase in fees paid tolegal, professional and audit services of approximately $102,000, and management fees of approximately $37,000.

Sales and Marketing Expenses

	Sales & Marketing Expenses
	2012	2011	Change	Percent

Three months ended June 30,	$24,766	$48,785	$(24,019)	(49)%
Six months ended June 30,	$38,230	$61,652	$(23,422)	(38)%

Sales and marketing expenses decreased in the three months ended June 30, 2012 as compared to the three months ended June 30, 2011 due to a decrease in investor relations expenses of approximately $31,000, partially offset by an increase in market research and travel of $7,000.

Sales and marketing expenses decreased in the six months ended June 30, 2012 as compared to the six months ended June 30, 2011 due to a decrease in investor relations expenses of approximately $35,000, partially offset by an increase in market research and travel of $12,000.

Operating Loss

	Operating Loss
	2012	2011	Change	Percent

Three months ended June 30,	$(171,344)	$(339,132)	$167,788	(49)%
Six months ended June 30,	$(397,639)	$(663,321)	$265,682	(40)%

The decrease in our operating loss for the three and six months ended June 30, 2012 as compared to the three and six months ended June 30, 2011 is primarily due to the increase in revenue and the decreases in general and administrative expenses and sales and marketing expenses, each of which is described above.

Total Other Income (Expense)

	Total Other Income (Expense)
	2012	2011	Change	Percent

Three months ended June 30,	$(272)	$(2,050)	$1,778	(87)%
Six months ended June 30,	$(18,352)	$(6,142)	$(12,210)	199%

In the three months ended June 30, 2012, the decrease was due to decreased interest expense of approximately $1,800.

In the six months ended June 30, 2012, the increase in expense was due to the buyback of the stock subscription of approximately $25,800 partially offset by decreases in interest expense of approximately $7,500 and the gain on extinguishment of debt of approximately $6,000.

Income Tax Provision (Benefit)

	Income Tax Provision (Benefit)
	2012	2011	Change	Percent

Three months ended June 30,	$109	$-	$109	0%
Six months ended June 30,	$109	$-	$109	0%

While we have optimistic plans for our business strategy, we determined that a valuation allowance was necessary given the current and expected near term losses and the uncertainty with respect to our ability to generate sufficient profits from our business model.  Therefore, we established a valuation allowance for all deferred tax assets.

Net Loss

	Net Loss
	2012	2011	Change	Percent

Three months ended June 30,	$(171,725)	$(341,182)	$169,457	(50)%
Six months ended June 30,	$(416,100)	$(669,463)	$253,363	(38)%

Changes in net loss are primarily attributable to changes in operating loss and other income (expense), each of which is described above.

Comprehensive Net Loss

	Comprehensive Net Loss
	2012	2011	Change	Percent

Three months ended June 30,	$(171,725)	$(443,994)	$272,269	(61)%
Six months ended June 30,	$(438,947)	$(623,769)	$184,822	(30)%

For the three months ended June 30, 2012, we did not record an unrecognized loss on investments.  For the three months ended June 30, 2011, we recorded an unrecognized loss on investments of approximately $103,000.

For the six months ended June 30, 2012, we recorded an unrecognized loss on investments of approximately $23,000. For the six months ended June 30, 2011, we recorded an unrecognized gain on investments of approximately $46,000.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $498,458 and $140,379 for the six months ended June 30, 2012 and 2011, respectively.  The increase is mainly attributable to decreases in stock issued for services of approximately $320,000, decreases in working capital and other current assets of approximately $292,000, partially offset by the decrease in our net loss of approximately $253,000.

Our primary source of cash inflows has historically been from our clients.  Since late 2009, we received advance payments inshares of client companies whose listings are expected to be completed in 2012 and 2013.  As of June 30, 2012 and 2011, no single clientaccounted for greater than 10% of accounts receivable as part of the agreements require deposits in advance rather than billing after the fact.

Cash provided by (used in) financing activities was $(42,720) and $124,595 for the six months ended June 30, 2012 and 2011, respectively. During the six months ended June 30, 2012, we repaid affiliates $46,120 partially offset by $3,400 that was advanced from affiliates.  During the six months ended June 30, 2011, we made repayments of $18,750 on our line of credit, offset by $143,345 of amounts advanced from affiliates.

We had working capital of $(1,680,094) as of June 30, 2012 compared to $(1,368,139) as of December 31, 2011.  Our cash position decreased to $61,569 at June 30, 2012 compared to $602,747 at December 31, 2011, as we had a decrease in cash flows from operations, and by financing activities.   We have also decreased our accounts payable since December 31, 2011.

Our monthly cash requirement amount is approximately $40,000, and as of June 30, 2012, cash on hand would fund operations for approximately two months.  For the six months ended June 30, 2012, we have decreased deferred revenue by approximately $124,270 as compared to the six months ended June 30, 2011, as a result of revenue recognition of $166,771 partially offset by $42,501 of additional cash deposits on listing agreements.  Management expects that the Company will need to continue to rely on loans from shareholders or other affiliated parties until such time as the Company begins generating revenue.

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

b) Changes in Internal Control over Financial Reporting.

During the quarter ended June 30, 2012, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended June 30, 2012, we did not issue any securities not registered under the Securities Act by reason of the exemption afforded under Section 4(2) of the Securities Act of 1933. No underwriting discounts or commissions were paid with respect to any transactions.

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

EastBridge Investment Group Corporation

Dated - August 13, 2012	By:	/s/ Keith Wong
Keith Wong
Chief Executive Officer
(Principal Executive Officer)

Dated - August 13, 2012	By:	/s/ Norman Klein
Norman Klein
Chief Financial Officer
(Principal Financial and Accounting Officer)