Form 10-Q
period 2012-09-30
EastBridge Investment Group Corp
filed 2012-11-09
CIK 1378624

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Large accelerated filer    ☐  Accelerated filer    ☐  Non–Accelerated filer    ☐  Smaller Reporting Company    ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act).  Yes   ☐    No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November_6, 2012
Common stock, no par value	156,692,041

EastBridge Investment Group Corporation

PART I – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

EASTBRIDGE INVESTMENT GROUP CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2012	2011
	(Unaudited)

Assets
Cash	$-	$602,747
Other assets	50,000	-
Total current assets	50,000	602,747

Investments	6,686,816	942,483
Total assets	$6,736,816	$1,545,230

Liabilities and Stockholders' Equity

Liabilities:
Bank overdraft	$41,075	$-
Accounts payable	212,649	189,296
Disputed accounts payable	199,150	208,350
Accrued expenses	1,165,665	982,003
Deferred revenue	2,866,777	376,104
Advances payable to related party	35,135	115,133
Other current liabilities	33,334	100,000
Total current liabilities	4,553,785	1,970,886

Total liabilities	4,553,785	1,970,886

Stockholders' equity:
Preferred stock series A, no par value, 50,000,000 shares
authorized; none issued and outstanding
as of September 30, 2012 and December 31, 2011, respectively	-	-

Preferred stock series B, no par value, 50,000,000 shares
authorized; none issued and outstanding
as of September 30, 2012 and December 31, 2011, respectively	-	-

Common stock, no par value, 300,000,000 shares authorized;
156,692,041 and 154,590,189 issued and outstanding
as of September 30, 2012 and December 31, 2011, respectively	6,323,813	6,190,051

Accumulated deficit	(4,095,088)	(6,592,860)
Accumulated other comprehensive loss	(45,694)	(22,847)
Total stockholders' equity	2,183,031	(425,656)

Total liabilities and stockholder's equity	$6,736,816	$1,545,230

The accompanying notes are an integral part of these condensed consolidated financial statements.

EASTBRIDGE INVESTMENT GROUP CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Revenues	$5,887,057	$3,000	$6,053,828	$31,000

Cost of services	-	-	-	-

Gross profit	5,887,057	3,000	6,053,828	31,000

Operating expenses:
General and administrative	301,190	348,032	827,369	977,701
Selling and marketing	21,906	13,677	60,137	75,328
Total operating expenses	323,096	361,709	887,506	1,053,029
Operating income (loss)	5,563,961	(358,709)	5,166,322	(1,022,029)

Other (income) expense
Interest expense	501	1,853	(902)	7,899
Interest income	(100)	-	(100)	-
Gain on extinguishment of debt	-	(52,688)	(6,128)	(52,688)
Other (income) expense	400,000	(232,852)	425,883	(232,757)
Total other (income) expense	400,401	(283,687)	418,753	(277,546)
Income (loss) before taxes	5,163,560	(75,022)	4,747,569	(744,483)

Income tax provision	-	-	109	-
Net income (loss)	$5,163,560	$(75,022)	$4,747,460	$(744,483)
Other comprehensive income (loss):
Unrecognized gain (loss) on investments	(22,847)	(79,965)	(45,694)	(34,271)
Comprehensive net income (loss)	$5,140,713	$(154,987)	$4,701,766	$(778,754)

Earnings per share:
Basic and diluted	$0.03	$-	$0.03	$-

Weighted average common shares outstanding:
Basic and diluted	156,628,454	152,968,308	155,966,016	151,416,592

The accompanying notes are an integral part of these condensed consolidated financial statements.

EASTBRIDGE INVESTMENT GROUP CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$4,747,460	$(744,483)
Adjustments to reconcile net loss to net cash
used in operating activities:
Common stock issued for services	43,350	382,363
Gain on the extinguishment of debt	(6,128)	(52,688)
Value of investment stock received for services	(8,016,868)	80,591
Changes in operating assets and liabilities:
Other current assets	(50,000)	(12,750)
Bank overdrafts	41,075	-
Accounts payables	55,793	(157,238)
Accrued liabilities	174,462	332,407
Deferred revenue	2,490,673	31,198
Other current liabilities	(66,666)	(53,000)
Net cash used in operating activities	(586,849)	(193,600)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of line of credit	-	(18,750)
Repayment of advances from affiliate	(46,120)	-
Advances from affiliate	30,222	162,804
Net cash provided by (used in) financing activities	(15,898)	144,054

DECREASE IN CASH	(602,747)	(49,546)
CASH, BEGINNING OF PERIOD	602,747	49,898
CASH, END OF PERIOD	$-	$352

SUPPLEMENTAL CASH FLOW INFORMATION

Interest paid	$951	$4,560
Issuance of company stock for accrued liabilities and advances	$32,440	$7,071
Debt extinguished with issuance of company stock	$64,100	$152,900
Distribtuion of investment stock as dividend	$2,249,688	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

EASTBRIDGE INVESTMENT GROUP CORPORATION
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
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

In 2005, EastBridge decided to exit the mobile video game market and dedicate its activities to providing consulting services in Asia and in the United States.  EastBridge is one of a small group of United States companies solely concentrated in marketing consulting services to closely held small to mid-size Asian and American companies that require these services for expansion. EastBridge has ten clients as of the date of this filing, that it is assisting in becoming public companies in the United States and obtaining listings for their stock on a U.S. stock exchange or over-the-counter market.  EastBridge had formed three subsidiaries which have been consolidated with EastBridge from the date of formation as further described below.  As of September 30, 2012 these three subsidiaries were dissolved.

NOTE 2 - BASIS OF PRESENTATION

The accompanying condensed consolidated balance sheet as of December 31, 2011, which has been derived from audited consolidated financial statements, and the accompanying unaudited condensed consolidated financial statements as of September 30, 2012 and for the three and nine months ended September 30, 2012 and September 30, 2011, have been prepared in accordance with generally accepted accounting principles for interim financial information.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for audited financial statements. In the opinion of the Company’s management, the interim information includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods.  The results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of the results to be expected for the year ending December 31, 2012.  The footnote disclosures related to the interim financial information included herein are also unaudited.  Such financial information should be read in conjunction with the consolidated financial statements and related notes thereto as of December 31, 2011 and for the year then ended included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

NOTE 3 - GOING CONCERN

As indicated in the accompanying financial statements, the Company has incurred cumulative net operating losses of $4,095,088 since inception. So far, most of the working capital has been provided by the Company's management team members and their contacts. They have done so since EastBridge's inception and have indicated their continued support for EastBridge; however, there is no assurance that additional funds will be advanced. These matters raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Revenue Recognition

The Company utilizes the guidance set forth in the Securities and Exchange Commission's Staff Accounting Bulletin (SAB) No. 104, regarding the recognition, presentation and disclosure of revenue in its financial statements.  The Company engages in listing contracts with its clients which provide for the payment of fees, either in cash or equity, upon the achievement of certain milestones by the client, including the successful completion of a financial statement audit, the successful listing on a national stock exchange or over-the-counter market and the maintenance of ongoing 1934 Act reporting requirements with the Securities and Exchange Commission.  In some instances, payment may be made in advance of performance; however, such payment is often refundable in the event that milestones are not reached.   The Company recognizes revenue on a systematic basis as milestones are reached in accordance with FASB’s Accounting Standards Codification (“ASC”) (“605-28-25”).  Such guidance stipulates that revenue be recognized for individual elements in a multiple deliverable arrangement using the relative selling price method.  The Company relies on internal estimates of the relative selling price of each element as objective third-party evidence is unattainable.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  At September 30, 2012 and December 31, 2011, respectively, cash and cash equivalents include cash on hand and cash in the bank. At times, cash deposits may exceed government-insured limits.

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

A full valuation allowance has been established against all net deferred tax assets as of September 30, 2012 based on estimates of recoverability.  While the Company has optimistic plans for its business strategy, we determined that such a valuation allowance was necessary given the current and expected near term losses and the uncertainty with respect to our ability to generate sufficient profits from our business model.

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

Basic and Diluted Net Income (Loss) Per Share

Net income (loss) per share was computed by dividing the net loss by the weighted average number of common shares outstanding during the period.  The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding.  Diluted net loss per share for the Company is the same as basic net loss per share, as has not issued any dilutive securities.

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

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements (“ASU 2011-04”) in GAAP and International Financial Reporting Standards (“IFSR”). Under ASU 2011-04, the guidance amends certain accounting and disclosure requirements related to fair value measurements to ensure that fair value has the same meaning in GAAP and IFRS and that their respective fair value measurement and disclosure requirements are the same. ASU 2011-04 is effective for public entities during interim and annual periods beginning after December 15, 2011. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income” (“ASU 2011-05”). ASU 2011-05 requires companies to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The provisions of ASU 2011-05 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of ASU 2011-05 did not affect the consolidated financial position, results of operations or cash flows of the Company.

NOTE 5 - OTHER CURRENT ASSETS

Short Term Note
In the first quarter of 2012 the Company provided cash to a client in exchange for a short term note.  The note matures upon demand of the Company, but not less than 6 months.  The note carries a fixed interest amount of $10,000.  The Company plans to call the note in the fourth quarter of 2012.

NOTE 6 - INVESTMENTS

Marketable Equity Securities

Marketable equity securities consist of shares in Alpha Lujo, Inc. and Wonder International Education & Investment Group Corporation (Wonder) received by the Company for services rendered.  The following is a summary of available-for-sale marketable securities as of September 30, 2012 and December 31, 2011:

September 30, 2012	Cost	Unrealized Gain	Unrealized (Losses)	Market or Fair Value
Equity securities	$5,887,395	$-	$(45,694)	$5,841,701
Total	$5,887,395	$-	$(45,694)	$5,841,701

December 31, 2011	Cost	Unrealized Gain	Unrealized (Losses)	Market or Fair Value
Equity securities	$137,082	$-	$(22,847)	$114,235
Total	$137,082	$-	$(22,847)	$114,235

The following is a summary of the net unrealized gains and losses as presented in Other Comprehensive Income as of September 30, 2012 and December 31, 2011:

		Unrealized	Unrealized	Other
September 30, 2012	Unrealized	(Losses)	(Losses)	Comprehensive
	Gains	Short Term	Long Term	Income (Loss)
Equity securities	$-	$(45,694)	$-	$(45,694)
Total	$-	$(45,694)	$-	$(45,694)

		Unrealized	Unrealized	Other
December 31, 2011	Unrealized	(Losses)	(Losses)	Comprehensive
	Gains	Short Term	Long Term	Income (Loss)
Equity securities	$-	$(22,847)	$-	$(22,847)
Total	$-	$(22,847)	$-	$(22,847)

The Company  sold 200,000 shares of Wonder securities during the three and nine months ended September 30, 2012 resulting in a realized loss of $400,000. The Company did not sell any such securities during the year ended December 31, 2011.

In, 2012, the Company did issue 899,875 shares of Wonder as a dividend, with a value of $2,249,688.

Non-marketable Equity Securities

Non-marketable equity securities consist of shares of Tsingda eEDU Corp. received by the Company for services rendered during 2010.  These shares are carried at a cost of $1,477,000 which was estimated to be the value of the securities at the date of receipt.

In 2011, the Company issued 300,018 shares of Tsingda to the shareholders of the Company as a dividend, with a value of $284,074.  The Company also exchanged 26,875 shares of Tsingda for cash, per subscription agreements the Company had entered into with a cost of $19,086.  The Company exchanged 86,603 shares of Tsingda for outstanding liabilities with a cost of $61,504.

In 2012, the Company repurchased one of the subscription agreements for 23,750 shares of Tsingda.  Those shares were recorded at the original carrying value of $16,867.

NOTE 7 – OTHER LIABILITIES

Disputed Accounts Payable

At September 30, 2012 and December 31, 2011, the Company carried balances totaling $199,150 and $208,350, respectively, owed to various vendors relating to EastBridge’s former business called ATC Technology.  The Company currently considers these balances as in dispute with the vendors and continues to work on a resolution.

Other Current Liabilities

Other current liabilities at September 30, 2012 and December 31, 2011 of $33,334 and $100,000, respectively, consisted of deposits received from a combination of individuals and a trust, which all have agreed to purchase from EastBridge a fixed number of shares of common stock in one of EastBridge’s clients. The remaining $33,000 will be earned by EastBridge as part of a fee arrangement once the clients’ shares are publicly registered or otherwise released to EastBridge as permitted under EastBridge's agreement with the client.

NOTE 8 – LEASES

Rent expense for the nine months ended September 30, 2012 and 2011 was $20,872 and $65,262, respectively, including events to related parties described in Note 9.

As of September 30, 2012, all leases have expired and are continuing on a month-to-month basis.

NOTE 9 – RELATED PARTY TRANSACTIONS

The Company received advances from its two officers and a shareholder in the ordinary course of business at a rate of 4.5% interest which is the federal long term interest rate. As of September 30, 2012 and December 31, 2011 advances payable to the Company’s two officers and this shareholder were $35,135 and $110,198, respectively.  As of September 30, 2012 and December 31, 2011 the accrued compensation liability to the officers was $1,076,929 and $841,929, respectively.

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

In 2010, the Company entered into a lease agreement with the spouse of the Company’s CEO for housing in Beijing.  This lease is intended for the employees of the Company while in Beijing and expired December 2011.  Per the lease agreement the rent is to be paid in shares of the Company’s stock.  For the nine months ended September 30, 2012 and 2011, the expense of this lease included in the rent expense in Note 8 was $- and $38,250, respectively.

NOTE 10 – EQUITY

As of September 30, 2012, EastBridge had 156,692,041 shares of no par common stock issued and outstanding with 300,000,000 common shares authorized.

During the three and nine months ended September 30, 2012, the Company issued 150,000 and 1,191,766,  shares of common stock, respectively, to consultants for services rendered.  The Company expensed $7,750 and $74,156, respectively, in connection with these issuances based on the quoted market prices on the dates of issuance.

During the three and nine months ended September 30, 2012, the Company issued zero and 910,086, shares of common stock, respectively, to individuals for $- and $64,100, respectively, of debt owed by the Company.  The Company recognized a gain of $9,495 in connection with these issuances based on the quoted market prices on the date of grant.

During the three and nine months ended September 30, 2012, the company issued a dividend of investments as discussed in Note 6, with a value of $2,249,688

During the three and nine months ended September 30, 2011, the Company issued zero and 1,185,145 shares of common stock, respectively, to consultants for services rendered.  The Company expensed $- and $108,734 in connection with these issuances based on the quoted market prices on the dates of issuance.

During the three and nine months ended September 30, 2011, the Company issued zero and 971,429 shares of common stock, respectively, to the CEO’s spouse per the lease agreement described in Note 9.  The Company expensed $- and $106,857, respectively, in connection with these issuances based on the quoted market prices on the dates of issuance.

NOTE 11 – DEFERRED REVENUE

The following table represents the balance of deferred revenue that has not yet been recognized under the Company’s revenue recognition policies:

	September 30,	September 30,
	2012	2011

Jinkuizi Science & Technology Company	-	(45,000)

Alpha Green Energy Company	-	(112,212)

Kaida Road Construction Company	(73,000)	(73,000)

Huang Wei Pharmaceutical Company	-	(9,559)

AREM Pacific Corporation	(92,985)	(50,485)

Dwarf Technologies	(75,814)	(75,813)

LongWen	(10,035)	-

Wonder International	(2,614,943)	-

Deferred Revenue	(2,866,777)	(366,069)

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

NOTE 13 – STOCK BASED COMPENSATION

2009 Stock Option Plan
During the first quarter of 2009, the Company's Board of Directors approved and adopted the 2009 Stock Option Plan (the "Plan") and designated 10,000,000 of our no par common stock for issuance under the Plan to employees, directors or consultants for EastBridge through either the issuance of shares or stock option grants.  Under the terms of the Plan, stock option grants shall be made with exercise prices not less than 100% of the fair market value of the shares of Common Stock on the grant date.  Since adoption, the Company issued an aggregate of approximately 9.5 million shares of Common Stock under the plan.  These grants were not stock options but instead represent fully vested shares at the date of grant. For the three and nine months ended September 30, 2012, the Company issued 25,000 and 220,014 shares of common stock under the 2009 Incentive Plan.

2011 Incentive Stock Option Plan
During the first quarter of 2012, the Company's Board of Directors approved and adopted the 2011 Incentive Stock Option Plan (the "2011 Incentive Plan") and designated 30,000,000 of our no par common stock for issuance under the 2011 Incentive Plan to employees, directors or consultants for EastBridge through either the issuance of shares or stock option grants.  Under the terms of the 2011 Incentive Plan, stock option grants shall be made with exercise prices not less than 100% of the fair market value of the shares of common stock on the grant date.  For the three and nine months ended September 30, 2012, the Company issued zero, and 336,752, respectively, shares of common stock under the 2011 Incentive Plan.  All shares were issued to a single vendor in exchange for payable owed.

	Total shares reserved under the plan	Remaining shares available for issuance under the plan
2009 Stock Option Plan	10,000,000	459,276
2011 Incentive Stock Option Plan	30,000,000	29,663,248

NOTE 14 – SEGMENT INFORMATION

The Company operates only one reporting segment.  Substantially all assets are contained in the United States.  Although the Company’s business is providing consulting services to foreign companies seeking access to the U.S. capital markets, substantially all revenue generating activities are conducted in the United States.

NOTE 15 – SUBSEQUENT EVENTS

The Company evaluated subsequent events through November 09, 2012 which is the date the financial statements were issued.  There were no subsequent events that required recognition or disclosure.

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

Overview

We provide investment related services in Asia and in the United States, with a strong focus on the high GDP growth countries, such as China, Australia and the U.S. In China, we are focusing most of our efforts in mainland China.  We provide consulting services to provide viable corporate infrastructure necessary for small to medium-size companies to access capital markets.  EastBridge also assists its clients in structuring joint ventures, wholly owned foreign enterprises, or guaranteed return ventures, and assists in locating investment banking, financial advisory and other financial services as allowed by the local government. EastBridge locates consultants which assist with marketing, sales and strategic planning services for its clients to prepare them to enter the United States market.

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

As of the date of this filing, EastBridge was providing consulting services to ten clients to facilitate the auditing and legal processes to become public companies in the United States and become listed on a U.S. stock exchange.  Eastbridge is also assisting International Air Medical Services, Inc. with locating potential joint venture business partners in China.  To learn more about our clients, review the Company’s Form 10-K (filed with the SEC on March 30, 2012).

On March 12, 2012, the Company entered into two Listing Agreements.  The first agreement is with American C&D Logistics, LLC, a Pennsylvania construction material recycling company, pursuant to which agreement the Company will assist American C&D with its growth plans.  The second agreement was with Photofunds, Inc. a New Jersey photography company, pursuant to which agreement the Company will assist Photofunds with its growth plans.

On June 25, 2012, the Company entered into a Listing Agreement with QualityCall Connections, Inc. (“QualityCall”), an Arizona company, pursuant to which agreement the Company will assist QualityCall in with its growth plans.

On July 6, 2012, the Company executed a Listing Agreement with Golden Gate Enterprises (“GGE”), a digital advertising company headquartered in Minneapolis, Minnesota, pursuant to which agreement the Company will assist GGE with its growth plans.

As of March 28, 2012, Chris Klein, an independent contractor of EastBridge, entered into a registered representative agreement with Intellivest Securities, Inc. ("Intellivest").  Intellivest may act as placement agent for private capital financings for our client companies.  This agreement expired on September 30, 2012.

EastBridge had formed three subsidiaries which have been consolidated with EastBridge from the date of formation.  As of September 30, 2012 these three subsidiaries have been dissolved.

Results of Operations

Revenues

	Net Revenues
	2012	2011	Change	Percent

Three months ended September 30,	$5,887,057	$3,000	$5,884,057	196135%
Nine months ended September 30,	$6,053,828	$31,000	$6,022,828	19428%

During the third quarter of 2012 we recorded revenue related to stock payments received from listing agreements with Wonder becoming earned as the client was successfully listed.  These payments totaled $5,885,057 for the three and nine months ended September 30, 2012.  Additionally, we recorded revenue related to cash payments received from listing agreements becoming non-refundable as the clients terminated the agreements.  These payments totaled $0 and $166,771 for the three and nine months ended September 30, 2012.

We received recordable revenue in the three and nine months ending September 30, 2011 of which $20,000 was from client agreements, $8,000 from a month to month arrangement with a client and $3,000 from a onetime assistance service.

General and Administrative Expenses

	General & Administrative Expenses
	2012	2011	Change	Percent

Three months ended September 30,	$301,190	$348,032	$(46,842)	(13)%
Nine months ended September 30,	$827,369	$977,701	$(150,332)	(15)%

General and administrative expenses decreased in the three months ended September 30, 2012 as compared to the three months ended September 30, 2011 due to the following:  a decrease in consulting expense of approximately $55,000, rent expense of approximately $14,000 and other expense of approximately $14,000, partially offset by an increase in fees paid to legal, professional and audit services of approximately $19,000 and payroll expense of approximately $18,000.

General and administrative expenses decreased in the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011 due to the following: a decrease in consulting expense of approximately $195,000, rent expense of approximately $44,000, and payroll expense of approximately $10,000, partially offset by an increase in fees paid to legal, professional and audit services of approximately $108,000.

Sales and Marketing Expenses

	Sales & Marketing Expenses
	2012	2011	Change	Percent

Three months ended September 30,	$21,906	$13,677	$8,229	60%
Nine months ended September 30,	$60,137	$75,328	$(15,191)	(20)%

Sales and marketing expenses decreased in the three months ended September 30, 2012 as compared to the three months ended September 30, 2011 due to an increase in market research and travel of $7,000, and investor relations expenses of approximately $31,000.

Sales and marketing expenses decreased in the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011 due to a decrease in investor relations expenses of approximately $32,000, partially offset by an increase in market research and travel of $17,000.

Operating Income (Loss)

	Operating Income (Loss)
	2012	2011	Change	Percent

Three months ended September 30,	$5,563,961	$(358,709)	$5,922,670	(1651)%
Nine months ended September 30,	$5,166,322	$(1,022,029)	$6,188,351	(605)%

The increase in our operating income for the three and nine months ended September 30, 2012 as compared to the three and nine months ended September 30, 2011 is primarily due to the increase in revenue and the decreases in general and administrative expenses and sales and marketing expenses, each of which is described above.

Total Other Income (Expense)

	Total Other Income (Expense)
	2012	2011	Change	Percent

Three months ended September 30,	$(400,401)	$283,687	$(684,088)	(241)%
Nine months ended September 30,	$(418,753)	$277,546	$(696,299)	(251)%

In the three months ended September 30, 2012, the decrease was due to a loss on the exchange of investment of approximately $400,000 and decreased interest expense of approximately $1,500. In the three months ended September 30, 2011, we had a gain on exchange of investments of approximately $232,000, and gain on the extinguishment of debt of approximately $52,700.

In the nine months ended September 30, 2012, the decrease in expense was due to a loss on the exchange of investments of approximately $400,000, the buyback of the stock subscription of approximately $25,800, and the gain on extinguishment of debt of approximately $47,000 partially offset by decreases in interest expense of approximately $9,000 and the gain on extinguishment of debt of approximately $6,000. In the nine months ended September 30, 2011, we had a gain on the exchange of investments of approximately $232,000.

Income Tax Provision (Benefit)

	Income Tax Provision (Benefit)
	2012	2011	Change	Percent

Three months ended September 30,	$-	$-	$-	0%
Nine months ended September 30,	$109	$-	$109	0%

While we have optimistic plans for our business strategy, we determined that a valuation allowance was necessary given the prior losses and the uncertainty with respect to our ability to generate sufficient profits from our business model.  Therefore, we established a valuation allowance for all deferred tax assets.

Net Income (Loss)

	Net Income (Loss)
	2012	2011	Change	Percent

Three months ended September 30,	$5,163,560	$(75,022)	$5,238,582	(6983)%
Nine months ended September 30,	$4,747,460	$(744,483)	$5,491,943	(738)%

Changes in net income are primarily attributable to changes in operating loss and other income (expense), each of which is described above.

Comprehensive Net Income (Loss)

	Comprehensive Net Income (Loss)
	2012	2011	Change	Percent

Three months ended September 30,	$5,140,713	$(154,987)	$5,295,700	(3417)%
Nine months ended September 30,	$4,701,766	$(778,754)	$5,480,520	(704)%

For the three months ended September 30, 2012, we recorded an unrecognized loss on investments of $22,847.  For the three months ended September 30, 2011, we recorded an unrecognized loss on investments of approximately $80,000.

For the nine months ended September 30, 2012, we recorded an unrecognized loss on investments of approximately $22,847. For the nine months ended September 30, 2011, we recorded an unrecognized gain on investments of approximately $34,000.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $586,849 and $193,600 for the nine months ended September 30, 2012 and 2011, respectively.  The increase is mainly attributable to decreases in stock issued for services of approximately $8,390,000, partially offset by the increase in our net income of approximately $5,492,000, and increases in working capital and other current assets of approximately $2,504,000.

Our primary source of cash inflows has historically been from our clients.  Since late 2009, we received advance payments in shares of client companies whose listings are expected to be completed in 2012 and 2013.  As of September 30, 2012 and 2011, no single client accounted for greater than 10% of accounts receivable as part of the agreements require deposits in advance rather than billing after the fact.

Cash provided by (used in) financing activities was $(15,898) and $144,054 for the nine months ended September 30, 2012 and 2011, respectively. During the nine months ended September 30, 2012, we repaid affiliates $46,120 partially offset by $30,222 that was advanced from affiliates.  During the nine months ended September 30, 2011, we made repayments of $18,750 on our line of credit, offset by $162,804 of amounts advanced from affiliates.

We had working capital of $(4,503,785) as of September 30, 2012 compared to $(1,368,139) as of December 31, 2011.  Our cash position decreased to $0 at September 30, 2012 compared to $602,747 at December 31, 2011, as we had a decrease in cash flows from operations, and by financing activities.   We have also decreased our accounts payable since December 31, 2011.

Our monthly cash requirement is approximately $40,000, and as of September 30, 2012, cash on hand would not fund operations.  Subsequently, we have received additional cash to continue funding operations for several months.  For the nine months ended September 30, 2012, we have increased deferred revenue by approximately $2,500,000 as compared to the nine months ended September 30, 2011, as a result of revenue recognition of investment stock received in payment of approximately $2,615,000 and $42,501 of additional cash deposits on listing agreements, partially offset by recognition of previous cash deposits of $166,771.

In the past, we have received cash through loans extended by our management to the Company and through sales of shares of common stock to individual investors.  As we are a consulting company with no proprietary technology it is doubtful we will obtain capital from institutional or other sources and will need to rely on our officers for cash infusions, which they are under no obligation to provide.  As much of our revenue will come through sales of equity in our clients it may be several months until we obtain positive cash flows as this will occur only if and when our clients have registration statements cleared by the SEC which include client shares of common stock owned by the Company and these clients become listed on U.S. stock exchanges or over-the-counter markets. Currently, we have had a successful listing and will be able to generate cash from our investment shares subject to certain limitations on the volume of shares.

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

b) Changes in Internal Control over Financial Reporting.

During the quarter ended September 30, 2012, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the nine months ended September 30, 2012, we did not issue any securities not registered under the Securities Act by reason of the exemption afforded under Section 4(2) of the Securities Act of 1933. No underwriting discounts or commissions were paid with respect to any transactions.

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

EastBridge Investment Group Corporation

Dated: November 9, 2012	By:	/s/ Keith Wong
Keith Wong
Chief Executive Officer (Principal Executive Officer)

Dated: November 9, 2012	By:	/s/ Norman Klein
Norman Klein
Chief Financial Officer (Principal Financial and Accounting Officer)