Form 10-K
period 2012-12-31
Cellular Biomedicine Group, Inc.
filed 2013-04-04
CIK 1378624

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

———————
FORM 10-K
———————

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2012
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from N/A to N/A

Commission File Number:  0-52282

———————
CELLULAR BIOMEDICINE GROUP, INC.
(Exact name of registrant as specified in its charter)
———————
Delaware	86-1032927
State of Incorporation	IRS Employer Identification No.

530 University Avenue, #17
Palo Alto, California, 94301

(Address of principal executive offices)

(650) 566-5064
(Registrant's telephone number)

Securities registered pursuant to Section 12(b) of the Exchange Act:
None

Securities registered pursuant to Section 12(g) of the Exchange Act:
Common Stock, par value $.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes  ☑ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes  ☑ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No 

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes  ☑ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter – $17,219,625 as of June 30, 2012.

State the number of shares outstanding of each of the issuer's classes of equity securities, as of the latest practicable date: As of March 25, 2013, there were 5,361,876 shares of common stock, par value $.001 per share issued and outstanding and no preferred stock, par value $.001 per share, issued and outstanding.

Documents Incorporated By Reference –None

CELLULAR BIOMEDICINE GROUP, INC.
FORM 10-K ANNUAL REPORT
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012

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

The risks included herein are not exhaustive. This annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other documents filed with the SEC include additional factors which could impact the Company's business and financial performance. Moreover, the Company operates in a rapidly changing and competitive environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors. Further, it is not possible to assess the impact of all risk factors on the Company's business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Readers are cautioned not to place undue reliance on such forward-looking statements as they speak only of the Company's views as of the date the statement was made.  The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

ITEM 1.	BUSINESS.

As used in this annual report, "we", "us", "our", "CBMG", "Company" or "our company" refers to Cellular Biomedicine Group, Inc. and, unless the context otherwise requires, all of its subsidiaries.

Overview

As of the first quarter of 2013, our principal line of business is in the field of biomedicine.  Specifically, through our wholly owned subsidiary Cellular Biomedicine Group Ltd. (BVI), we are involved in the development of new treatments for cancerous and degenerative diseases utilizing proprietary cell technologies, which include, without limitation, (i) TC-DC (tumor cell specific dendritic cells) for treatment of a broad range of cancers, (ii) haMPC (human adipose-derived mesenchymal progenitor cells) for treatment of joint disease, (iii) huMPC (human umbilical cord-derived mesenchymal progenitor cells), and (iv) MNP (human embryo-derived motor neuron precursor cells) and NP (human embryo-derived neuronal precursor cells) for treatment of central nervous system diseases.  Leading up to our recent change of control, we were primarily engaged in financial consulting.  We continue to operate our financial consulting business under a wholly owned subsidiary, as discussed in further detail below.

Corporate History

Cellular Biomedicine Group, Inc., a Delaware corporation (formerly known as EastBridge Investment Group Corporation), was originally incorporated in the State of Arizona on June 25, 2001.  The Company's principal activity through June 30, 2005 was to manufacture mobile entertainment products.

In 2005, the Company decided to exit the mobile entertainment market and dedicate its activities to providing investment related services in Asia, with a strong focus on high GDP growth countries, such as China.  The Company concentrated its efforts in the Far East (Hong Kong, mainland China, Australia) and in the United States.  We have and continue (as a subsidiary of CBMG)  to provide consulting services necessary for small to medium-size companies to obtain capital to grow their business.  The Company assists its clients in locating investment banking, financial advisory and other financial services necessary to become public companies in the United States or find joint venture partners or raise capital to expand their businesses.  The Company locates consultants which assist with marketing, sales and strategic planning services for its clients to prepare them to enter the United States capital market.

Merger with CBMG BVI

On November 13, 2012, EastBridge Investment Group Corporation, an Arizona corporation (“EastBridge”), CBMG Acquisition Limited, a British Virgin Islands company and the Company’s wholly-owned subsidiary (“Merger Sub”) and Cellular Biomedicine Group Ltd. (“CBMG BVI”), a British Virgin Islands company, entered into a Merger Agreement, pursuant to which CBMG BVI was the surviving entity in a merger with Merger Sub whereby CBMG BVI became a wholly-owned subsidiary of the Company (the "Merger"). The Merger was consummated on February 6, 2013 (the “Closing Date”).  Upon consummation of the Merger, CBMG BVI shareholders were issued 3,638,932 shares of common stock, par value $0.001 per share, of the Company (the “Company Common Stock”) constituting approximately 70% of the outstanding stock of the Company on a fully-diluted basis and the then current Company shareholders retained 30% of the Company on a fully-diluted basis.  Specifically, each of CBMG BVI’s ordinary shares (“CBMG BVI Ordinary Shares”) were converted into the right to receive 0.020019 shares of Company Common Stock.

A copy of the plan of acquisition, consisting of the Agreement and Plan of Merger dated November 13, 2012 and Amendments 1, 2 and 3 thereto; were included as Exhibits 2.1, 2.2, 2.3 and 2.4 to the Current Report on Form 8-K, filed by the Company on February 12, 2013.

Also in connection with the Merger, the Company created a new Delaware subsidiary named EastBridge Investment Corp. (“EastBridge Sub”).  Pursuant to a Contribution Agreement by and between the Company and EastBridge Sub dated February 5, 2013, the Company contributed all of its then current assets and liabilities to EastBridge Sub which continued the business and operations of the Company at the subsidiary level.  A copy of the Contribution Agreement is attached as Exhibit 10.1 the Current Report on Form 8-K filed by the Company on February 12, 2013.

As a result of the Merger, the Company now has two operating subsidiaries: EastBridge Sub and CBMG (BVI) (which in turn has its own subsidiaries).

In connection with the Merger, effective on March 5, 2013, the Company (formerly named “EastBridge Investment Group Corporation”) changed its name to “Cellular Biomedicine Group, Inc.” In addition in March 2013 we changed our corporate headquarters to 530 University Avenue, #17 in Palo Alto, California.

Reorganization and Share Exchange

Effective January 18, 2013, the Company completed its reincorporation from the State of Arizona to the State of Delaware (the “Reincorporation”). In connection with the Reincorporation, the Company exchanged every 100 shares of the Arizona entity for 1 share of the successor Delaware entity, with the same effect as a 1:100 reverse stock split, which became effective on January 31, 2013. Please refer to the Current Report on Form 8-K, filed by the Company on January 25, 2013. All share and per share information in this Annual Report, unless otherwise specified, reflects this reverse split.

Corporate Structure

Our corporate structure is illustrated in the following diagram:

BIOMEDICINE BUSINESS

Our biomedicine business was founded in 2009 as a newly formed specialty biomedicine company by a team of seasoned Chinese-American executives, scientists and doctors.  In 2010 we established a GMP facility in Wuxi, and in 2012 we established a U.S. FDA GMP standard protocol-compliant manufacturing facility in Shanghai.  Our focus has been to monetize the rapidly growing health care market in China by marketing and commercializing stem cell and immune cell therapeutics, related tools and products from our patent-protected homegrown cell technology developed by our research and development team, as well as by utilizing exclusively in-licensed intellectual properties.

Our treatment focal points are cancer, neurodegenerative and other degenerative diseases comprised of Knee Osteoarthritis (KOA), Spinal Muscular Atrophy (SMA), Amyotrophic Lateral Sclerosis (ALS) and stroke.  Our in-licensed product candidate Tumor Cell Targeted Dendritic Cell (TC-DC) has successfully completed a U.S. FDA Phase II clinical trial for the treatment of metastatic melanoma.  Under internationally accustomed drug administration reciprocity we are utilizing this proven data in a synergistic, analogous China-based SFDA Phase I/II Clinical Trial for the treatment of liver cancer, and a Phase II/III Clinical Trial for the treatment of metastatic melanoma.  We use the patient’s own proliferating, self-renewing cancer cells and immune cells to provide a clean source of tumor antigens, without contamination from extraneous cells.  We are confident that we are able to utilize the skin cancer data for other potential cancer treatments.  In addition, we are planning to start allogeneic Mesenchymal Stem Cells (MsC) preclinical studies in lupus and diabetes.  We have also exclusively in-licensed Motor Neuron Precursor Cell and Neuronal Cell technology and plan to launch trials for the treatment of ALS, SMA, and stroke.  As the cancers which our technology targets all have relatively low survival rates, annual incidence (number of new cases) is roughly equivalent to existing served available market.  If a disease span is long, the number of patients will be accumulative and larger than new cases per year.  There are 300,000 new cases of liver cancer, or hepatocellular carcinoma (HCC) per year in China.  There are 80,000 new cases of metastatic melanoma, with those diagnosed to be Stage IV having a median survival time of 18 months.   Additionally, there are 15 million people aged 60 or older with KOA in China.  For spinal muscular atrophy Type I (SMA-I), there are about 1,000 newborns with SMA-I disease in China annually. The median life span of these children is less than 6 months. Adult incidence is approximately 2 million in China.

Our plan calls for 120, 60 and 30 patients respectively in clinical trials for the treatment of each of the cancers, KOA, and SMA.  We have employed a multinational Contract Research Organization (CRO) to manage trial design and to minimize errors and delays.  The first safety/efficacy milestone report for the Cancer and KOA clinical trials are scheduled in the third quarter of 2013.  The first revenue-generating patients relating to these trials are expected to be scheduled for first half of 2014.

We have a long term joint venture with California Stem Cell Inc. (CSC). Under our joint venture arrangement we hold an exclusive license from CSC to develop and market Cancer (TC-DC), Motor Neuron Precursor Cells (MNP) and Neuronal Precursor Cells (NP) in greater China and Taiwan.  These methodologies enable us to conduct certain clinical trials and commercialization.  Our TC-DC therapy utilizes dendritic cells that have been taught the unique "signature" of the patient's cancer, in order to trigger an effective immune response against cancer stem cells, the root cause of cancer metastasis and recurrence.  We have a process to develop MNP and NP cells with high purity levels, validated by synapse formation, and have shown functional innervation with human muscle cells.  These products enable us to conduct certain clinical trials and pursue commercialization for TC-DC, and explore the development of new therapies for a variety of neurodegenerative diseases.

In the third quarter of 2012 we paid CSC a $1 million milestone payment for the completion of the transfer of MNP/NP technology to our laboratory facility in Shanghai. Under our joint venture arrangement, we are obligated to pay a 2% royalty to CSC for sales derived from CSC in-licensed technology, and 5% of the post-listing net proceeds from the JV’s first public listing in the event that the JV itself conducts an initial public offering.  In addition to support from CSC’s California-based team of scientists and medical professionals, we have built an experienced team capable of refining methodologies and protocols used in clinical applications, which includes R&D and manufacturing experts to maintain quality control and achieve rapid time to market.

Our four unique lines of TC-DC, adult adipose-derived, umbilical cells, and neural stem cells enable us to create multiple cell formulations in treating specific medical conditions and diseases, as well as applying single cell types in a specific treatment protocol.  Management believes that our adult adipose-derived line will become commercially viable and market-ready within a year.  Our facilities are certified to meet the international standards NSF/ANSI 49, ISO-14644, ANSI/NCSL Z-540-1 and 10CFR21, as well as Chinese SFDA standards CNAS L0221.  In addition to standard protocols, we use proprietary processes and procedures for manufacturing our cell lines, comprised of:

●	Banking processes that insure cell preservation and viability
●	DNA identification for stem cell ownership
●	Bio-safety testing at independently certified laboratories.

Regenerative Medicine and Cell Therapy

Regenerative medicine is the “process of replacing or regenerating human cells, tissues or organs to restore or establish normal function”.  Cell therapy as applied to regenerative medicine holds the promise of regenerating damaged tissues and organs in the body by rejuvenating damaged tissue and by stimulating the body's own repair mechanisms to heal previously irreparable tissues and organs. Medical cell therapies are classified into two types: allogeneic (cells from a third-party donor) or autologous (cells from one’s own body), with each offering its own distinct advantages.  Allogeneic cells are beneficial when the patient’s own cells, whether due to disease or degeneration, are not as viable as those from a healthy donor. Similarly, in cases such as cancer, where the disease is so unique to the individual, autologous cells can offer true personalized medicine.

Regenerative medicine can be categorized into major subfields as follows:

●
Cell Therapy.  Cell therapy involves the use of cells, whether derived from adults, children or embryos, third party donors or patients, from various parts of the body, for the treatment of diseases or injuries. Therapeutic applications may include cancer vaccines, cell based immune-therapy, arthritis, heart disease, diabetes, Parkinson’s and Alzheimer’s diseases, vision impairments, orthopedic diseases and brain or spinal cord injuries. This subfield also includes the development of growth factors and serums and natural reagents that promote and guide cell development.

●
Tissue Engineering.  This subfield involves using a combination of cells with biomaterials (also called “scaffolds”) to generate partially or fully functional tissues and organs, or using a mixture of technology in a bioprinting process. Some natural materials, like collagen, can be used as biomaterial, but advances in materials science have resulted in a variety of synthetic polymers with attributes that would make them uniquely attractive for certain applications. Therapeutic applications may include heart patch, bone re-growth, wound repair, replacement neo-urinary conduits, saphenous arterial grafts, inter-vertebral disc and spinal cord repair.

●
Diagnostics and Lab Services.  This subfield involves the production and derivation of cell lines that may be used for the development of drugs and treatments for diseases or genetic defects. This sector also includes companies developing devices that are designed and optimized for regenerative medicine techniques, such as specialized catheters for the delivery of cells, tools for the extraction of stem cells and cell-based diagnostic tools.

All living complex organisms start as a single cell that replicates, differentiates (matures) and perpetuates in an adult through its lifetime.  Cell therapy is aimed at tapping into the power of cells to prevent and treat disease, regenerate damaged or aged tissue and provide cosmetic applications. The most common type of cell therapy has been the replacement of mature, functioning cells such as through blood and platelet transfusions.  Since the 1970s, bone marrow and then blood and umbilical cord-derived stem cells have been used to restore bone marrow and blood and immune system cells damaged by chemotherapy and radiation used to treat many cancers.  These types of cell therapies have been approved for use world-wide and are typically reimbursed by insurance.

Over the past number of years, cell therapies have been in clinical development to attempt to treat an array of human diseases.  The use of autologous (self-derived) cells to create vaccines directed against tumor cells in the body has been demonstrated to be effective and safe in clinical trials.  Dendreon Corporation’s Provenge therapy for prostate cancer received FDA approval in early 2010.  Researchers around the globe are evaluating the effectiveness of cell therapy as a form of replacement or regeneration of cells for the treatment of numerous organ diseases or injuries, including those of the brain and spinal cord.  Cell therapies are also being evaluated for safety and effectiveness to treat heart disease, autoimmune diseases such as diabetes, inflammatory bowel disease and bone diseases. While no assurances can be given regarding future medical developments, we believe that the field of cell therapy is a subset of biotechnology that holds promise to improve human health, help eliminate disease and minimize or ameliorate the pain and suffering from many common degenerative diseases relating to aging.

Cord Blood and Regenerative Medicine

Because a person’s own (autologous) cord blood stem cells can be safely infused back into that individual without being rejected by the body’s immune system, and because they have unique characteristics compared to other sources of progenitor cells, they are an increasing focus of regenerative medicine research.

Current estimates indicate that approximately 30% of the world population could benefit from regenerative medicine.  With autologous cells, there is no risk of rejection from the immune system, so physicians and researchers are only performing these potential cord blood therapies on children who have their own stem cells available.

Researchers are exploring the use of cord blood stem cells in regenerative medicine applications including Type 1 diabetes, cardiovascular repair, treatment of brain injury (such as cerebral palsy), and wound repair, and preclinical research is being conducted for treatments of stroke and hearing loss.

Market for Cell-Based Therapies

Cell-based therapies utilizing progenitor cells now represent a market of approximately $50 billion with an expected growth rate of 15% compounded annually, projected to reach an estimated $88 billion by 2014.   We believe that an increasing portion of healthcare spending both in China and worldwide will be directed to cell and tissue based therapies, driven by an aging population, and because cell therapy treatments could become the safest, most effective, and cost-effective method for treating chronic disease for millions of patients.

Chronic and degenerative diseases such as cerebral palsy, Autism, cardiovascular diseases, spinal cord injury, autoimmune diseases, cartilage loss, Alzheimer’s, Parkinson’s, and many others are major threats to public health and the solvency of health systems worldwide.  Current treatments for these diseases cannot meet medical needs. Cell therapy is a new technology that has the potential to alleviate much of the burden of these chronic and degenerative diseases in a cost-effective manner.

China accounts for about 40% of liver cancer deaths globally and about 300,000 new cases of hepatocellular carcinoma (HCC; 90% of liver cancer are HCC) per year.  Aggressive surgical resection of tumors is one of the primary treatment options for patients with HCC.  However, post-surgery 2-year recurrence rate of HCC is still over 51%.  In 2009, the market for cell-based cancer therapies reached $2.7 billion, and is expected to reach $7.5 billion in 2014.

Approved cell therapies have been appearing on the market in recent years.  In 2011, however, the industry was dealt two setbacks when Geron Corporation discontinued its embryonic program, and when Sanofi-Aventis acquired Genzyme Corporation and did not acquire the product rights relating to the allogeneic cell technology of Osiris Therapeutics, Inc., a partner of Genzyme and a leader in the field. In both cases there were difficulties navigating the U.S. regulatory requirements for product approval.  Inadequate trial designs were cited in the executive summary of the 2012 New York Stem Cell Summit Report as contributing to these failures.

The number of cell therapy companies that are currently in Phase 2 and Phase 3 trials has been gathering momentum, and we anticipate that new cellular therapy products will appear on the market within the next several years.

Cell Therapy Development for Chronic Diseases

Stem cells are very primitive and undifferentiated cells that have the unique ability to transform into many different cells, such as white blood cells, nerve cells or heart muscle cells. Adult stem cells are found in the bone marrow, in peripheral blood umbilical cord blood and other body organs. For over 40 years, physicians have been using adult stem cells to treat various blood cancers, and only recently has the promise of using adult stem cells to treat a myriad of other diseases begun to be realized.

Within the adult stem cell classification, the use of cells is either autologous (meaning donor and recipient/patient are the same) or allogeneic (donor and recipient are different people). The use of allogeneic stem cells will be appropriate for certain disease conditions while autologous will have its advantages depending on the indication and therapeutic goal.

OUR STRATEGY

Our biomedicine business is in the development stage.  Currently we do not have any products or therapies that have been approved for marketing to the general public or for clinical application.

We are developing our business in cell therapeutics and capitalizing on the increasing importance and promise that adult stem cells have in regenerative medicine.  Our most advanced candidate involves adipose-derived mesenchymal stem cells to treat knee osteoarthritis (KOA).

Our strategy is to commercialize both home grown and partnered cellular medicine technologies in a safe and efficient manner, and achieve a leading position in the China specialty pharmaceutical market for cell therapeutics.  Our near term objective is to pursue successful clinical trials in China for our KOA application.  By applying U.S. Standard Operating Procedures (SOPs) and protocols and following authorized treatment plans in China we are differentiated with a first mover’s advantage and a fortified barrier to entry from competitors.

Additionally, CBMG participates in the formulation of stem cell policy in China as a member of the Class III Medical Technology Approval Committee within the Chinese Doctor’s association, an advisory body for the State Food & Drug Administration (SFDA) and Ministry of Health (MOH) on stem cell policy and regulatory affairs. We believe that few competitors in China are as well-equipped as we are in the clinical trial development, diversified U.S. FDA protocol compliant manufacturing facilities, regulatory compliance and policy making participation, as well as a long-term presence in the U.S. with U.S.-based management and investor base.

We intend to continue our business development effort by adding other proven domestic and international biotechnology partners to monetize the China health care market.

CBMG’s Cellular Biomedicine Technology Platforms

In order to expedite fulfillment of patient treatment CBMG has been actively developing technologies and products with a strong IP fortification, including human adipose-derived mesenchymal progenitor cells (haMPC) for Knee Osteoarthritis (KOA) and other indications, and human umbilical cord derived mesenchymal progenitor cells (huMPC) for Systemic Lupus Erythematosus (SLE) and other indications. CBMG has also been actively engaging in in-license partnerships with world leading scientists and companies, including tumor cell specific dendritic cells (TC-DC) therapy for Hepatocellular Carcinoma (Liver Cancer) treatment.

CBMG's proprietary and patent-protected production processes and clinical protocols enable us to produce raw material, manufacture cells, and conduct cell banking and distribution.  Our proprietary cell lines (haMPC, huMPC, TC-DC, MNP, as further discussed below) provide us with the ability to customize specialize formulations to address complex diseases and debilitating conditions.

CBMG has been developing disease-specific clinical treatment protocols.  These protocols are designed for each of these proprietary cell lines (haMPC, huMPC, TC-DC, MNP) to address patient-specific medical conditions.  These protocols include medical assessment to qualify each patient for treatment, evaluation of each patient before and after a specific therapy, cell transplantation methodologies including dosage, frequency and the use of adjunct therapies, potential adverse effects and their proper management.

The protocols of haMPC therapy for knee osteoarthritis (KOA) and TC-DC therapy for hepatic cellular carcinoma (liver cancer) have been approved by the Institutional Review Board of qualified hospitals for clinical trials.  Once the trials are completed, the clinical data will be analyzed by a qualified third party statistician and reports will be filed by the hospitals to regulatory agencies for approval for use in treating patients.

CBMG has two cGMP facilities in Shanghai and Wuxi, China that meet international standards and have been certified by the Chinese State Food and Drug Administration (SFDA). In any precision setting, it is vital that all controlled-environment equipment meet certain design standards. To achieve this goal, our Shanghai cleanroom facility undergoes a top-to-bottom yearly calibration and validation from ENV Services, Inc., an ISO-accredited, US-based testing and certification company, and has received and maintained an ISO-14644 cleanroom certification. Additionally, our facilities have been certified to meet the ISO-9001 Quality Management standard by SGS Group, and accredited by the American National Bureau of Accreditation (ANBA).  These cGMP facilities make CBMG the only company in China with facilities that have been certified by US- and European-based, FDA authorized ISO accreditation institutions.

In total, our cGMP facilities have over 13,000 sq. ft. of cleanroom space with the capacity for eight independent cell production lines and a manufacturing capability for over 5,000 patients for autologous cell therapies per year. In addition, CBMG has two cell banks located in Shanghai and Wuxi facilities with a storage capacity to host more than 200,000 individual cell sources. There is also a 400 sq. ft. SFDA-standard products quality control center and an 800 sq. ft. laboratory with state of the art equipment.   Our cell banking services include collection, processing and storage of cells from patients.  This enables healthy individuals to donate and store their stem cells for future personal therapeutic use.

Most importantly, CBMG has a manufacturing and technology team with more than 30 years of relevant experience in China, England, and the USA.  All of these factors make CBMG a high quality cell products manufacturer in China.

Adipose Derived SC Therapies

Adult mesenchymal stem cells can currently be isolated from a variety of adult human sources, such as liver, bone marrow, and adipose (fat) tissue. The advantages in using adipose tissue are that it is a one of the richest sources of pluripotent cells in the body, the easy and repeatable access to fat via liposuction, and the simple cell isolation procedures that can begin to take place even on-site with minor equipment needs.

These very cells have the capability to differentiate into bone, cartilage, tendon, skeletal muscle, and fat under the right conditions. As such, human adipose-derived Mesenchymal Progenitor Cells (haMPC’s) are an attractive focus for medical research and clinical development.  Importantly, we believe both allogenic and autologously sourced haMPC’s may be used in the treatment of disease.  Numerous studies have provided preclinical data that support the safety and efficacy of allogenic and autologously derived haMPC, offering a choice for those where factors such as donor age and health are an issue.

Additionally, certain disease treatment plans call for an initial infusion of these cells in the form of Stromal Vascular Fraction (SVF), an initial form of cell isolation that can be completed and injected within ninety minutes of receiving lipoaspirate. The therapeutic potential conferred by the cocktail of ingredients present in the SVF is also evident, as it is a rich source for preadipocytes, mesenchymal stem cells, endothelial progenitor cells, T regulatory cells and anti-inflammatory macrophages.

Knee Osteoarthritis (KOA)

Osteoarthritis (OA) is a degenerative disease of the joints. Knee osteoarthritis (KOA) is one of the most common types of OA. Pathological manifestation of OA is primarily local inflammation caused by immune response and subsequent damage of joints. Restoration of immune response and joint tissues are the objective of therapies.

Fifty-three percent of KOA patients will degenerate to the point of disability. Conventional treatment usually involves invasive surgery with painful recovery and physical therapy. Currently, patients suffering from osteoarthritis in China number approximately 40 million people. Of these, approximately 70% suffer from knee osteoarthritis (KOA). As drug-based methods of management are ineffective, some 1.5 million patients with this disability will degenerate to the point of requiring artificial joint replacement surgery every year. However, only forty thousand will actually be able to undergo replacement surgery, leaving the majority of patients to suffer from a life-long disability due to lack of effective treatment.

Human adipose-derived mesenchymal progenitor cells (haMPC’s) are currently being considered as a new and effective treatment for osteoarthritis, with a huge potential market.  In 2009, the worldwide market for orthopedic, tissue repair and cell therapy related products reached $3.6 billion, and sales are expected to reach $5.5 billion in 2014.

In order to bring haMPC-based KOA therapy to market, our market strategy is to: (a) establish regional laboratories that comply with cGMP standards in Shanghai and Beijing that meet Chinese Ministry of Health (MOH) approval; and (b) file joint applications with Class AAA hospitals near our laboratories to use haMPC’s to treat knee osteoarthritis in a clinical trial setting.

With CBMG’s KOA therapy, a mere 50ml of adipose tissue is obtained via liposuction from the patient. Stromal Vascular Fraction (SVF) is prepared using 25 millimeters of adipose tissue for immediate injection into the knee area, with the remaining tissue to be further processed to purify, expand and banked haMPCs for additional injections 1 and 3 months later.

CBMG’s proprietary SVF purification method and subsequent haMPC proliferation and processing knowhow enable haMPC therapy to be a low cost, safe, and effective treatment for KOA. Additionally, banked haMPCs can continue to be stored for additional use in the future.

CBMG, in partnership with Renji Hospital and Shanghai Jiaotong University, will enter a Phase I/II clinical trial in using haMPC’s to apply to KOA indications according to Chinese regulatory requirements. Upon the completion of Phase II of the clinical trial (expected by end of December 2013), CBMG will then be free to partner with other Class AAA hospitals and apply for MOH approval in the use of haMPC’s in KOA therapy.  Before the conclusion of the clinical trial, CBMG will file a joint technology license application with partnered hospitals to MOH for haMPC-based KOA therapy. Hospitals that have received license approval are then able to offer haMPC-based therapy as a product, with haMPC preparation and production being done by CBMG, with the hospital receiving appropriate cell therapy fees determined by local government guidelines. CBMG will charge a cell therapy technology service fee to the hospital.

In order to expand our KOA therapy, new Class AAA hospitals will need to successfully complete a confirmatory clinical trial (post-market study) involving a total of 10-20 patients, in order to jointly apply to MOH for a license to carry out haMPC-based KOA therapy. In this manner, CBMG will be able to build a network of Class-AAA hospitals for clinical applications.

Independent research and development work can be done with CBMG’s haMPC isolation and culture kit, as well as standardizing technical training and the clinical treatment program. This will ensure the quality of KOA cell therapy technology and act as an accelerated marketing tool.

Systemic Lupus Erythematosus

Systemic lupus erythematosus, commonly known as lupus, is an incurable disease that turns the body’s immune system against itself, eating away at skin, kidneys, nervous system and joints. The current standard of treatment in more severe cases of lupus involves the use of immunosuppressive drugs to control the disease, but often leads to many negative side-effects making this treatment option difficult for the patient by affecting quality of life, as immunosuppressant therapy is often life-long.

Recent studies have shown that human adipose-derived mesenchymal progenitor cells (haMPC’s) have the capability to modulate and suppress the immune response in tissue where inflammation is occurring. As haMPC’s have also been proved to have little to no threat of rejection from the host’s immune system, these cells have the potential to become the basis of a new therapy for lupus patients.

Twelve patents applications have been filed and to date five have been granted. Our IP attorney’s analysis report shows CBMG’s IP portfolio has no infringement of other patents in the China market.

Hepatocellular Carcinoma (HCC)

CBMG has exclusive rights to develop and market tumor cell-dendritic cell (TC-DC) therapy for late stage HCC in greater China. As of January 2013, our HCC therapy has officially begun a Phase I clinical trial.

Recent scientific findings indicate that tumors contain specialized cells that allow for the generation of new tumors. Named cancer stem cells, these cells are responsible for both tumor metastases and recurrence. The central concept behind CBMG’s technology is to immunize against these cancer stem cells.

Tumor stem cell specific dendritic cell (TC-DC) therapy was developed by Dr. Robert Dillman through more than 20 years of clinical research at the Hoag Cancer Center, California. The core idea of the TC-DC technique is to activate a patient’s immune system by exposure of cancer stem cell antigens to the key antigen presenting cells, dendritic cells (DC). In order to expose cancer stem cell antigens effectively, cancer tissue from patients is digested and its cancer stem cell is expanded and co-cultured with the patient’s own DCs in vitro. Together with GM-CSF the patient’s DCs are loaded with fixed cancer stem cells and are administered back to the patient in order to boost the patient’s immune system to recognize cancer stem cell antigens and then effectively eliminate them.

The safety and efficacy profiles of TC-DC are outstanding based on Phase II clinical trial of TC-DC therapy for metastatic melanoma.  The most recent phase II clinical trial of metastatic melanoma has shown five-year survival rate is 54% in treatment group, and this therapy can significantly reduce the rate of tumor recurrence and metastasis, improve patient quality of life and extended lifetime.

According to existing laws in the PRC, this technology is considered a Category III medical technology and is managed and approved by the Ministry of Health. The current market strategy is for CBMG to partner with Class-AAA hospitals to set up either on-site or localized cGMP standard cell biology laboratories, and apply to MOH for Phase I/II clinical trials to use TC-DC therapy for liver cancer.  Upon completion of these clinical trials, partnered Class-AAA hospitals will jointly file applications to MOH for a license to treat liver cancer using TC-DC technology.  For hospitals that have received a license, CBMG will provide liver cancer targeted DC cells, with the hospital charging appropriate cell therapy fees to the patient as determined by local government guidelines.  We expect to derive revenues from services fee to hospitals.

CBMG has partnered with California Stem Cell Inc. (CSC) to develop a new cancer immunotherapy to combat this disease.  In this technology, the patient’s dendritic cells are harvested and educated to trigger an effective immune response against cancer stem cells derived from the patient’s tumor.

CBMG has entered into a joint venture named China Cell Technologies (CCT), with CSC, to develop and conduct clinical trials with Chinese hospitals in China.  The work related to cell manufacturing will be carried out by CSC in CBMG’s facility as a proprietary technology, which is owned and operated by CSC’s staff working in China.  Management anticipates that CSC and CBMG will enter into negotiation of a Supplier Agreement including pricing, quantity, quality specification and logistics for all reagents required in order to manufacturing such a proprietary process in China.

CSC will study resources required in order to decide when to start a second cancer program in the CBMG facility.  CBMG desires to have the second cancer program kick off as soon as possible.  CBMG will coordinate with CSC’s study and be ready to contribute investment in the facility and equipment, if required.  We and CSC intend to further clarify each respective party's rights and responsibilities with respect to the cancer program under our agreement, in the near future.

CBMG will continue to perform independent R&D work on cancer stem cell immunotherapy technology on lung cancer, which has the highest tumor incidence rate in China, and Type IV glioma, which has the lowest 5-year survival rate.

One of the primary difficulties in administering effective cancer therapy is in the uniqueness of the disease – no two cancers are the same.  Importantly, CBMG sources both immune and cancer cells directly from the patient, and our completely autologous approach to cancer therapy means that each dose is specific to each individual.

Using our cell production platform, CBMG has the ability to process, prepare and produce cancer stem cells directly from patient tissue. These cells are then purified and irradiated, and combined with specialized immune cells to destroy the cancer stem cells from which tumors arise. This therapy is delivered to the patient in the form of a minimally invasive subcutaneous injection.

After receiving resected tumor tissue at our lab, the first step is to perform an enzyme digest that breaks down the solid tumor into individual cells. These cells then enter a process and purification stage, where contaminating cells are eliminated. The next step is to establish a cell line in the expansion phase, which typically takes 6 weeks, depending on the quality and proliferation rate of the sample. Also during this stage, the patient undergoes a leukapheresis procedure in which circulating white blood cells are extracted, and further processed into dendritic cells in the lab. In the last step, the patient’s dendritic cells are combined with irradiated cancer stem cells and thus learn the particular cancer’s “signature”, and finally these dendritic cells are delivered over a series of subcutaneous injections.

Other Technologies

Cellular Biomedicine Group has fully licensed and transferred technology from California Stem Cell to produce clinical-quality motor neuron and neuronal progenitor cells from human embryonic stem cells (hESC’s). These stem cell-derived motor neurons have potential applications in treating amyotrophic lateral sclerosis (Lou Gehrig’s disease), a condition caused by a loss of both spinal and upper motor neurons, and spinal muscular atrophy (SMA), where neurons simply waste away and die. Both of these diseases have no known cure, and are extremely debilitating.

CBMG has developed a stem cell line called human umbilical cord derived mesenchymal progenitor cells (huMPC). These huMPCs have a tremendous capacity for self-renewal whilst also maintaining their multipotent ability to differentiate into osteoblasts, adipocytes, and chondrocytes as well as myocytes and neurons.

The youngest, most potent huMPCs are obtained from umbilical cord tissue, called Wharton’s jelly, which is normally discarded as medical waste after the birth of a newborn. This tissue, called Wharton’s jelly, contains a much higher concentration of huMPC’s compared to cord blood. Researchers have shown that allogeneic huMPCs have therapeutic effects in cerebral palsy, Autism, cardiovascular diseases, spinal cord injury, autoimmune diseases, cartilage damage, Alzheimer’s, Parkinson’s, and many other degenerative diseases. CBMG has built a huMPC line with a high safety profile and preliminary evidence suggests therapeutic use in systemic lupus erythematosus (SLE) and cerebral palsy (CP).

Patents and Other Intellectual Property

We have built a substantial intellectual property portfolio to fortify our freedom of operation within our specialties in the cellular biomedicine field.   Our portfolio contains patents, trade secrets, and know-how.  Our technology can be grouped based on origin of progenitor or stem cells into adipose, umbilical cord, bone marrow and embryo.

For our adipose-derived mesenchymal progenitor cell (haMPC) therapy:

●
Our intellectual property portfolio of human adipose derived mesenchymal progenitor/stem cells (haMPC) is well-built and abundant.  It covers almost every aspect of adipose stem cell medicine production, including acquisition of human adipose tissue acquisition, preservation, transportation, and storage, tissue, processing, stem cell purification, expansion, banking, formulation for administration, shipment, and administration methods.

●
Our technology includes adipose derived cellular medicine formulations and their applications in treatment of degenerative diseases and autoimmune diseases, including osteoarthritis, systemic lupus erythematosus, rheumatoid arthritis, and anti-aging.

●	Our haMPC intellectual property portfolio is distinguished from competitors’ by –
o	complete coverage of entire production process,
o	exceptional high yield of Stromal Vascular Fraction (SVF),
o	convenience of adipose tissue acquisition for banking service, and
o	preservation techniques enabling long distance shipment of finished cell medicine products.

In addition, our intellectual property portfolio covers various aspects of other therapeutic categories including umbilical cord-derived Mesenchymal Progenitor Cell (huMPC) therapy, bone marrow-derived Mesenchymal Progenitor Cells (hbMPC) therapy, embryonic stem cell-derived motor neuron progenitor cell therapy, and tumor stem cell targeted dendritic cell therapy.

Patents

Currently we have the numbers and types of patents and patent applications listed below:

	China Patents	Patent Cooperation Treaty (PCT)	Patents In- Licensed from U.S.
Work in Process	2	—	—
Patents Filed, Pending	10	3	9
Granted	9	—	—
Total	21	3	9

Research and Development

Together with our nine in-licensed U.S. patents and twenty-four trade secret clinical protocols we believe we have a preliminary Intellectual Property (IP) platform containing the key elements needed to successfully commercialize our intellectual property in China.  Our intellectual property counsel, Xu & Partners, LLC based in Shanghai, has reviewed our intellectual property portfolio and in January 2013 issued an unqualified legal opinion regarding our freedom of operation.  We believe that to date we have built a solid IP platform, and going forward the work ahead involved continuing to narrowly develop application-specific IP that is value-added to our near term revenue.  Although we own substantial intellectual property, our greater focus is on commercialization, marketing and in-licensing.  Accordingly we believe that our R&D budget will be a relatively small component of our overall capital expenditures, expected not to exceed 10% of CBMG's future revenue  (unconsolidated) on an ongoing basis.

Employees

Our biomedicine business has 32 full time employees in China and is in the process of adding more clinical trial and medical specialists.  63% of these employees are holders of medical, technical or scientific credentials and qualifications, and 56% of these employees hold advanced degrees.

CONSULTING SERVICES BUSINESS

Our consulting business is conducted through EastBridge Investment Corp. (“EastBridge Sub”), our wholly owned subsidiary.

Our business plan for our consulting services division aims to provide financial structure planning and guidance for capital raising transactions, whether in the form of public offerings, joint ventures, or financial advisory services, to small-to-medium-sized businesses in Asia and the United States.  Through our EastBridge Sub, we manage our clients’ investor relations services, public relations services, and render advice on marketing, sales, and strategic planning. EastBridge Sub provides clients with valuable information about various U.S. stock markets, and their general entry requirements, as well as information about U.S. investors before clients become reporting companies.  Through EastBridge Sub, we also serve as consultants and advisors to these companies to obtain loans, find business partners, find merger candidates or assist with feasibility studies.

The target clients for our consulting services are mostly in the Chinese territories and other Asian countries as well as the United States.  We search for companies our management believes have viable business strategies which have potential for raising capital in U.S. markets.  Though we focus on opportunities that management believes will create value for both our shareholders and clients, we cannot provide any assurance that such opportunities will create value for our shareholders, or otherwise increase the value of their investment in the Company.

Our income for the consulting business sector is derived from the following:

●	Cash fees and stock equities received as compensation from clients for our listing service;
●	Revenues from operating joint ventures with operating companies generating cash flows; and
●	Fees earned in providing bridge loans to small companies through U.S. lending sources.

Competition-Consulting Services

At this time, our management is unaware of any other companies that offer similar services to smaller companies with the same focus in Asia or in the United States but we are aware that this service is presently provided by individuals on a piecemeal basis.  We believe that large investment firms cannot obtain the fees from smaller companies they are capable of generating from the larger Asian or American companies. Smaller consulting or investment companies may lack the resources to penetrate the barriers to raising capital because of geographical, political, linguistic, cultural, or economy-of-scale reasons. However, the major brokerage and financial service companies, as well as some smaller companies, have advertising and marketing capabilities which may be accessed by smaller Asian and American companies.

As higher returns on investment in Asia and in the United States become available, these returns will most likely attract new competitors.

Government Approval and Regulation-Consulting Services

We face risks posed by any adverse laws and regulations affecting our consulting business or our clients and future treaties or regulations that may be enacted by the U.S. or foreign governments. In order to conduct its business, EastBridge Sub is required to obtain some or all of the following licenses, approvals and/or concessions from each country it is in: business registration, tax certificate, right to conduct business certificate, employment approval, residency approval, asset appraisal, acquisition approval, import/export license and foreign remission approval. There is no assurance that EastBridge Sub will obtain or maintain any of the approvals and licenses when it is required to do so.

EastBridge Sub is also subject to potential U.S. regulations concerning the consulting services that it provides.  Neither the Company nor EastBridge Sub is registered as an investment adviser, an investment company or banking institution, or a registered broker-dealer.  In the event EastBridge Sub is required to obtain any such registrations, it could prevent EastBridge Sub from conducting its business.  However, in anticipation of our business development, we are considering to have EastBridge Sub become a broker-dealer and obtain the necessary licenses and government approvals to operate as a broker-dealer. However, there is no assurance if the aforesaid plan will be carried out, or if so, will be successful.

The Company had undergone an audit by the Internal Revenue Service related to employment tax liability for the 2006-2008 tax years, and depending on the outcome of the audit, we may be subject to additional taxes.  An assessment of additional taxes plus penalties and interest have been recorded in the financial statements as of December 31, 2012.

Strategies for Our Consulting Services Business

The primary business strategy of EastBridge Sub for the consulting services business is to use its extensive network of Chinese and U.S. contacts to locate investment and merchant banking companies, business consultants, marketing firms, investor and public relations firms, appropriate exchanges, markets and market makers, attorneys and accountants capable of helping emerging growth Asian and American companies develop the infrastructure and expertise to (i) obtain access to private and public U.S. capital markets; (ii) expand their businesses in both their native Asian market and the U.S. market (if viable for export); and (iii) develop capital through capital raising and expansion. Target clients are mostly located in China, Hong Kong, Australia and in the United States, where the focus is on high growth companies where the expected return can be realized within a one to two year period and the potential gain is substantial for us and our clients. We generally seek transactions in which substantial opportunities exist for business growth. Keith Wong (President and Chief Executive Officer of EastBridge Sub) and Norman Klein (Chief Financial Officer, Chief Operating Officer and Investor Relations Officer of EastBridge Sub) each have over twenty years of experience in the industrial, sales and financial industries. Mr. Wong is fluent in both Mandarin and Cantonese and is able to overcome cultural barriers as a result of having lived and worked for many years in both China and the U.S.  Our management has the background to understand a client's business quickly and is able to take fast and decisive actions to achieve business opportunities for our clients due to our smaller size. We offer U.S. companies the opportunity to expand into the Chinese market.  EastBridge Sub’s Beijing office will assist U.S. companies to execute distribution and/or manufacturing agreements or other joint venture partnerships to distribute and/or manufacture products and/or provide services in China.

EastBridge Sub currently has twelve (12) clients that we are assisting with becoming listed on a U.S. stock exchange or over-the-counter (OTC) market and/or obtaining a joint venture partner in the Far East and/or introducing the client to a broker/dealer or investment banker which helps them raise working capital for business expansion.  For the clients that aim to become listed in the U.S., EastBridge Sub provides assistance to clients and their investment bankers, attorneys and accountants with the auditing and legal processes to register with the U.S. Securities and Exchange Commission (the “SEC”) and help locate broker dealers to begin trading their stock on a United States stock market or exchange.  EastBridge Sub clients often become public companies in the U.S. by conducting a direct registration process with the SEC.  However, some find a U.S. “shell’ company and conduct a reverse merger.  Once a client is registered as a public company and its stock begins trading in the U.S.,  the value of the stock in that client is recorded as revenue for that quarter and as an asset on our balance sheet.   EastBridge Sub typically receives a 10% to 20% equity position in a client as consideration for consulting services along with cash consulting fees.

Overview of Current Clients and Subsidiaries:

EastBridge Sub provides consulting services through our agreements to the clients set forth below:

Wonder International Education and Investment Group Corporation/Wenda Education

Wonder offers professional and vocational educational programs to assist post junior high and high school students to improve their skills for higher paying jobs. Wonder offers programs mainly in the computer related IT sectors such as network design, hardware technology, computer graphics, CAD, animation, network database and network security.  Wonder filed a Form S-1 registration statement with the SEC on December 9, 2009, which was declared effective by the SEC on January 6, 2011.  Wonder's PCAOB-registered accounting firm has recently completed its fieldwork for its 2012 audit and we plan to assist Wonder with its 10-K (annual report) filing for 2012.  EastBridge Sub  assisted Wonder in seeking a listing for its common stock on the OTC markets.Wonder became quoted on the OTCQB and OTCBB markets in July, 2012.  EastBridge Sub received 3,400,000 shares of Wonder common stock for our consulting services in March, 2011.  EastBridge Sub declared a stock dividend on these Wonder shares for our shareholders of record on July 31, 2009.  This dividend stock was distributed to our shareholders on a pro-rata basis in 2011.  As of December 31, 2012, a total of 899,975 shares of Wonder common stock have been distributed to our shareholders.  Another 113,478 shares were distributed to service providers and investors as of December 31, 2012.  EastBridge Sub continues to assist Wonder with its investor relations advisor work to increase awareness of Wonder in the U.S. investment community.

Tsingda Education Company

Tsingda provides tutoring and education services to elementary, junior high and high school students in China.  We consulted with Tsingda in connection with its audit, its merger into a Cayman Island shell, a private placement capital raise of $9.6 million, and the legal process for its registration with the SEC and we are currently assisting Tsingda with its proposed public capital raise and listing on AMEX.  Tsingda’s initial registration statement on Form S-1 and its secondary registration statement for its PIPE investors were declared effective on March 4, 2011. Tsingda’s PCAOB auditor has completed its 2010 audit and Tsingda has filed its first 10-K annual report.    Tsingda used Maxim Group LLC, a New York based investment banker, for its private placement during the fall of 2010.  EastBridge Sub introduced Tsingda to Maxim and assisted Tsingda with preparing for the capital raise process. For our services, we received a cash fee and we received 2,079,740 shares of Tsingda common stock in 2010.  EastBridge Sub declared a stock dividend on these Tsingda shares to our shareholders of record on March 15, 2010.  As of December 31, 2012, 300,018 shares have been distributed to our shareholders.

On December 14, 2011, we entered into a Stock Purchase Agreement with An Lingyan, an individual residing in the People’s Republic of China. Pursuant to the Agreement, the Company sold 500,000 ordinary shares of Tsingda to An Lingyan in exchange for a cash payment of $600,000.

On December 17, 2012 we entered into a Stock Purchase Agreement with Zhang, Hui and MA Platform, Inc.  Pursuant to the Agreement, the Company sold the remaining 1,189,994 ordinary shares of Tsingda the Company held along with an additional 234,135 ordinary shares of Tsingda held by shareholders of the Company,  to Zhang, Hui and MA Platform, Inc. in exchange for a cash payments of $3,275,497, of which $2,736,986 will be retained by EastBridge Sub.  This transaction completes our engagement with Tsingda.

AREM Pacific Corporation

Arem Pacific is in the real estate development and hospitality business.  Arem purchased a real estate development company in 2010 and plans to purchase property in China and Australia.  Arem is also exploring opportunities in the marine, hotel and entertainment industries of Australia and China.  Arem is currently working on its 2011 and 2012 audit with a PCAOB audit firm from the United States.  EastBridge Sub has a listing agreement with Arem and we are assisting Arem with its audit and with the SEC legal process to begin reporting as a U.S. public company.  We will also assist Arem with locating an investment banker for a capital raise in the near future.  For our services, we have received a cash fee in 2010 and we own an equity position in Arem.   We beneficially own 21,725,000 shares of Arem Pacific stock.  EastBridge Sub received these shares in May, 2012.

During July 2007, we organized Nanotec, Inc. ("Nanotec") a wholly owned subsidiary of CBMG.  On July 11, 2007, we distributed 5% of Nanotec’s equity to our shareholders of record on that date.  As of November 8, 2007, Arem Wines merged with Nanotec, Inc.  Under the terms of the merger, the new stock ownership structure is as follows:  15% owned by CBMG, 5% owned by CBMG shareholders, and 80% owned by Arem Wines' beneficiaries.  The name of the merged company was Arem Group, Inc.  During 2008, Arem Group signed a Listing Agreement with CBMG to take its U.S. subsidiary public in the U.S. and to list it on a U.S. stock exchange.

As of September 2008, the Arem Group has been dissolved.  A new company called Arem Pacific Corporation was formed with a new set of directors and officers along with a new ownership structure.  EastBridge Sub continues to own an equity position in Arem Pacific Corporation and our shareholders at the time received shares equal to 5% of the then outstanding shares of this new entity due to the stock dividend declared on July 11, 2007.

Hangzhou Dwarf Technologies Ltd.

Dwarf Technologies is an internet services company in China.  We signed a listing agreement on July 26, 2010 with Dwarf.  We have consulted with Dwarf on its 2009 and 2010 audit, which was conducted by a PCAOB audit firm, and on the SEC legal process to file a registration statement and begin reporting as a U.S. public company. Dwarf filed its first registration statement in August, 2011.  EastBridge Sub intends to further consult with Dwarf with its listing process on a U.S. stock exchange or over-the-counter (OTC) market once it becomes a reporting company.  For our services, we received cash fees and an equity position in Dwarf of 15%.  EastBridge Sub received 3 million shares of Dwarf in August, 2011.  To date, we have received a down payment of the cash fees owed to us for our services.   EastBridge Sub declared a stock dividend (300,000 shares) to our shareholders with a record date of November 30, 2011.

LongWen Meda Holding Corporation

LongWen is a holding company with two manufacturing subsidiaries, located in Hangzhou, China. The holding company is engaged in the multi-media business. The manufacturing subsidiaries are in the piping/faucets/valve manufacturing business.  We signed listing agreements with the holding company and the subsidiaries in September, 2011.  We are assisting LongWen with its 2011 and 2012 audits which are being conducted by a PCAOB firm.  EastBridge Sub will also assist LongWen with its SEC legal process to file a registration statement and begin reporting as a U.S. public company.  EastBridge Sub will also assist LongWen with their listing process on a U.S. stock exchange or over-the-counter (OTC) market once it is cleared by the SEC.  For our services, we will receive cash fees and an equity position in LongWen of 25%.  We expect to receive our shares before LongWen’s first registration statement is filed with the SEC.

Alpha Lujo, Inc.

Alpha Lujo, Inc. is listed on the Over the Counter Bulletin Board (OTCBB – “ALEV”).  We assisted Alpha Lujo’s management with the purchase of its initial “shell” company, called E-Global Marketing, which was listed on the OTCBB.  EastBridge Sub also assisted in the eventual name change of the company to Alpha Lujo, Inc. and we are assisting them with a merger of an Australian company in the electric vehicle business.  For our services, we received 2,142,350 shares of Alpha Lujo common stock in December 2010.

Alpha Green Energy Company

On February 19, 2009, we entered into a listing agreement with Alpha Green Energy Company, a company based in Phoenix, Arizona.  Alpha Green is a holding company that owns a subsidiary in Guizhou, China.  The subsidiary’s main business is electricity production using renewable bio-mass from the agricultural industry in China.

In September 2009, Alpha Green purchased Fiber One, our subsidiary in Hong Kong, for a cash fee. Alpha Green has filed a Form S-1 to become a public company in the United States, which included an audit for fiscal years 2007 and 2008.  Alpha Green is currently developing a new business model and strategy.   EastBridge Sub is currently working with a PCAOB-registered accounting firm and with Alpha Green to complete their 2011 and 2012 audit report including financials and footnotes.  For our services, we will receive a cash fee plus an equity position in Alpha Green if and when it gets listed on a U.S. stock exchange or over-the-counter market.  EastBridge Sub has received a down payment of the cash fee for the purchase of Fiber One by Alpha Green and for our consulting services.  We will receive the balances of the cash fees for its services and for the purchase of Fiber One along with an equity position if and when Alpha Green is listed on a U.S. stock exchange or over-the-counter market.  We declared a stock dividend of the Fiber One shares to our shareholders of record as of June 11, 2007.  Since 95% of the outstanding Fiber One stock was purchased by Alpha Green, the stock dividend will now apply to Alpha Green stock.

As of December 31, 2012, we have not issued any Alpha Green stock to our shareholders for the stock dividend declared for our CBMG shareholders.

Fizza, LLC

Fizza, LLC is a U.S. based beverage company that provides a healthy beverage option for school aged children in U.S. schools.  We are assisting Fizza in finding broker dealers and venture capitalists to help Fizza raise capital to complete product approvals and to startup its production process.  We assisted in providing “seed capital” to Fizza to help it obtain FDA approval of its product.   We have and will receive consulting cash fees along with an equity position in Fizza for its services.

International Air Medical Services, Inc (IAMS)

IAMS is an air ambulance company located in Scottsdale, Arizona.  IAMS provides long range jets to help transfer patients from one city to another.  We signed a consulting agreement in the fall of 2011 to assist IAMS in raising capital to expand its business by opening regional offices in other parts of the country.  We have also signed listing and joint venture agreements with IAMS to assist IAMS in becoming a public company in the U.S. and obtain a listing on an over-the-counter (OTC) market.  We intend to assist IAMS to expand its business into the Far East by finding a joint venture partner.  EastBridge Sub is currently looking for investors who will provide the capital needed for IAMS to expand its business and fund its working capital.  EastBridge Sub is also preparing IAMS for its 2011 and 2012 audit, which will be conducted by a PCAOB auditor.  EastBridge Sub will also consult with IAMS on its SEC legal process and its filing of a registration statement with the SEC in the near future.  In exchange for rendering consulting services, EastBridge Sub will receive cash fees and an equity position in IAMS of up to 10%.  EastBridge Sub will receive shares of IAMS stock before the first filing of its registration statement.

PhotoFunds, Inc.

We signed a listing agreement with  PhotoFunds, Inc. in March, 2012.    PhotoFunds provides photography services to U.S. schools and is located in New Jersey.  We will also consult with the company on their SEC legal process and registration filings with the SEC.  Finally, we will assist the company with obtaining a listing on an over-the-counter (OTC) markets.  For our services, we will receive consulting cash fees and an equity position (10%) in Photofunds.  We expect to receive stock in the company before the first registration statement is filed with the SEC.

Golden Gate Enterprises, Inc.

We signed a listing agreement with Golden Gate Enterprises, Inc. (GGE) in July, 2012.  GGE manufactures and distributes on-demand digital merchandizing products and is headquartered in Minnesota.  We will provide consulting assistance to GGE in becoming a public company and being listed on a U.S. OTC market.   We will assist the company with its SEC legal process and registration filings.  For our services, we will receive cash fees and an equity position (8%) in GGE.  We expect to receive stock in the company before the first registration statement is filed with the SEC.

Questus Foods, Inc.

We signed a listing agreement with Questus Food, Inc., a New York based firm, in February, 2013.  Questus Foods is a holding company with minority stakes in several food and beverage manufacturers, all located in the United States.  We are providing consulting services to Questus to assist them becoming a public company and being listed on a U.S. OTC market.  We will assist the company with its SEC auditing and legal processes and registration filings. For its services, EastBridge Sub will receive cash fees and an equity position (8%) in Questus.  We are expected to receive stock in the company before the first registration statement is filed with the SEC.

Other Clients of EastBridge Sub

Our written listing agreements with the following companies have expired beginning in 2008 and continuing through January 1, 2013: Dafeng, Kaida, Huang Wei,  Ning Guo, Tianjin Heavy Steel, Beijing Power Company, Ginko, HaoHei Media, Ji-Bo, Aoxing,  Yewo, JKZ, Strayarrow, Long Whole Enterprises, Golden Eagle Automobile Dealerships and American C&D.  EastBridge Sub has postponed our services for an indefinite period of time and there is a possibility that we will not provide any further consulting services to these companies.  No fees were returned by EastBridge Sub to these clients as part of the termination of these agreements or the postponement of services under our listing agreements with them.

General Farms Corporation (a former subsidiary)

On November 27, 2007, we organized General Farms Corporation ("General Farms") as a wholly owned subsidiary of the Company. A stock dividend of 5% of General Farm's common stock, or 10,000,000 shares, was declared for the benefit of our shareholders of record as of November 16, 2007. General Farms owns no assets and conducts no business operations of its own.  This subsidiary was dissolved in 2012.

Energy Corporation (a former subsidiary)

On November 27, 2007, we formed Energy Corporation ("Energy") as a wholly owned subsidiary of the Company.  On December 28, 2007, EastBridge Sub announced that it would distribute a dividend consisting of 5% of Energy Corporation's common stock (10 million shares), on a pro-rata basis to its shareholders; however, the dividend was cancelled and no shares distributed. Energy owns no assets and conducts no business operation of its own.  This subsidiary was dissolved in 2012.

China Properties Corporation (a former subsidiary)

On November 27, 2007 we formed China Properties Corporation ("China Properties") as a wholly owned subsidiary of the Company.  Although EastBridge Sub declared a dividend to distribute shares constituting 5% of the outstanding shares of China Properties' (10,000,000 shares), on a pro-rata basis to our shareholders of record on November 30, 2007 the dividend was cancelled and no shares were distributed.  This subsidiary was dissolved in 2012.

Employees

As of March 2013, EastBridge Sub has three full-time employees, all of whom are in the United States.

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

RISKS RELATED TO OUR COMPANY

We have a limited operating history and expect significant operating losses for the next few years.

We are a company with a limited operating history and have incurred substantial losses and negative cash flow from operations in periods leading up to the second half of 2012.  Although in the fiscal year ending December 31, 2012, on a consolidated basis we earned net income of approximately $5.2 million primarily due to the realization of proceeds from investment securities received as compensation, our cash flow from operations may not be consistent from period to period, our biomedicine business has not yet generated any revenue, and we may incur losses and negative cash flow in future periods, particularly within the next several years.

Our biomedicine product development programs are based on novel technologies and are inherently risky.

We are subject to the risks of failure inherent in the development of products based on new biomedical technologies. The novel nature of these cell-based therapies creates significant challenges in regard to product development and optimization, manufacturing, government regulation, third party reimbursement, and market acceptance. For example, the pathway to regulatory approval for cell-based therapies may be more complex than the pathway for conventional pharmaceuticals or other medical technologies, or may require more time than we anticipate. These challenges may prevent us from developing and commercializing products on a timely or profitable basis or at all.

Our technologies are at early stages of discovery and development, and we may fail to develop any commercially acceptable or profitable products.

We have yet to develop any therapeutic products that have been approved for marketing, and we do not expect to become profitable within the next several years, but rather expect our biomedicine business to incur additional and increasing operating losses. Before commercializing any therapeutic product in China, we may be required to obtain regulatory approval from the Ministry of Health (“MOH”), PRC’s State Food and Drug Administration (“SFDA”), local regulatory authorities, and/or individual hospitals, and outside China from equivalent foreign agencies after conducting extensive preclinical studies and clinical trials that demonstrate that the product candidate is safe and effective.

We may elect to delay or discontinue studies or clinical trials based on unfavorable results. Any product developed from, or based on, cell technologies may fail to:

●	survive and persist in the desired location;

●	provide the intended therapeutic benefit;

●	engraft or integrate into existing tissue in the desired manner; or

●	achieve therapeutic benefits equal to, or better than, the standard of treatment at the time of testing.

In addition, our therapeutic products may cause undesirable side effects. Results of preclinical research in animals may not be indicative of future clinical results in humans.

Ultimately if regulatory authorities do not approve our products or if we fail to maintain regulatory compliance, we would be unable to commercialize our products, and our business and results of operations would be harmed. Even if we do succeed in developing products, we will face many potential obstacles such as the need to develop or obtain manufacturing, marketing and distribution capabilities. Furthermore, because transplantation of cells is a new form of therapy, the marketplace may not accept any products we may develop.

Presently, a moratorium declared by the PRC government on commercialization of cell therapies is in effect, pending release of new regulations.  No assurances can be made regarding when the moratorium will be lifted, or regarding the substance of the new regulations.  If the moratorium continues longer than expected, or if new regulations are not favorable to our development plans, our business could be adversely affected.

While we believe the PRC government is highly supportive of stem cell research and related potential advances in medical treatment, presently a moratorium is in effect in China which prevents any company from actual marketing and implementing cell therapies.  The central government has declared stem cell technology to be a part of China's national long-term scientific and technological development plan from 2006 to 2020.  The government has also announced its intention to release new laws to regulate our industry, which are anticipated later this year. We are unable to predict when these new laws will be announced or made applicable, or the contents of such laws.  Although we believe there is a high probability that PRC laws will ultimately be supportive of our development plans and consistent with its prior policy pronouncements, there can be no assurance that the laws, once released and when applied, will be favorable to our interests.  If the government fails to enact laws and lift the moratorium in the expected time frame, or if its laws when released and enacted are burdensome to our development, our plans could be delayed or thwarted, and our business would be materially and adversely affected.   In March 2013, the PRC central government released proposed regulations of the Ministry of Health and the SFDA relating to the conduct of cell therapy pre-clinical and clinical trials in China.  While management believes this is an indication that final rules may soon be adopted, we cannot provide any assurances as to the likely content of the final rules nor when they will become effective.

Most potential applications of our technology are pre-commercialization, which subjects us to development and marketing risks.

We are in a relatively early stage on the path to commercialization with many of our products.  Successful development and market acceptance of our products is subject to developmental risks, including failure to achieve innovative solutions to problems during development, ineffectiveness, lack of safety, unreliability, failure to receive necessary regulatory clearances or approvals, approval by hospital ethics committees and other governing bodies, high commercial cost, preclusion or obsolescence resulting from third parties’ proprietary rights or superior or equivalent products, competition, and general economic conditions affecting purchasing patterns. There is no assurance that we or our partners will successfully develop and commercialize our products, or that our competitors will not develop competing products, treatments or technologies that are less expensive or superior. Failure to successfully develop and market our products would have a substantial negative effect on our results of operations and financial condition.

Market acceptance of new technology such as ours can be difficult to obtain.

New and emerging cell therapy and cell banking technologies may have difficulty or encounter significant delays in obtaining market acceptance in some or all countries around the world due to the novelty of our cell therapy and cell banking technologies. Therefore, the market adoption of our cell therapy and cell banking technologies may be slow and lengthy with no assurances that the technology will be successfully adopted. The lack of market adoption or reduced or minimal market adoption of cell therapy and cell banking technologies may have a significant impact on our ability to successfully sell our future product(s) or therapies within China or in other countries.  Our strategy depends in part on the adoption of the therapies we may develop by state-owned hospital systems in China, and the allocation of resources to new technologies and treatment methods is largely dependent upon ethics committees and governing bodies within the hospitals.  Even if our clinical trials are successful, there can be no assurance that hospitals in China will adopt our technology and therapies as readily as we may anticipate.

Future clinical trial results may differ significantly from our expectations.

While we have proceeded incrementally with our clinical trials in an effort to gauge the risks of proceeding with larger and more expensive trials, we cannot guarantee that we will not experience negative results with larger and much more expensive clinical trials than we have conducted to date. Poor results in our clinical trials could result in substantial delays in commercialization, substantial negative effects on the perception of our products, and substantial additional costs. These risks are increased by our reliance on third parties in the performance of many of the clinical trial functions, including the clinical investigators, hospitals, and other third party service providers.

We face risks relating to the cell therapy industry, clinical development and commercialization.

Cell therapy is still a developing field and a significant global market for our services has yet to emerge. Our cellular therapy candidates are based on novel cell technologies that are inherently risky and may not be understood or accepted by the marketplace. The current market principally consists of providing manufacturing of cell and tissue-based therapeutic products for clinical trials and processing of stem cell products for therapeutic programs.

The degree of market acceptance of any future product candidates will depend on a number of factors, including:

●
the clinical safety and effectiveness of the product candidates, the availability of alternative treatments and the perceived advantages of the particular product candidates over alternative treatments;

●	the relative convenience and ease of administration of the product candidates;

●	our ability to separate the product candidates from the ethical controversies and political barriers associated with stem cell product candidates derived from human embryonic or fetal tissue;

●	ethical concerns that may arise regarding our commercial use of stem cells, including adult stem cells, in the manufacture of the product candidates;

●	the frequency and severity of adverse events or other undesirable side effects involving the product candidates or the products or product candidates of others that are cell-based; and

●	the cost of the products, the reimbursement policies of government and third-party payors and our ability to obtain sufficient third-party coverage or reimbursement.

If clinical trials of our technology fail to demonstrate safety and efficacy to the satisfaction of the relevant regulatory authorities, including the PRC’s State Food and Drug Administration and the Ministry of Health, or do not otherwise produce positive results, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of such product candidates.

Currently, a regulatory structure has not been established to standardize the approval process for products or therapies based on the technology that exists or that is being developed in our field.  Therefore we must conduct, at our own expense, extensive clinical trials to demonstrate the safety and efficacy of the product candidates in humans, and then archive our results until such time as a new regulatory regime is put in place. If and when this new regulatory regime is adopted it may be easier or more difficult to navigate than CBMG may anticipate, with the following potential barriers:

●	regulators or institutional review boards may not authorize us or our investigators to commence clinical trials or conduct clinical trials at a prospective trial site;

●
clinical trials of product candidates may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical trials or abandon product development programs that we expect to be pursuing;

●
the number of patients required for clinical trials of product candidates may be larger than we anticipate, enrollment in these clinical trials may be slower than we anticipate, or participants may drop out of these clinical trials at a higher rate than we anticipate;

●	third party contractors may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner or at all;

●	we might have to suspend or terminate clinical trials of our product candidates for various reasons, including a finding that the participants are being exposed to unacceptable health risks;

●	regulators or institutional review boards may require that we or our investigators suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements;

●	the cost of clinical trials of our product candidates may be greater than anticipated;

●
we may be subject to a more complex regulatory process, since cell-based therapies are relatively new and regulatory agencies have less experience with them as compared to traditional pharmaceutical products;

●	the supply or quality of our product candidates or other materials necessary to conduct clinical trials of these product candidates may be insufficient or inadequate; and

●	our product candidates may have undesirable side effects or other unexpected characteristics, causing us or our investigators to halt or terminate the trials.

The results of preclinical studies may not correlate with the results of human clinical trials. In addition, early stage clinical trial results do not ensure success in later stage clinical trials, and interim trial results are not necessarily predictive of final trial results.

To date, we have not completed the development of any products through regulatory approval. The results of preclinical studies in animals may not be predictive of results in a clinical trial. Likewise, the outcomes of early clinical trials may not be predictive of the success of later clinical trials. There can be no assurances that the clinical trials of any future product candidate will ultimately be successful. New information regarding the safety and efficacy of such product candidates may be less favorable than the data observed to date.

We may experience delays in enrolling patients in our clinical trials, which could delay or prevent the receipt of necessary regulatory approvals.

We may not be able to continue extensive clinical trials if we are unable to enroll a sufficient number of eligible patients to participate in the clinical trials required by the applicable regulatory authorities.

Additional factors that may affect our ability to enroll patients in clinical trials include:

●	patients’ willingness to receive a placebo or other inactive control on the control arm of a clinical study;

●	the distance between patients and clinical test sites; and

●	the eligibility criteria for the trial.

Even if we are successful in developing therapeutic applications using our cell technologies, we still may be unsuccessful in creating a commercially viable and profitable business.

The commercial viability of our stem cell technologies may depend on, among other things, our ability to successfully isolate and expand the number of stem cells collected through adult stem cell collection processes in order to achieve a therapeutically-viable dose.

Technological and medical developments or improvements in conventional therapies could render the use of cell therapy and our services and planned products obsolete.

Advances in other treatment methods or in disease prevention techniques could significantly reduce or entirely eliminate the need for our cell therapy services, planned products and therapeutic efforts. There is no assurance that cell therapies will achieve the degree of success envisioned by us in the treatment of disease. Nor is there any assurance that new technological improvements or techniques will not render obsolete the processes currently used by us, the need for our services or our planned products. Additionally, technological or medical developments may materially alter the commercial viability of our technology or services, and require us to incur significant costs to replace or modify equipment in which we have a substantial investment. We are focused on cell therapy, and if this field is substantially unsuccessful, this could jeopardize our success or future results. The occurrence of any of these factors may have a material adverse effect on our business, operating results and financial condition.

There is a scarcity of experienced professionals in the field of cell therapy and we may not be able to retain key officers or employees or hire new key officers or employees needed to implement our business strategy and develop our products. If we are unable to retain or hire key officers or employees, we may be unable to grow our biomedicine business or implement our business strategy, and the Company may be materially and adversely affected.

Given the specialized nature of cell therapy and the fact that it is a young field, there is an inherent scarcity of experienced personnel in the field. The Company is substantially dependent on the skills and efforts of current senior management for their management and operations, as well as for the implementation of their business strategy. As a result of the difficulty in locating qualified new management, the loss or incapacity of existing members of management or unavailability of qualified management or as replacements for management who resign or are terminated could adversely affect the Company’s operations. The future success of the Company also depends upon our ability to attract and retain additional qualified personnel (including medical, scientific, technical, commercial, business and administrative personnel) necessary to support our anticipated growth, develop our business, perform our contractual obligations to third parties and maintain appropriate licensure, on acceptable terms. There can be no assurance that we will be successful in attracting or retaining personnel required by us to continue to grow our operations. The loss of a key employee, the failure of a key employee to perform in his or her current position or our inability to attract and retain skilled employees, as needed, could result in our inability to grow our biomedicine business or implement our business strategy, or may have a material adverse effect on our business, financial condition and operating results.

Failure to obtain regulatory approval in international jurisdictions would prevent us from market or license our products abroad.

We may in the future seek to market or license our products or product candidates outside of China. In order to market such product candidates outside of China, we must submit clinical data concerning our product candidates and obtain separate regulatory approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing.  The time required to obtain approval from foreign regulators may require a substantial amount of time.  We may not be able to file for regulatory approvals and may not receive necessary approvals to commercialize any products in any market and therefore may not be able to generate sufficient revenues to support our business.

We, our strategic partners and our customers conduct business in a heavily regulated industry. If we or one or more of our strategic partners or customers fail to comply with applicable current and future laws and government regulations, our business and financial results could be adversely affected.

The healthcare industry is one of the most highly regulated industries. Federal governments, individual state and local governments and private accreditation organizations may oversee and monitor all the activities of individuals and businesses engaged in the delivery of health care products and services. Therefore, current laws, rules and regulations could directly or indirectly negatively affect our ability and the ability of our strategic partners and customers to operate each of their businesses.

In addition, as we expand into other parts of the world, we will need to comply with the applicable laws and regulations in such foreign jurisdictions. We have not yet thoroughly explored the requirements or feasibility of such compliance. It is possible that we may not be permitted to expand our business into one or more foreign jurisdictions.

Although we intend to conduct our business in compliance with applicable laws and regulations, the laws and regulations affecting our business and relationships are complex, and many aspects of such relationships have not been the subject of judicial or regulatory interpretation. Furthermore, the cell therapy industry is the topic of significant government interest, and thus the laws and regulations applicable to us and our strategic partners and customers and to their business are subject to frequent change and/or reinterpretation and there can be no assurance that the laws and regulations applicable to us and our strategic partners and customers will not be amended or interpreted in a manner that adversely affects our business, financial condition, or operating results.

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

If we fail to comply in a timely manner with the requirements of Section 404 of the Sarbanes-Oxley Act regarding internal controls over financial reporting or to remedy any material weaknesses in our internal controls that we may identify, such failure could result in material misstatements in our financial statements, cause investors to lose confidence in our reported financial information and have a negative effect on the trading price of our common stock.

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

RISKS RELATED TO OUR STRUCTURE

Our operations are subject to risks associated with emerging markets.

The Chinese economy is not well established and is only recently emerging and growing as a significant market for consumer goods and services. Accordingly, there is no assurance that the market will continue to grow. Perceived risks associated with investing in China, or a general disruption in the development of China’s markets could materially and adversely affect the business, operating results and financial condition of the Company.

A substantial portion of our assets are currently located in the PRC, and investors may not be able to enforce federal securities laws or their other legal rights.

A substantial portion of our assets are located in the PRC. As a result, it may be difficult for investors in the U.S. to enforce their legal rights, to effect service of process upon certain of our directors or officers or to enforce judgments of U.S. courts predicated upon civil liabilities and criminal penalties against any of our directors and officers located outside of the U.S.

The PRC government has the ability to exercise significant influence and control over our operations in China.

In recent years, the PRC government has implemented measures for economic reform, the reduction of state ownership of productive assets and the establishment of corporate governance practices in business enterprises. However, many productive assets in China are still owned by the PRC government. In addition, the government continues to play a significant role in regulating industrial development by imposing business regulations. It also exercises significant control over the country’s economic growth through the allocation of resources, controlling payment of foreign currency-denominated obligations, setting monetary policy and providing preferential treatment to particular industries or companies.

There can be no assurance that China’s economic, political or legal systems will not develop in a way that becomes detrimental to our business, results of operations and financial condition. Our activities may be materially and adversely affected by changes in China’s economic and social conditions and by changes in the policies of the government, such as measures to control inflation, changes in the rates or method of taxation and the imposition of additional restrictions on currency conversion.

Additional factors that we may experience in connection with having operations in China that may adversely affect our business and results of operations include:

●	our inability to enforce or obtain a remedy under any material agreements;

●	PRC restrictions on foreign investment that could impair our ability to conduct our business or acquire or contract with other entities in the future;

●	restrictions on currency exchange that may limit our ability to use cash flow most effectively or to repatriate our investment;

●	fluctuations in currency values;

●	cultural, language and managerial differences that may reduce our overall performance; and

●	political instability in China.

Cultural, language and managerial differences may adversely affect our overall performance.

We have experienced difficulties in assimilating cultural, language and managerial differences with our subsidiaries in China. Personnel issues have developed in consolidating management teams from different cultural backgrounds. In addition, language translation issues from time to time have caused miscommunications. These factors make the management of our operations in China more difficult. Difficulties in coordinating the efforts of our U.S.-based management team with our China-based management team may cause our business, operating results and financial condition to be materially and adversely affected.

We may not be able to enforce our rights in China.

China’s legal and judicial system may negatively impact foreign investors. The legal system in China is evolving rapidly, and enforcement of laws is inconsistent. It may be impossible to obtain swift and equitable enforcement of laws or enforcement of the judgment of one court by a court of another jurisdiction. China’s legal system is based on civil law or written statutes and a decision by one judge does not set a legal precedent that must be followed by judges in other cases. In addition, the interpretation of Chinese laws may vary to reflect domestic political changes.

Since a portion of our operations are presently based in China, service of process on our business and officers may be difficult to effect within the United States. Also, some of our assets are located outside the United States and any judgment obtained in the United States against us may not be enforceable outside the United States.

There are substantial uncertainties regarding the interpretation and application to our business of PRC laws and regulations, since many of the rules and regulations that companies face in China are not made public. The effectiveness of newly enacted laws, regulations or amendments may be delayed, resulting in detrimental reliance by foreign investors. New laws and regulations that apply to future businesses may be applied retroactively to existing businesses. We cannot predict what effect the interpretation of existing or new PRC laws or regulations may have on our business.

The laws of China are likely to govern many of our material agreements, including, without limitation the Joint Venture Agreement dated September 9, 2011 with China Stem Cell, Inc., as ameded.   We cannot assure you that we will be able to enforce our interests or our material agreements or that expected remedies will be available. The inability to enforce or obtain a remedy under any of our future agreements may have a material adverse impact on our operations.

Our operations in China are subject to government regulation that limit or prohibit direct foreign investment, which may limit our ability to control operations based in China.

The PRC government has imposed regulations in various industries, including medical research and the stem cell industry, that limit foreign investors’ equity ownership or prohibit foreign investments altogether in companies that operate in such industries. We are currently structured as a U.S. corporation (Delaware) with subsidiaries and controlled entities in China. As a result of these regulations and the manner in which they may be applied or enforced, our ability to control our existing operations based in China may be limited or restricted.

If the relevant Chinese authorities find us or any business combination to be in violation of any laws or regulations, they would have broad discretion in dealing with such violation, including, without limitation: (i) levying fines; (ii) revoking our business and other licenses; (iii) requiring that we restructure our ownership or operations; and (iv) requiring that we discontinue any portion or all of our business.

We may suffer losses if we cannot utilize our assets in China.

The Company’s Shanghai and Wuxi laboratory facilities were originally intended for stem cell research and development, but has been equipped to provide comprehensive cell manufacturing, collection, processing and storage capabilities to provide cells for clinical trials. The lease for this facility expires in 2014 and the Company is considering its options with respect to extending this lease to allow for manufacturing for clinical trials in Asia. If the Company does not determine to renew the lease due to limitations on its utility under the new regulatory initiatives in China or otherwise, the Company may incur certain expenses in connection with returning the premises to the landlord.  Management believes it will be able to renew all leases without difficulty.

Restrictions on currency exchange may limit our ability to utilize our cash flow effectively.

Our interests in China will be subject to China’s rules and regulations on currency conversion. In particular, the initial capitalization and operating expenses of the VIE (Cellular Biomedicine Group Ltd. (Shanghai)) are funded by our WFOE, Cellular Biomedicine Group Ltd. (Wuxi). In China, the State Administration for Foreign Exchange, or SAFE, regulates the conversion of the Chinese Renminbi into foreign currencies and the conversion of foreign currencies into Chinese Renminbi. Currently, foreign investment enterprises are required to apply to the SAFE for Foreign Exchange Registration Certificates, or IC Cards of Enterprises with Foreign Investment. Foreign investment enterprises holding such registration certificates, which must be renewed annually, are allowed to open foreign currency accounts including a “basic account” and “capital account.” Currency translation within the scope of the “basic account,” such as remittance of foreign currencies for payment of dividends, can be effected without requiring the approval of the SAFE. However, conversion of currency in the “capital account,” including capital items such as direct investments, loans, and securities, require approval of the SAFE. According to the Notice of the General Affairs Department of the State Administration of Foreign Exchange on the Relevant Operating Issues Concerning the Improvement of the Administration of Payment and Settlement of Foreign Currency Capital of Foreign-invested Enterprises promulgated on August 29, 2008, or the SAFE Notice 142, to apply to a bank for settlement of foreign currency capital, a foreign invested enterprise shall submit the documents certifying the uses of the RMB funds from the settlement of foreign currency capital and a detailed checklist on use of the RMB funds from the last settlement of foreign currency capital. It is stipulated that only if the funds for the settlement of foreign currency capital are of an amount not more than US$50,000 and are to be used for enterprise reserve, the above documents may be exempted by the bank. This SAFE Notice 142, along with the recent practice of Chinese banks of restricting foreign currency conversion for fear of “hot money” going into China, limits and may continue to limit our ability to channel funds to the VIE entities for their operation. There can be no assurance that the PRC regulatory authorities will not impose further restrictions on the convertibility of the Chinese currency. Future restrictions on currency exchanges may limit our ability to use our cash flow for the distribution of dividends to our stockholders or to fund operations we may have outside of China, which could materially adversely affect our business and operating results.

Fluctuations in the value of the Renminbi relative to the U.S. dollar could affect our operating results.

We prepare our financial statements in U.S. dollars, while our underlying businesses operate in two currencies, U.S. dollars and Chinese Renminbi. It is anticipated that our Chinese operations will conduct their operations primarily in Renminbi and our U.S. operations will conduct their operations in dollars. At the present time, we do not expect to have significant cross currency transactions that will be at risk to foreign currency exchange rates. Nevertheless, the conversion of financial information using a functional currency of Renminbi will be subject to risks related to foreign currency exchange rate fluctuations. The value of Renminbi against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in China’s political and economic conditions and supply and demand in local markets. As we have significant operations in China, and will rely principally on revenues earned in China, any significant revaluation of the Renminbi could materially and adversely affect our financial results. For example, to the extent that we need to convert U.S. dollars we receive from an offering of our securities into Renminbi for our operations, appreciation of the Renminbi against the U.S. dollar could have a material adverse effect on our business, financial condition and results of operations.

Beginning in July of 2005, the PRC government changed its policy of pegging the value of Renminbi to the U.S. dollar. Under the new policy, the value of the Renminbi has fluctuated within a narrow and managed band against a basket of certain foreign currencies. However, the Chinese government has come under increasing U.S. and international pressure to revalue the Renminbi or to permit it to trade in a wider band, which many observers believe would lead to substantial appreciation of the Renminbi against the U.S. dollar and other major currencies. There can be no assurance that Renminbi will be stable against the U.S. dollar. On June 19, 2010 the central bank of China announced that it will gradually modify its monetary policy and make the Renminbi’s exchange rate more flexible and allow the Renminbi to appreciate in value in line with its economic strength.

China’s State Food and Drug Administration’s regulations may limit our ability to develop, license, manufacture and market our products and services.

Some or all of our operations in China will be subject to oversight and regulation by the SFDA and MOH. Government regulations, among other things, cover the inspection of and controls over testing, manufacturing, safety and environmental considerations, efficacy, labeling, advertising, promotion, record keeping and sale and distribution of pharmaceutical products. Such government regulations may increase our costs and prevent or delay the licensing, manufacturing and marketing of any of our products or services. In the event we seek to license, manufacture, sell or distribute new products or services, we likely will need approvals from certain government agencies such as the SFDA. The future growth and profitability of any operations in China would be contingent on obtaining the requisite approvals. There can be no assurance that we will obtain such approvals.

In 2004, the SFDA implemented new guidelines for the licensing of pharmaceutical products. All existing manufacturers with licenses were required to apply for the Good Manufacturing Practices, or cGMP, certifications.

According to Good Manufacturing Practices for Pharmaceutical Products (revised edition 2010), or the New GMP Rules promulgated by the Ministry of Health of the PRC on January 17, 2011 which became effective on March 1, 2011, all the newly constructed manufacturing facilities of drug manufacture enterprises in China shall comply with the requirements of the New GMP Rules, which are stricter than the original GMP standards.

In addition, delays, product recalls or failures to receive approval may be encountered based upon additional government regulation, legislative changes, administrative action or changes in governmental policy and interpretation applicable to the Chinese pharmaceutical industry. Our pharmaceutical activities also may subject us to government regulations with respect to product prices and other marketing and promotional related activities. Government regulations may substantially increase our costs for developing, licensing, manufacturing and marketing any products or services, which could have a material adverse effect on our business, operating results and financial condition.

The SFDA and other regulatory authorities in China have implemented a series of new punitive and stringent measures regarding the pharmaceuticals industry to redress certain past misconducts in the industry and certain deficiencies in public health reform policies. Given the nature and extent of such new enforcement measures, the aggressive manner in which such enforcement is being conducted and the fact that newly-constituted local level branches are encouraged to issue such punishments and fines, there is the possibility of large scale and significant penalties being levied on manufacturers. These new measures may include fines, restriction and suspension of operations and marketing and other unspecified penalties. This new regulatory environment has added significantly to the risks of our businesses in China and may have a material adverse effect on our business, operating results and financial condition.

Some of the laws and regulations governing our business in China are vague and subject to risks of interpretation.

Some of the PRC laws and regulations governing our business operations in China are vague and their official interpretation and enforcement may involve substantial uncertainty. These include, but are not limited to, laws and regulations governing our business and the enforcement and performance of our contractual arrangements in the event of the imposition of statutory liens, death, bankruptcy and criminal proceedings. Despite their uncertainty, we will be required to comply.

New laws and regulations that affect existing and proposed businesses may be applied retroactively. Accordingly, the effectiveness of newly enacted laws, regulations or amendments may not be clear. We cannot predict what effect the interpretation of existing or new PRC laws or regulations may have on our business.

In addition, pursuant to China’s Administrative Measures on the Foreign Investment in Commercial Sector, foreign enterprises are permitted to establish or invest in wholly foreign-owned enterprises or joint ventures that engage in wholesale or retail sales of pharmaceuticals in China subject to the implementation of relevant regulations. However, no specific regulations in this regard have been promulgated to date, which creates uncertainty. If specific regulations are not promulgated, or if any promulgated regulations contain clauses that cause an adverse impact to our operations in China, then our business, operating results and financial condition could be materially and adversely affected.

The laws and regulations governing the therapeutic use of stem cells in China are evolving. New PRC laws and regulations may impose conditions or requirements which could materially and adversely affect our business.

As the cell therapy industry is at an early stage of development in China, new laws and regulations may be adopted in the future to address new issues that arise from time to time. As a result, substantial uncertainties exist regarding the interpretation and implementation of current and any future PRC laws and regulations applicable to the cell therapy industry. There is no way to predict the content or scope of future Chinese regulation. There can be no assurance that the PRC government authorities will not issue new laws or regulations that impose conditions or requirements with which we cannot comply. Noncompliance could materially and adversely affect our business, results of operations and financial condition.

On December 16, 2011, China’s Ministry of Health announced its intention to more tightly regulate clinical trials and stem cell therapeutic treatments in the PRC. The Ministry of Health ordered an immediate halt to “unapproved stem cell clinical trials and applications,” and put applications for new clinical trials on hold until July 1, 2012, which moratorium has been extended. For those clinical trials for stem cell products already approved by the SFDA, the Clinical Trial Approval Instructions and the Good Clinical Practice, or GCP, shall be strictly followed, with unwarranted changes to the approved clinical trial protocol and profit-seeking activities strictly forbidden. As of the date of this annual report, the foregoing moratorium has not been lifted.

The PRC government does not permit direct foreign investment in stem cell research and development businesses. Accordingly, we operate these businesses through local companies with which we have contractual relationships but in which we do not have direct equity ownership.

PRC regulations prevent foreign companies from directly engaging in stem cell-related research, development and commercial applications in China. Therefore, to perform these activities, we conduct much of our biomedicine business operations in China through a domestic variable interest entity, or VIE, a Chinese domestic company controlled by the Chinese employees of the Company. Our contractual arrangements may not be as effective in providing control over these entities as direct ownership. For example, the VIE could fail to take actions required for our business or fail to conduct business in the manner we desire despite their contractual obligation to do so. These companies are able to transact business with parties not affiliated with us. If these companies fail to perform under their agreements with us, we may have to rely on legal remedies under PRC law, which may not be effective. In addition, we cannot be certain that the individual equity owners of the VIE would always act in our best interests, especially if they have no other relationship with us.

Although other foreign companies have used VIE structures similar to ours and such arrangements are not uncommon in connection with business operations of foreign companies in China in industry sectors in which foreign direct investments are limited or prohibited, recently there has been greater scrutiny by the business community of the VIE structure and, additionally, the application of a VIE structure to control companies in a sector in which foreign direct investment is specifically prohibited carries increased risks.

In addition, the Ministry of Commerce, or the MOFCOM, promulgated the Rules of Ministry of Commerce on Implementation of Security Review System of Mergers and Acquisitions of Domestic Enterprises by Foreign Investors in August 2011, or the MOFCOM Security Review Rules, to implement the Notice of the General Office of the State Council on Establishing the Security Review System for Mergers and Acquisitions of Domestic Enterprises by Foreign Investors promulgated on February 3, 2011, or Circular No. 6. The MOFCOM Security Review Rules came into effect on September 1, 2011 and replaced the Interim Provisions of the Ministry of Commerce on Matters Relating to the Implementation of the Security Review System for Mergers and Acquisitions of Domestic Enterprises by Foreign Investors promulgated by MOFCOM in March 2011. According to these circulars and rules, a security review is required for mergers and acquisitions by foreign investors having “national defense and security” concerns and mergers and acquisitions by which foreign investors may acquire the “de facto control” of domestic enterprises having “national security” concerns. In addition, when deciding whether a specific merger or acquisition of a domestic enterprise by foreign investors is subject to the security review, the MOFCOM will look into the substance and actual impact of the transaction. The MOFCOM Security Review Rules further prohibit foreign investors from bypassing the security review requirement by structuring transactions through proxies, trusts, indirect investments, leases, loans, control through contractual arrangements or offshore transactions. There is no explicit provision or official interpretation stating that our business falls into the scope subject to the security review, and there is no requirement for foreign investors in those mergers and acquisitions transactions already completed prior to the promulgation of Circular No. 6 to submit such transactions to MOFCOM for security review. The enactment of the MOFCOM National Security Review Rules specifically prohibits circumvention of the rules through VIE arrangement in the area of foreign investment in business of national security concern. Although we believe that our business, judging from its scale, should not cause any concern for national security review at its current state, there is no assurance that MOFCOM would not apply the same concept of anti-circumvention in the future to foreign investment in prohibited areas through VIE structure, the same way that our investment in China was structured.

Failure to comply with the U.S. Foreign Corrupt Practices Act could subject us to penalties and other adverse consequences.

We are subject to the U.S. Foreign Corrupt Practices Act, which generally prohibits U.S. companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business. Foreign companies, including some that may compete with us, are not subject to these prohibitions. Corruption, extortion, bribery, pay-offs, theft and other fraudulent practices occur from time-to-time in the PRC. There can be no assurance, however, that our employees or other agents will not engage in such conduct for which we might be held responsible. If our employees or other agents are found to have engaged in such practices, we could suffer severe penalties and other consequences that may have a material adverse effect on our business, financial condition and results of operations.

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

If it is determined that any of our equity compensation plans are subject to Circular 78, failure to comply with such provisions may subject us and participants of our equity incentive plan who are PRC citizens to fines and legal sanctions and may possibly prevent us from being able to grant equity compensation to our PRC employees. In that case, our ability to compensate our employees and directors through equity compensation would be hindered and our business operations may be adversely affected.

If relations between the United States and China worsen, our stock price may decrease and we may have difficulty accessing the U.S. capital markets.

At various times during recent years, the United States and China have had disagreements over trade, economic and other policy issues. Controversies may arise in the future between these two countries. Any political or trade controversies between the United States and China could adversely affect the market price of our common stock and our and our clients' ability to access U.S. capital markets.

RISKS RELATED TO OUR CONSULTING SERVICES BUSINESS

We are subject to constraints under U.S. regulations with respect to the consulting services we provide through EastBridge Sub.

Even though our consulting services business does not involve raising capital for clients, the consulting services provided through EastBridge Sub may be viewed as providing investment services.  Investment businesses generally are comprehensively and intensively regulated under state and federal securities laws and regulations.  Any investigation, litigation or other proceeding undertaken by the SEC or other federal or state regulatory agencies or private parties could necessitate the expenditure of material amounts of funds for legal and other costs and could have other materially adverse consequences for the Company, particularly if EastBridge is subject to fines and penalties for failure to obtain the required licenses or approvals.

Neither the Company nor is EastBridge Sub registered as a broker or dealer under the Exchange Act or any other securities law.  EastBridge Sub management believes that it is not required to be registered as a broker or dealer, but if the SEC, FINRA or the securities administrator of any state were to assert that such registration is required, EastBridge Sub would bear the resulting increased expenses and its activities would be restricted, which could materially and adversely affect the Company's business.  EastBridge Sub or its officers and directors could also be subject to fines, penalties and other expenses as well as restrictions on its future business activities as a result of prior activities.

Neither the Company nor EastBridge Sub has, and is not expected to, register as an investment adviser or an investment company under the federal Investment Advisers Act of 1940, as amended, the federal Investment Company Act of 1940, as amended, or under the laws of any state.  EastBridge Sub management does not believe that any law requires such a registration.  However, particularly with respect to the method it has established of forming wholly owned subsidiaries and taking equity in clients, these practices may inadvertently violate the Investment Company Act of 1940 which would require extensive additional filings and additional compliance with SEC regulations.  If required, however, such a registration could preclude EastBridge Sub from performing its duties to its clients, which could lead to material adverse effects on the Company and its business, making its consulting services business less lucrative.

EastBridge Sub may also be subject to the federal or various state investment advisory acts.  The consulting services rendered by EastBridge Sub may be viewed as providing financial advice even though management believes that any financial advice is not actually provided by EastBridge Sub but instead is provided by third party financial service firms which are registered.

Competition may negatively impact us.

Our consulting services business through EastBridge Sub competes with individuals and both large and small investment companies for clients in Asia and our other current and proposed markets.  Many of these institutions and individuals are already active in the Asian and American markets and have greater financial and other resources that may be used to compete against us. We expect that, if EastBridge Sub is successful and if the market in which it operates as a whole has favorable results, competition will increase.

Eastbridge Sub depends upon key management personnel and the loss of any of them would seriously disrupt our operations.

The success of our consulting services business is largely dependent on the personal efforts of Keith Wong and Norm Klein, who are the chief financial officer and chief executive officer, respectively,  of EastBridge Sub.  The loss of the services of Keith Wong or Norm Klein or other key executives would have a material adverse effect on the business and prospects of EastBridge Sub.  The Company has not obtained key-man insurance for any of its senior management personnel or for any of the officers of its subsidiaries, which means that the Company will not receive any cash amounts as a result of the disability or death of a member of senior management.  In addition, in order for us to undertake our consulting business operations as contemplated, it will be necessary for us to locate and hire experienced personnel who are knowledgeable in the industry in which EastBridge Sub operates.  Failure to attract and retain such experienced personnel on acceptable terms will have a material adverse impact on our ability to grow our consulting services business.

EastBridge Sub does not provide proprietary services.

There is nothing proprietary about the consulting services provided through EastBridge Sub, and EastBridge Sub does not rely upon any intellectual property or other protection for its consulting services business. Any current or future competitors could duplicate the consulting service business model of EastBridge Sub and there would be no legal recourse against these competitors for such actions.

We are currently being audited.

We are undergoing an audit by the Internal Revenue Service related to employment tax liability of EastBridge Sub for the 2006-2008 tax years, and depending on the outcome of the audit, we may be subject to additional taxes, penalties and restrictions on further business activities or how we account for them.  An assessment of additional taxes plus penalties and interest may have a material adverse effect on our finances.  We expect the audit process to be completed and resolved in 2013.

RISKS RELATED TO OUR COMMON STOCK
Our share ownership is concentrated.

One stockholder, Global Health Investment Holdings Ltd. (“Global Health”), beneficially owns approximately 45% of our issued and outstanding Common Stock. As a result, that stockholder will exert significant influence over all matters requiring stockholder approval, including the election and removal of directors, any merger, consolidation or sale of all, or substantially all, of the assets, as well as any charter amendment and other matters requiring stockholder approval. This concentration of ownership may delay or prevent a change in control and may have a negative impact on the market price of our Common Stock by discouraging third party investors.   The Company is a party to a lockup agreement with Global Health entered into on January 21, 2013, which was assumed by the Company on the closing date of the merger on February 6, 2013.  Under the agreement, Global Health agreed for a period of one year after the closing date of the Merger to (i) not offer, sell, agree to sell, contract to sell, hypothecate, pledge, grant any option to purchase, made any short sale, or otherwise dispose of or hedge, directly or indirectly, any of the Company’s common stock or any securities convertible into or exchangeable or exercisable for the Company’s common stock, or publicly announce an intention to effect any such transaction, in connection with Global Health’s shares, or exercise any right without respect to the registration of its shares, or file or cause to be filed any registration statement in connection with its shares without prior written consent of the Company; or (ii) enter into any swap or any other agreement or any transaction that transfers, in whole or in part, the economic consequences of ownership of Global Health’s shares without prior written consent of the Company.

Our common stock may be subject to the penny stock rules which might make it harder for stockholders to sell.

As a result of our initial stock price, our shares may become subject to the penny stock rules. The application of these penny stock rules may affect stockholders’ ability to sell their shares because some broker-dealers may not be willing to make a market in our Common Stock because of the burdens imposed upon them by the penny stock rules which include but are not limited to:

●
Section 15(g) of the Exchange Act and Exchange Act rules 15g-1 through 15g-6, which impose additional sales practice requirements on broker-dealers who sell Company securities to persons other than established customers and accredited investors.

●	Exchange Act rule 15g-2 declares unlawful any broker-dealer transactions in penny stocks unless the broker-dealer has first provided to the customer a standardized disclosure document.

●
Exchange Act rule 15g-3 provides that it is unlawful for a broker-dealer to engage in a penny stock transaction unless the broker-dealer first discloses and subsequently confirms to the customer the current quotation prices or similar market information concerning the penny stock in question.

●
Exchange Act rule 15g-4 prohibits broker-dealers from completing penny stock transactions for a customer unless the broker-dealer first discloses to the customer the amount of compensation or other remuneration received as a result of the penny stock transaction.

●
Exchange Act rule 15g-5 requires that a broker-dealer executing a penny stock transaction, other than one exempt under Rule 15g-1, disclose to its customer, at the time of or prior to the transaction, information about the sales person’s compensation.

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

Because our stock is quoted on the OTCBB and OTCQB, our stockholders may have difficulty selling their stock or experience increased negative volatility in the market price of our stock.

Our common stock is quoted on the OTCBB and OTCQB. The OTCBB and QTCQB are often highly illiquid, in part because they do not have a national quotation system by which potential investors can follow the market price of shares except through information received and generated by a limited number of broker-dealers that make markets in particular stocks. There is a greater chance of volatility for securities that trade on the OTCBB and OTCQB as compared to a national exchange or quotation system. This volatility may be caused by a variety of factors, including the lack of readily available price quotations, the absence of consistent administrative supervision of bid and ask quotations, lower or non-existent trading volume, and market conditions. Our stockholders may experience high fluctuations in the market price and volume of the trading market for our securities. These fluctuations, when they occur, have a negative effect on the market price for our securities. Accordingly, our stockholders may not be able to realize a fair price from their shares when they determine to sell them or may have to hold them for a substantial period of time until the market for our common stock improves.

Our operating history and lack of profits could lead to wide fluctuations in our share price. The market price for our common shares is particularly volatile given our status as a relatively unknown company with a small and thinly traded public float.

The market for our common shares is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. The volatility in our share price is attributable to a number of factors. First, as noted above, our common shares are sporadically and thinly traded. As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our stockholders may disproportionately influence the price of those shares in either direction. The price for our shares could, for example, decline precipitously in the event that a large number of our common shares are sold on the market without commensurate demand, as compared to a seasoned issuer which could better absorb those sales without adverse impact on its share price. Secondly, we are a speculative or "risky" investment due to our limited operating history and lack of profits to date. As a consequence of this enhanced risk, more risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a seasoned issuer. Many of these factors are beyond our control and may decrease the market price of our common shares, regardless of our operating performance. We cannot make any predictions or projections as to what the prevailing market price for our common shares will be at any time, including as to whether our common shares will sustain their current market prices, or as to what effect that the sale of shares or the availability of common shares for sale at any time will have on the prevailing market price.

Stockholders should be aware that, according to SEC Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (1) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (2) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (3) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (4) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (5) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities. However, the occurrence of these patterns or practices could increase the volatility of our share price.

Our profitability may be negatively impacted due to the fact that a substantial portion of our assets are comprised of securities that are not highly liquid.

A substantial portion of our assets, held by our EastBridge subsidiary, are comprised of securities received as compensation for services rendered and are not highly liquid. There is presently no public market in the majority of the securities held by EastBridge Sub, and it is uncertain if such securities will be listed on a securities exchange or if a market for such securities will ever develop. There is no assurance that an alternative exit strategy will be readily available to realize the fair value of such securities.  Accordingly, we are prepared to bear the economic risk of such securities for an indefinite period of time.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

As a smaller reporting company, we are not required to provide Item 1B disclosure.

ITEM 2.	PROPERTIES.

Our corporate headquarters are located at 530 University Avenue in Palo Alto, California. We currently pay rent in the amount of $1,400 per month on a month-to-month basis.  We believe at the present time, our premises are sufficient for our operations and near term growth plans.

CBMG operates a GMP facility in Wuxi and a manufacturing facility in Shanghai.

For our consulting services business, our office is located at 8040 E. Morgan Trail, Unit 18, Scottsdale, AZ  85258. We lease these facilities, consisting of approximately 750 square feet, for $ 776 per month.  In 2012, EastBridge signed a two year lease expiring in July 2014.

CBMG obtained the approval from the local authority of Beijing, capital of China, to operate a representative office to serve its Chinese clients.  This office is housed in the office tower of Kunlun Hotel and became fully operational in January of 2008. The Company leases these offices for $1,800 per month.  The lease was terminated in 2012. In January 2012, the Company entered into a lease for housing accommodations for its former CEO while in Bejing.  These facilities are being leased for $2,000 a month, to be paid with restricted stock.  The term of this lease is on a month to month.  Previously this property had been leased on a 2 year term for $4,250 per month that expired in December 2011. The aforesaid properties are in good condition and we believe they will be suitable for our purposes for the next 12 months.  There is no affiliation between us and any of our principals or agents and our landlords or any of their principals or agents, with one exception of the housing lease with with the former CEO’s spouse.

Monthly Lease Obligations

	Palo Alto	Scottsdale	Beijing China	Total
2012	$-	$664	$3,800	$4,464
2011	$-	$664	$6,050	$6,714

ITEM 3.	LEGAL PROCEEDINGS

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

Our common stock is traded in the over-the-counter market, and quoted in the National Association of Securities Dealers Inter-dealer Quotation System ("OTCBB") and can be accessed on the Internet at www.otcbb.com under the symbol "CBMG"  Our stock was formerly quoted under the symbol “EBIG.OB.”

As of December 31, 2012, there were 1,568,920 shares of common stock of the Company outstanding and there were approximately 1,600 shareholders of record of the Company's common stock.

The following table sets forth for the periods indicated the high and low bid quotations for the Company 's common stock.  These quotations represent inter-dealer quotations, without adjustment for retail markup, markdown or commission and may not represent actual transactions.

Periods	High	Low
Fiscal Year 2012
First Quarter (January - March 2012)	8.00	4.00
Second Quarter (April - June 2012)	11.00	3.00
Third Quarter (July - September 2012)	11.00	4.00
Fourth Quarter (October - December 2012)	8.00	4.00

Fiscal Year 2011
First Quarter (January - March 2011)	18.00	10.00
Second Quarter (April - June 2011)	11.00	5.00
Third Quarter (July - September 2011)	9.00	5.00
Fourth Quarter (October - December 2011)	9.00	5.00

Effective January 18, 2013, the Company completed its reincorporation from the State of Arizona to the State of Delaware (the “Reincorporation”). In connection with the Reincorporation, shares of the former Arizona entity were exchanged into shares of the Delaware entity at a ratio of 100 Arizona shares for each 1 Delaware share, resulting in the same effect as a 1:100 reverse stock split. The Reincorporation became effective on January 31, 2013. Please refer to the Current Report on Form 8-K, filed by the Company on January 25, 2013.  All values have been retroactively adjusted.  On March 27, 2013, the closing bid price of our common stock was $4.95.

Dividends

We did not declare any cash dividends for the years ended December 31, 2012 and 2011. Our Board of Directors does not intend to declare any dividends in the near future. The declaration, payment and amount of any future dividends will be made at the discretion of the Board of Directors, and will depend upon, among other things, the results of our operations, cash flows and financial condition, operating and capital requirements, and other factors as the Board of Directors considers relevant. There is no assurance that future dividends will be paid, and if dividends are paid, there is no assurance with respect to the amount of any such dividend.

Equity Compensation Plans

2009 Stock Option Plan

During the first quarter of 2009, the Company's Board of Directors approved and adopted the 2009 Stock Option Plan  (the "Plan") and designated 100,000 of its no par common stock for issuance under the Plan to employees, directors or consultants for the Company through either the issuance of shares or stock option grants.  Under the terms of the Plan, stock option grants shall be made with exercise prices not less than 100% of the fair market value of the shares of common stock on the grant date.

2011 Incentive Stock Option Plan (as amended)

During the last quarter of 2011, the Company's Board of Directors approved and adopted the 2011 Incentive Plan (the "2011 Plan") and designated 300,000 of its no par common stock for issuance under the 2011 Plan to employees, directors or consultants for the Company through either the issuance of shares or stock option grants.  Under the terms of the 2011 Plan, stock option grants were authorized to be made with exercise prices not less than 100% of the fair market value of the shares of common stock on the grant date.  On November 30, 2012, the Company’s Board of Directors approved the Amended and Restated 2011 Incentive Stock Option Plan (the “Restated Plan”), which amended and restated the 2011 Plan to provide for the issuance of up to 780,000 (increasing up to 1% per year) shares of common stock.  The Restated Plan was approved by our shareholders on January 17, 2013.

All Equity Compensation Plans

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (#)	Weighted-average exercise price of outstanding options, warrants and rights ($)	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by shareholders			781,225
Equity compensation plans not approved by shareholders	-	-	-
Total	-	-	781,225

Transfer Agent

The Company’s transfer agent and Registrar for the common stock is Jersey Transfer and Trust Company located in Verona, New Jersey.

Recent Sales of Unregistered Securities

Years Ended	Stock issued for Cash	Cash Received	Stock for Conversion of Debt	Stock Issued for services	Cancelled Shares
December 31, 2012	1,250	$5,000	9,101	12,668	$-
December 31, 2011	-	$-	14,316	45,047	-
December 31, 2010	-	$-	43,444	39,321	-

All unregistered sales and issuances of equity securities for the year ended December 31, 2012 were previously disclosed in a Form 8-K or Form 10-Q filing.

ITEM 6.	SELECTED FINANCIAL DATA.

As a smaller reporting company, we are not required to provide Item 6 disclosure.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

On February 6, 2013, as described elsewhere in this report, the Company merged with Cellular Biomedicine Group Ltd., and changed its primary line of business.  The financial statements and related discussion and analysis of financial condition and results of operation by management presented in this report cover periods that precede the merger.

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

Statement of Operations Data	December 31,
	2012	2011
Revenues	$9,368,771	$35,500
Operating and Other Expenses	(11,316)	(801,915)

Net Income (Loss)	$9,357,455	$(766,414)

Balance Sheet Data:
	December 31,
	2012	2011
Current Assets	$3,454,173	$602,747
Total Assets	5,293,656	1,545,230
Current Liabilities	2,383,918	1,970,886
Non Current Liabilities	110,930	––
Total Liabilities	2,494,848	1,970,886
Working Capital (Deficit)	1,070,255	(1,368,139)
Shareholders'Equity (Deficit)	$2,798,808	$(425,656)

Fiscal Year Ended December 31, 2012, Compared to Fiscal Year Ended December 31, 2011

Results of Operations

Revenues

Year Ended December 31,	Revenues	Change from Prior Year	Percent Change from Prior Year
2012	$9,368,771	$9,333,271	26,291%
2011	$35,500

Revenues in fiscal 2012 increased by approximately $9,333,000, due primarily to timing of specific listing agreements with our clients which triggered payment obligations from our clients to us.  Most of the current agreements with EastBridge Sub stipulate that the receipt of revenue from them is dependent upon the successful listing of the client company on a U.S. stock exchange or other market.  The Company recognized revenue in 2012 based on receipt of shares in clients that were successfully listed.  For example, the Company met all of the milestones in the listing agreement with Wonder International in 2012.  In 2011, revenue was associated with cash fees for which services were fully rendered.

General and Administrative Expenses

	General & Administrative Expenses	Change from Prior Year	Percent Change from Prior Year
2012	$1,275,570	$55,688	5%
2011	$1,219,882

General and administrative expenses increased in fiscal 2012 as compared to fiscal 2011 due to the following:

●
Increase in accounting and legal fees related to our listing agreements with our clients of approximately $148,000 (we agreed to cover these professional fees for our clients under certain of these agreements).

●	An increase in payroll tax expense of $119,000 as the Company has accrued for a potential liability from an IRS review.

●	An increase in payroll expense of $77,000 as the Company has hired additional staff.

●
A decrease in consulting fees related to the needs of the listing agreements of approximately $230,000 (we agreed to cover non-legal and non-accounting professional fees for our clients under certain of these agreements).

●	A decrease in rent expense of approximately $39,000, as we entered into an agreement to provide living quarters in Beijing.

●	A decrease of other general and administrative fees of approximately $19,000.

 Sales and Marketing Expenses

Year Ended December 31,	Sales & Marketing Expenses	Change from Prior Year	Percent Change from Prior Year

2012	$94,435	$(8,044)	(8)%
2011	$102,479

Sales and marketing expenses decreased in fiscal 2012 as compared to fiscal 2011 due to other marketing related expenses of approximately $13,000 and partially offset by increased travel of approximately $5,000.

Operating Loss

Year Ended December 31,	Operating Income (Loss)	Change from Prior Year	Percent Change from Prior Year

2012	$7,998,766	$9,285,627	(722)%
2011	$(1,286,861)

The decrease in our operating loss for fiscal 2012 as compared to fiscal 2011 is primarily due to changes in revenues, sales and marketing expenses and general and administrative expenses, each of which is described above.

Total Other Income (Expense)

Year Ended December 31,	Total Other Income (Expense)	Change from Prior Year	Percent Change from Prior Year

2012	$1,472,239	$951,792	183%
2011	$520,447

 Other income (expense) increased in fiscal 2012 as compared to fiscal 2011 due to the following:

●	An increase in gain from the sale or exchange of investments of approximately $988,000.

●	A decrease from the extinguishment of debt of approximately $46,500.

Income Tax Benefit (Provision)

Year Ended December 31,	Income Tax Provision (Benefit)	Change from Prior Year	Percent Change from Prior Year

2012	$(113,550)	$(113,550)	0%
2011	$-

While we have optimistic plans for our business strategy, we determined that a valuation allowance was necessary given the current and expected near term losses and the uncertainty with respect to our ability to generate sufficient profits from our business model.  Therefore, we established a valuation allowance for all deferred tax assets.

Net Income (Loss)

Year Ended December 31,	Net Income (Loss)	Change from Prior Year	Percent Change from Prior Year

2012	$9,357,455	$10,123,869	(1,321)%
2011	$(766,414)

Changes in net income (loss) are primarily attributable to changes in operating income, and other income (expense), each of which is described above.

Comprehensive Net Income (Loss)

Year Ended December 31,	Comprehensive Net Income (Loss)	Change from Prior Year	Percent Change from Prior Year

2012	$5,309,543	$6,098,804	(773)%
2011	$(789,261)

Comprehensive net income (loss) increased in fiscal 2012 as compared to fiscal 2011 due to an unrecognized loss on investments of $4,047,912 as of December 31, 2012, compared to the $22,847 as of December 31, 2011 combined with the changes in net income.

LIQUIDITY AND CAPITAL RESOURCES

We had working capital of $1,070,255 as of December 31, 2012 compared to $(1,368,139) as of December 31, 2011. Our cash position increased slightly to $757,457 at December 31, 2012 compared to $602,747 at December 31, 2011, as we had an increase in cash generated from operations, offset by a decrease in cash from financing activities.

Net cash provided by or used in operating, financing and investing activities from continuing operations were as follows (in thousands):
	Year Ended December 31,
	2012	2011
Net cash provided by (used in) operating activities	$173,108	$347,866
Net cash provided by (used in) financing activities	(18,399)	204,983

Net cash provided by or (used in) operating activities was $173,108 and $347,866 for the years ended December 31, 2012 and 2011, respectively.  Our primary source of cash inflows has historically been from listing agreement clients.  In 2012 we recorded approximately $9.3 million in income, mainly due to our receipt of stock for services we rendered. At December 31, 2012, we had sold a portion of this stock for cash, however, we continued to hold most of the stock, and recorded a negative $7.2 million adjustment in our cash flow statement to account for the fact that a portion of our income was not in the form of cash.  In addition, a portion of our income in 2012 was recorded based on an agreement we made with a third party to sell certain stock held by us.  However, at December 31, 2012, this transaction had not yet been fully received in cash, and so we recorded an offsetting $2.6 million as accounts receivable.  Despite our large increase in net income for 2012 as compared to 2011, our overall cash flow from operating activities did not increase, and in fact decreased slightly from 2011 to 2012, due to the fact that most of the income we received in 2012 was not in the form of cash.  As of December 31, 2012, no single customer accounted for greater than 10% of accounts receivable as part of the agreements require deposits in advance rather than billing after the fact. The accounts receivable is related to the sale of stock regarding client shares sold.

Cash provided by (used in) financing activities was $(18,398) and $204,983 in the years ended December 31, 2012 and 2011, respectively.  The decrease in 2012 was due to the fact that we borrowed less in 2012.  Specifically, we repaid advances to Mr. Keith Wong as Chief Executive Officer of $30,188, and Mr. Norm Klein as Chief Financial Officer of $15,932, offset by advances from these individuals of $8,500 and $19,222, respectively.  In contrast during 2011 we received advances from Mr. Wong of $23,588, advances from Mr. Klein of $2,445 and advances from other affiliates in the aggregate amount of $197,700.  These borrowings in 2011 were offset by a repayment of $18,750 to a local bank in connection with a $100,000 loan from the bank received in 2008.

Liquidity and Capital Requirements Outlook

Capital Requirements

We anticipate that following our merger in February 2013, we as a combined company will require approximately $5 million in cash to operate as planned during the 2013 calendar year.  Of this amount, approximately $3 million will be used to operate our facilities and offices, including but not limited to payroll expenses, rent and other operating costs, and to fund our research and development (which will require an estimated $0.6 million in 2013) as we continue to develop our products through the clinical study process.  As another component of the $5 million amount noted above, we anticipate $2 million will be needed during 2013 to fund our currently planned clinical trials for liver cancer and KOA, each of which we launched in China in early 2013.  Presently we do not have plans to expand our physical plant and facilities, although we may revise these plans depending on the changing circumstances of our biomedicine business.

We expect to rely on current cash balances, and cash from our consulting operations and the sale of marketable securities that we hold (and that we received as payment for consulting services) to provide for these capital requirements.  Should these needs increase we intend to look to external financing to fund our operations and growth.  As of the date of this report, management anticipates that our current cash resources are sufficient to fund our operations in accordance with our plans during 2013.

Our medium to long term capital needs involve the further development of our biomedicine business, and may include, at management’s discretion, new clinical trials for other indications, strategic partnerships, joint ventures, acquisition of licensing rights from new partners, expansion of our license rights with our current joint venture partner or changes in the structure of such joint venture, and/or expansion of our research and development programs.  Furthermore, as our therapies pass through the clinical trial process and if they gain regulatory approval, we expect to expend significant resources on sales and marketing of our future products, services and therapies.

In order to finance our medium to long term plans, we intend to rely upon external financing.  This financing may be in the form of equity and or debt, in private placements and/or public offerings, or arrangements with private lenders.  Due to our short operating history and our early stage of development, particularly in our biomedicine business, we may find it challenging to raise capital on terms that are acceptable to us, or at all.  Furthermore our negotiating position in the capital raising process may worsen as we consume our existing resources.  Investor interest in a company such as ours is dependent on a wide array of factors, including the state of regulation of our industry in China (e.g. the policies of MOH and the SFDA), the U.S. and other countries, political headwinds affecting our industry, the investment climate for issuers involved in businesses located or conducted within China, the risks associated with our corporate structure, risks relating to our joint venture partners, licensed intellectual property, as well as the condition of the global economy and financial markets in general.  Additional equity financing may be dilutive to our stockholders; debt financing, if available, may involve significant cash payment obligations and covenants that restrict our ability to operate as a business; our stock price may not reach levels necessary to induce option or warrant exercises; and asset sales may not be possible on terms we consider acceptable.  If we are unable to raise the capital necessary to meet our medium- and long-term liquidity needs, we may have to delay or discontinue certain clinical trials, the licensing, acquisition and/or development of cell therapy technologies, and/or the expansion of our biomedicine business; or we may have to raise funds on terms that we consider unfavorable.  For a more complete discussion of risks that our business is subject to, refer to the “Risk Factors” section above.

Liquidity

To support our liquidity needs, for the year ended December 31, 2012, we sold shares of common stock that we held in a client with an original value of $845,116 for a gain of approximately $1,892,000.

In the near term, much of our cash from operating activities is expected to be derived from the continued sale of stock received as services rendered by our consulting services business.  We do not have a plan of liquidation of the portfolio securities that are held by EastBridge Sub, but rather, EastBridge Sub management may decide to sell marketable securities from our portfolio from time to time subject to securities regulatory constraints, if and when market conditions are considered to be favorable.

Management expects de minimus revenue from our biomedicine business in 2013, as our focused products, services and therapies we have in development are in the proof-of-concept stage or in clinical trials, and have not yet been approved for clinical use.  Unless there is a major shift in the regulatory environment in which we operate, we aim to complete clinical trials for our KOA products within the next year and begin generating revenue from our biomedical operations beginning in 2014.

Off-Balance Sheet Transactions

We do not have any off-balance sheet transactions.

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

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control — Integrated Framework. Based on our assessment using those criteria, our management concluded that our internal control over financial reporting was effective as of December 31, 2012.
This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to a permanent exemption of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report. Accordingly, our management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2012 has not been audited by our auditors, Tarvaran & Askelson or any other independent registered accounting firm.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

On February 6, 2013, in connection with the Company’s merger with CBMG BVI, the composition of our management and board of directors changed.  Our previous CEO and CFO, Keith Wong and Norm Klein, who also served as our directors, resigned as executive officers in accordance with the agreement and plan of merger.  Mr. Wong and Mr. Klein continue to serve as directors on the board of directors of the Company, and also serve as the CEO and CFO, respectively, of EastBridge Sub.  Set forth below is information regarding the Company's current directors and executive officers as of the date of this report. There are no family relationships between any of our directors or executive officers. The directors are elected annually by shareholders. The executive officers serve at the pleasure of the Board of Directors.  There is no arrangement or understanding between any of the directors or officers of the Company and any other person pursuant to which any director or officer was or is to be selected as a director or officer, and there is no arrangement, plan or understanding as to whether non-management shareholders will exercise their voting rights to continue to elect the current directors to the Company’s Board.  There are also no arrangements, agreements or understandings between non-management shareholders that may directly or indirectly participate in or influence the management of the Company’s affairs.  There are no agreements or understandings for any officer or director to resign at the request of another person, and none of the officers or directors are acting on behalf of, or will act at the direction of, any other person.

Name	Age	Position
Wen Tao (Steve) Liu	56	Chairman of the Board and Chief Executive Officer
Wei (William) Cao	54	Director, President, Chief Operating Officer
Andrew Chan	55	Chief Financial Officer and Secretary
Tony Liu	48	Director
Jianping Dai	67	Director
Keith Wong	57	Director
Norman Klein	63	Director

The following is a brief description of the business experience during the past five years of each of the above-named persons:

Wen Tao (Steve) Liu – Chairman of the Board and Chief Executive Officer

Dr. Liu has served as CEO of Cellular Biomedicine Group Inc., our wholly owned subsidiary, since March 2012. Dr. Liu has 29 years of professional career experience in bringing new products from inception to mass market, encompassing the biomedical, clean energy and semiconductors industries. Dr. Liu has led large organizations as well as entrepreneurial companies with a proven track record of delivering shareholder value. He is experienced in multi-cultural business environments and has gained respect and trust from customers, colleagues and industry leaders. Dr. Liu served as President and CEO of Seeo Inc. from July 2010 to February 2012, where he led a team of scientists and entrepreneurs for the commercialization of solid state lithium ion battery for electric vehicles and smart grid applications. From 2003 to 2009, he was President and CEO of Shanghai Huahong NEC Electronics Company. From 1989 to 2002, he was Vice President and GM of Peregrine Semiconductor, Vice President and GM of Integrated Device Technology, and Managing Director of Quality Semiconductor Australia. Mr. Liu served at Cypress Semiconductor in various engineering roles from 1984 to 1989. Mr. Liu earned a Bachelor’s degree in Chemistry from Nanjing University, Nanjing China. He holds a Master and Doctorate in Chemistry from Rensselaer Polytechnic Institute, Troy New York. In considering Dr. Liu's eligibility to serve on the Board, the Board considered Dr. Liu’s prior experience as a leader and executive officer and his educational background.

Wei (William) Cao – President, Chief Operating Officer and Director

Since August 2010, Dr. Cao has served as President, COO and director of Cellular Biomedicine Group Ltd. From August 2006 until July 2010, Dr. Cao served as general manager and chairman of Affymetrix China, a Company in the genetic analysis industry. Dr. Cao has over 30 years of professional experience in scientific research, product development and startups. He served as Technical Manager for Bayer Diagnostics Asia Pacific region (now Siemens), General Manager of GenoMultix Ltd. and President of Wuxi New District Hospital. Dr. Cao has extensive research experience in the immune-pharmacology field at Harvard Medical School and Stanford University Medical Center. Dr. Cao holds a Bachelor’s degree in Medicine from Fudan University Medical College, Shanghai China, and a PhD in Pharmacology from Medical College of Virginia, Richmond Virginia. He is the inventor named in 26 patents in the field of genetic analysis and stem cell technology, especially adipose derived stem cell preparation and its disease treatment applications. In considering Dr. Cao's eligibility to serve on the Board, the Board considered Dr. Cao’s scientific background and experience in the biotech industry.

Andrew Chan - Chief Financial Officer and Secretary

Mr. Chan has served as Chief Financial Officer of Cellular Biomedicine Group Ltd. since February 2011. From 2003 until 2011, Mr. Chan was with Jazz Semiconductor and held various management roles focusing on business operations, business and corporate development. Prior to 2003, Mr. Chan was Vice President of Business Operations and Supply Chain Management for Mindspeed Technologies. In 2000, Mr. Chan served as Vice President of Supply Chain Management at Conexant Systems. Previously, Mr. Chan’s focus was in aviation and aerospace services. He served in diverse technical and operations management roles at Eastern Airlines, Continental Express and at Allied Signal (now called Honeywell) as Sr. Director of Strategic Business Development. Mr. Chan earned a B.S. degree in Management from Embry Riddle Aeronautical University and an MBA with specialization in Computer System Management and Operations Research from Nova University. He also holds a Jurisprudence Doctorate (J.D.) degree from South Texas College of Law.

Tony Liu – Director

Since January 2013, Mr. Liu has served as the Corporate Vice President at Alibaba Group, handling Alibaba's overseas investments. Since joining Alibaba in 2009, Mr. Liu has severed in various positions including Corporate Vice President at B2B corporate investment, corporate finance, and General Manager for a global ecommerce platform. From July 2011 to December 2012, he served as CFO for HiChina, a subsidiary of Alibaba, an internet infrastructure service provider. Prior to joining Alibaba, Mr. Liu spent 19 years at Microsoft Corporation where he served a variety of finance leadership roles. He was the General Manager at Corporate Strategy looking after Microsoft China investment strategy and Microsoft corporate strategic planning process. Mr. Liu was a leader in Microsoft corporate finance organization during the 1990s as Corporate Accounting Director. Mr. Liu earned a B.S. degree in Physics from Suzhou University, Suzhou, PRC and has completed MBA/MIS course work at Seattle Pacific University. Mr. Liu obtained his Washington State CPA certificate in 1992. In considering Mr. Liu's eligibility to serve on the Board, the Board considered Mr. Liu’s financial background and business experience in China.

Jianping Dai – Director

Since January 2008, Dr. Jianping Dai has served as a professor of radiology in the Beijing Neurosurgical Institute and Beijing Tiantan Hospital, Capital Medical University. He also serves as the President of Capital Medical University School of Medical Imaging and Informatics. He served as the President of Beijing Tiantan Hospital Affiliated of Capital Medical University from 1993 to 2008. He is a foreign associate of the Institute of Medicine (IOM) of the National Academies.  Previously, Dr. Dai served as President of the Chinese Society of Radiology, Vice President of the Chinese Hospital Association and Chairman of the Neuroimaging Center, Beijing Tiantan Hospital. Dr. Dai is the recipient of several awards from the Chinese government due to his outstanding contribution to his country and has focused his research on interventional therapy for cerebrovascular disease and functional neuroimaging.  In considering Dr. Dai’s eligibility to serve on the Board, the Board considered Dr. Dai’s medical background and administrative and business experience in the medical field in China.

Keith Wong –Director

Mr. Wong brings 23 years of experience in sales, business management, finance, manufacturing, Asian suppliers and Asian business networks. Since 2001, Mr. Wong has acted as the President and CEO of ATC Technology Group, which later became EastBridge Investment Group Corporation.  Mr. Wong holds a Bachelors and Masters degree in electrical engineering from Rutgers University and Northeastern University, respectively. Mr. Wong successfully completed several corporate finance courses for executives from Harvard University. Mr. Wong also holds two U.S. utility patents and one U.S. design patent.  In considering Mr. Wong's continued eligibility to serve on the Board, the Board considered his extensive experience in finance, marketing, sales and operational matters for public and early stage companies.  Mr. Wong is also the CEO of EastBridge Sub.

Norman Klein - Director

Mr. Klein has over twenty years of experience working in manufacturing and process control with major companies. Mr. Klein also brings his expertise in engineering, operational leadership, and business management to EastBridge.  Since 2001, Mr. Klein has acted as the CFO, COO, and IRO for ATC Technology Group, which later became known as EastBridge Investment Group Corporation.  In considering Mr. Klein's continued eligibility to serve on the Board, the Board considered his extensive experience as an executive at large corporations, skills in financial management, operations and human resources.  Mr. Klein is also the Chief Financial Officer of EastBridge Sub.

Board Meetings and Committees

Our Board held no formal meetings during the 2012 fiscal year.  All proceedings of the Board were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors.  Such resolutions are, according to the corporate laws of the States of Delaware and Arizona, and our bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.  The Board does not currently have a policy with regard to Board member attendance at annual shareholder meetings, and there was no annual shareholder meeting during the 2012 fiscal year.

In fiscal year 2012, our Board had not yet established an audit committee, compensation committee, or nominating committee.  The functions ordinarily handled by these committees are currently handled by our entire Board.  Our Board is reviewing our governance structure.  On February 20, 2013, the Board authorized formation of an audit committee, compensation committee and nominating committee and will adopt charters and appoint members of each of these respective committees in the near future.  On February 20, 2013, the board appointed Mr. Tony Liu as Chairman of the Audit Committee, and determined that Mr. Liu meets the qualifications under the applicable rules of the SEC and the Nasdaq Stock Market to serve as an audit committee financial expert.

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

We believe that all of the Company's executive officers, directors and 10% shareholders have timely complied with their filing requirements during the year ended December 31, 2012, except for Keith Wong and Norman Klein have inadvertently not timely filed Form 4s during the fiscal year ended December 31, 2012.

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

Summary Compensation Table

The following table sets forth for the years ended December 31, 2012 and 2011 compensation awarded to, paid to, or earned by, Keith Wong (our director and former CEO) and Norm Klein (our former CFO).  We had no other executive officers as of December 31, 2012.

Name and Principal Position	Year	Salary ($)					Nonqualified
						Non-Equity	Deferred
				Stock	Option	Incentive Plan	Compensation	All Other
			Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
			($)	($)	($)	($)	($)	($)	($)
Keith Wong	2012	240,000	30,188	-	-	-	-	-	270,188
	2011	240,000	-	-	-	-	-	-	240,000
Norm Klein	2012	180,000	-	-	-	-	-	-	180,000
	2011	180,000	-	-	-	-	-	-	180,000

(1)  Keith Wong and Norm Klein entered into a Deferred Compensation Agreement with the Company dated February 5, 2013, which is attached as Exhibit 10.9 to our current report on form 8-K filed February 12, 2013.

Executive Employment Agreements

At the closing of the merger with CBMG BVI, the Company entered into executive employment agreements with each of Wen Tao (Steve) Liu, Wei (William) Cao and Andrew Chan (the “New Officers”) dated February 6, 2013 (each an “Employment Agreement,” collectively, the “Employment Agreements”). Pursuant to their Employment Agreements, the New Officers will receive an annual base salary of $150,000. The New Officers are also eligible to participate in the Company’s Amended and Restated 2011 Incentive Stock Option Plan (the “Plan”) and receive an option grant thereunder for the purchase of common stock of the Company at the discretion of the board of directors of the Company (the “Board”). The term of the New Officers’ employment agreements are effective as of February 6, 2013 and continue for three years thereafter. After the three year term, if the New Officers continue to be employed, they will be employed on an at-will basis and their agreements shall automatically renew for successive one year terms, until and unless their employment is terminated.

If during the initial three year period following February 6, 2013, the New Officers are terminated for any reason other than death, disability, Cause (as defined in their Employment Agreements) or for no good reason, the Company shall be obligated to: (i) pay a severance amount equal to one times the New Officer’s base salary; (ii) accelerate and vest in full the New Officer’s stock options; (iii) subject to the New Officer’s election to receive COBRA, pay for the executive’s COBRA premiums during the twelve month period commencing with continuation coverage for the month in which the date of termination occurs.

If any New Officer’s employment is terminated by the Company, upon or within two years following the date of a Change in Control (as defined in the Employment Agreement), the Company will (i) pay the New Officer a severance amount equal to two times the New Officer’s base salary; (ii) accelerate and vest the New Officer’s stock options effective immediately upon the date of termination within the two year period following the occurrence of a Change in Control; and (iii) subject to the New Officer’s election to receive COBRA, pay for the New Officer’s COBRA premiums during the twelve month period commencing with continuation coverage for the month in which the date of termination occurs.

A copy of the Employment Agreements were filed as Exhibits 10.2, 10.3 and 10.4 to our current report on Form 8-K filed February 12, 2013.

 Termination of Employment Agreements with Norman Klein and Keith Wong

Effective as of February 6, 2013, Norman Klein and Keith Wong’s employment agreements with the Company were terminated.

EastBridge Sub Employment Agreements with Norman Klein and Keith Wong

On February 6, 2013, EastBridge Sub entered into employment agreements with Norman Klein and Keith Wong (each a “Subsidiary Employment Agreement,” collectively, the “Subsidiary Employment Agreements”).

Pursuant to Mr. Wong’s Subsidiary Employment Agreement with EastBridge Sub, Mr. Wong is entitled to an annual base salary of $240,000. Mr. Wong is also eligible to participate in and receive awards under the  Plan.

Pursuant to Mr. Klein’s Subsidiary Employment Agreement with EastBridge Sub, Mr. Klein is entitled to an annual base salary of $180,000. Mr. Klein is also eligible to participate in and receive awards under the  Plan.

The Subsidiary Employment Agreements are effective as of February 6, 2013 and shall continue for three years thereafter unless earlier terminated. After the three year term, Mr. Wong and Mr. Klein shall continue to be employed on an at-will basis and their employment agreements automatically renew for successive one year terms until terminated.

If during the initial three year period following February 6, 2013, Mr. Klein or Mr. Wong are terminated for any reason other than death, disability, Cause (as defined in their Subsidiary Employment Agreements) or for no good reason, EastBridge Sub shall be obligated to: (i) pay a severance amount equal to two times the executive’s base salary; (ii) accelerate and vest in full the executive’s stock options; (iii) subject to the executive’s election to receive COBRA, pay for the executive’s COBRA premiums during the twelve month period commencing with continuation coverage for the month in which the date of termination occurs.

If Keith Wong or Norman Klein’s employment is terminated by EastBridge Sub, upon or within two years following the date of a Change in Control (as defined in the Subsidiary Employment Agreements), EastBridge Sub will (i) pay the executive a severance amount equal to two times the executive’s base salary; (ii) accelerate and vest the executive’s stock options effective immediately upon the date of termination within the two year period following the occurrence of a Change in Control; and (iii) subject to the executive’s election to receive COBRA, pay for the executive’s COBRA premiums during the twelve month period commencing with continuation coverage for the month in which the date of termination occurs.

Compensation of Directors

Prior to the Merger, the Company compensated directors through options to purchase common stock as consideration for their joining our Board and/or providing continued services as a director. Directors were not provided with cash compensation, although the Company would reimburse their expenses.

After the Merger, the Company determined that the annual cash compensation (prorated daily) to be paid to each director shall consist of $30,000 for each independent director and $20,000 for each non-independent director.  In addition, each independent director of the Board is eligible to receive a non-qualified option grant under the Plan, under which such director’s initial option grant shall be for a number of shares of common stock as set forth in the Independent Director Agreement for each such director and shall include such other terms to be determined by the Board and or its Compensation Committee.

Non-Executive Director Agreement

The Company has and will continue to enter into agreements with independent non-executive directors, under which these directors will be paid $30,000 per year (prorated daily based on a 360 day year for any portion of the year if he serves for less than a full term) for services as a director. Independent directors shall also be eligible to receive a non-qualified option grant under the Plan which shall constitute up to 0.1% of the total outstanding number of common shares of the Company and includes other terms to be determined by the Board and or/its Compensation Committee as the Board may determine.

2012 DIRECTOR COMPENSATION TABLE

Change
in Pension
	Fees				Value and
	Earned			Non-Equity	Nonqualified
	or			Incentive	Deferred
	Paid in	Stock	Option	Plan	Compensation	All Other
	Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	($)	($)	($)	($)	($)	($)	($)
Keith Wong	-	-	-	-	-	-	-
Norm Klein	-	-	-	-	-	-	-

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

The following table lists ownership of Common Stock as of March 25, 2013. The information includes beneficial ownership by (i) holders of more than 5% of parent Common Stock, (ii) each of our directors and executive officers and (iii) all of our directors and executive officers as a group. Except as noted below, to our knowledge, each person named in the table has sole voting and investment power with respect to all shares of the Company’s Common Stock beneficially owned by them.  As of March 25, 2013, the Company had 5,361,876 shares of Common Stock and no shares of preferred stock outstanding.  Except as otherwise indicated below, the address for each listed beneficial owner is c/o Cellular Biomedicine Group, Inc., 530 University Avenue, #17, Palo Alto, California 94301.

Name and Address of Beneficial Owner	Shares of Common Stock BeneficiallyOwned		Percent of Class
Named Executive Officers and Directors
Wen Tao (Steve) Liu Chief Executive Officer and Chairman of the Board	132,337	(4)	2.46%

Wei (William) Cao President, Chief Operating Officer and Director	127,240	(5)	2.37%

Andrew Chan Chief Financial Officer and Secretary	128,423	(6)	2.39%

Tony Liu Director	294	(7)	*

Jianping Dai	1,202		*
Director

Keith Wong (1) Director	492,720	(2)	9.19%

Norm Klein (1) Director	136,153	(2)	2.54%

All Officers and Directors as a Group (7 persons)	1,018,369		18.92%

5% or more Stockholders

Global Health Investment Holdings Ltd.(3)	2,402,299		45.32%

Keith Wong (1)	492,720	(2)	9.19%

* Less than 1%

(1)	The address for this beneficial owner is 8040 E. Morgan Trail, Unit 18, Scottsdale, Arizona 85258.
(2)
Reflects a reincorporation of the Company from Arizona to Delaware, in which each 100 shares of common stock of the Arizona corporation outstanding was exchanged for one share of Common Stock, with the same effect as a 1:100 reverse stock split, which became effective on January 31, 2013.

(3)
Mr. Derek Muhs is vice chairman and Mr. Shu Li is chairman of a nine-person board of directors of Global Health Investment Holdings Ltd. (“Global Health”), and in their capacity as chairman and vice chairman, may be deemed to beneficially own the shares of Company common stock held by Global Health. To the Company’s knowledge, Mr. Muhs and Mr. Li on a combined basis are beneficial owners of approximately 16.2% of the outstanding capital stock of Global Health. The mailing address for the principal office of Global Health is Unit 402,4th floor Fairmont House No. 8 Cotton Tree Drive, Admiralty, Hong Kong.

(4)	Includes 12,222 shares subject to an option to purchase common stock exercisable by Mr. Liu within 60 days of March 25, 2013
(5)	Includes 4,722 shares subject to an option to purchase common stock exercisable by Mr. Cao within 60 days of March 25, 2013
(6)	Includes 3,888 shares subject to an option to purchase common stock exercisable by Mr. Chan within 60 days of March 25, 2013
(7)	Includes 294 shares subject to an option to purchase common stock exercisable by Mr. Liu within 60 days of March 25, 2013

CHANGE OF CONTROL

As a result of the merger with CBMG BVI, a change in control of the Company occurred.  More specifically, upon consummation of the merger on February 6, 2013 the former CBMG BVI shareholders were issued shares of Company Common Stock constituting a majority of the outstanding stock of the Company.

In connection with the change in control, Wen Tao (Steve) Liu, Wei (William) Cao and Tony Liu were appointed as directors of the Company upon the closing of the merger.  Mr. Wong and Mr. Klein, along with these three individuals, comprise the entire Board of Directors (a total of five members) as of the closing date of the merger.

Other than the transactions and agreements disclosed in the Current Reports on Form 8-K filed with the SEC on November 20, 2012 and February 12, 2013, the Company knows of no arrangements resulting in a change in control of the Company. Except as set forth in this Annual Report, no officer, director, promoter, or affiliate of the Company has, or proposes to have, any direct or indirect material interest in any asset proposed to be acquired by the Company through security holdings, contracts, options, or otherwise.

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

At the closing of the merger, the Company entered into executive employment agreements with each of Wen Tao (Steve) Liu, Wei (William) Cao and Andrew Chan (the “New Officers”) dated February 6, 2013 (each an “Employment Agreement,” collectively, the “Employment Agreements”). Pursuant to their Employment Agreements, the New Officers will receive an annual base salary of $150,000. The New Officers are also eligible to participate in the Company’s Amended and Restated 2011 Incentive Stock Option Plan (the “Plan”) and receive an option grant thereunder for the purchase of common stock of the Company at the discretion of the board of directors of the Company (the “Board”). The term of the New Officers’ employment agreements are effective as of February 6, 2013 and continue for three years thereafter. After the three year term, if the New Officers continue to be employed, they will be employed on an at-will basis and their agreements shall automatically renew for successive one year terms, until and unless their employment is terminated.

If during the initial three year period following February 6, 2013, the New Officers are terminated for any reason other than death, disability, Cause (as defined in their Employment Agreements) or for no good reason, the Company shall be obligated to: (i) pay a severance amount equal to one times the New Officer’s base salary; (ii) accelerate and vest in full the New Officer’s stock options; (iii) subject to the New Officer’s election to receive COBRA, pay for the executive’s COBRA premiums during the twelve month period commencing with continuation coverage for the month in which the date of termination occurs.

If any New Officer’s employment is terminated by the Company, upon or within two years following the date of a Change in Control (as defined in the Employment Agreement), the Company will (i) pay the New Officer a severance amount equal to two times the New Officer’s base salary; (ii) accelerate and vest the New Officer’s stock options effective immediately upon the date of termination within the two year period following the occurrence of a Change in Control; and (iii) subject to the New Officer’s election to receive COBRA, pay for the New Officer’s COBRA premiums during the twelve month period commencing with continuation coverage for the month in which the date of termination occurs.

A copy of the Employment Agreements were filed as Exhibits 10.2, 10.3 and 10.4 to our current report on Form 8-K filed February 12, 2013.

On February 6, 2013, Norman Klein entered into an employment agreement with EastBridge Sub, pursuant to which EastBridge Sub shall pay Mr. Klein an annual base salary of $180,000 and Mr. Klein is eligible to participate in the Plan.

On February 6, 2013, Keith Wong entered into an employment agreement with EastBridge Sub, pursuant to which EastBridge Sub shall pay Mr. Wong an annual base salary of $240,000 and Mr. Wong is eligible to participate in the  Plan.

As of December 31, 2012 and 2011, the accrued compensation liability to the officers were $881,929 and $841,929, respectively.  In 2012, payroll tax liabilities were recorded properly.  In 2011 no payroll tax liability existed.

The Company received advances from Mr. Wong and Mr. Klein, its CEO and CFO, respectively, during the course of business at a rate of 4.5% interest which is the federal long term interest rate. As of December 31, 2012 and 2011, advances payable to the Company’s CEO were $8,500 and $30,188, respectively.  As of December 31, 2012 and 2011, advances payable to the Company’s CFO were $24,135 and $24,245, respectively.

In the second quarter of 2010, the Company issued 12,444 shares of common stock to its two officers. In total, 4,262 common shares were issued at $13.00 for a cumulative value of $55,411 to Keith Wong, our CEO and 8,182 common shares were issued at $13.00 for a cumulative value of $106,364 to the Norman Klein, our CFO.  The common shares were issued and accepted by the Company’s officers at the closing trading price on the date of issue and were applied against the accrued balance due to the two officers for a portion of unpaid salaries through the date of issuance.

In connection with the Company's entry into its loan restructure with Goldwater Bank, N.A. dated May 6, 2009, Mr. Wong and Mr. Klein each entered into a personal guaranty with the bank.  Mr. Wong and Mr. Klein have also personally guaranteed the Company's office lease.  No compensation was paid to Mr. Wong or Mr. Klein in connection with these guarantees.

Except as disclosed herein, there have been no transactions or proposed transactions in which the amount involved exceeds $120,000 for the last three completed fiscal years in which any of our directors, executive officers or beneficial holders of more than 5% of the outstanding shares of Common Stock, or any of their respective relatives, spouses, associates or affiliates, has had or will have any direct or material indirect interest.

The Company does not presently have a written policy for the review, approval or ratification of transactions with related persons.

Director Independence

Our Board has considered information regarding Tony Liu and Jianping Dai’s background and relationships and determined that they are “independent” in accordance with the definitions and criteria applicable under the SEC rules.

The remaining members of our Board, Wen Tao (Steve) Liu, Wei (William) Cao, Norman Klein, and Keith Wong, are not independent directors.

ITEM 14.                      PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company paid or accrued the following fees in each of the prior two fiscal years to its principal accountant, Taravan, Askelson & Company, LLP:

	Year ended	Year ended
	December 31,	December 31,
	2012	2011

1. Audit fees	$17,950	$20,320
2. Audit-related fees	0	0
3. Tax fees	0	0
4. All other fees	0	0
Totals	$17,950	$20,320

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Exhibits

Exhibit Number	Description
2.1	Plan of reorganization and exchange agreement1
2.2	Agreement and Plan of Merger, dated November 13, 201217
2.3	Amendment No. 1 to Agreement and Plan of Merger, dated January 15, 201318
2.4	Amendment No. 2 to Agreement and Plan of Merger, dated January 31, 201319
2.5	Amendment No. 3 to Agreement and Plan of Merger, dated February 5, 201320
3.1	Articles of incorporation of EastBridge Investment Group Corporation1
3.1.2	Articles of incorporation of EastBridge Investment Group Corporation, as amended1
3.1.3	Articles of Amendment for Name Change for EastBridge Investment Group Corporation1
3.1.4	Certificate of Incorporation for EastBridge Investment Group Corporation16
3.1.5	Certificate of Conversion16
3.1.6	Certificate of Ownership and Merger to Change Corporate Name23
3.2	Corporate bylaws for EastBridge Investment Group Corporation16
4.1	Form of lock-up agreement1
4.2	2007 Stock Incentive Plan, dated June 14, 20073
4.3	2008 Employees and Consultants Stock Option Plan, dated August 20, 20088
4.4	2009 Stock Option Plan10
4.5	2011 Incentive Stock Option Plan22
4.6	Amended and Restated 2011 Incentive Stock Option Plan, filed herewith
10.1	Consulting Employment Agreement between EastBridge Investment Group Corporation and Keith Wong dated June 1, 20051
10.2	Consulting Employment Agreement between EastBridge Investment Group Corporation and Norm Klein dated June 1, 20051
10.3	Translated Listing Agreement signed with Amonics Limited (signed on 11-23-2006)2
10.4	Translated Listing Agreement signed with Tianjin Hui Hong Heavy Steel Construction Co., Ltd (signed on 12-03-2006)2
10.5	Translated Listing Agreement signed with NingGuo Shunchang Machinery Co., Ltd (signed on 01-06-2007)2
10.6	Translated Listing Agreement with Hefe Ginko Real Estate Company, Ltd. (signed on 07-24-2007) 4
10.7	Share Exchange Agreement with AREM Wine Pty, Ltd. (signed on 09-21-2007) 5
10.8	Listing and Consultant Agreement with AREM Wine Pty, Ltd. (signed 09-27-2007) 6
10.9	Translated Listing Agreement with Beijing Zhong Zhe Huang Holding Company, Ltd. (signed on 10-04-2007) 7
10.10	Translated Listing Agreement with Qinhuangdao Huangwei Pharmaceutical Company Limited (signed on 12-29-2007) 12
10.11	Translated US Listing Agreement with Anhui Wenda Educational & Investment Management Corporation (signed on 04-12-2008) 12
10.12	Stock Purchase Agreement with Ji-Bo Pipes & Valves Company, dated September 21, 20089
10.13	Stock Purchase Agreement with Aoxing Corporation, dated September 21, 20089
10.14	Translated US Listing Agreement with Foshan Jinkuizi Technology Limited Company (signed on 09-22-2008) 12
10.15	Letter Agreement with Alpha Green Energy Limited (signed on 02-18-2009) 12

10.16	Listing Agreement with AREM Pacific Corporation (signed on 04-30-2009) 12
10.17	Change in Terms Agreement between EastBridge Investment Group Corporation and Goldwater Bank, N.A. dated May 6, 2009 12
10.18	Translated Listing Agreement with SuZhou KaiDa Road Pavement Construction Company Limited (signed on 11-03-2009) 12
10.19	Translated Listing Agreement with Long Whole Enterprises, Ltd. (signed on 11-28-2009) 12
10.20	Translated Listing Agreement with Beijing Tsingda Century Education Investment and Consultancy Limited (signed on 12-24-2009) 12
10.21	Translated Listing Agreement with StrayArrow International Limited (dated 4-11-2010) 13
10.22	Translated Listing Agreement with Hangzhou Dwarf Technology Ltd. (dated 9-26-2010) 14
10.23	Bridge Capital Raise Agreement with FIZZA, LLC, dated December 1, 2010 (confidential treatment requested for redacted portions) 15
10.24	Stock Purchase Agreement with An Lingyan, dated December 14, 201121
14.1	Code of Ethics for EastBridge Investment Group Corporation1
16.1	Letter of Jewett, Schwartz, Wolfe & Associates11
21.1	Subsidiaries of the Company 12
23.1	Consent of Tarvavan, Askelson & Company, LLP, filed herewith
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer, filed herewith.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer, filed herewith.
32	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
———————
1.	Incorporated by reference filed with the Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on October 30, 2006 (File No. 000-52282)

2.	Incorporated by reference filed with the Registration Statement on Form 10-SB/A filed with the Securities and Exchange Commission on February 27, 2007 (File No. 000-52282)

3.	Incorporated by reference filed with the Registration Statement on Form S-8 filed with the Securities and Exchange Commission on June 19, 2007 (File No. 333-143878)

4.	Incorporated by reference filed with the Form 8-K filed with the Securities and Exchange Commission on July 20, 2007 (File No. 000-52282)

5.	Incorporated by reference filed with the Form 8-K filed with the Securities and Exchange Commission on September 25, 2007 (File No. 000-52282)

6.	Incorporated by reference filed with the Form 8-K filed with the Securities and Exchange Commission on October 1, 2007 (File No. 000-52282)

7.	Incorporated by reference filed with the Form 8-K filed with the Securities and Exchange Commission on October 9, 2007 (File No. 000-52282)

8.	Incorporated by reference filed with the Registration Statement on Form S-8 filed with the Securities and Exchange Commission on August 22, 2008 (File No. 333-153129)

9.	Incorporated by reference filed with the Form 8-K filed with the Securities and Exchange Commission on October 22, 2008 (File No. 000-52282)

10.	Incorporated by reference filed with the Registration Statement on Form S-8 filed with the Securities and Exchange Commission on April 15, 2009 (File No. 333-158583)

11.	Incorporated by reference filed with the Form 8-K/A filed with the Securities and Exchange Commission on May 18, 2009 (File No. 000-52282)

12.	Incorporated by reference filed with the Form 10-K filed with the Securities and Exchange Commission on April 15, 2010 (File No. 000-52282)

13.	Incorporated by reference filed with the Form 8-K filed with the Securities and Exchange Commission on July 14, 2010 (File No. 000-52282)

14.	Incorporated by reference filed with the Form 8-K filed with the Securities and Exchange Commission on November 12, 2010 (File No. 000-52282

15.	Incorporated by reference filed with the Form 8-K filed with the Securities and Exchange Commission on December 7, 2010 (File No. 000-52282)

16.	Incorporated by reference filed with the Form 8-K filed with the Securities and Exchange Commission on January 25, 2013 (File No. 000-52282)

17.	Incorporated by reference filed with the Form 8-K filed with the Securities and Exchange Commission on November 20, 2012 (File No. 000-52282)

18.	Incorporated by reference filed with the Form 8-K filed with the Securities and Exchange Commission on January 22, 2013 (File No. 000-52282)

19.	Incorporated by reference filed with the Form 8-K filed with the Securities and Exchange Commission on February 4, 2013 (File No. 000-52282)

20.	Incorporated by reference filed with the Form 8-K filed with the Securities and Exchange Commission on February 12, 2013 (File No. 000-52282)

21.	Incorporated by reference filed with the Form 8-K filed with the Securities and Exchange Commission on January 3, 2012 (File No. 000-52282)

22.	Incorporated by reference filed with the Registration Statement on Form S-8 filed with the Securities and Exchange Commission on March 7, 2012 (File No. 333-179974)

23.	Incorporated by reference filed with the Form 8-K filed with the Securities and Exchange Commission on March 8, 2013 (File No. 000-52282)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Registrant	Cellular Biomedicine Group, Inc.

Date: April 3, 2013	By:	/s/ Wen Tao (Steve) Liu
Wen Tao (Steve) Liu
Chairman, Chief Executive Officer (Principal Executive Officer)

Date: April 3, 2013	By:	/s/ Andrew Chan
Andrew Chan
Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 3, 2013	By:	/s/ Wen Tao (Steve) Liu
Wen Tao (Steve) Liu
Chairman, Chief Executive Officer (Principal Executive Officer)

Date: April 3, 2013	By:	/s/ Andrew Chan
Andrew Chan
Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

Date: April 3, 2013	By:	/s/ Wei (William) Cao
Wei (William) Cao
President and Chief Operating Officer
Director

Date: April 3, 2013	By:	/s/ Tony Liu
Tony Liu
Director

Date: April 3, 2013	By:	/s/ Jianping Dai
Jianping Dai
Director

Date: April 3, 2013	By:	/s/ Keith Wong
Keith Wong
Director

Date: April 3, 2013	By:	/s/ Norm Klein
Norm Klein
Director

CELLULAR BIOMEDICINE GROUP, INC.

REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

To the Board of Directors and Stockholders
of Cellular Biomedicine Group, Inc. (formerly known as EastBridge Investment Group Corporation)
Palo Alto, California

We have audited the accompanying consolidated balance sheets of Cellular Biomedicine Group, Inc. (formerly known as EastBridge Investment Group Corporation) (Company) and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of income, stockholders' equity (deficit), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cellular Biomedicine Group, Inc. (formerly known as EastBridge Investment Group Corporation) as of December 31, 2012 and 2011, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Tarvaran Askelson & Company, LLP

Laguna Niguel, California
March 29, 2013

CELLULAR BIOMEDICINE GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2012	December 31, 2011

Assets

Cash	$757,457	$602,747
Accounts Receivable	2,646,716	$-
Other assets	50,000	-
Total current assets	3,454,173	602,747

Investments	1,839,483	942,483
Total assets	$5,293,656	$1,545,230

Liabilities and Stockholders' Equity

Liabilities:
Accounts payable	$177,161	$189,296
Disputed accounts payable	194,711	208,350
Accrued expenses	1,153,222	982,003
Deferred tax liability current	2,511	-
Deferred revenue	251,834	376,104
Advances payable to related party	32,635	115,133
Other current liabilities	571,844	100,000
Total current liabilities	2,383,918	1,970,886

Deferred tax liability non-current	110,930	-
Total liabilities	2,494,848	1,970,886

Stockholders' equity:

Preferred stock, par value $.001, 50,000,000 shares
authorized; none issued and outstanding
as of December 31, 2012 and December 31, 2011, respectively	-	-

Common stock, par value $.001, 300,000,000 shares authorized;
1,568,920 and 1,545,902 issued and outstanding
as of December 31, 2012 and December 31, 2011, respectively	1,569	1,546
Additional paid in capital	6,330,244	6,188,505
Retained earnings (deficit)	514,907	(6,592,860)
Accumulated other comprehensive loss	(4,047,912)	(22,847)
Total stockholders' equity	2,798,808	(425,656)

Total liabilities and stockholder's equity	$5,293,656	$1,545,230

The accompanying notes are an integral part of these consolidated financial statements.

CELLULAR BIOMEDICINE GROUP, INC.
CONSOLIDATED STATEMENT OF OPERATIONS

	Year ended
	December 31,
	2012	2011

Revenues	$9,368,771	$35,500

Cost of services	-	-

Gross profit	9,368,771	35,500

Operating expenses:
General and administrative	1,275,570	1,219,882
Selling and marketing	94,435	102,479
Total operating expenses	1,370,005	1,322,361
Operating income (loss)	7,998,766	(1,286,861)

Other income (expense)
Interest expense	(58)	(9,871)
Interest income	182	-
Gain on extinguishment of debt	6,128	52,688
Other income (expense)	1,465,987	477,630
Total other income (expense)	1,472,239	520,447
Income (loss) before taxes	9,471,005	(766,414)

Income tax benefit (provision)	(113,550)	-
Net income (loss)	$9,357,455	$(766,414)
Other comprehensive income (loss):
Unrecognized gain (loss) on investments	(4,047,912)	(22,847)
Comprehensive net income (loss)	$5,309,543	$(789,261)

Earnings per share:
Basic and diluted	$5.99	$(0.50)

Weighted average common shares outstanding:
Basic and diluted	1,561,422	1,521,614

The accompanying notes are an integral part of these consolidated financial statements.

CELLULAR BIOMEDICINE GROUP, INC.
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

						Accumulated Other Comprehensive
	Common Stock		Preferred Stock		Additional
	Shares	Amount	Shares	Amount	Paid in Capital	Income(Loss)	Earnings (Deficit)	Total

Balance at December 31, 2010	1,486,539	$1,487	-	$-	$5,670,754	$-	$(5,613,378)	$58,863

Common stock issued for debt	14,316	14	-	-	100,198	-	-	100,212

Common stock issued to consultants	45,047	45	-	-	417,553	-	-	417,598

Net loss	-	-	-	-	-	-	(766,414)	(766,414)

Stock dividend issued	-	-	-	-	-	-	(213,068)	(213,068)

Unrecognized gain on investments	-	-	-	-	-	(22,847)	-	(22,847)

Balance at December 31, 2011	1,545,902	1,546	-	-	6,188,505	(22,847)	(6,592,860)	(425,656)

Common stock issued for debt	9,101	9	-	-	54,596	-	-	54,605

Common stock issued to consultants	13,917	14	-	-	87,143	-	-	87,157

Net Income	-	-	-	-	-	-	9,357,455	9,357,455

Stock dividend issued	-	-	-	-	-	-	(2,249,688)	(2,249,688)

Unrecognized gain on investments	-	-	-	-	-	(4,025,065)	-	(4,025,065)

Balance at December 31, 2012	1,568,920	$1,569	-	$-	$6,330,244	$(4,047,912)	$514,907	$2,798,808

The accompanying notes are an integral part of these consolidated financial statements.

CELLULAR BIOMEDICINE GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$9,357,455	$(766,414)
Adjustments to reconcile net loss to net cash
used in operating activities:
Common stock issued for services	51,350	417,598
Deferred tax liability	113,441	-
Gain on the extinguishment of debt	(6,128)	(52,688)
Value of investment stock received for services	(7,171,753)	435,684
Changes in operating assets and liabilities:
Accounts receivables	(2,646,716)	-
Other current assets	(50,000)	-
Accounts payables	20,305	(108,982)
Accrued liabilities	157,580	434,435
Deferred revenue	(124,270)	41,233
Other current liabilities	471,844	(53,000)
Net cash provided by operating activities	173,108	347,866

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of line of credit	-	(18,750)
Repayment of advances from affiliate	(46,120)	-
Advances from affiliate	27,722	223,733
Net cash provided by (used in) financing activities	(18,398)	204,983

INCREASE IN CASH	154,710	552,849
CASH, BEGINNING OF PERIOD	602,747	49,898
CASH, END OF PERIOD	$757,457	$602,747

SUPPLEMENTAL CASH FLOW INFORMATION

Interest paid	$1,795	$6,532
Non cash transactions
Issuance of company stock for accrued liabilities and advances	$32,440	$7,071
Debt extinguished with issuance of company stock	$64,100	$152,900
Distribution of investment stock as dividend	$2,249,688	$-

The accompanying notes are an integral part of these consolidated financial statements.

CELLULAR BIOMEDICINE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

NOTE 1 – DESCRIPTION OF BUSINESS

Cellular Biomedicine Group, Inc., (formerly known as EastBridge Investment Group Corporation; also formerly known as ATC Technology Corporation) (“Company”) was incorporated in the State of Arizona on June 25, 2001.  The Company's principal activity through June 30, 2005 was to manufacture mobile entertainment products.

In 2005, the Company decided to exit the mobile entertainment market and dedicate its activities to providing investment related services in Asia, with a strong focus on high GDP growth countries, such as China.  the Company concentrated its efforts in the Far East (Hong Kong, mainland China, Australia) and in the United States.  The Company now provides consulting services necessary for small to medium-size companies to obtain capital to grow their business through its EastBridge Investment Corp subsidiary (“EastBridge Sub”).  The Company assists its clients in locating investment banking, financial advisory and other financial services necessary to become public companies in the United States or find joint venture partners or raise capital to expand their businesses.  The EastBridge Sub locates consultants which assist with marketing, sales and strategic planning services for its clients to prepare them to enter the United States capital market.

In January 2007, the Company formed Fiber One Limited (“Fiber One”) in Hong Kong as a wholly owned subsidiary of the Company to provide calibration and maintenance services to fiber optic companies in Asia, mainly in China and Japan.  On June 11, 2007, the Company distributed 5.0% of Fiber One's stock to its shareholders of record on June 11, 2007.  Accordingly, the results of Fiber One have been consolidated with those of the Company from the date of formation of Fiber One.  In December 2008, the Company discontinued operations of Fiber One and two other subsidiaries.  Accordingly, all results associated with these entities have been retroactively restated and reflected as discontinued operations in the accompanying consolidated statements of operations.  The Company formed other subsidiaries to facilitate its clients’ entry into the US capital markets and intends to merge these subsidiaries with the operating entities of its clients in the future.  These subsidiaries were dissolved in 2012.

Through December 31, 2012 the Company was solely focused on  in marketing consulting services to the many small to mid-size Asian and U.S. companies that require financial services to assist them in expanding in their local markets. The Company had twelve (12) clients as of December 31, 2012 that it provides consulting services to.

Merger with CBMG BVI

On November 13, 2012, EastBridge Investment Group Corporation, an Arizona corporation (“EastBridge”), CBMG Acquisition Limited, a British Virgin Islands company and the Company’s wholly-owned subsidiary (“Merger Sub”) and Cellular Biomedicine Group Ltd. (“CBMG BVI”), a British Virgin Islands company, entered into a Merger Agreement, pursuant to which CBMG BVI was the surviving entity in a merger with Merger Sub whereby CBMG BVI became a wholly-owned subsidiary of the Company (the "Merger"). The Merger was consummated on February 6, 2013 (the “Closing Date”).  Upon consummation of the Merger, CBMG BVI shareholders were issued 3,638,932 shares of common stock, par value $0.001 per share, of the Company (the “Company Common Stock”) constituting approximately 70% of the outstanding stock of the Company on a fully-diluted basis and the then current Company shareholders retained 30% of the Company on a fully-diluted basis.  Specifically, each of CBMG BVI’s ordinary shares (“CBMG BVI Ordinary Shares”) were converted into the right to receive 0.020019 share of Company Common Stock.  A copy of the plan of acquisition, consisting of the Agreement and Plan of Merger dated November 13, 2012 and Amendments 1, 2 and 3 thereto, were included as Exhibits 2.1, 2.2, 2.3 and 2.4 to the Current Report on Form 8-K, filed by the Company on February 12, 2013.  Also in connection with the Merger, the Company created a new Delaware subsidiary named EastBridge Investment Corp. (“EastBridge Sub”).  Pursuant to a Contribution Agreement by and between the Company and EastBridge Sub dated February 5, 2013, the Company contributed all of its then current assets and liabilities to EastBridge Sub which continued the business and operations of the Company at the subsidiary level.  A copy of the Contribution Agreement is attached as Exhibit 10.1 the Current Report on Form 8-K filed by the Company on February 12, 2013.  As a result of the Merger, the Company now has two operating subsidiaries: CBMG BVI and EastBridge Sub.  In connection with the Merger, effective on March 5, 2013, the Company (formerly named “EastBridge Investment Group Corporation”) changed its name to “Cellular Biomedicine Group, Inc.” (“CBMG”).

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  At December 31, 2012 and 2011, respectively, cash and cash equivalents include cash on hand and cash in the bank. At times, cash deposits may exceed government-insured limits.

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

A full valuation allowance has been established against all net deferred tax assets as of December 31, 2012 based on estimates of recoverability. While the Company has optimistic plans for its business strategy, we determined that such a valuation allowance was necessary given the current and expected near term losses and the uncertainty with respect to the Company’s ability to generate sufficient profits from its business model.

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

Fair Value of Financial Instruments

Under the FASB’s authoritative guidance on fair value measurements, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In determining the fair value, the Company uses various methods including market, income and cost approaches. Based on these approaches, the Company often utilizes certain assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated or generally unobservable inputs. The Company uses valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. Based on observability of the inputs used in the valuation techniques, the Company is required to provide the following information according to the fair value hierarchy. The fair value hierarchy ranks the quality and reliability of the information used to determine fair values. Financial assets and liabilities carried at fair value are classified and disclosed in one of the following three categories:

Level 1: Valuations for assets and liabilities traded in active exchange markets. Valuations are obtained from readily available pricing sources for market transactions involving identical assets or liabilities.

Level 2: Valuations for assets and liabilities traded in less active dealer or broker markets. Valuations are obtained from third party pricing services for identical or similar assets or liabilities.

Level 3: Valuations for assets and liabilities that are derived from other valuation methodologies, including option pricing models, discounted cash flow models and similar techniques, and not based on market exchange, dealer or broker traded transactions. Level 3 valuations incorporate certain unobservable assumptions and projections in determining the fair value assigned to such assets.

All transfers between fair value hierarchy levels are recognized by the Company at the end of each reporting period. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an investment’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement in its entirety requires judgment, and considers factors specific to the investment. The inputs or methodology used for valuing financial instruments are not necessarily an indication of the risks associated with investment in those instruments.

The following is a description of the valuation methodologies used for instruments measured at fair value:

Investments

The fair value of “investments” is dependent on the type of investment, whether it is marketable or non-marketable.

Marketable securities held by the Company are held for an indefinite period of time and thus are classified as available-for-sale securities. The fair value is determined by the closing price for the investment as of the balance sheet date. Realized investment gains and losses are included in the statement of operations, as are provisions for other than temporary declines in the market value of available for-sale securities. Unrealized gains and unrealized losses deemed to be temporary are excluded from earnings (losses), net of applicable taxes, as a component of other comprehensive income (loss). Factors considered in judging whether an impairment is other than temporary include the financial condition, business prospects and creditworthiness of the issuer, the length of time that fair value has been less than cost, the relative amount of decline, and the Company’s ability and intent to hold the investment until the fair value recovers.

Non-marketable securities held by the Company in exchange for services, the cost is estimated to be the fair value of the services rendered or the securities received, whichever is more readily determinable.  Non-marketable securities continue to be carried at cost and management reviews the non-marketable securities each balance sheet date to determine if there should be any impairment. This is typically based on the recent transactions for this stock or the equity position in the issuing company.

The carrying amounts of other financial instruments, including cash, accounts payable and accrued liabilities, income tax payable and related party payable approximate fair value due to their short maturities.

Comprehensive Loss

We apply ASC No. 220, Comprehensive Income (ASC 220). ASC 220 establishes standards for the reporting and display of comprehensive income or loss, requiring its components to be reported in a financial statement that is displayed with the same prominence as other financial statements. Our comprehensive loss was $4,047,912 and $22,847 for the years ended December 31, 2012 and 2011, respectively.

Reclassification

Certain prior period amounts have been reclassified to conform to current year presentations.  There was no change to previously reported stockholders’ deficit or net loss.

Recent Accounting Pronouncements

Recent accounting pronouncements that the Company has adopted or will be required to adopt in the future are summarized below.

In December 2011, the FASB issued ASU 2011-11, Disclosures about Offsetting Assets and Liabilities, (“ASU 2011-11”). ASU 2011-11 requires an entity to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. ASU 2011-11 is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. Retrospective disclosure is required for all comparative periods presented. The adoption of ASU 2011-11 is not expected to have a material impact on the Company’s consolidated financial statements.

In August 2012, the FASB issued ASU No. 2012-03, Technical Amendments and Corrections to SEC Sections Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22 (“ASU 2012-03”). This update was issued in order to codify various amendments and corrections included in SEC Staff Accounting Bulletin No. 114, SEC Release 33-9250, and ASU 2010-22, Accounting for Various Topics: Technical Corrections to SEC Paragraphs. The amendments and corrections included in this update are effective upon issuance. The adoption of ASU 2012-03 did not have an impact on the Company’s consolidated financial statements.

In October 2012, the FASB issued ASU No. 2012-04, “Technical Corrections and Improvements, (“ASU 2012-04”).” This update includes source literature amendments, guidance clarification, reference corrections and relocated guidance affecting a variety of topics in the Codification. The update also includes conforming amendments to the Codification to reflect ASC 820’s fair value measurement and disclosure requirements. The amendments in this update that will not have transition guidance are effective upon issuance. The amendments in this update that are subject to the transition guidance will be effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 is not expected to have a material impact on the Company’s consolidated financial statements.

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements (“ASU 2011-04”) in GAAP and International Financial Reporting Standards (“IFRS”). Under ASU 2011-04, the guidance amends certain accounting and disclosure requirements related to fair value measurements to ensure that fair value has the same meaning in GAAP and in IFRS and that their respective fair value measurement and disclosure requirements are the same. ASU 2011-04 is effective for public entities during interim and annual periods beginning after December 15, 2011. Early adoption by public entities is not permitted. The adoption of ASU 2011-04 did not have a material impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income” (“ASU 2011-05”). ASU 2011-05 requires companies to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The provisions of ASU 2011-05 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. In December 2011, the FASB issued ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (“ASU 2011-12”), which amends ASU 2011-05 by indefinitely deferring the requirement under ASU 2011-05 to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented. The Company adopted ASU 2011-05 for its fourth quarter ended December 31, 2011, except for the components of ASU 2011-05 which were indefinitely deferred by ASU 2011-12, and has included separate unaudited statements of comprehensive income in the accompanying consolidated financial statements. The adoption of ASU 2011-05 did not have a material impact on the Company’s consolidated financial statements as it only required a change in the format of the current presentation.

NOTE 3 – FAIR VALUE ACCOUNTING

Assets measured at fair value on a recurring basis as of December 31, 2012 and 2011 are summarized as follows:

	2012
	Fair Vaue Measurements at Reporting Date Using:
		Quoted Prices in	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		Active Markets for
		Identical Assets
	Total	(Level 1)
Assets:
Investment Type 1	$1,839,483	$1,839,483	$-	$-
Investment Type 2	-	-	-	-
	$1,839,483	$1,839,483	$-	$-

	2011
	Fair Vaue Measurements at Reporting Date Using:
		Quoted Prices in	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		Active Markets for
		Identical Assets
	Total	(Level 1)
Assets:
Investment Type 1	$114,235	$114,235	$-	$-
Investment Type 2	828,249	-	-	828,249
	$942,484	$114,235	$-	$828,249

Management uses its best judgment in estimating the fair value of the Company’s financial instruments. The estimated fair value amounts for December 31, 2012 and 2011 have been measured as of period end, and have not been reevaluated or updated for purposes of these financial statements subsequent to that date. As such, the estimated fair values of these financial instruments subsequent to the reporting date may be different than the amounts reported at period end.

Financial instruments classified as Level 3 in the fair value hierarchy consist of investments in financial instruments in which the value is based on the net value provided by the Client issuing the instruments. The following table presents a reconciliation of activity for the Level 3 financial instruments:

	Investments
	2012	2011

Beginning balance	$828,249	$1,477,000
Purchases	-	-
Net realized and unrealized losses	-	-
Sold and Transferred	(828,249)	(648,751)
Ending balance	$-	$828,249

NOTE 4 – OTHER LIABILITIES

Disputed Accounts Payable
At December 31, 2012 and 2011, the Company carried balances totaling $194,711 and $208,350, respectively, owed to various vendors relating to the Company’s former business called ATC Technology.  The Company currently considers these balances as in dispute with the vendors and is working on a resolution.

Other Current Liabilities
Other current liabilities at December 31, 2012 and 2011 consisted of $571,844 and $100,000, respectively, from deposits received from individuals and a trust which have agreed to purchase from Eastbridge Sub a fixed number of shares of common stock in one of Eastbridge Sub’s clients that is expected to be earned by EastBridge Sub as part of a fee arrangement once this client's shares are publicly registered plus, the amount of the Securities Purchase Agreement that is due to other shareholders of the Company.

NOTE 5 – LEASES

The Company is leasing office space in Scottsdale, Arizona, under a two year non-cancelable operating lease agreement, initiated in August 2012 as the previous lease had expired.  In 2012, the Company agreed to continue the lease agreement for housing in Beijing.  This lease is intended for the employees of the Company while in Beijing and continues on a month to month basis.  Rent expense for the periods ended December 31, 2012 and 2011 was $48,741 and $86,631, respectively.

As of December 31, 2012, the Company has the following future minimum lease payments due under the foregoing lease agreements.

Year ending December 31,	Amount
2013	$9,317
2014	5,435
$14,752

NOTE 6 – RELATED PARTY TRANSACTIONS

As of December 31, 2012 and 2011 the accrued compensation liability to Mr. Wong and Mr. Klein, former officers was $881,929 and $841,929, respectively.

The Company received advances from Mr. Wong, former CEO, Mr. Klein, former CFO and shareholders during the course of business at a rate of 4.5% interest which is the federal long term interest rate. As of December 31, 2012 and 2011 total combined advances payable to the Company’s former CEO, former CFO and shareholders were $32,635 and $110,198, respectively.

The Company entered into an employment agreement with Mr. Wong, former CEO on June 1, 2005. Under the terms of the agreement the former CEO will receive compensation in the amount of $240,000 annually. The Company entered into an employment agreement with Mr. Klein, former CFO on June 1, 2005. Under the terms of its agreement the former CFO was to receive $84,000 in compensation annually from the inception of the agreement through January 1, 2007 at which point the consulting compensation increased to $180,000.

In 2012, the Company agreed to continue the lease agreement with the spouse of Mr. Wong, the Company’s former CEO, for housing in Beijing.  This lease is intended for the employees of the Company while in Beijing and will continue on a month to month basis.  The rent is to be paid in cash or shares of the Company neither of which have been issued as of December 31, 2012.

In 2010, the Company entered into a lease agreement with the spouse of Mr. Wong, the Company’s former CEO, for housing in Beijing.  This lease is intended for the employees of the Company while in Beijing and expired December 2011.  Per the lease agreement the rent is to be paid in shares of the Company’s stock.  9,714 common shares were issued at $11.00 per share, which was the closing trading price on the date of issue, for a cumulative value of $106,857.  The expense of this lease included in the rent expense in Note 6 for the years ended December 31, 2012 and 2011 was $24,000 and $55,857, respectively.

NOTE 7 – EQUITY

As of December 31, 2012, EastBridge had 1,568,920 shares of no par common stock issued and outstanding with 300,000,000 shares authorized.

During the year ended December 31, 2012, the Company issued 8,600 shares of common stock to consultants for services rendered.  The Company expensed $46,350 in connection with these issuances based on the quoted market prices on the date of issuance.

During the year ended December 31, 2012, the Company issued 9,101 shares of common stock in exchange for debt the Company owed to a shareholder.  The Company reduced the debt by $64,100 and recorded interest income of $9,495 in connection with these issuances based on the quoted market price on the date of issuance.

During the year ended December 31, 2012, the Company sold 1,250 shares of common stock for cash in the amount of $5,000.  The Company expensed an additional $6,250 based on on the quoted market prices on the date of issuance.

During the year ended December 31, 2011, the Company issued 35,333 shares of common stock to consultants for services rendered.  The Company expensed $310,741 in connection with these issuances based on the quoted market prices on the date of issuance.

During the year ended December 31, 2011, the Company issued 14,316 shares of common stock in exchange for debt the Company owed to a shareholder.  The Company reduced the debt by $152,900 and recorded interest income of $52,688 in connection with these issuances based on the quoted market price on the date of issuance.

During the year ended December 31, 2011, the Company issued 9,714 shares of common stock to Mr. Wong, the former CEO’s spouse per the lease agreement described in Note 7.  The Company expensed $106,857 in connection with these issuances based on the quoted market prices on the dates of issuance.

NOTE 8 – INCOME TAXES

The provision (benefit) for income taxes from continued operations for the years ended December 31, 2012 and 2011, consist of the following:

	December 31, 2012	December 31, 2011
Current:
Federal	$14,379	$-
State	2,511	-
	16,890	-
Deferred:
Federal	$(1,887,057)	$260,581
State	374,510	42,153
	(1,512,547)	302,734
Change in valuation allowance	1,625,988	(302,734)
Provision for income taxes, net	$113,441	$-

The difference between income tax expense computed by applying the federal statutory corporate tax rate and actual income tax expense is as follows:

	December 31, 2012	December 31, 2011

Statutory federal income tax rate	35.00%	34.00%
State income taxes and other	6.97%	5.50%

Effective tax rate	39.53%	39.50%

Deferred income taxes result from temporary differences in the recognition of income and expenses for the financial reporting purposes and for tax purposes. The tax effect of these temporary differences representing deferred tax asset and liabilities result principally from the following:

	December 31, 2012	December 31, 2011

Net operating loss carryforward	(1,666,265)	3,046,593
Valuation allowance	1,666,265	(3,046,593)

Deferred income tax asset	-	-

The Company has a net operating loss carry forward of approximately $4,294,689  available to offset future taxable income through 2031.

NOTE 9 – DEFERRED REVENUE

The following table represents the balance of deferred revenue that has not yet been recognized under the Company’s revenue recognition policies:

	December 31,	December 31,
	2012	2011

Jinkuizi Science & Technology Company	-	(45,000)

Alpha Green Energy Company	-	(112,212)

Kaida Road Construction Company	(73,000)	(73,000)

Huang Wei Pharmaceutical Company	-	(9,559)

AREM Pacific Corporation	(92,985)	(50,485)

Dwarf Technologies	(75,814)	(75,814)

LongWen	(10,035)	(10,035)

Deferred Revenue	$(251,834)	$(376,104)

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Employment Agreements

On June 1, 2005, we entered into an employment agreement with Keith Wong, our former President and Chief Executive Officer. The agreement provides for annual compensation in the amount of $240,000, effective June 1, 2005.  Mr. Wong’s agreement contains confidentiality, non-compete, and good faith cooperation covenants. The agreement may not be terminated by either party except with cause on the part of the Company, upon the occurrence of Mr. Wong's death, disability, bankruptcy or incompetency, or with the mutual consent of both parties.

On June 1, 2005, we entered into an employment agreement with Norm Klein, our former Chief Financial Officer, Chief Operating Officer and Investor Relations Officer. The agreement provides for annual compensation in the amount of $84,000, effective on June 1, 2005 and was increased to an annual compensation of $180,000, effective January 1, 2007.  Mr. Klein’s agreement contains confidentiality, non-compete and good faith cooperation covenants. The agreement may not be terminated by either party except with cause on the part of the Company, upon the occurrence of Mr. Klein's death, disability, bankruptcy or incompetency, or with the mutual consent of both parties.

Effective as of February 6, 2013, these employment agreements were terminated by the Company.  On February 6, 2013, Mr. Klein and Mr. Wong entered into new employment agreements with EastBridge Sub (each a “Subsidiary Employment Agreement,” collectively, the “Subsidiary Employment Agreements”).

Pursuant to Mr. Wong’s Subsidiary Employment Agreement with EastBridge Sub, Mr. Wong is entitled to an annual base salary of $240,000. Mr. Wong is also eligible to participate in the Amended and Restated 2011 Incentive Stock Option Plan (the "2011 Plan").

Pursuant to Mr. Klein’s Subsidiary Employment Agreement with EastBridge Sub, Mr. Klein is entitled to an annual base salary of $180,000. Mr. Klein is also eligible to participate in the 2011 Plan.

The Subsidiary Employment Agreements are effective as of February 6, 2013 and shall continue for three years thereafter unless earlier terminated. After the three year term, Mr. Wong and Mr. Klein shall continue to be employed on an at-will basis and their employment agreements automatically renew for successive one year terms until terminated.

If during the initial three year period following February 6, 2013, Mr. Klein or Mr. Wong are terminated for any reason other than death, disability, Cause (as defined in their Subsidiary Employment Agreements) or for no good reason, EastBridge Sub shall be obligated to: (i) pay a severance amount equal to two times the executive’s base salary; (ii) accelerate and vest in full the executive’s stock options; (iii) subject to the executive’s election to receive COBRA, pay for the executive’s COBRA premiums during the twelve month period commencing with continuation coverage for the month in which the date of termination occurs.

If Keith Wong or Norman Klein’s employment is terminated by EastBridge Sub, upon or within two years following the date of a Change in Control (as defined in the Subsidiary Employment Agreements), EastBridge Sub will (i) pay the executive a severance amount equal to two times the executive’s base salary; (ii) accelerate and vest the executive’s stock options effective immediately upon the date of termination within the two year period following the occurrence of a Change in Control; and (iii) subject to the executive’s election to receive COBRA, pay for the executive’s COBRA premiums during the twelve month period commencing with continuation coverage for the month in which the date of termination occurs.

NOTE 11 – STOCK BASED COMPENSATION

2009 Stock Option Plan

During the first quarter of 2009, the Company's Board of Directors approved and adopted the 2009 Stock Option Plan  (the "Plan") and designated 1,000 of its no par common stock for issuance under the Plan to employees, directors or consultants of the Company through either the issuance of shares or stock option grants.  Under the terms of the Plan, stock option grants shall be made with exercise prices not less than 100% of the fair market value of the shares of common stock on the grant date.  During 2012, 2011 and 2010, the Company issued approximately 2,200, 16,100 and 320  shares respectively, of common stock under the Plan.  These grants were not stock options but instead represent fully vested shares at the date of grant.

	Total shares reserved under the plan	Remaining shares available for issuance under the plan
2009 Stock Option Plan	100,000	4,593

2011 Incentive Stock Option Plan

During the last quarter of 2011, the Company's Board of Directors approved and adopted the 2011 Incentive Stock Option Plan (the "2011 Plan") and designated 300,000 of its no par common stock for issuance under the 2011 Plan to employees, directors or consultants of the Company through either the issuance of shares or stock option grants.  Under the terms of the 2011 Plan, stock option grants shall be made with exercise prices not less than 100% of the fair market value of the shares of common stock on the grant date.  During 2012, the Company issued approximately 3,368 shares of common stock under the 2011 Plan.  These grants were not stock options but instead represent fully vested shares at the date of grant.  There were no shares issued in 2011 under the 2011 Plan.

	Total shares reserved under the plan	Remaining shares available for issuance under the plan
2011 Incentive Stock Option Plan	300,000	296,632

NOTE 12 – SEGMENT INFORMATION

The Company operates only one reporting segment. Substantially all assets are contained in the United States. Although the Company’s business is assisting foreign companies with accessing the US capital markets, substantially all revenue generating activities are conducted in the United States.

NOTE 13 – SUBSEQUENT EVENTS

Reincorporation and Reverse Stock Split

Effective January 18, 2013, the Company completed a reincorporation from the State of Arizona to the State of Delaware (the “Reincorporation”) by filing a certificate of conversion and a certificate of incorporation with the Secretary of State of the State of Delaware on January 18, 2013. In connection with the Reincorporation, effective January 31, 2013, the Company elected to exchange its shares of common stock. The shares were exchanged such that stockholders received one (1) share of the Company’s Delaware’s common stock, par value $0.001 per share, for every one hundred (100) shares of the Company’s Arizona common stock, no par value. This exchange ratio between Arizona and Delaware common stock resulted in the same effect as a 1-for-100 reverse stock split.

Amended and Restated 2011 Stock Incentive Plan

On November 20, 2012, the Company’s board of directors adopted an amendment to the Company’s 2011 Incentive Stock Option Plan, in the form of an Amended and Restated 2011 Incentive Stock Option Plan (the “Restated Plan”).  The Restated Plan increased the number of shares of the Company’s common stock reserved for issuance from 300,000 shares to 780,000 shares (increasing up to 1% per year).  The Restated Plan was approved by the Company’s stockholders at a special meeting held on January 17, 2013.  The foregoing share counts take into account the share exchange in connection with the Reincorporation effective on January 31, 2013.

Merger with Cellular Biomedicine Group Ltd.

On November 13, 2012, the Company, CBMG Acquisition Limited, a British Virgin Islands company and the Company’s wholly-owned subsidiary (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Cellular Biomedicine Group Ltd., a British Virgin Islands company (“CBMG”). The Merger Agreement stipulated that Merger Sub would be merged with and into CBMG with CBMG remaining as the surviving entity (the “Merger”) and that following the Merger, CBMG would become a wholly-owned subsidiary of the Company.

On February 6, 2013, the parties executed all documents and filed the Plan of Merger with the registrar of the British Virgin Islands. Upon consummation of the Merger, CBMG shareholders were issued 3,638,932 shares of common stock, par value $0.001 per share, of the Company (the “Parent Common Stock”) constituting approximately 70% of the outstanding stock of the Company on a fully-diluted basis and the Company’s shareholders will retain 30% of the Company on a fully-diluted basis. Specifically, each of CBMG’s ordinary shares (“CBMG Ordinary Shares”) were converted into the right to receive 0.020019 share of Parent Common Stock.

Also in connection with the Merger, the Company created a new Delaware subsidiary named EastBridge Investment Corp. (“EastBridge Sub”).  Pursuant to a Contribution Agreement by and between the Company and EastBridge Sub dated February 5, 2013, the Company contributed all of its then current assets and liabilities to EastBridge Sub which continued the consulting services business and operations of the Company at the subsidiary level.  EastBridge Sub also assumed all of the agreements of the Company that were in effect immediately prior to the merger and entered into employment agreements with Norman Klein and Keith Wong. In addition the Company entered into agreements with the incoming directors and officers of the Company at the parent level.

Name Change

In connection with the Merger, effective on March 5, 2013, the Company (formerly named “EastBridge Investment Group Corporation”) changed its name to “Cellular Biomedicine Group, Inc.”

Listing Agreement

On January 21, 2013, EastBridge Sub executed a Listing Agreement with Questus Foods, Inc, (“Questus”) a holding company headquartered in New Hyde Park, New York, pursuant to which agreement the Company will assist Questus with its growth plans.