Form 10-Q
period 2013-03-31
Cellular Biomedicine Group, Inc.
filed 2013-05-20
CIK 1378624

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-52282

Cellular Biomedicine Group, Inc.
(Exact name of registrant as specified in its charter)

Delaware	86-1032927
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

530 University Avenue, #17
Palo Alto, CA 94301
(Address of principal executive offices)
(Zip Code)

(650) 566-5064
(Registrant’s telephone number, including area code)

________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period than the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer,” and “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of May 13, 2013 the issuer has 5,726,011 shares of common stock, par value $.001, issued and outstanding.

Explanatory Note

As of February 6, 2013, the Registrant (formerly “EastBridge Investment Group Corporation”) merged with Cellular Biomedicine Group, Ltd., with Cellular Biomedicine Group, Ltd. being the accounting acquirer thus resulting in a reverse merger.  Accordingly, the accompanying financial statements are presented on a consolidated basis subsequent to February 6, 2013, but only reflect the operations of Cellular Biomedicine Group, Ltd. prior to the date of the merger.  For additional information regarding the financial results of the combined company post-merger, refer to our pro-forma supplemental income statement furnished as Exhibit 99.1.

CELLULAR BIOMEDICINE GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	December 31,
	2013	2012

Assets
Cash	$4,852,988	$4,144,896
Accounts receivable	-	20,683
Other receivable	140,296	128,681
Inventory	38,837	37,241
Prepaid expenses	81,175	18,118
Other current assets	50,000	-
Total current assets	5,163,296	4,349,619

Investments	1,218,604	-
Property, plant and equipment, net	1,230,686	1,326,882
Goodwill	7,018,981	-
Intangibles	857,283	940,897
Deferred tax asset	130,049	119,427
Long-term prepaid expenses	-	14,802
Total assets (1)	$15,618,899	$6,751,627

Liabilities and Stockholders' Equity

Liabilities:
Accounts payable	$115,901	$23,931
Accrued expenses	2,171,063	97,454
Tax payable	2,511	-
Deferred revenue	251,834	-
Advances payable to related party	31,910	-
Other current liabilities	362,104	473,848
Total current liabilities	2,935,323	595,233

Deferred tax liability non-current	110,930	-
Total liabilities (1)	3,046,253	595,233

Stockholders' equity:

Preferred stock, par value $.001, 50,000,000 shares
authorized; none issued and outstanding
as of March 31, 2013 and December 31, 2012, respectively	-	-

Common stock, par value $.001, 300,000,000 shares authorized;
5,704,245 and 3,710,560 issued and outstanding
as of March 31, 2013 and December 31, 2012, respectively	5,704	3,711
Additional paid in capital	25,708,683	12,827,923
Accumulated deficit	(12,580,527)	(6,736,866)
Accumulated other comprehensive income (loss)	(561,214)	61,626
Total stockholders' equity	12,572,646	6,156,394

Total liabilities and stockholders' equity	$15,618,899	$6,751,627
___________
(1)
The Company’s consolidated assets as of March 31, 2013 and December 31, 2012 include $1,616,044 and $1,301,225, respectively, being assets of variable interest entities, or VIEs, that can only be used to settle obligations of the VIEs. These assets include property, plant and equipment, net, of $979,246 and $1,082,358 as of March 31, 2013 and December 31, 2012, respectively; cash and cash equivalents of $403,882 and $10,183 as of March 31, 2013 and December 31, 2012, respectively; other  receivable of $75,466 and $51,949 as of March 31, 2013 and December 31, 2012, respectively; intangibles of $78,517 and $79,468 as of March 31, 2013 and December 31, 2012, respectively; deferred tax asset of $26,139 and $39,615 as of March 31, 2013 and December 31, 2012, respectively; prepaid expenses and other assets of $33,089 and $4,420 as of March 31, 2013 and December 31, 2012, respectively; and inventory of $19,705 and $32,232 as of March 31, 2013 and December 31, 2012, respectively. The Company’s consolidated liabilities as of March 31, 2013 and December 31, 2012 included $422,712 and $555,248, respectively, being liabilities of VIEs whose creditors have no recourse to the Company. These liabilities include accrued expenses of $413,920 and $539,244 as of March 31, 2013 and December 31, 2012, respectively; and accounts payable of $8,792 and $16,004 as of March 31, 2013 and December 31, 2012, respectively. See further description in Note 5, Variable Interest Entity.

The accompanying notes are an integral part of these condensed consolidated financial statements.

CELLULAR BIOMEDICINE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended
	March 31,
	2013	2012

Revenues	$-	$78,589

Cost of goods sold	-	27,690

Gross profit	-	50,899

Operating expenses:
General and administrative	5,071,917	696,511
Selling and marketing	28,701	29,721
Research and development	480,505	255,954
Total operating expenses	5,581,123	982,186
Operating loss	(5,581,123)	(931,287)

Other income (expense)
Interest expense	(257,438)	-
Interest income	971	1,013
Other expense	(6,071)	-
Total other income (expense)	(262,538)	1,013
Loss before taxes	(5,843,661)	(930,274)

Income tax provision	-	-
Net loss	$(5,843,661)	$(930,274)
Other comprehensive income (loss):
Cumulative translation adjustment	(1,960)	$5,819
Unrecognized loss on investments	(620,880)	-
Comprehensive net loss	$(6,466,501)	$(924,455)

Earnings per share:
Basic and diluted	$(1.25)	$(0.32)

Weighted average common shares outstanding:
Basic and diluted	4,668,283	2,877,825

The accompanying notes are an integral part of these condensed consolidated financial statements.

CELLULAR BIOMEDICINE GROUP, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	For the three months ended
	March 31,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,843,661)	$(930,274)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	216,751	36,783
Non-cash stock compensation expense	1,274,583	-
Amortization of deferred stock compensation	48,898	-
Common stock issued for services	1,777,478	-
Deferred tax asset	(10,622)	-
Loss on the disposal of fixed assets	-	345
Changes in operating assets and liabilities:
Accounts receivables	20,683	(25,490)
Other receivables	(11,615)	(54,732)
Inventory	(1,596)	11,196
Prepaid expenses	(63,057)	(262,285)
Accounts payables	(57,129)	(27,803)
Other payables	(117,478)	(559,347)
Taxes payable	2,511	5,142
Accrued liabilities	924,997	(16,468)
Long-term prepaid expenses	14,802	(83,480)
Net cash used in operating activities	(1,824,455)	(1,906,413)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of business, net of cash acquired	2,572,173	-
Purchases of intangibles	(1,722)	(2,534)
Purchases of assets	(35,219)	(130,996)
Net cash provided by (used in) investing activities	2,535,232	(133,530)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock issued	-	912,925
Repayment of advances from affiliate	-	(5,651)
Advances from affiliate	(725)	-
Net cash provided by (used in) financing activities	(725)	907,274

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(1,960)	2

INCREASE (DECREASE) IN CASH	708,092	(1,132,667)
CASH, BEGINNING OF PERIOD	4,144,896	4,413,971
CASH, END OF PERIOD	$4,852,988	$3,281,304

SUPPLEMENTAL CASH FLOW INFORMATION

Non cash transactions
Issuance of company stock for accrued liabilities and advances	$82,000	$-
Issuance of stock for services	$1,777,478	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

CELLULAR BIOMEDICINE GROUP, INC.
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - DESCRIPTION OF BUSINESS

Overview

As of the first quarter of 2013, our principal line of business is in the field of biomedicine. Specifically, through our wholly-owned subsidiary Cellular Biomedicine Group Ltd. (BVI), we are involved in the development of new treatments for cancerous and degenerative diseases utilizing proprietary cell technologies, which include, without limitation, (i) TC-DC (tumor cell specific dendritic cells) for treatment of a board range of cancers, (ii) haMPC (human adipose-derived mesenchymal progenitor cells) for treatment of joint disease, (iii) huMPC (human umbilical cord-derived mesenchymal progenitor cells), (iv) MNP (human embryo-derived motor neuron precursor cells) and NP (human embryo-derived neuronal precursor cells) for treatment of central nervous system diseases. Leading up to our recent change of control, we were primarily engaged in financial consulting. We continue to operate our financial consulting business under a wholly owned subsidiary, as discussed in further detail below.

Corporate History

Cellular Biomedicine Group, Inc., a Delaware corporation (formerly known as EastBridge Investment Group Corporation) (the “Company”), was originally incorporated in the State of Arizona on June 25, 2001 under the name ATC Technology Corporation. ATC Technology Corporation changed its corporate name to EastBridge Investment Group Corporation in September 2005 and changed its business focus to providing investment related services in Asia, with a strong focus on high GDP growth countries, such as China. The Company provides consulting services necessary for small to medium-size companies to obtain capital to grow their business. The Company assists its clients in locating investment banking, financial advisory and other financial services necessary to become public companies in the United States or find joint venture partners or raise capital to expand their businesses. While it still maintains its consulting services business, effective with the merger in the first quarter of 2013, the Company has shifted its focus to the field of biomedicine.

Reorganization and Share Exchange

Effective January 18, 2013, the Company completed its reincorporation from the State of Arizona to the State of Delaware (the “Reincorporation”). The Company filed its Certificate of Incorporation and Certificate of Conversion with the Delaware Secretary of State on January 18, 2013. In connection with the Reincorporation, each 100 shares of common stock of the Company was converted into 1 share, with the same effect as a 1:100 reverse stock split, effective on January 31, 2013. Please refer to the Current Reports on Form 8-K, filed by the Company on January 25, 2013 and February 1, 2013. All share and per share information in this 10-Q, unless otherwise specified, are retroactively restated to reflect this conversion.

Merger with CBMG BVI

On November 13, 2012, EastBridge Investment Group Corporation, an Arizona corporation (“EastBridge”), CBMG Acquisition Limited, a British Virgin Islands company and the Company’s wholly-owned subsidiary (“Merger Sub”) and Cellular Biomedicine Group Ltd. (“CBMG BVI”), a British Virgin Islands company, entered into a Merger Agreement, pursuant to which CBMG BVI was the surviving entity in a merger with Merger Sub whereby CBMG BVI became a wholly-owned subsidiary of the Company (the "Merger"). The Merger was consummated on February 6, 2013 (the “Closing Date”). Upon consummation of the Merger, CBMG BVI shareholders were issued 3,638,941 shares of common stock, par value $0.001 per share, of the Company (the “Company Common Stock”) constituting approximately 70% of the outstanding stock of the Company on a fully-diluted basis and the then current Company shareholders retained 30% of the Company on a fully-diluted basis. Specifically, each of CBMG BVI’s ordinary shares (“CBMG BVI Ordinary Shares”) were converted into the right to receive 0.020019 shares of Company Common Stock.

A copy of the Agreement and Plan of Merger dated November 13, 2012 and Amendments 1, 2 and 3 thereto, were included as Exhibits 2.1, 2.2, 2.3 and 2.4 to the Current Report on Form 8-K filed by the Company on February 12, 2013.

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

In connection with the Merger, effective on March 5, 2013, the Company (formerly named “EastBridge Investment Group Corporation”) changed its name to “Cellular Biomedicine Group, Inc.” In addition in March 2013, the Company changed its corporate headquarters to 530 University Avenue in Palo Alto, California.

NOTE 2 - BASIS OF PRESENTATION

As of February 6, 2013, EastBridge merged with Cellular Biomedicine Group, Ltd., with Cellular Biomedicine Group, Ltd. being the accounting acquirer thus resulting in a reverse merger for accounting purposes. Therefore, the accompanying financial statements are on a consolidated basis subsequent to February 6, 2013, but only reflect the operations of Cellular Biomedicine Group, Ltd. prior to the date of acquisition.

The results of operations for the three months ended March 31, 2013, are not necessarily indicative of the results to be expected for the full year. The information included in this Form 10-Q should be read in conjunction with the audited financial statements of Cellular Biomedicine Group, Ltd for the year ended December 31, 2012 filed on as Exhibit 99.1 to Form 8-K/A filed with the Securities and Exchange Commission on April 24, 2013. Unless otherwise noted in this report, any description of “us”, “our” or “we” refers to Cellular Biomedicine Group, Inc. and its subsidiaries.

The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from these estimates.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company prepares its financial statements in accordance with U.S. GAAP. Significant accounting policies are as follows:

Principles of Consolidation

The consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles, or GAAP, and reflect the accounts and operations of the Company and its majority or wholly-owned subsidiaries, beginning with the date of their respective acquisition. In accordance with the provisions of Financial Accounting Standards Board (“FASB”), Accounting Standards Codification (“ASC”) Section 810, or ASC 810, Consolidation, the Company consolidates any variable interest entity, or VIE, of which it is the primary beneficiary. The typical condition for a controlling financial interest ownership is holding a majority of the voting interests of an entity; however, a controlling financial interest may also exist in entities, such as variable interest entities, through arrangements that do not involve controlling voting interests. ASC 810 requires a variable interest holder to consolidate a VIE if that party has the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance, and the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. The Company does not consolidate a VIE in which it has a majority ownership interest when the Company is not considered the primary beneficiary. The Company has determined that it is the primary beneficiary in a VIE—refer to Note 5, Variable Interest Entity. The Company evaluates its relationships with the VIE on an ongoing basis to ensure that it continues to be the primary beneficiary. All intercompany transactions and balances have been eliminated in consolidation.

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

For its Consulting segment, the Company engages in listing contracts with its clients which provide for the payment of fees, either in cash or equity, upon the achievement of certain milestones by the client, including the successful completion of a financial statement audit, the successful listing on a national stock exchange or over-the-counter market and the maintenance of ongoing 1934 Act reporting requirements with the Securities and Exchange Commission. In some instances, payment may be made in advance of performance; however, such payment is often refundable in the event that milestones are not reached.  The Company recognizes revenue on a systematic basis as milestones are reached in accordance with FASB’s ASC (“605-28-25”). Such guidance stipulates that revenue be recognized for individual elements in a multiple deliverable arrangement using the relative selling price method. The Company relies on internal estimates of the relative selling price of each element as objective third-party evidence is unattainable.

For its Biomedicine segment, the Company recognizes revenue when pervasive evidence of an arrangement exists, the price is fixed and determinable, collection is reasonably assured and delivery of products or services has been rendered.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At March 31, 2013 and December 31, 2012, respectively, cash and cash equivalents include cash on hand and cash in the bank. At times, cash deposits may exceed government-insured limits.

Accounts Receivable

Accounts receivable represent amounts earned but not collected in connection with the Company’s Biomedicine segment sales. The Company’s Consulting segment does not have accounts receivable from regular operations. Account receivables are carried at their estimated collectible amounts.

The Company plans to follow the allowance method of recognizing uncollectible accounts receivable. The Company recognizes bad debt expense based on specifically identifying customers and invoices that are anticipated to be uncollectable. At March 31, 2013 and December 31, 2012, an allowance was determined to not be needed as the Company is still performing clinical trials and has not yet generated revenues from its cell therapy candidates in the Biomedicine segment. Correspondingly the Company has not recorded any bad debt expense for the periods ended March 31, 2013 and December 31, 2012, respectively.

Inventory

Inventories consist of finished goods, raw materials, work-in-process, and low value consumable materials. Inventories are initially recognized at cost and subsequently at the lower of costs and net realizable value. First in first out cost is used to determine the cost. Finished goods are comprised of direct materials, direct labor, depreciation and manufacturing overhead. Net realizable value is the estimated selling price, in the ordinary course of business, less estimated costs to complete and dispose. The Company regularly inspects the shelf life of prepared finished goods and, if necessary, writes down their carrying value based on their salability and expiration dates into cost of goods sold.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Depreciation is provided for on the straight-line method over the estimated useful lives of the assets and begins when the related assets are placed in service. Maintenance and repairs that neither materially add to the value of the property nor appreciably prolong its life are charged to expense as incurred. Betterments or renewals are capitalized when incurred. Plant, property and equipment are reviewed each year to determine whether any events or circumstances indicate that the carrying amount of the assets may not be recoverable.

For the periods ended March 31, 2013 and 2012, depreciation expense was $131,415 and $36,783, respectively.

Depreciation is provided for on the straight-line method over the following estimated useful lives:

Office equipment	5 years

Manufacturing equipment	5 years

Leasehold improvements	5 years

Computer equipment	5 years

Goodwill and Other Intangibles

Goodwill represents the excess of the cost of assets acquired over the fair value of the net assets at the date of acquisition. Intangible assets represent the fair value of separately recognizable intangible assets acquired in connection with the Company’s business combinations. The Company evaluates its goodwill and other intangibles for impairment on an annual basis or whenever events or circumstances indicate that an impairment may have occurred. The Company intends to perform its annual impairment test in the fourth quarter of 2013. As of March 31, 2013 no impairment has been recorded with respect to any goodwill or intangible assets.

Income Taxes

Income taxes are accounted for using the asset and liability method. Under this method, deferred income tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which these temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance would be provided for those deferred tax assets for which if it is more likely than not that the related benefit will not be realized.

A full valuation allowance has been established against all net deferred tax assets as of March 31, 2013 based on estimates of recoverability. While the Company has optimistic plans for its business strategy, it has determined that such a valuation allowance was necessary given the current and expected near term losses and the uncertainty with respect to its ability to generate sufficient profits from its business model.

Share-Based Compensation

The Company periodically uses stock-based awards, consisting of shares of common stock, to compensate certain employees, officers and consultants. Shares are expensed on a straight-line basis over the requisite service period based on the grant date fair value, net of estimated forfeitures, if any.

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

All transfers between fair value hierarchy levels are recognized by the Company at the end of each reporting period. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an investment’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement in its entirety, requires judgment, and considers factors specific to the investment. The inputs or methodology used for valuing financial instruments are not necessarily an indication of the risks associated with investment in those instruments.

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

The carrying amounts of other financial instruments, including cash, other receivables, accounts payable and accrued liabilities, income tax payable and related party payable approximate fair value due to their short maturities.

Basic and Diluted Net Loss Per Share

Net loss per share was computed by dividing the net loss by the weighted average number of common shares outstanding during the period. The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding. Diluted net loss per share for the Company is the same as basic net loss per share, as the Company has not issued any dilutive securities.

Comprehensive Loss

U.S. GAAP establishes standards for the reporting and display of comprehensive income or loss, requiring its components to be reported in a financial statement that is displayed with the same prominence as other financial statements. Our comprehensive loss was $6,466,501 for the three months ended March 31, 2013 and $924,455 for the three months ended March 31, 2012.

Foreign Currency Translation

The Company's financial statements are presented in U.S. dollars ($), which is the Company’s reporting currency, while some of the Company’s subsidiaries’ functional currency is Chinese Renminbi (RMB). Transactions in foreign currencies are initially recorded at the functional currency rate ruling at the date of transaction. Any differences between the initially recorded amount and the settlement amount are recorded as a gain or loss on foreign currency transaction in the consolidated statements of income. Monetary assets and liabilities denominated in foreign currency are translated at the functional currency rate of exchange ruling at the balance sheet date. Any differences are taken to profit or loss as a gain or loss on foreign currency translation in the statements of income. In accordance with ASC 830, Foreign Currency Matters, the Company translates the assets and liabilities into USD from RMB using the rate of exchange prevailing at the applicable balance sheet date and the statements of income and cash flows are translated at an average rate during the reporting period. Adjustments resulting from the translation are recorded in shareholders' equity as part of accumulated other comprehensive income. The PRC government imposes significant exchange restrictions on fund transfers out of the PRC that are not related to business operations. These restrictions have not had a material impact on the Company because it has not engaged in any significant transactions that are subject to the restrictions.

Reclassification

Certain prior period amounts have been reclassified to conform to current year presentations.

Recent Accounting Pronouncements

In December 2011, the FASB issued ASU 2011-11, Disclosures about Offsetting Assets and Liabilities, (“ASU 2011-11”). ASU 2011-11 requires an entity to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. ASU 2011-11 is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. Retrospective disclosure is required for all comparative periods presented. The adoption of ASU 2011-11 did not have a material impact on the Company’s consolidated financial statements.

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

In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income” (“ASU 2011-05”). ASU 2011-05 requires companies to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The provisions of ASU 2011-05 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. In December 2011, the FASB issued ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (“ASU 2011-12”), which amends ASU 2011-05 by indefinitely deferring the requirement under ASU 2011-05 to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented. The Company adopted ASU 2011-05 for its fourth quarter ended December 31, 2011, except for the components of ASU 2011-05 which were indefinitely deferred by ASU 2011-12, and has included separate unaudited statements of comprehensive income in the accompanying condensed consolidated financial statements. The adoption of ASU 2011-05 did not have a material impact on the Company’s consolidated financial statements as it only required a change in the format of the current presentation.

NOTE 4 - BUSINESS COMBINATION

As indicated in Notes 1 and 2, as of February 6, 2013, EastBridge merged with Cellular Biomedicine Group, Ltd., with Cellular Biomedicine Group, Ltd. being the accounting acquirer thus resulting in a reverse merger for accounting purposes. After consummation of this transaction, the then current Company stockholders retained 30% of the Company on a fully-diluted basis. The Company has accounted for the merger as a business purchase of EastBridge by Cellular Biomedicine with the purchase price of $9,781,794 equal to the fair value of the shares retained by the then current Company stockholders.

The following table presents the initial allocation of the purchase price of EastBridge by Cellular Biomedicine:

Cash	$2,572,174
Other current assets	50,000
Investments	1,839,483
Goodwill	7,018,981
Total assets acquired	11,480,638

Accounts payable	(149,099)
Accrued expenses	(1,148,612)
Deferred revenue	(251,834)
Advances payable to related party	(32,635)
Other current liabilities	(5,734)
Deferred tax liability non-current	(110,930)
Total liabilities assumed	(1,698,844)
Net assets acquired	$9,781,794

The following unaudited pro forma consolidated results of operations for the quarters ended March 31, 2013 and 2012 has been prepared as if the acquisition of EastBridge had occurred on January 1, 2012.

	Three Months Ended March 31, 2013			Three Months Ended March 31, 2012
	CBMG	EastBridge	Pro-forma	CBMG	EastBridge	Pro-forma
	As stated	Q1 2013	Consolidated	As stated	Q1 2012	Consolidated
Net revenue	$-	$-	$-	$78,589	$-	$78,589
Net loss	(5,843,661)	(230,707)	(6,074,368)	(930,274)	(244,375)	(1,174,649)

Weighted average shares	4,668,283	1,178,077	4,668,283	2,877,825	1,548,917	4,426,742
Earnings per share
Basic and diluted	$(1.25)	$(0.20)	$(1.45)	$(0.32)	$(0.16)	$(0.48)

NOTE 5 - VARIABLE INTEREST ENTITY

VIEs are those entities in which a company, through contractual arrangements, bears the risk of, and enjoys the rewards normally associated with ownership of the entity, and therefore the company is the primary beneficiary of the entity.  Cellular Biomedicine Group Ltd (Shanghai) (“CBMG Shanghai”) is a variable interest entity (VIE), through which the Company conducts stem cell research and clinical trials in China.  The shareholders of record for CBMG Shanghai are Cao Wei and Chen Mingzhe, who together own 100% of the equity interests in CBMG Shanghai. The initial capitalization and operating expenses of CBMG Shanghai are funded by our WFOE, Cellular Biomedicine Group Ltd. (Wuxi) (“CBMG Wuxi”).  The registered capital of CBMG Shanghai is ten million RMB and was incorporated on October 19, 2011.

In February 2012, CBMG Wuxi provided financing to CBMG Shanghai in the amount of $1,587,075 for working capital purposes.  In conjunction with the provided financing, exclusive option agreements were executed granting CBMG Wuxi the irrevocable and exclusive right to convert the unpaid portion of the provided financing into equity interest of CBMG Shanghai at CBMG Wuxi’s sole and absolute discretion.  CBMG Wuxi and CBMG Shanghai additionally executed a business cooperation agreement whereby CBMG Wuxi is to provide CBMG Shanghai with technical and business support, consulting services, and other commercial services.  The shareholders of CBMG Shanghai pledged their equity interest in CBMG Shanghai as collateral in the event CBMG Shanghai does not perform its obligations under the business cooperation agreement.

The Company has determined it is the primary beneficiary of CBMG Shanghai by reference to the power and benefits criterion under ASC 810, Consolidation. This determination was reached after considering the financing provided by CBMG Wuxi to CBMG Shanghai is convertible into equity interest of CBMG Shanghai and the business cooperation agreement grants the Company and its officers the power to manage and make decisions that affect the operation of CBMG Shanghai.

There are substantial uncertainties regarding the interpretation, application and enforcement of PRC laws and regulations, including but not limited to the laws and regulations governing our business or the enforcement and performance of our contractual arrangements.  See Risk Factors below regarding “Risks Related to Our Structure”. The Company has not provided any guarantees related to CBMG Shanghai and no creditors of CBMG Shanghai have recourse to the general credit of the Company.

As the primary beneficiary of CBMG Shanghai, the Company consolidates in its financial statements the financial position, results of operations, and cash flows of CBMG Shanghai, and all intercompany balances and transactions between the Company and CBMG Shanghai are eliminated in the consolidated financial statements.

The Company has aggregated the financial information of CBMG Shanghai in the table below. The aggregate carrying value of CBMG Shanghai’s assets and liabilities (after elimination of intercompany transactions and balances) in the Company’s consolidated balance sheet as of March 31, 2013 and December 31, 2012, are as follows:

	March 31,	December 31,
	2013	2012
Assets
Cash	$403,882	$10,183
Other receivable	75,466	51,949
Inventory	19,705	33,232
Prepaid expenses	33,089	4,420
Total current assets	532,142	99,784

Property, plant and equipment, net	979,246	1,082,358
Intangibles	78,517	79,468
Deferred tax asset	26,139	39,615
Total assets	$1,616,044	$1,301,225

Liabilities and Stockholders' Equity

Liabilities:
Accounts payable	$8,792	$16,004
Accrued expenses	413,920	539,244
Total liabilities	$422,712	$555,248

NOTE 6 - OTHER CURRENT ASSETS

Other Receivables

The Company pays deposits on various items relating to office expenses. Management has classified these deposits as receivables as the intention is to recover these deposits in less than 12 months. As of March 31, 2013 and December 31, 2012 the amounts of other receivables was $140,296 and $128,681.

NOTE 7 - INVENTORY

At March 31, 2013 and December 31, 2012, inventory consisted of the following:

	March 31, 2013	December 31, 2012

Raw materials	$24,888	$37,241
Finished goods	13,949	-
	$38,837	$37,241

This inventory is from the biomedicine segment. The consulting segment does not have inventory.

NOTE 8 - PROPERTY, PLANT AND EQUIPMENT

As of March 31, 2013 and December 31, 2012, property, plant and equipment, carried at cost, consisted of the following:

	March 31, 2013	December 31, 2012

Office equipment	$16,630	$16,586
Manufacturing equipment	657,435	644,909
Computer equipment	32,591	32,504
Leasehold improvements	701,627	762,579
	1,408,283	1,456,578
Less: accumulated depreciation	(177,597)	(129,696)
	$1,230,686	$1,326,882

NOTE 9 - FAIR VALUE ACCOUNTING

Assets measured at fair value on a recurring basis as of March 31, 2013 are summarized as follows:

	2013
	Fair Value Measurements at Reporting Date Using:
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Equity position in Alpha Lujo, Inc.	$1,150,063	$1,150,063	$-	$-
Equity position in Wonder International Education & Investment Group Corporation	68,541	68,541	-	-
	$1,218,604	$1,218,604	$-	$-

The Company holds 1,142,350 and 2,300,125 shares in Alpha Lujo, Inc and Wonder International Education and Investment Group Corporation, respectively. The Company has valued these shares at the closing OTCBB quoted price on March 31, 2013. The estimated fair value amounts for March 31, 2013 have been measured as of period end. As such, the estimated fair values of these financial instruments subsequent to the reporting date may be different than the amounts reported at period end. No such assets existed as of December 31, 2012.

NOTE 10 - INTANGIBLE ASSETS

Intangible assets that are subject to amortization are reviewed for potential impairment whenever events or circumstances indicate that carrying amounts may not be recoverable. Assets not subject to amortization are tested for impairment at least annually. The Company evaluates the continuing value of the intangibles at each balance sheet date and records write-downs if the continuing value has become impaired. An impairment is determined to exist if the anticipated future cash flow attributable to the asset is less than its carrying value. The asset is then reduced to the net present value of the anticipated future cash flow. Goodwill is reviewed for possible impairment at least annually or more frequently upon the occurrence of an event or when circumstances indicate that a reporting unit’s carrying amount is greater than its fair value.

As of March 31, 2013 and December 31, 2012, intangible assets, at cost, consisted of the following:

Patent - 5 year
	March 31, 2013	December 31, 2012
Cost basis	$50,008	$48,286
Less: accumulated amortization	(1,233)	(1,419)
	$48,775	$46,867

Exclusive Patent License Rights - 3 year
	March 31, 2013	December 31, 2012
Cost basis	$1,000,000	$1,000,000
Less: accumulated amortization	(222,222)	(139,097)
	$777,778	$860,903

Software - 5 year
	March 31, 2013	December 31, 2012
Cost basis	$34,259	$34,259
Less: accumulated amortization	(3,529)	(1,132)
	$30,730	$33,127

All software is provided by a 3rd party vendor, not internally developed, it has an estimated useful life of 5 years. Amortization expense for the three months ended March 31, 2013 was $85,336, the Company did not have amortization expense for the three months ended March 31, 2012. Estimated amortization expense for each of the ensuing years are as follows:

Year ending December 31,	Amount

2013	$258,645
2014	344,860
2015	205,975
2016	6,303
2017 and thereafter	$41,500

NOTE 11 - LEASES

Operating lease commitments

Our corporate headquarters are located at 530 University Avenue in Palo Alto, California. We currently pay rent in the amount of $1,400 per month on a month-to-month basis.

The Company also is leasing office space in Scottsdale, Arizona under a two year non-cancelable operating lease agreement initiated in August 2012. In 2012, the Company agreed to continue the lease agreement for housing in Beijing. This lease continues on a month to month basis. Rent expense for the three months ended March 31, 2013 and 2012 was $73,210 and $108,779, respectively, including events to related parties described in Note 12.

Additionally, the Company has agreed to enter six tenancy agreements. The details of the six tenancy agreements are as follows:

CBMG Wuxi, the lessee, has a tenancy agreement with Wuxi HuishanXin Cheng Life Technology Industry Development Co., LTD’s., the lessor, for lease of the demised premises in Room E2301, Life Technology Industry A Zone, 1619, Huishan Da Dao, Huishan District, Wuxi, P. R. China. The lease term is three years, commencing from March 1, 2011 to February 28, 2014.

CBMG Shanghai, the lessee, has a tenancy agreement with Shanghai Guilin Industry Company Ltd., the lessor, for lease of the demised premises in level 5 and level 6, Building 1,333 Guiping Road, Xuhui District, Shanghai, P.R. China. The lease term is three years, commencing from December 31, 2011 to November 30, 2014.

CBMG Shanghai, the lessee, has a tenancy agreement with HuiQian, the lessor, for lease of the demised premises in Room 202, Lianhua Road, Minhang District, Shanghai, P.R. China. The lease term is one year, commencing from February 12, 2012 to February 11, 2013.

CBMG Shanghai, the lessee, has a tenancy agreement with WangJing, the lessor, for lease of the demised premises in Room 3-308, Alley 1458, Gumei Road, Minhang District, Shanghai, P.R. China. The lease term is one year, commencing from August 5, 2012 to August 4, 2013.

Cellular Biomedicine Group (HK), the lessee, has a tenancy agreement with Global Incorporation Centre (HK) Limited, the lessor, for lease of the demised premises in Unit 402, 4th Floor, Fairmont House, No. 8 Cotton Tree Drive, Admiralty, Hong Kong. The lease term is one year, commencing from August 5, 2012 to August 4, 2013.

CBMG Shanghai, the lessee, has a tenancy agreement with Shanghai Xuhui Huizhong Public rental housing, the lessor, for lease of the demised premises in Room1210, NO. 36 Caodong Road, Xuhui District. The lease term is two years, commencing from December 17, 2012 to December 31, 2014.

As of March 31, 2013, the Company has the following future minimum lease payments due under the foregoing lease agreements:

Year ending December 31,	Amount

2013	$282,445
2014	327,051
609,496

NOTE 12 - RELATED PARTY TRANSACTIONS

As of March 31, 2013, the accrued compensation liability to the former officers was $1,495,368 of which $881,929 was accrued as of December 31, 2012.  No such amounts are reflected as of December 31, 2012 as these represent liabilities of EastBridge whose assets are only reported subsequent to the date of merger.

The Company received advances from two of its directors, one of whom is also a major stockholder who holds approximately a 9% interest in the Company, in the ordinary course of business at a rate of 4.5% interest which is the federal long term interest rate. As of March 31, 2013 and December 31, 2012 advances payable to the Company’s two directors were $31,910 and $0, respectively.

Reference is made to the executive employment agreements and deferred compensation arrangement discussionin Note 15, which is incorporated into this Note 12.

NOTE 13 - EQUITY

As of March 31, 2013, Cellular Biomedicine Group, Inc. had 5,704,245 shares of common stock, par value $.001, issued and outstanding with 300,000,000 common shares authorized.

Immediately prior to the reverse merger the company had 1,571,130 shares outstanding. The Company issued 3,638,941 shares in connection with the merger. See Note 4 for a discussion of the accounting for the merger.

During the three months ended March 31, 2013, the Company issued 60,000 shares of common stock, to the former officers of the Company. The Company expensed $360,000 in connection with these issuances based on the quoted market prices on the dates of issuance.

During the three months ended March 31, 2013 and 2012, the Company issued 20,000 and 3,106 shares of common stock, respectively, for services rendered. The Company expensed $82,000 and $38,750, respectively, in connection with these issuances based on the quoted market prices on the dates of issuance.

During the three months ended March 31, 2013, the Company issued 71,814 shares of common stock, to employees that had earned these shares as compensation as of the date of merger. The Company expensed $305,210 in connection with these issuances based on the quoted market prices on the dates of issuance.

During the three months ended March 31, 2013, the Company issued 342,360 shares of common stock, to specific stockholders as the Company did not achieve ten Phase II clinical trials by March 31, 2013 in accordance with the terms and conditions of certain private placement agreements entered into by private investors in CBMG BVI and assumed by the Company. The Company expensed $1,694,682 in connection with these issuances based on the quoted market prices on the dates of issuance. There are no further milestones that would require additional stock issuances.

During the three months ended March 31, 2012, the Company issued 100,092 shares of common stock for cash in the amount of $2,500,000.

NOTE 14 - DEFERRED REVENUE

The following table represents the balance of deferred revenue that has not yet been recognized under the Company’s revenue recognition policies:

March 31,
2013

Kaida Road Construction Company	73,000

AREM Pacific Corporation	92,985

Dwarf Technologies	75,814

LongWen	10,035

Deferred Revenue	251,834

All of the deferred revenue result from receipt of cash deposits from the consulting segment clients in accordance with each specific listing agreements.

NOTE 15 - COMMITMENTS AND CONTINGENCIES

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

Each of the above Executive Employment Agreements contain termination provisions that dependent on the reason an executive is terminated, severance payments and the payment of COBRA premiums may be triggered.

Copies of the Executive Employment Agreements were filed as Exhibits 10.2, 10.3 and 10.4 to our current report on Form 8-K filed February 12, 2013.

EastBridge Sub Employment Agreements with Norman Klein and Keith Wong

On February 6, 2013, EastBridge Sub entered into employment agreements with Norman Klein and Keith Wong (each a “Subsidiary Employment Agreement,” collectively, the “Subsidiary Employment Agreements”).

Pursuant to Mr. Wong’s Subsidiary Employment Agreement with EastBridge Sub, Mr. Wong is entitled to an annual base salary of $240,000. Mr. Wong is also eligible to participate in the Plan.

Pursuant to Mr. Klein’s Subsidiary Employment Agreement with EastBridge Sub, Mr. Klein is entitled to an annual base salary of $180,000. Mr. Klein is also eligible to participate in the Plan.

The Subsidiary Employment Agreements are effective as of February 6, 2013 and shall continue for three years thereafter unless earlier terminated. After the three year term, Mr. Wong and Mr. Klein shall continue to be employed on an at-will basis and their employment agreements automatically renew for successive one year terms until terminated.

Each of the above Subsidiary Employment Agreements contain termination provisions that dependent on the reason employment is terminated, severance payments and the payment of COBRA premiums may be triggered.

Copies of the Subsidiary Employment Agreements were attached as Exhibits 10.10 and 10.11 to our current report on Form 8-K filed February 12, 2013.

Deferred Compensation Arrangement with Former Officers

On February 5, 2013, the Company entered into a Deferred Compensation Agreement with Keith Wong and Norman Klein (the “Former Executives”), in which the Company agreed to: (i) pay its Former Executives certain accrued unpaid cash compensation consisting of $676,839 payable to Keith Wong and $459,300 payable to Norman Klein, plus aggregate accrued interest calculated at the simple rate of 12% per annum; and (ii) pay on August 31, 2013, a cash bonus payment of $204,723 to Mr. Wong and $152,577 to Mr. Klein. The Company accrued approximately $351,000 in interest and bonus in connection with Mr. Wong’s deferred compensation and approximately $262,000 in interest and bonus in connection with Mr. Klein’s deferred compensation. A copy of the Deferred Compensation Agreement was attached as Exhibit 10.9 to our current report on Form 8-K filed February 12, 2013.

NOTE 16 - STOCK BASED COMPENSATION

Our stock-based compensation arrangements include grants of stock options, restricted stock awards under the 2011 Incentive Stock Option Plan, certain awards granted outside of this plan. Refer to Note 11, “Stock Based Compensation,” in Item 8. “Financial Statements and Supplementary Financial Data” appearing in our Annual Report on Form 10-K for the year ended December 31, 2012 for further information on our stock-based compensation arrangements.  The compensation cost that has been charged against income related to stock-based compensation for the three months ended March 31, 2013 was $49,695, and is included in general and administrative expense in our Condensed Consolidated Statements of Operations. There was no such compensation cost for the three months ended March 31, 2012. As of March 31, 2013, there was $1,552,903 of total unrecognized compensation cost related to non-vested stock option awards. That cost is expected to be recognized over a weighted-average period of 2.71 years for the stock option awards.

2009 Stock Option Plan

During the first quarter of 2009, the Company's Board of Directors approved and adopted the 2009 Stock Option Plan (the "Plan") and designated 100,000 shares of our common stock for issuance under the Plan to employees, directors or consultants for EastBridge through either the issuance of shares or stock option grants. Under the terms of the Plan, stock option grants shall be made with exercise prices not less than 100% of the fair market value of the shares of Common Stock on the grant date. Since adoption, the Company issued an aggregate of approximately 95,000 shares of Common Stock under the plan. These grants were not stock options but instead represent fully vested shares at the date of grant. For the three months ended March 31, 2013, the Company issued no shares of common stock under the 2009 Incentive Plan.

Amended and Restated 2011 Incentive Stock Option Plan

The Company has historically granted stock-based compensation awards in the form of restricted stock to key employees, officers, directors and service providers. Awards are earned over the following periods: 30% on the first anniversary of the grant date, 30% on the second anniversary of the grant date, and 40% on the third anniversary of the grant date. As part of the merger these awards will be issued under the Amended and Restated 2011 Incentive Stock Option Plan (the “2011 Plan”). As of March 31, 2013, a total of 63,133 restricted shares awards have been granted that remain unearned. As of March 31, 2013, total unrecognized compensation cost related to unvested awards was $164,316 for which the weighted average period over which such compensation cost is to be recognized is 1.75 years.

For the three months ended March 31, 2013, the Company issued 264,738, shares of common stock under the 2011 Plan. All shares were issued to officers, directors and employees of the company as stock based compensation. Additional shares of 423,733 have been reserved under the 2011 Plan but have not been issued as described above in the forms of options and restricted share awards.

	Total shares reserved under the plan	Remaining shares available for issuance under the plan
2009 Stock Option Plan	100,000	4,593
Amended and Restated 2011 Incentive Stock Option Plan	780,000	88,161

NOTE 17 - NET LOSS PER SHARE

Basic and diluted net loss per common share is computed on the basis of our weighted average number of common shares outstanding, as determined by using the calculations outlined below:

	Three Months Ended
	March 31,
	2013	2012

Net loss	$(5,843,661)	$(930,274)

Weighted average shares of common stock	4,668,283	2,877,825
Dilutive effect of stock options	-	-
Common stock and common stock equivalents	4,668,283	2,877,825

Net loss per basic share	$(1.25)	$(0.32)
Net loss per diluted share	$(1.25)	$(0.32)

NOTE 18 - SEGMENT INFORMATION

The Company operates two reporting segments. The majority of all assets are contained in Biomedicine segment with the majority of the operations located in the People’s Republic of China. The Company’s Consulting segment provides services to foreign and domestic companies seeking access to the U.S. capital markets, substantially all revenue generating activities are conducted in the United States. The Company intends to use gross profit as our measure of profit and loss for each business segment. The accounting principles applied at the operating segment level in determining gross profit are the same as those applied at the consolidated financial statement level. Our chief operating decision maker evaluates performance and allocates resources based on net sales, gross profit and working capital in each of the reporting segments.

	For the Three Months Ended March 31,
	2013		2012
	(in USD)	(% of Total)	(in USD)	(% of Total)
Biomedicine
Revenue	$-	0.0%	$78,589	100.0%
Cost of services	-	0.0%	27,690	100.0%
Gross profit	$-	0.0%	$50,899	100.0%
Gross profit %	0.0%		64.8%

Consulting
Revenue	$-	0.0%	$-	0.0%
Cost of services	-	0.0%	-	0.0%
Gross profit	$-	0.0%	$-	0.0%
Gross profit %	0.0%		0.0%

Total:
Revenue	$-	0.0%	$78,589	100.0%
Cost of services	-	0.0%	27,690	100.0%
Gross profit	$-	0.0%	$50,899	100.0%
Gross profit %	0.0%		64.8%

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis summarizes the significant factors affecting our results of operations, financial condition and liquidity position for the three months ended March 31, 2013 and 2012, and should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this filing.

This report contains forward-looking statements. These statements relate to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

Factors that might affect our forward-looking statements include, among other things:

●	overall economic and business conditions;

●	the demand for our products and services;

●	competitive factors in the industries in which we compete;

●	the results of our pending and future litigation;

●	the emergence of new technologies which compete with our product and service offerings;

●	our cash position and cash burn rate;

●	other capital market conditions, including availability of funding sources;

●	the strength of our intellectual property portfolio; and

●	changes in government regulations related to our industry.

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential” and similar expressions. These statements reflect our current views with respect to future events and are based on assumptions and are subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. We discuss many of these risks in greater detail under the heading “Risk Factors” included in other reports we file with the Securities and Exchange Commission. Also, these forward-looking statements represent our estimates and assumptions only as of the date of the document containing the applicable statement.

Unless required by law, we undertake no obligation to update or revise any forward-looking statements to reflect new information or future events or developments. Thus, you should not assume that our silence over time means that actual events are bearing out as expressed or implied in such forward-looking statements.

OVERVIEW

Recent Developments

As of the date of this report, our biomedicine business is engaged in two clinical trials for cell therapy candidates:

●	haMPC (Human Adipose-derived Mesenchymal Progenitor Cells) therapy for Knee Osteoarthritis (KOA): www.clinicaltrials.gov #NCT01809769

●	TC-DC Therapy for Hepatocellular Carcinoma (liver cancer): www.clinicaltrials.gov #NCT01828762

Our Phase I clinical trial for Knee Osteoarthritis (KOA), was launched in March 2013, has recruited over 50% of the patients required for the trial. Our Phase I clinical trial for TC-DC immunotherapy treatment for Heptocellular Carcinoma (HCC) was also launched in March of 2013, and has recruited over 50% of its required patients. We expect initial results from these clinical trials to be available in the second quarter of 2013.  The focus of each of these trials is primarily on safety, however these trials are also expected to yield preliminary results on efficacy. We presently anticipate that our Phase I clinical trial for KOA therapy will be completed in the third quarter of 2013, and our Phase I clinical trial for TC-DC Therapy for HCC to be completed in the fourth quarter of 2013.

With regard to our intellectual property portfolio, in the first quarter of 2013 we secured patents relating to the use of allogeneic stromal vascular fraction (SVF) or mesenchymal progenitor cells for the prevention, and treatment of Osteoarthritis and a patent for using allogeneic stromal vascular fraction and haMPCs or mesenchymal progenitor cells for the prevention and treatment of Rheumatoid Arthritis.

In the next 12 months, we aim to accomplish the following in our biomedicine business:

Approval of a Stromal Vascular Fraction (SVF) kit by the SFDA (SVF kits are 'toolboxes' used by physicians to safely extract cell samples from patients).

●	Adipose tissue transportation kit approval as a medical device (these kits permit safe and effective transportation of extracted or processed cells).

●	Completion of KOA Phase I trial safety data and advanced staggered filing of Phase II trial.

●	Preliminary HCC Phase I trial results.

●	Approval of additional pending Patent Cooperation Treaty (PCT) patents.

For the quarter ended March 13, 2012, the biomedicine business generated $78,589 in revenue from the sales of enzyme reagent kits. We expect our biomedicine business to generate revenues primarily from the development of therapies for the treatment of Knee Osteoarthritis in 2014 and Hepatocellular Carcinoma in 2015 or 2016.

Our first quarter 2013 operating expenses in the Biomedicine business were in line with management’s plans and expectations.  We incurred an increase in operating expenses of approximately $480,000 for the period ended March 31, 2013 as compared to the period ended March 31, 2012, which is attributable to our merger transaction, in addition to expenses related to being a public company.

In addition, for the quarter ended March 31, 2013 we issued 342,360 shares of common stock, for which we recorded an expense of $1,694,682, based on the quoted market prices on the dates of issuance. These issuances were made to certain pre-merger private investors in Cellular Biomedicine Group Limited (CBMG BVI) while it was a privately-held corporation. CBMG BVI agreed that if it did not achieve ten Phase II clinical trials by March 31, 2013 it would issue certain contingent shares to its private investors. This contingent share obligation to investors was assumed by the Company in the merger. At March 31, 2013 the Company was required to issue the contingent shares to these pre-merger investors.

Corporate History

Merger Between CBMG and EastBridge Investment Group Corporation

On November 13, 2012, EastBridge Investment Group Corporation (then an Arizona corporation) signed an agreement to merge with Cellular Biomedicine Group Limited, at that time a British Virgin Islands Company (CBMG BVI). Under the merger agreement, EastBridge’s wholly-owned merger subsidiary agreed to merge with CBMG BVI, with CBMG BVI as the surviving entity. As a result of the merger, which was consummated on February 6, 2013, Cellular Biomedicine Group Ltd. became the wholly-owned subsidiary of EastBridge Investment Group Ltd. The transactions under the merger agreement as amended are referred to as the “Merger”.

Also in connection with the Merger, the Company created a new Delaware subsidiary called EastBridge Investment Corp. (“EastBridge Sub”). Pursuant to a Contribution Agreement by and between EastBridge and EastBridge Sub dated February 6, 2013 (the “Contribution Agreement”), EastBridge contributed all of its current assets and liabilities to a newly formed, wholly-owned subsidiary of EastBridge, named “EastBridge Investment Corp.,” which will continue the current business and operations of EastBridge. A copy of the agreement and plan of merger, and all related exhibits, were previously filed on Form 8-K filed on February 12, 2013. For additional information regarding our Merger, please refer to our current report on Form 8-K filed with the Securities and Exchange Commission on February 12, 2013 as amended on April 24, 2013, including all subsequent amendments, which reports are incorporated by reference.

Effective on March 5, 2013 the Company changed its corporate name to “Cellular Biomedicine Group, Inc.” As of the date of this report, our primary business is in the field of biomedicine.

Biomedicine Business Overview

Our biomedicine business was founded in 2009 as a specialty biomedicine group by a team of experienced Chinese-American executives, scientists and doctors. In 2010 we established a manufacturing facility in Wuxi, and in 2012 we established a manufacturing facility in Shanghai, each of which are compliant with U.S. FDA “good manufacturing practice” (GMP) standard protocols. Our focus has been to monetize the rapidly growing health care market in China by marketing and commercializing stem cell and immune cell therapeutics, related tools and products from our patent-protected proprietary cell technology developed by our research and development team, as well as by utilizing exclusively in-licensed intellectual properties.

Our treatment focal points are cancer, neurodegenerative and other degenerative diseases comprised of Knee Osteoarthritis (KOA), Spinal Muscular Atrophy (SMA), Amyotrophic Lateral Sclerosis (ALS) and Stroke.

In the cancer field, our in-licensed product candidate Tumor Cell Targeted Dendritic Cell (TC-DC) has successfully completed a U.S. FDA Phase II clinical trial for the treatment of Metastatic Melanoma at the Hoag Medical Center in California. Under applicable international reciprocity procedures we are utilizing data generated in a U.S. Phase II clinical trial in an analogous China-based SFDA Phase I/II Clinical Trial for the treatment of Liver Cancer. Management believes we will be able to leverage skin cancer data produced in ongoing trials in the U.S., and apply it toward advancing our product candidate for the treatment of liver cancer and other cancer-related indications.

In addition, we plan to begin pre-clinical studies on the use of allogeneic Mesenchymal Stem Cells (MSC) for the treatment of Lupus and Rheumatoid Arthritis. We have also exclusively in-licensed Motor Neuron Precursor Cell and Neuronal Cell technology and plan to launch trials for its use in the treatment of ALS, SMA, and Stroke.

As the cancers which our potential therapies target all have relatively low survival rates, annual incidence (number of new cases) is roughly equivalent to existing served available market. If a disease span is long, the number of patients will be accumulative and larger than new cases per year. There are 300,000 new cases of Hepatocellular Carcinoma (HCC) per year in China. There are 30,000 new cases of Metastatic Melanoma, with those diagnosed to be Stage IV having a median survival time of 18 months. Additionally, there are 15 million people aged 60 or older with KOA in China. For Spinal Muscular Atrophy Type I (SMA-I), there are about 1,000 newborns with SMA-I disease in China annually. The median life span of these children is less than 6 months. Adult incidence is approximately 2 million in China.

Our plan calls for 120, 60 and 30 patients respectively in clinical trials for the treatment of each of the cancers, KOA, and SMA. We have employed a multinational Contract Research Organization (CRO) to manage trial design and to minimize errors and delays. The first safety/efficacy milestone report for the Cancer and KOA clinical trials are scheduled in the third quarter of 2013. The first potential patients relating to these indications are expected in the first half of 2014.

We have a long term joint venture with California Stem Cell Inc. (CSC). Under our joint venture arrangement we hold an exclusive license from CSC to develop and market Cancer (TC-DC), Motor Neuron Precursor Cells (MNP) and Neuronal Precursor Cells (NP) in greater China and Taiwan. These methodologies enable us to conduct certain clinical trials and commercialization. Our TC-DC therapy utilizes dendritic cells that have been taught the unique “signature” of the patient’s cancer, in order to trigger an effective immune response against cancer stem cells, the root cause of cancer metastasis and recurrence. We have a process to develop MNP and NP cells with high purity levels, validated by synapse formation, and have shown functional innervation with human muscle cells. These products enable us to conduct certain clinical trials and pursue commercialization of TC-DC therapy, and explore the development of new therapies for a variety of neurodegenerative diseases. Our four cellular technology platforms (TC-DC, adult adipose-derived, umbilical cells, and neural stem cells) enable us to create multiple cell formulations to develop potential treatments for specific medical conditions and diseases, as well as applying single cell types in a specific treatment protocol.

Our facilities are certified to meet the international standards NSF/ANSI 49, ISO-14644, ANSI/NCSL Z-540-1 and 10CFR21, as well as Chinese SFDA standards CNAS L0221. In addition to standard protocols, we use proprietary processes and procedures for manufacturing our cell lines comprised of:

●	Extraction, cultivation and banking processes that insure cell preservation and viability

●	DNA identification for stem cell ownership

●	Bio-safety testing at independently certified laboratories.

Our Strategy

Our biomedicine business is in the development stage. Presently we have two autologous cell therapy candidates undergoing clinical trials in China, HCC and KOA. If and when these therapies gain regulatory approval in the PRC, we will be able to market and offer them for clinical use. Although our biomedicine business was very recently organized, our technologies have been in development for decades, and our focus is on the latest translational stages of product development, principally from the pre-clinical trial stage to regulatory approval and commercialization of new therapies.

Our strategy is to develop safe and effective cellular medicine therapies for indications that represent a large unmet need in China, based on technologies developed both in-house and obtained through licensing arrangements with other companies. Our near term objective is to pursue successful clinical trials in China for our KOA application, followed by our HCC therapy. We intend to utilize our comprehensive cell platform to support multiple cell lines to pursue multiple therapies, both allogeneic and autologous. We intend apply U.S. Standard Operating Procedures (SOPs) and protocols while complying with Chinese regulations, while owning, developing and executing our own clinical trial protocols. We plan to establish domestic and international joint ventures or partnerships to set up cell laboratories and/or research facilities, in-license technology from outside of China, and build affiliations with hospitals, to develop a commercialization path for our therapies, once approved. We intend to use our first-mover advantage in China, against a backdrop of enhanced regulation by the central government, to differentiate ourselves from the competition and establish a leading position in the China cell therapeutic market.

CBMG initially plans to use its centralized manufacturing facility located in Shanghai to service multiple hospitals within 200Km of the facility. We aim to complete clinical trials for our KOA and HCC therapy candidates via the medical technology pathway through designated hospitals. Our goal is to first obtain permission for commercial use of the therapies from the Ministry of Health, for the respective hospitals in which the trials are being conducted. CBMG plans to scale up its customer base by qualifying multiple additional hospitals for the post-trial use of therapies, once approved, by following guidelines administered by MOH.

Additionally, CBMG participates in the formulation of stem cell policy in China as a member of the Class III Medical Technology Approval Committee within the Chinese Medical Doctor’s Association (CMDA), an advisory body for the State Food & Drug Administration (SFDA) and Ministry of Health (MOH) on stem cell policy and regulatory affairs. We believe that few competitors in China are as well-equipped as we are in clinical trial development, diversified U.S. FDA protocol compliant manufacturing, regulatory compliance and policy making participation, as well as a long-term presence in the U.S. with U.S.-based management and investor base.

Our Technology

CBMG’s Cellular Biomedicine Technology Platforms

In order to expedite fulfillment of patient treatment CBMG has been actively developing technologies and products with a strong IP fortification, including human adipose-derived mesenchymal progenitor cells (haMPC), derived from fat tissue, for the treatment of Knee Osteoarthritis (KOA) and other indications, and human umbilical cord derived mesenchymal progenitor cells (huMPC) for the treatment of Systemic Lupus Erythematosus (SLE) and other indications. CBMG has also been actively engaging in in-license partnerships with world leading scientists and companies, including tumor cell specific dendritic cells (TC-DC) therapy for Hepatocellular Carcinoma (Liver Cancer) treatment. In addition, through our joint venture arrangement with California Stem Cells, Inc., CBMG has rights to develop cell therapies based on motor neuron precursor cells (MNP) and neuronal precursor cells (NP).

CBMG’s proprietary and patent-protected production processes and clinical protocols enable us to produce raw material, manufacture cells, and conduct cell banking and distribution. Our proprietary cell lines (haMPC, huMPC, TC-DC, MNP, as further discussed below) provide us with the ability to customize specialize formulations to address complex diseases and debilitating conditions.

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

Our Cellular Technology Platforms

Human Adipose-Derived Mesenchymal Progenitor Cells (haMPC)

Adult mesenchymal stem cells can currently be isolated from a variety of adult human sources, such as liver, bone marrow, and adipose (fat) tissue. The advantages in using adipose tissue (as opposed to bone marrow or blood) are that it is a one of the richest sources of pluripotent cells in the body, the easy and repeatable access to fat via liposuction, and the simple cell isolation procedures that can begin to take place even on-site with minor equipment needs. The procedure we are testing for KOA involves extracting a very small amount of fat using a minimally invasive extraction process which takes up to 20 minutes, and leaves no scarring. The haMPC cells are then processed and isolated on site, and injected intra articularly into the knee joint with ultrasound guidance.

These haMPC cells are capable of differentiating into bone, cartilage, tendon, skeletal muscle, and fat under the right conditions. As such, human adipose-derived Mesenchymal Progenitor Cells (haMPC’s) are an attractive focus for medical research and clinical development. Importantly, we believe both allogenic and autologously sourced haMPC’s may be used in the treatment of disease. Numerous studies have provided preclinical data that support the safety and efficacy of allogenic and autologously derived haMPC, offering a choice for those where factors such as donor age and health are an issue.

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

Human Umbilical Cord Derived Mesenchymal Progenitor Cells (huMPC)

CBMG has developed a stem cell line called human umbilical cord derived mesenchymal progenitor cells (huMPC). These huMPCs have a tremendous capacity for self-renewal whilst also maintaining their multipotent ability to differentiate into osteoblasts, adipocytes, and chondrocytes as well as myocytes and neurons.

The youngest, most potent huMPCs are obtained from umbilical cord tissue, called Wharton’s jelly, which is normally discarded as medical waste after the birth of a newborn. This tissue contains a much higher concentration of huMPC’s compared to cord blood. Researchers have shown that allogeneic huMPCs have potential therapeutic effects in cerebral palsy, Autism, cardiovascular diseases, spinal cord injury, autoimmune diseases, cartilage damage, Alzheimer’s, Parkinson’s, and many other degenerative diseases. CBMG has built a huMPC line with a high safety profile and preliminary evidence suggests therapeutic use in systemic lupus erythematosus (SLE) and cerebral palsy (CP).

Tumor Cell Specific Dendritic Cells (TC-DC)

Recent scientific findings indicate the presence of special cells in tumors that are responsible for cancer metastases and relapse. Referred to as “cancer stem cells”, these cells make up only a small portion of the tumor mass. The central concept behind Tumor Stem Cell Specific Dendritic Cell (TC-DC) therapy is to immunize against these cells. TC-DC therapy takes a sample of the patient’s own purified and irradiated cancer cells and combines them with specialized immune cells, thereby ‘educating’ the immune cells to destroy the cancer stem cells from which tumors arise. We believe the selective targeting of cells that drive tumor growth would allow for effective cancer treatment without the risks and side effects of current therapies that also destroy healthy cells in the body.

Motor Neuron Precursor Cells (MNP) and Neuronal Precursor Cells (NP)

Cellular Biomedicine Group has fully licensed and transferred technology from California Stem Cell to produce clinical-quality motor neuron and neuronal progenitor cells from human embryonic stem cells (heSC’s). These stem cell-derived motor neurons have potential applications in treating amyotrophic lateral sclerosis (motor neuron disease, also known as Lou Gehrig’s disease), a condition caused by a debilitating rapid progressive weakness, muscle atrophy and loss of motor function; and spinal muscular atrophy (SMA), a group of debilitating disorders characterized by degeneration of lower motor neurons situated in the lower spinal cord, causing atrophy of various muscle groups in the body. Presently none of these conditions or disorders have any known cure.

Our Targeted Indications and Potential Therapies

Knee Osteoarthritis (KOA)

We are currently conducting a Phase I clinical trial for the treatment of knee osteoarthritis (KOA). Enrollment of patients is ongoing, and is expected to be completed by May 2013. The treatment period for each patient is three months. Osteoarthritis (OA) is a degenerative disease of the joints. KOA is one of the most common types of OA. Pathological manifestation of OA is primarily local inflammation caused by immune response and subsequent damage of joints. Restoration of immune response and joint tissues are the objective of therapies.

Fifty-three percent of KOA patients will degenerate to the point of disability. Conventional treatment usually involves invasive surgery with painful recovery and physical therapy. Currently, patients suffering from osteoarthritis in China number approximately 40 million people. Of these, approximately 70% suffer from knee osteoarthritis. As drug-based methods of management are ineffective, some 1.5 million patients with this disability will degenerate to the point of requiring artificial joint replacement surgery every year. However, only forty thousand will actually be able to undergo replacement surgery, leaving the majority of patients to suffer from a life-long disability due to lack of effective treatment.

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

Our competitors are pursuing treatments for osteoarthritis, such as Zimmer, Inc., which is developing a knee cartilage implant. However, unlike their approach, our KOA therapy is not surgically invasive – it uses a small amount (50ml) of adipose tissue obtained via liposuction from the patient, which is cultured and re-injected into the patient. Stromal Vascular Fraction (SVF) is prepared using 25 millimeters of adipose tissue for immediate injection into the knee area, with the remaining tissue to be further processed to purify, expand and banked haMPCs for additional injections 1 and 3 months later. The injections are designed to induce the body’s secretion of growth factors promoting immune response and regulation, and regrowth of cartilage. The down-regulation of the patient’s immune response is aimed at reducing and controlling inflammation which is a central cause of KOA.

We believe our proprietary SVF purification method and subsequent haMPC proliferation and processing know-how will enable haMPC therapy to be a low cost and relatively safe and effective treatment for KOA. Additionally, banked haMPCs can continue to be stored for additional use in the future.

CBMG entered into a clinical trial agreement with Renji Hospital in affiliation with Shanghai Jiaotong University on January 28, 2013 to begin a Phase I/II clinical trial in using haMPC’s to apply to KOA indications in accordance with Chinese regulatory requirements. The objective of this clinical trial is evaluate efficacy and safety of this therapy, with results primarily measured by the WOMAC score (developed in 1982 by at Western Ontario and McMaster Universities), a set of standardized metrics used by health professionals to evaluate the condition of patients with osteoarthritis. Upon the completion of Phase II of the clinical trial, CBMG in accordance with the terms of the clinical trial agreement will retain the intellectual property rights to all confidential information and other information, including but not limited to invention, patent and technical know-how. CMBG expects to use such information and then be free to partner with other Class AAA hospitals and apply for MOH approval in the use of haMPC’s in KOA therapy. Before the conclusion of the clinical trial, CBMG expects to file a joint technology license application with selected hospitals with MOH for haMPC-based KOA therapy. Hospitals that have received license approval may then offer haMPC-based therapy as a product, with haMPC preparation and production being done by CBMG, with the hospital receiving appropriate cell therapy fees determined by local government guidelines. CBMG plans to charge a cell therapy technology service fee to the hospital.

In order to expand our KOA therapy, new Class AAA hospitals will need to successfully complete a confirmatory clinical trial (post-market study) involving a total of 10-20 patients, in order to jointly apply to MOH for a license to carry out haMPC-based KOA therapy. If its potential KOA therapy candidate successfully passes through clinical trials, CBMG intends to build a network of Class-AAA hospitals for clinical applications by introducing and encouraging other hospitals to engage in post-market studies.

Independent research and development work can be done with CBMG’s haMPC isolation and culture kit, as well as standardizing technical training and the clinical treatment program, with a view toward enhancing the quality of KOA cell therapy technology.

Hepatocellular Carcinoma (HCC)

CBMG has exclusive rights to develop and market tumor cell-dendritic cell (TC-DC) therapy for late stage HCC in greater China. In January 2013, we commenced a Phase I clinical trial with PLA 85 hospital in Shanghai, for our HCC therapy. Enrollment of patients is ongoing, and is expected to be completed by May 2013. The treatment period in this trial is six months. The purpose of this trial is to evaluate the safety of our autologous immune cell therapy in primary hepatocellular carcinoma (HCC) patients following resection (surgical tumor removal) and Transarterial Chemo Embolization (TACE) Therapy, a type of localized chemotherapy technique.

Recent scientific findings indicate that tumors contain specialized cells that allow for the generation of new tumors. Named cancer stem cells, these cells are responsible for both tumor metastases and recurrence. The central concept behind CBMG’s technology is to immunize against these cancer stem cells.

A number of our competitors are developing cancer treatment therapies, such as Promethera Biosciences of Belgium, and Beike. However unlike our competitors, we utilize the liver cancer stem cells as an antigen – these proliferating, self-renewing liver cancer stem cells provide a clean source of tumor antigens, without contamination from extraneous cells. The patient’s immune cells are isolated and trained to recognize, attack and eliminate the cancer cells.

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

The safety and efficacy profiles of TC-DC are outstanding based on Phase II clinical trials of TC-DC therapy for metastatic melanoma (see Dillman, R.O., et al. 2009. Phase II Trial of Dendritic Cells Loaded with Antigens from Self-Renewing, Proliferating Autologous Tumor Cells as Patient-Specific Antitumor Vaccines in Patients with Metastatic Melanoma: Final Report. Cancer Biotherapy and Radiopharmaceuticals, Volume 24 Number 3.) The most recent Phase II clinical trial of metastatic melanoma has shown five-year survival rate of 54%, and this therapy has been shown to significantly reduce the rate of tumor recurrence and metastasis, improve patient longevity and quality of life.

According to existing laws in the PRC, this technology is considered a Category III medical technology and is managed and approved by the Ministry of Health. The current market strategy is for CBMG to contract with Class-AAA hospitals to set up either on-site or localized cGMP standard cell biology laboratories, and apply to MOH for Phase I/II clinical trials to use TC-DC therapy for liver cancer. Upon completion of these clinical trials, selected Class-AAA hospitals will jointly file applications to MOH for a license to treat liver cancer using TC-DC technology. For hospitals that have received a license, CBMG will provide liver cancer targeted DC cells, with the hospital charging appropriate cell therapy fees to the patient as determined by local government guidelines. We expect to derive revenues from service fees paid by hospitals.

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

Spinal Muscular Atrophy (SMA)

Spinal Muscular Atrophy (SMA) is the result of a genetic mutation that causes the death of motor neurons in the spinal cord, resulting in weakness and wasting of the muscles in the arms and legs of infants and children. SMA Type I, the most severe form of the disease, is evident at birth or within the first few months, and babies with this condition in many cases never acquire the power, strength or endurance to sit independently, to crawl, or to walk. SMA affects all the muscle systems in the body, and the vast majority of babies diagnosed with SMA Type I do not live past the age of two without being placed on permanent life support. From the onset of this disease, patients generally continue to deteriorate over time, and there is no known cure.

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

For its Biomedicine segment, the Company recognizes revenue when pervasive evidence of an arrangement exists, the price is fixed and determinable, collection is reasonably assured and delivery of products or services has been rendered.

Income Taxes

Income taxes are accounted for using the asset and liability method as prescribed by ASC 740 Income Taxes. Under this method, deferred income tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which these temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance would be provided for those deferred tax assets for which if it is more likely than not that the related benefit will not be realized.

A full valuation allowance has been established against the majority of net deferred tax assets as of March 31, 2013 based on estimates of recoverability. While we have optimistic plans for our business strategy, we determined that such a valuation allowance was necessary given the current and expected near term losses and the uncertainty with respect to our ability to generate sufficient profits from our business model.

Results of Operations

Below is a discussion of the results of our operations for the three months ended March 31, 2013 and 2012. These results are not necessarily indicative of result that may be expected in any future period. Our prospects should be considered in light of the risks, expenses and difficulties that we may encounter. We may not be successful in addressing these risk and difficulties.

As of February 6, 2013, the Company (formerly "EastBridge Investment Group Corporation") merged with Cellular Biomedicine Group, Ltd., with Cellular Biomedicine Group, Ltd. being the accounting acquirer thus resulting in a reverse merger for accounting purposes. Accordingly, our accompanying financial statements are reported on a consolidated basis subsequent to February 6, 2013, but reflect solely the operations of Cellular Biomedicine Group, Ltd. (a British Virgin Islands corporation) prior to the date of acquisition. Except where indicated, the following analysis compares the results of operations of the consolidated company for the quarter ending March 31, 2013, with the results of operations (unaudited) of Cellular Biomedicine Group, Ltd. for the quarter ended March 31, 2012.  Please refer to Note 2 of our financial statements for further details regarding the basis of presentation.

Comparison of Three Months Ended March 31, 2013 to Three Months Ended March 31, 2012

We are presenting consolidated pro forma information below to discuss and analyze changes for each business segment and for the Company overall, with respect to the quarter ended March 31, 2013 as compared to the quarter ended March 31, 2012.

	Three Months Ended March 31, 2013			Three Months Ended March 31, 2012
	CBMG	EastBridge	Pro-forma	CBMG	EastBridge	Pro-forma
	As stated	Q1 2013	Consolidated	As stated	Q1 2012	Consolidated
Revenues	$-	$-	$-	$78,589	$-	$78,589

Cost of goods sold	-	-	-	27,690	-	27,690

Gross profit	-	-	-	50,899	-	50,899

Operating expenses:
General and administrative	5,071,917	212,770	5,284,687	696,511	212,831	909,342
Selling and marketing	28,701	18,392	47,093	29,721	13,464	43,185
Research and development	480,505	-	480,505	255,954	-	255,954
Total operating expenses	5,581,123	231,162	5,812,285	982,186	226,295	1,208,481
Operating loss	(5,581,123)	(231,162)	(5,812,285)	(931,287)	(226,295)	(1,157,582)

Other income (expense)
Interest expense	(257,438)	-	(257,438)	-	1,675	1,675
Interest income	971	455	1,426	1,013	-	1,013
Gain on extinguishment of debt	-	-	-	-	6,128	6,128
Other expense	(6,071)	-	(6,071)	-	(25,883)	(25,883)
Total other income (expense)	(262,538)	455	(262,083)	1,013	(18,080)	(17,067)
Loss before taxes	(5,843,661)	(230,707)	(6,074,368)	(930,274)	(244,375)	(1,174,649)

Income tax provision	-	-	-	-	-	-
Net loss	$(5,843,661)	$(230,707)	$(6,074,368)	$(930,274)	$(244,375)	$(1,174,649)
Other comprehensive income (loss):
Cumulative translation adjustment	(1,960)	-	(1,960)	$5,819	-	5,819
Unrecognized loss on investments	(620,880)	(4,047,912)	(4,668,791)	-	(22,847)	(22,847)
Comprehensive net loss	$(6,466,501)	$(4,278,619)	$(10,745,119)	$(924,455)	$(267,222)	$(1,191,677)

Earnings per share:
Basic and diluted	$(1.25)	$(0.54)	$(1.30)	$(0.32)	$(0.16)	$(0.27)

Weighted average common shares outstanding:
Basic and diluted	4,668,283	429,009	4,668,283	2,877,825	1,548,917	4,426,742

Results of Operations

Revenues

Three Months Ended March 31,	Revenues	Change from Prior Year	Percent Change from Prior Year

2013	$-	$(78,589)	(100)%
2012	$78,589

During the first quarter of 2013, our biomedicine segment recorded no revenue as we are in the clinical trial phase for the development and commercialization of our initial cell therapy candidates. During the first quarter of 2012, we derived $78,589 of revenue from our biomedicine segment related to the incidental sales of enzyme reagent kits for research use.

During the first quarter of 2013 and the first quarter of 2012, we recorded no revenue from the consulting segment.

Cost of Sales

Three Months Ended March 31,	Cost of Sales	Change from Prior Year	Percent Change from Prior Year

2013	$-	$(27,690)	(100)%
2012	$27,690

For our biomedicine segment, our cost of sales were zero in the first quarter of 2013 due to the lack of recorded revenue, and 2012 cost of sales were associated with sales of enzyme reagent kits.

During the first quarter of 2013 and the first quarter of 2012, we recorded no cost of sales from the consulting segment.

General and Administrative Expenses

Three Months Ended March 31,	General & Administrative Expenses	Change from Prior Year	Percent Change from Prior Year

2013	$5,071,917	$4,375,406	628%
2012	$696,511

General and administrative expenses increased by $4,375,406 in the three months ended March 31, 2013 as compared to the three months ended March 31, 2012 primarily as a result of one-time merger-related expenses, the issuance of contingent stock to certain biomedicine investors, and increased stock-based compensation, all incurred in the first quarter of 2013.  In addition, we incurred higher expenses relating to compensation of our executives, professional fees, and travel, due to certain increased activities in both segments, and relating to the integration of the formerly privately-held biomedicine business into our Company, a public reporting entity.

We incurred an increase of approximately $679,500 in consulting, legal, and professional fees due to costs associated with our merger, and partly as a result of increased corporate activities in the biomedicine segment relating to merger integration, accounting, corporate governance, and compliance matters.

On March 29, 2013 we issued 342,360 shares of our common stock to certain biomedicine investors under the terms of their pre-merger investment in CBMG BVI.  In connection with this issuance we recorded a stock issuance expense in the amount of approximately $1,695,000.   This stock issuance expense was a one-time event related to a pre-merger financing, and as of March 31, 2013 we had no further obligations to issue additional securities to these investors.

On February 14, 2013 we issued 71,814 shares of our common stock to employees in our biomedicine segment, as stock-based compensation earned by them prior to the merger through and up to the date of issuance of shares.  We recorded an expense in the amount of approximately $305,000 relating to this stock-based compensation.  We recorded an additional expense of approximately $550,000 as a true-up to the unearned stock awards.  We issued stock options to employees of the biomedicine business, we recognized stock-based compensation expenses of approximately $109,000 on the issued unvested stock and option awards.  We also incurred an increase in compensation to our biomedicine executives in the amount of approximately $298,000, relating to employment agreements that we entered into with our new senior executive officers following the merger.  The increases in compensation expense relating to our biomedicine business in comparison to the same period in the prior year were correlated with increased business activity in our biomedicine segment, a well as the addition of new hires and commencement of new employment agreements.

We also awarded, as a performance bonus to the officers EastBridge Sub for our consulting segment, 60,000 shares of common stock for which we recorded a one-time compensation expense in the amount of $360,000, and agreed to pay a bonus in the amount of $357,000 in August of 2013 or earlier upon the satisfaction of certain conditions, for which we accrued an expense in the amount of $357,000 in the first quarter of 2013.

For the first quarter of 2013, we incurred increased travel expenses in the amount of approximately $211,000, relating to merger negotiations and increased business activities in both segments, as compared to the same period in 2012.

In the first quarter of 2013 we also had an increase in other general and administrative expenses of approximately $1,000, due to other miscellaneous activities.

The above increases were offset by a decrease in management fees of approximately $190,000, relating to the management and operation of the biomedicine business while it was a privately held entity in 2012. These management fees were discontinued in the fourth quarter of 2012, as the biomedicine business began to retain full-time executive managers.

Of the $4,375,406 overall increase in general and administrative expenses, approximately $1.85 million was in the form of cash expenses, and the remainder were non-cash.

For more information please see exhibit 99.1 - Supplemental Pro-Forma Income Statement.

Sales and Marketing Expenses

Three Months Ended March 31,	Sales & Marketing Expenses	Change from Prior Year	Percent Change from Prior Year

2013	$28,701	$(1,020)	(3)%
2012	$29,721

Sales and marketing expenses did not change significantly from the three month period ended March 31, 2013 versus the three month period ended March 31, 2012.

Research and Development

Three Months Ended March 31,	Research and Development Expenses	Change from Prior Year	Percent Change from Prior Year

2013	$480,505	$224,551	88%
2012	$255,954

Research and development costs increased by $224,551 in the three month period ended March 31, 2013 versus the three month period ended March 31, 2012 due primarily to an increase in research and development personnel costs, increased depreciation and amortization, and an increase in property management fees.

Our research and development personnel costs and related expenses increased by approximately $80,000 for the first quarter of 2013 as compared to the same period of the prior year, due to an increase in staffing in our biomedicine segment.

In the first quarter of 2013, we recorded approximately $147,000 more in depreciation and amortization as compared to the same period of the prior year, which was principally due to amortized licensing expense relating to our $1 million initial license payment to California Stem Cell, Inc. In addition we had more patents in the first quarter of 2013 as compared to the same quarter of the prior year, which caused an increase in the amount of depreciation expense relating to our patents.

We incurred increased property management fees in the amount of approximately $71,000 for the first quarter of 2013 as compared to the same quarter in the prior year, mainly due to the fact that our primary research and development center in Shanghai had not been completed in 2012.  By the first quarter of 2013 our R&D center had become operational, and accordingly we incurred increased property management expenses relating to this facility.

The above increases were offset by decreases in R&D marketing expenses and raw material costs, in the approximate amount of $73,000.

Operating Income (Loss)

Three Months Ended March 31,	Operating Income (Loss)	Change from Prior Year	Percent Change from Prior Year

2013	$(5,581,123)	$(4,649,836)	499%
2012	$(931,287)

The decrease in our operating income for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012 is primarily due to the increase in general and administrative expenses, which is described above.

Total Other Income (Expense)

Three Months Ended March 31,	Total Other Income (Expense)	Change from Prior Year	Percent Change from Prior Year

2013	$(262,538)	$(263,551)	(26017)%
2012	$1,013

For the three months ended March 31, 2013, other income (expense) consisted of an accrual of interest on deferred salaries of the officers of consulting segment of approximately $256,000, the excess market value from the stock issued for services rendered in the amount of $22,000, which was partially offset by a non-recurring subsidy of $16,000 from the Chinese government. During the three months ended March 31, 2012, the Company earned interest income of approximately $1,000 from the Company’s bank deposits.

Income Tax Provision (Benefit)

We incurred tax provisions of $0 for the first quarter of 2013 and 2012 due to the effects of operating losses offset by valuation allowances against all of our deferred tax assets, including net operating losses. While we have optimistic plans for our business strategy, we determined that a valuation allowance was necessary given the prior losses and the uncertainty with respect to our ability to generate sufficient profits from our business model.

Net Loss

Three Months Ended March 31,	Net Loss	Change from Prior Year	Percent Change from Prior Year

2013	$(5,843,661)	$(4,913,387)	528%
2012	$(930,274)

Changes in net income (loss) are primarily attributable to changes in operating income, and other income (expense), each of which is described above.

Comprehensive Net Loss

Three Months Ended March 31,	Comprehensive Net Loss	Change from Prior Year	Percent Change from Prior Year

2013	$(6,466,501)	$(5,542,046)	599%
2012	$(924,455)

For the three months ended March 31, 2013, we recorded an unrecognized loss on investments of $620,880 offset by foreign currency translations of $1,930. For the three months ended March 31, 2012, we had no unrecognized losses on investments and foreign currency translations were approximately $5,820. For more information please see exhibit 99.1 - Supplemental Pro-Forma Income Statement.

Liquidity and Capital Resources

Net cash used in operating activities was $1,824,455 and $1,906,413 for the three months ended March 31, 2013 and 2012, respectively. The decrease is mainly attributable to an increase in noncash charges, of approximately $3.3 million, working capital and other current assets of approximately $1.7 million, partially offset by an increased net loss of approximately $4.9 million.

Net cash provided by (used in) investing activities was $2,535,232 and $(133,530) for the three months ended March 31, 2013 and 2012, respectively. This increase in the first quarter of 2013was attributed primarily to the merger of EastBridge which contribute approximately $2.5 million of cash. The decrease in the first quarter of 2012 was primarily attributable to approximately $134,000 of purchases of equipment for the Shanghai clinic location.

Net cash provided by (used in) financing activities was $(725) and $2,494,349 for the three months ended March 31, 2013 and 2012, respectively. This was primarily associated with the stock sold for cash in 2012.

We had working capital of $2,227,973 as of March 31, 2013 compared to $3,873,813 as of December 31, 2012. Our cash position increased to $4,852,988 at March 31, 2013 compared to $4,144,896 as of December 31, 2012, as we had an increase in cash generated from investing activities, offset by a decrease in cash from operations and financing activities.

Liquidity and Capital Requirements Outlook

Capital Requirements

We anticipate that following our merger in February 2013, we as a combined company will require approximately $5.6 million in cash to operate as planned during the 2013 calendar year. Of this amount, approximately $3 million will be used to operate our facilities and offices, including but not limited to payroll expenses, rent and other operating costs, and to fund our research and development (which will require an estimated $0.6 million in 2013) as we continue to develop our products through the clinical study process. As another component of the $5 million amount noted above, we anticipate $2 million will be needed during 2013 to fund our ongoing clinical trials for liver cancer and KOA, each of which we launched in early 2013. Presently we do not have plans to expand our physical plant and facilities, although we may revise these plans depending on the changing circumstances of our biomedicine business.

We expect to rely on current cash balances, and cash from our consulting operations and the sale of marketable securities that we hold (and that we received as payment for consulting services) to provide for these capital requirements. We intend to look external financing to fund our operations and growth. As of the date of this report, management anticipates that our current cash resources are sufficient to fund our operations in accordance with our plans during 2013.

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

In order to finance our medium to long term plans, we intend to rely upon external financing. This financing may be in the form of equity and or debt, in private placements and/or public offerings, or arrangements with private lenders. Due to our short operating history and our early stage of development, particularly in our biomedicine business, we may find it challenging to raise capital on terms that are acceptable to us, or at all. Furthermore our negotiating position in the capital raising process may worsen as we consume our existing resources. Investor interest in a company such as ours is dependent on a wide array of factors, including the state of regulation of our industry in China (e.g. the policies of MOH and the SFDA), the U.S. and other countries, political headwinds affecting our industry, the investment climate for issuers involved in businesses located or conducted within China, the risks associated with our corporate structure, risks relating to our joint venture partners, licensed intellectual property, as well as the condition of the global economy and financial markets in general. Additional equity financing may be dilutive to our stockholders; debt financing, if available, may involve significant cash payment obligations and covenants that restrict our ability to operate as a business; our stock price may not reach levels necessary to induce option or warrant exercises; and asset sales may not be possible on terms we consider acceptable. If we are unable to raise the capital necessary to meet our medium- and long-term liquidity needs, we may have to delay or discontinue certain clinical trials, the licensing, acquisition and/or development of cell therapy technologies, and/or the expansion of our biomedicine business; or we may have to raise funds on terms that we consider unfavorable. For a more complete discussion of risks that our business is subject to, refer to the “Risk Factors” section below.

Liquidity

To support our liquidity needs for the quarter ended March 31, 2013, we utilized our then current cash reserves.

In the near term, much of our cash from operating activities is expected to be derived from the continued sale of stock held in clients and received as compensation for services rendered by our consulting services business. We do not have a plan of liquidation of the portfolio securities that are held by EastBridge Sub, but rather, EastBridge Sub management may decide to sell marketable securities from our portfolio from time to time subject to securities regulatory constraints, if and when market conditions are considered to be favorable.

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

Off Balance Sheet Transactions

CBMG does not have any off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company we are not required to provide this information.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has concluded that, as of March 31, 2013, our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There have been no material changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time we may be involved in judicial or administrative proceedings concerning matters arising in the ordinary course of business. We do not expect that any of these matters, individually or in the aggregate, will have a material adverse effect on our business, financial condition, cash flows or results of operation.

ITEM 1A. RISK FACTORS

For purposes of this periodic report and Item 1A, “CBMG BVI” refers to Cellular Biomedicine Group Ltd., a British Virgin Islands corporation, which is now a wholly-owned subsidiary of the registrant, together with its business, operations, subsidiaries and controlled entities). The “Company”, “CBMG”, “we”, “us”, “our” and similar terms refer to Cellular Biomedicine Group, Inc. (a Delaware corporation) as a combined entity including each of its subsidiaries and controlled companies following the merger (formerly EastBridge Investment Group Corporation), unless the context otherwise requires. “EastBridge Sub” refers to the Company's wholly owned subsidiary EastBridge Investment Corp.

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

The laws of China are likely to govern many of our material agreements, including, without limitation the Joint Venture Agreement dated September 9, 2011 with China Stem Cell, Inc., as amended.  We cannot assure you that we will be able to enforce our interests or our material agreements or that expected remedies will be available. The inability to enforce or obtain a remedy under any of our future agreements may have a material adverse impact on our operations.

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

East Bridge Sub is currently being audited.

Our wholly-owned subsidiary EastBridge Investment Corp. is undergoing an audit by the Internal Revenue Service related to employment tax liability of EastBridge Sub for the 2006-2008 tax years, and depending on the outcome of the audit, we may be subject to additional taxes, penalties and restrictions on further business activities or how we account for them. An assessment of additional taxes plus penalties and interest may have a material adverse effect on our finances. We expect the audit process to be completed and resolved in 2013.

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

If our legal actions against third parties for alleged infringement of our intellectual property rights are not resolved in our favor, our business and prospects may be impaired.

We believe that some of our competitors have inappropriately incorporated our proprietary technology into their products. We are engaged in a number of legal actions against third parties for alleged infringement of our intellectual property rights but we cannot guarantee the outcome of these actions. We will incur significant costs in this litigation and there can be no assurance that we will prevail or that any damages we receive will cover our costs. Furthermore, the litigation may divert our technical and management personnel from their normal responsibilities. The occurrence of any of the foregoing could adversely affect our ability to pursue our business plan. In addition, if the court determines that the patents in question are not as broad as currently believed, or otherwise issues rulings that limit the protection provided by such patents, we may suffer adverse effects from the loss of competitive advantage and our ability to offer unique products and technologies based on such patents. As a result, there could be an adverse impact on our financial condition and business prospects.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On February 6, 2013, in connection with the merger, we issued a total of 3,638,941 shares of common stock to the pre-merger shareholders of CBMG. We relied on Regulation S, Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”) and Rule 506 of Regulation D, promulgated thereunder, to issue 3,506,017 of these securities, since 132,924 of these securities were issued under the Company's Amended and Restated 2011 Incentive Stock Option Plan which is registered on Form S-8. Reliance on the foregoing exemptions was based upon the representations of the CBMG shareholders, which included, in pertinent part, that each of such shareholders were either non-US persons under Regulations S or “accredited investors” within the meaning of Rule 501 of Regulation D promulgated under the Securities Act, and that such shareholders were acquiring common stock in the merger for investment purposes for their own respective accounts and not as nominees or agents and not with a view to the resale or distribution thereof, and that each owner understood that the shares of our common stock may not be sold or otherwise disposed of without registration under the Securities Act or an applicable exemption therefrom.

On March 15, 2013, the Company issued 342,360 shares of common stock to certain investors. We relied on Regulation S, Section 4(2) of the Securities Act and Rule 506 of Regulation D, promulgated thereunder, to issue the securities. Reliance on the foregoing exemptions was based upon the representations of the investors, which included, in pertinent part, that each of such shareholders were either non-US persons under Regulations S or “accredited investors” within the meaning of Rule 501 of Regulation D promulgated under the Securities Act, and that such investors were acquiring common stock for investment purposes for their own respective accounts and not as nominees or agents and not with a view to the resale or distribution thereof, and that each owner understood that the shares of our common stock may not be sold or otherwise disposed of without registration under the Securities Act or an applicable exemption therefrom.

On March 15, 2013, the Company issued 20,000 shares of common stock to Richardson & Patel LLP in exchange for services rendered and to be rendered. We relied on Section 4(2) of the Securities Act in issuing the common stock inasmuch as there was no form of general solicitation or general advertising in the offer and sale of the securities and Richardson & Patel LLP had access to the information that registration would otherwise provide.

ITEM 5. OTHER INFORMATION

         For additional information regarding our Merger, please refer to our current report on Form 8-K filed with the Securities and Exchange Commission on February 12, 2013 as amended on April 24, 2013, including all subsequent amendments, which reports are incorporated by reference.

ITEM 6. EXHIBITS

Exhibits

Exhibit Number	Description
2.1	Plan of Reorganization and Exchange Agreement1
2.2	Agreement and Plan of Merger, dated November 13, 20122
2.3	Amendment No. 1 to Agreement and Plan of Merger, dated January 15, 20133
2.4	Amendment No. 2 to Agreement and Plan of Merger, dated January 31, 20134
2.5	Amendment No. 3 to Agreement and Plan of Merger, dated February 5, 20135
3.1	Articles of Incorporation of EastBridge Investment Group Corporation1
3.1.2	Articles of Incorporation of EastBridge Investment Group Corporation, as amended1
3.1.3	Articles of Amendment for Name Change for EastBridge Investment Group Corporation1
3.1.4	Certificate of Incorporation for EastBridge Investment Group Corporation6
3.1.5	Certificate of Conversion6
3.1.6	Certificate of Ownership and Merger to Change Corporate Name7
3.2	Corporate bylaws for EastBridge Investment Group Corporation6
4.1	Form of Stock Lock-Up Agreement1
4.2	2009 Stock Option Plan10
4.3	2011 Incentive Stock Option Plan11
4.4	Amended and Restated 2011 Incentive Stock Option Plan12
10.1	Executive Employment Agreement - Wen Tao (Steve) Liu13
10.2	Executive Employment Agreement - Wei (William) Cao13
10.3	Executive Employment Agreement - Andrew Chan13
10.4	Form of Director Letter Agreement13
10.5	Form of Indemnification Agreement for Non-Independent Directors13
10.6	Form of Indemnification Agreement for Independent Directors and Officers13
10.7	Lockup Agreement13
10.8	Deferred Compensation Agreement by and between EastBridge Investment Group Corporation, Keith Wong and Norman Klein dated February 5, 201313
10.9	Employment Agreement by and between EastBridge Investment Corp. and Keith Wong dated February 6, 201313
10.10	Employment Agreement by and between EastBridge Investment Corp. and Norman Klein dated February 6, 201313
10.11	Form of Notice Stock Option Award and Stock Option Award Agreement used under Amended and Restated 2011 Incentive Stock Option Plan, filed herewith.
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer, filed herewith.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer, filed herewith.
32	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
99.1	Supplemental Pro-Forma Income Statement.
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

_____________
1.	Incorporated by reference filed with the Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on October 31, 2006 (File No. 000-52282)

2.	Incorporated by reference filed with the Form 8-K filed with the Securities and Exchange Commission on November 20, 2012 (File No. 000-52282)

3.	Incorporated by reference filed with the Form 8-K filed with the Securities and Exchange Commission on January 22, 2013 (File No. 000-52282)

4.	Incorporated by reference filed with the Form 8-K filed with the Securities and Exchange Commission on February 4, 2013 (File No. 000-52282)

5.	Incorporated by reference filed with the Form 8-K filed with the Securities and Exchange Commission on February 12, 2013 (File No. 000-52282)

6.	Incorporated by reference filed with the Form 8-K filed with the Securities and Exchange Commission on January 25, 2013 (File No. 000-52282)

7.	Incorporated by reference filed with the Form 8-K filed with the Securities and Exchange Commission on March 8, 2013 (File No. 000-52282)

8.	Incorporated by reference filed with the Registration Statement on Form S-8 filed with the Securities and Exchange Commission on June 19, 2007 (File No. 333-143878)

9.	Incorporated by reference filed with the Registration Statement on Form S-8 filed with the Securities and Exchange Commission on August 22, 2008 (File No. 333-153129)

10.	Incorporated by reference filed with the Registration Statement on Form S-8 filed with the Securities and Exchange Commission on April 15, 2009 (File No. 333-158583)

11.	Incorporated by reference filed with the Registration Statement on Form S-8 filed with the Securities and Exchange Commission on March 7, 2012 (File No. 333-179974)

12.	Incorporated by reference filed with the Registration Statement on Form 10-K filed with the Securities and Exchange Commission on April 4, 2013 (File No. 000-52282)

13.	Incorporated by reference filed with the Form 8-K filed with the Securities and Exchange Commission on February 12, 2013 (File No. 000-52282)

*
XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CELLULAR BIOMEDICINE GROUP, INC.
(Registrant)

Date: May 20, 2013	By:	/s/ Wen Tao (Steve) Liu
Wen Tao (Steve) Liu
Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Andrew Chan
Andrew Chan
Chief Financial Officer (Principal Financial and Accounting Officer)