Form 10-K/A
period 2012-12-31
Cellular Biomedicine Group, Inc.
filed 2013-06-18
CIK 1378624

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

———————
FORM 10-K/A
———————
Amendment No. 1

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

Documents Incorporated By Reference –None

 EXPLANATORY NOTE

This Amendment No. 1 (this “Amendment”) on Form 10-K/A amends and restates the Annual Report on Form 10-K filed by the registrant with the Securities and Exchange Commission (the “SEC”) on April 4, 2013.

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

Merger with Cellular Biomedicine Group Ltd.

On November 13, 2012, EastBridge Investment Group Corporation (“EastBridge” or “Parent”) and CBMG Acquisition Limited, a British Virgin Islands company and the Company’s wholly-owned subsidiary (“Merger Sub”) entered into an Agreement and Plan of Merger (“Merger Agreement”) by and among EastBridge, Merger Sub and Cellular Biomedicine Group Ltd., a British Virgin Islands company (“CBMG BVI”), as amended on January 15, 2013, January 31, 2013 and February 6, 2013, pursuant to which the parties agreed that Merger Sub shall merge with and into CBMG BVI, with CBMG BVI as the surviving entity. The transactions under the Merger Agreement as amended are referred to as the “Merger”. The Merger was subject to customary closing conditions, including, among other things, (a) approval by the shareholders of CBMG BVI, (b) resignations of the departing directors and officers of EastBridge, Merger Sub and CBMG BVI, and (c) execution of certain ancillary agreements, including, but not limited to, executive employment agreements with EastBridge, compliance certificates, lock up agreement and opinions of counsel, as referenced in Article VII of the Merger Agreement.

On December 20, 2012 CBMG BVI obtained shareholder approval by holding an extraordinary general meeting of the shareholders, in which holders of a majority of its capital stock approved the merger pursuant to British Virgin Islands law. Since the Merger was structured as a triangular merger in which a wholly owned merger subsidiary of EastBridge merged with CBMG BVI, no shareholder approval on the part of the EastBridge shareholders was required under Delaware law.  We note that although EastBridge issued in excess of 20% of its shares in the merger, since its shares are not listed on a national exchange, no shareholder approval requirement applied to this transaction under any exchange rules.”

Subsequent Events

On February 5, 2013, the registrant formed a new Delaware subsidiary named EastBridge Investment Corp. (“EastBridge Sub”). Pursuant to a Contribution Agreement by and between the registrant and EastBridge Sub dated February 5, 2013 (the “Contribution Agreement”), the registrant contributed all assets and liabilities related to its consulting services business, to its newly formed subsidiary, EastBridge Investment Corp., from and after which it continued to conduct the consulting services business and operations of EastBridge at the subsidiary level. A copy of the Contribution Agreement is attached as Exhibit 10.1 of the Original Filing made on February 12, 2013.

On February 6, 2013 (the “Effective Date”), the Parties executed all documents and filed the Plan of Merger with the registrar of the British Virgin Islands. Upon consummation of the Merger on the Effective Date, CBMG BVI shareholders were issued 3,638,932 shares of common stock, par value $0.001 per share, of EastBridge (the “EastBridge Common Stock”) constituting approximately 70% of the outstanding stock of EastBridge on a fully-diluted basis and the current EastBridge shareholders will retain 30% of the Company on a fully-diluted basis. Specifically, each of CBMG BVI’s ordinary shares (“CBMG Ordinary Shares”) was converted into the right to receive 0.020019 of a share of EastBridge Common Stock.

A copy of the plan of acquisition, consisting of the Merger Agreement dated November 13, 2012 and Amendments 1, 2 and 3 thereto, are included as Exhibits 2.1, 2.2, 2.3 and 2.4 to the Original Filing made on February 12, 2013.

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

Corporate Structure

Our (post-merger) corporate structure is illustrated in the following diagram:

Following the completion of our merger on February 6, 2013, we had the following subsidiaries (including a controlled VIE entity):

Cellular Biomedicine Group Ltd. (BVI), a British Virgin Islands corporation, is a holding company and a wholly-owned subsidiary of Cellular Biomedicine Group, Inc. (OTCQB: CBMG), a Delaware corporation.  We operate our biomedicine business through Cellular Biomedicine Group Ltd. (BVI) and its subsidiary and controlled (VIE) company.  Cellular Biomedicine Group Ltd. (BVI) is also the entity through which we hold an equity interest in China Cell Technology Ltd., a two-party joint venture.

Cellular Biomedicine Group HK Limited, a Hong Kong company limited by shares, is a holding company and wholly owned subsidiary of Cellular Biomedicine Group Ltd. (BVI).

China Cell Technology Ltd., a British Virgin Islands corporation, is a joint venture between us and an affiliate of California Stem Cell, Inc.  Through Cellular Biomedicine Group, Ltd. (BVI) we own a 50% equity interest in the joint venture.  The other 50% interest is owned by Stem Cell China Limited, an affiliate of California Stem Cell, Inc., a separate company with whom we have no other relationship.

Cellular Biomedicine Group Ltd. (Wuxi) (license number 320200000201112090019) is a wholly foreign-owned entity (WFOE) that is 100% owned by Cellular Biomedicine Group HK Limited.  This entity’s legal name in China is西比曼生物科技（无锡）有限公司, which directly translates to “Xi Biman Biological Technology (Wuxi) Co. Ltd.”  Cellular Biomedicine Group Ltd. (Wuxi) controls and holds ownership rights in the business, assets and operations of Cellular Biomedicine Group Ltd. (Shanghai) through variable interest entity (VIE) agreements.  We conduct certain biomedicine business activities through Cellular Biomedicine Group Ltd. (Wuxi), including lab kit production and research.

Cellular Biomedicine Group Ltd. (Shanghai) (license number 04000000201201120056) is a PRC domestic corporation, which we control and hold ownership rights in, through Cellular Biomedicine Group Ltd. (Wuxi) and the above-mentioned VIE agreements.  This entity’s legal name in China is 西比曼生物科技（上海）有限公司, which directly translates to “Xi Biman Biotech (Shanghai) Co., Ltd.”  We conduct certain biomedicine business activities through our controlled VIE entity Cellular Biomedicine Group Ltd. (Shanghai), including clinical trials and certain other activities requiring a domestic license in the PRC.  Mr. Chen Mingzhe and Mr. Cao Wei (our President, Chief Operating Officer and director) together are the record holders of all of the outstanding registered capital of Cellular Biomedicine Group Ltd. (Shanghai).  Mr. Chen and Mr. Cao are also directors of Cellular Biomedicine Group Ltd. (Shanghai) constituting the entire management of the same.   Mr. Chen and Mr. Cao receive no compensation for their roles as managers of Cellular Biomedicine Group Ltd. (Shanghai).

EastBridge Investment Corp., a Delaware corporation, is our wholly-owned subsidiary through which we conduct our consulting services operations.

Variable Interest Entity (VIE) Agreements

Through our wholly foreign-owned entity and 100% subsidiary, Cellular Biomedicine Group Ltd. (Wuxi) (“WFOE”) we control and have ownership rights by means of a series of agreements with Cellular Biomedicine Group Ltd. (Shanghai) (“CBMG Shanghai”).  The following is a description of each of these VIE agreements:

Exclusive Business Cooperation Agreement.   Through the WFOE we are a party to an exclusive business cooperation agreement dated September 17, 2012 with CBMG Shanghai, which provides that (i) the WFOE shall exclusively provide CBMG Shanghai with complete technical support, business support and related consulting services; (ii) without prior written consent of the WFOE, CBMG Shanghai may not accept the same or similar consultancy and/or services from any third party, nor establish any similar cooperation relationship with any third party regarding same matters during the term of the agreement; (iii) CBMG Shanghai shall pay the WFOE service fees as calculated based on the time of service rendered by the WFOE multiplying the corresponding rate, plus an adjusted amount decided by the board of the WFOE; and (iv) CBMG Shanghai grants to the WFOE an irrevocable and exclusive option to purchase, at its sole discretion, any or all of CBMG Shanghai’s assets at the lowest purchase price permissible under PRC laws.  The term of the agreement is 10 years, provided however the agreement may extended at the option of the WFOE. Since this agreement permits the WFOE to determine the service fee at its sole discretion, the agreement in effect provides the WFOE with rights to all earnings of the VIE.

Loan Agreement.  Through the WFOE we are a party to a loan agreement with CBMG Shanghai, Cao Wei and Chen Mingzhe dated September 17, 2012, in accordance with which the WFOE agreed to provide an interest-free loan to CBMG Shanghai.  The term of the loan is 10 years, which may be extended upon written consent of the parties.  The method of repayment of CBMG Shanghai shall be at the sole discretion of the WFOE, including but not limited to an acquisition of CBMG Shanghai in satisfaction of loan obligations.

Exclusive Option Agreement with Cao Wei.  Through the WFOE, we are a party to an option agreement with CBMG Shanghai and Cao Wei dated May 28, 2012, in accordance with which: (i) Cao Wei irrevocably grants the WFOE an irrevocable and exclusive right to purchase, or designate other person to purchase the entire equity interest in CBMG Shanghai as then held by him, at an aggregate purchase price to be determined; and (ii) any proceeds obtained by Cao Wei through the above equity transfer in CBMG Shanghai shall be used for the payment of the loan provided by the WFOE under the aforementioned Loan Agreement.

Exclusive Option Agreement with Chen Mingzhe.  Through the WFOE, we are a party to an exclusive option agreement with CBMG Shanghai and Chen Mingzhe dated May 28, 2012, under which: (i) Chen Mingzhe irrevocably grants the WFOE an irrevocable and exclusive right to purchase, or designate other person to purchase the entire equity interest in CBMG Shanghai for an aggregate purchase price to be determined; and (ii) any proceeds obtained by Chen Mingzhe through the above equity transfer in CBMG Shanghai shall be used for the payment of the loan provided by the WFOE under the aforementioned Loan Agreement.

Power of Attorney from Cao Wei.  Through the WFOE we are the recipient of a power of attorney executed by Cao Wei on October 10, 2012, in accordance with which Cao Wei authorizes the WFOE to act on behalf of him as his exclusive agent with respect to all matters concerning his equity interest in CBMG Shanghai, including without limitation to attending the shareholders meetings of CBMG Shanghai, exercising voting rights and designating and appointing senior executives of CBMG Shanghai.

Power of Attorney from Chen Mingzhe.  Through the WFOE we are the recipient of a power of attorney executed by Chen Mingzhe on September 17, 2012, in accordance with which Chen Mingzhe authorizes the WFOE to act on behalf of him as his exclusive agent with respect to all matters concerning his equity interest in CBMG Shanghai, including without limitation to attending the shareholders meetings of CBMG Shanghai, exercising voting rights and designating and appointing senior executives of CBMG Shanghai.

Equity Interest Pledge Agreement with Cao Wei.  Through the WFOE we are a party to an equity interest pledge agreement with CBMG Shanghai and Cao Wei dated May 28, 2012, in accordance with which: (i) Cao Wei pledged to the WFOE the entire equity interest he holds in CBMG Shanghai as security for payment of the consulting and service fees by CBMG Shanghai under the Exclusive Business Cooperation Agreement; (ii) Cao Wei and CBMG Shanghai submitted all necessary documents to ensure the registration of the Pledge of the Equity Interest with the State Administration for Industry and Commerce (“SAIC”), and the pledge became effective on January 24, 2013; (iii) on the occurrence of any event of default, unless it has been successfully resolved within 20 days after the delivery of a rectification notice by the WFOE, the WFOE may exercise its pledge rights at any time by a written notice to Cao Wei.

Equity Interest Pledge Agreement with Chen Mingzhe.   Through the WFOE we are a party to an equity interest pledge agreement with CBMG Shanghai and Chen Mingzhe dated May 28, 2012, in accordance with which: (i) Chen Mingzhe pledges to the WFOE the entire equity interest he holds in CBMG Shanghai as security for payment of the consulting and service fees by CBMG Shanghai under the Exclusive Business Cooperation Agreement; (ii) Chen Mingzhe and CBMG Shanghai submitted all necessary documents to ensure the registration of the Pledge of the Equity Interest with SAIC, and the pledge became effective on January 24, 2013; (iii) on the occurrence of any event of default, unless it has been successfully resolved within 20 days after the delivery of a rectification notice by the WFOE, the WFOE may exercise its pledge rights at any time by a written notice to Chen Mingzhe.

Our relationship to our controlled VIE entity, Cellular Biomedicine Group Ltd. (Shanghai), through the VIE agreements, is subject to various operational and legal risks.  Management believes the Mr. Chen and Mr. Cao as record holders of the VIE’s registered capital have no interest in acting contrary to the VIE agreements.  However, if Mr. Chen and Cao as shareholders of the VIE were to reduce or eliminate their ownership of the registered capital of the VIE, or if Mr. Cao ceases to serve as a director and/or officer of the other CBMG entities, their interests may diverge from that of CBMG and they may seek to act in a manner contrary to the VIE agreements (for example by controlling the VIE in such a way that is inconsistent with the directives of CBMG management and the board; or causing non-payment by the VIE of services fees).  If such circumstances were to occur the WFOE would have to assert control rights through the powers of attorney and other VIE agreements, which would require legal action through the PRC judicial system.  While we believe the VIE agreements are legally enforceable in the PRC, there is a risk that enforcement of these agreements may involve more extensive procedures and costs to enforce, in comparison to direct equity ownership of the VIE entity.  We believe based on the advice of local counsel that the VIE agreements are valid and in compliance with PRC laws presently in effect.  Notwithstanding the foregoing, if the applicable PRC laws were to change or are interpreted by authorities in the future in a manner which challenges or renders the VIE agreements ineffective, the WFOE’s ability to control and obtain all benefits (economic or otherwise) of ownership of the VIE could be impaired or eliminated.   In the event of such future changes or new interpretations of PRC law, in an effort to substantially preserve our rights we may have to either amend our VIE agreements or enter into alternative arrangements which comply with PRC laws as interpreted and then in effect.

For further discussion of risks associated with the above, please see the section below titled “Risks Related to Our Structure” beginning on page 34.

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

We have a long term joint venture with an affiliate of California Stem Cell Inc. (CSC). Under our joint venture arrangement we are collaborating with CSC to develop and market Cancer (TC-DC), Motor Neuron Precursor Cells (MNP) and Neuronal Precursor Cells (NP) in greater China and Taiwan. These methodologies enable us to conduct certain clinical trials and commercialization. Our TC-DC therapy utilizes dendritic cells that have been taught the unique "signature" of the patient's cancer, in order to trigger an effective immune response against cancer stem cells, the root cause of cancer metastasis and recurrence. We have a process to develop MNP and NP cells with high purity levels, validated by synapse formation, and have shown functional innervation with human muscle cells. These products enable us to conduct certain clinical trials and pursue commercialization for TC-DC, and explore the development of new therapies for a variety of neurodegenerative diseases.

The four unique lines of TC-DC, adult adipose-derived, umbilical cells, and neural stem cells enable us to create multiple cell formulations in treating specific medical conditions and diseases, as well as applying single cell types in a specific treatment protocol. Management believes that our adult adipose-derived line will become commercially viable and market-ready within a year. Our facilities are certified to meet the international standards NSF/ANSI 49, ISO-14644, ANSI/NCSL Z-540-1 and 10CFR21, as well as Chinese SFDA standards CNAS L0221. In addition to standard protocols, we use proprietary processes and procedures for manufacturing our cell lines, comprised of:

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

We are developing our business in cell therapeutics and capitalizing on the increasing importance and promise that adult stem cells have in regenerative medicine. Our most advanced candidate involves adipose-derived mesenchymal stem cells to treat knee osteoarthritis (KOA). Based on current estimates we expect our biomedicine business to generate revenues primarily from the development of therapies for the treatment of Knee Osteoarthritis within the next two years and Hepatocellular Carcinoma within the next three to five years.

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

CBMG’s Cellular Biomedicine Technology Platforms

In order to expedite fulfillment of patient treatment CBMG has been actively developing technologies and products with a strong IP fortification, including human adipose-derived mesenchymal progenitor cells (haMPC) for Knee Osteoarthritis (KOA) and other indications, and human umbilical cord derived mesenchymal progenitor cells (huMPC) for Systemic Lupus Erythematosus (SLE) and other indications. CBMG has also been actively engaging with world leading scientists and companies, to develop tumor cell specific dendritic cells (TC-DC) therapy for the treatment of Hepatocellular Carcinoma (Liver Cancer).

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

CBMG entered into a services agreement with Renji Hospital in affiliation with Shanghai Jiaotong University on January 28, 2013 to begin a Phase I/II clinical trial using haMPC’s to apply to KOA indications in accordance with Chinese regulatory requirements. Under the clinical trial agreement Renji Hospital is required to obtain and maintain the necessary qualifications for conducting clinical trials, select cases and organize the implementation of the clinical trials and ensure that the clinical trials are in compliance with all relevant laws and regulations.

The objective of this clinical trial is evaluate the efficacy and safety of this therapy, with results primarily measured by the WOMAC score (developed in 1982 by at Western Ontario and McMaster Universities), a set of standardized metrics used by health professionals to evaluate the condition of patients with osteoarthritis. Upon the completion of Phase II of the clinical trial, CBMG in accordance with the terms of the services agreement will retain the intellectual property rights to all confidential information and other information, including but not limited to invention, patent and technical know-how. CMBG expects to use such information and then be free to work with other Class AAA hospitals and apply for MOH approval in the use of haMPC’s in KOA therapy. CBMG intends to offer haMPC therapies through hospitals, subject to obtaining required licenses.

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

Hepatocellular Carcinoma (HCC)

CBMG is in the process of negotiating exclusive rights to market tumor cell-dendritic cell (TC-DC) therapy for late stage HCC in greater China. We are co-developing HCC therapy candidates in collaboration with CSC and its affiliate.

In January 2013, we commenced a Phase I clinical trial with PLA 85 hospital in Shanghai, for HCC therapy. Enrollment of patients is ongoing, and is expected to be completed in the summer of 2013. The treatment period in this trial is six months. The purpose of this trial is to evaluate the safety of an autologous immune cell therapy in primary hepatocellular carcinoma (HCC) patients following resection (surgical tumor removal) and Transarterial Chemo Embolization (TACE) Therapy, a type of localized chemotherapy technique.

Recent scientific findings indicate that tumors contain specialized cells that allow for the generation of new tumors. Named cancer stem cells, these cells are responsible for both tumor metastases and recurrence. The central concept behind CBMG’s technology is to immunize against these cancer stem cells.

A number of our competitors are developing cancer treatment therapies, such as Promethera Biosciences of Belgium, and Beike. However unlike our competitors, the therapies we are researching utilize the liver cancer stem cells as an antigen – these proliferating, self-renewing liver cancer stem cells provide a clean source of tumor antigens, without contamination from extraneous cells. The patient’s immune cells are isolated and trained to recognize, attack and eliminate the cancer cells.

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

Using a proprietary cell production platform, CBMG has the ability to process, prepare and produce cancer stem cells directly from patient tissue. These cells are then purified and irradiated, and combined with specialized immune cells to destroy the cancer stem cells from which tumors arise. This therapy is delivered to the patient in the form of a minimally invasive subcutaneous injection.

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

Other Technologies

Cellular Biomedicine Group has licensed and transferred technology from California Stem Cell to produce clinical-quality motor neuron and neuronal progenitor cells from human embryonic stem cells (hESC’s). These stem cell-derived motor neurons have potential applications in treating amyotrophic lateral sclerosis (Lou Gehrig’s disease), a condition caused by a loss of both spinal and upper motor neurons, and spinal muscular atrophy (SMA), where neurons simply waste away and die. Both of these diseases have no known cure, and are extremely debilitating.

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

The following is a brief list of our patents, patent applications and work in  process:

	China Patents	Patent Cooperation Treaty (PCT)	Patents In- Licensed from U.S.
Work in Process	2	—	—
Patents Filed, Pending	10	3	9
Granted	9	—	—
Total	21	3	9

Generally, our patents cover technology, methods, design and composition of and relating to medical device kits used in collecting autologous cell specimens, cryopreservation of cells, purification, use of stem cells in a range of potential therapies, adipose tissue extraction, cell preservation and transportation, gene detection and quality control.

Joint Venture with California Stem Cell, Inc.

With CSC’s affiliate, CBMG has created a joint venture named China Cell Technology Ltd., a British Virgin Islands corporation (CCT), the purpose of which is to conduct clinical trials with hospitals in China, and develop and market therapies within Greater China.  Presently, activities under the joint venture relate to clinical trials and joint development of therapies based upon the use of motor neuron cells (MNP/NP).   The term of the joint venture runs for an initial term of ten years until September 8, 2021, and automatically renews for successive additional five year terms unless either party notifies the other party that it declines to renew no less than three months prior to the end of the current term.  Under our joint venture arrangement, we are obligated to pay a 2% royalty to CSC for sales derived from CSC in-licensed technology, and 5% of the post-listing net proceeds from the JV’s first public listing in the event that the JV itself conducts an initial public offering.

In the third quarter of 2012 we paid CSC’s affiliate a $1 million milestone payment for an exclusive license to MNP/NP technology within Greater China for the development of treatments and/or use of products in research, clinical trials, distribution, marketing and treatment of diseases and applications including dermatology and wound healing, neurological diseases, ophthalmology, inflammation and cardiovascular disease.  The license runs for an initial term of three years until July 9, 2015, and automatically renews for successive additional two year terms, unless either party notifies the other party that it declines to renew no less than three months prior to the end of the initial term or any renewal term.

In addition to the above, CBMG is collaborating with California Stem Cell Inc. (CSC) to develop cancer immunotherapy treatments based on TC-DC technology, initially for the development of therapies to treat HCC. This technology involves harvesting the patient’s dendritic cells, which are trained to trigger an effective immune response against cancer stem cells derived from the patient’s tumor.

CBMG plans to coordinate with CSC’s study and be ready to contribute investment in services, facilities and equipment, as required. We intend to formalize and clarify each respective party’s rights and responsibilities in the ongoing collaboration with CSC on these cancer programs, in the near future.

Additionally CBMG will seek to collaborate with other potential research partners in the development of other therapy candidates for different applications, or based on different technologies within the same applications.

In addition to support from CSC’s California-based team of scientists and medical professionals, we have built an experienced team capable of refining methodologies and protocols used in clinical applications, which includes R&D and manufacturing experts to maintain quality control and achieve rapid time to market.

Research and Development

Together with the technology underlying our six in-licensed U.S. patents and twenty-four trade secret clinical protocols we have an intellectual property (IP) platform containing what we believe includes the elements necessary to apply for and commercialize our product candidates in China, other than with respect to HCC.  We currently intend to formalize our ongoing collaborative arrangement with CSC and its affiliate with regard to co-development of HCC technology, which may involve our acquisition of additional license rights originating from CSC.  Our intellectual property counsel, Xu & Partners based in Shanghai, has reviewed our intellectual property portfolio and in June 2013 issued an unqualified legal opinion that we have freedom of operation with regard to certain proposed products or therapies.  We believe that to date we have built a well-developed IP platform, and going forward the work ahead involves continuing to narrowly develop application-specific IP.  Although we own substantial intellectual property, our greater focus is on commercialization, marketing and in-licensing.  Accordingly we believe that our R&D budget will be a relatively small component of our overall capital expenditures.

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

Overview of Current Clients and Subsidiaries:

EastBridge Sub provides consulting services through our agreements to the clients set forth below:

Wonder International Education and Investment Group Corporation/Wenda Education

Wonder offers professional and vocational educational programs to assist post junior high and high school students to improve their skills for higher paying jobs. Wonder offers programs mainly in the computer related IT sectors such as network design, hardware technology, computer graphics, CAD, animation, network database and network security. Wonder filed a Form S-1 registration statement with the SEC on December 9, 2009, which was declared effective by the SEC on January 6, 2011. Wonder's PCAOB-registered accounting firm has recently completed its fieldwork for its 2012 audit and we plan to assist Wonder with its 10-K (annual report) filing for 2012. EastBridge Sub assisted Wonder in seeking a listing for its common stock on the OTC markets. Wonder became quoted on the OTCQB and OTCBB markets in July, 2012. EastBridge Sub received 3,400,000 shares of common stock of Wonder International Education & Investment Group Corporation (“Wonder”) as compensation of services provided by EastBridge Sub to Wonder. Among these 3.4 million shares, 899,875 shares of Wonder’s common stock were distributed to all of EastBridge Sub shareholders of record on July 31, 2009 (the “Wonder Dividend Shares”), on a pro rata basis. The Wonder Dividend Shares were registered on a registration statement on Form S-1 (file number 333-163635), as amended, which was initially filed by Wonder with the Commission on December 9, 2009 and declared effective by the Commission on January 6, 2011. The registration statement, as amended, also disclosed the proposed distribution of Wonder Dividend Shares to EastBridge Shareholders. EastBridge Sub obtained approval from FINRA for the distribution of Wonder Dividend Shares on February 23, 2011 and completed the distribution on or about March 31, 2011.

As shareholders of EastBridge Sub on the record date, Mr. Wong received 152,397 Wonder Dividend Shares and Mr. Klein received 26,398 Wonder Dividend Shares as part of the aforesaid dividend. None of these Wonder Dividend Shares have been sold by either Mr. Wong or Mr. Klein. Another 113,478 shares were distributed to service providers and investors as of December 31, 2012 presented in the table below.

Securities Transferred	Transferee	Value (consideration received)	Description
23,750 Tsingda common stock	Shareholder (Ong)	$38,000
Tsingda common stock held by the Company, transferred to a shareholder in a privately negotiated transaction in exchange for cash.  This transaction occurred before quoted prices were available, and accordingly the securities were valued based upon the consideration received.

3,125 Tsingda common stock	Shareholder (Graves)	$5,000
Tsingda common stock held by the Company, transferred to a shareholder in a privately negotiated transaction in exchange for cash. This transaction occurred before quoted prices were available, and accordingly the securities were valued based upon the consideration received.

23,050 Tsingda common stock	Attorney (Luciano)	$57,500	A privately negotiated transfer of shares of Tsingda common stock in lieu of a payment of an outstanding liability with Daniel Luciano, a SEC attorney.
63,553 Tsingda common stock	Auditor (Jeffery & Associates)	$213,000	A privately negotiated transfer of shares of Tsingda common stock in lieu of a payment of an outstanding liability with Jeffrey & Associates.

EastBridge Sub continues to assist Wonder with its investor relations advisor work to increase awareness of Wonder in the U.S. investment community.

Tsingda Education Company

Tsingda provides tutoring and education services to elementary, junior high and high school students in China. We consulted with Tsingda in connection with its audit, its merger into a Cayman Island shell, a private placement capital raise of $9.6 million, and the legal process for its registration with the SEC and we are currently assisting Tsingda with its proposed public capital raise and listing on AMEX. Tsingda’s initial registration statement on Form S-1 and its secondary registration statement for its PIPE investors were declared effective on March 4, 2011. Tsingda’s PCAOB auditor has completed its 2010 audit and Tsingda has filed its first 10-K annual report. Tsingda used Maxim Group LLC, a New York based investment banker, for its private placement during the fall of 2010. EastBridge Sub introduced Tsingda to Maxim and assisted Tsingda with preparing for the capital raise process. EastBridge Sub received 2,079,740 ordinary shares of Tsingda as compensation of services provided by EastBridge Sub to Tsingda. Among these 2,079,740 shares, 300,018 shares of Tsingda’s ordinary shares were distributed to all of EastBridge Sub shareholders of record on March 15, 2010 (the “Tsingda Dividend Shares”), on a pro rata basis. The Tsingda Dividend Shares were registered on a registration statement on Form S-1 (file number 333-170885), as amended, which was initially filed by Tsingda with the Commission on November 30, 2010 and declared effective by the Commission on March 4, 2011. The registration statement, as amended, also disclosed the proposed distribution of Tsingda Dividend Shares to EastBridge Sub Shareholders. EastBridge Sub obtained approval from FINRA for the distribution of Tsinda Dividend Shares on August 17, 2011 and completed the distribution on or about September 30, 2011. As shareholders of EastBridge on the record date, Mr. Wong received 106,275 Tsingda Dividend Shares and Mr. Klein received 22,327 Tsingda Dividend Shares as part of the aforesaid dividend. Messrs. Wong and Klein, sold all of these Tsingda shares to MA Platform Inc., the largest shareholder of Tsingda on December 17, 2012 through a privately negotiated and consummated transaction not involving a sale in the public markets and not involving a public solicitation (as described below). The shares were sold for $2.30 per share.

On December 14, 2011, we entered into a Stock Purchase Agreement with An Lingyan, an individual residing in the People’s Republic of China. Pursuant to the Agreement, the Company sold 500,000 ordinary shares of Tsingda to An Lingyan in exchange for a cash payment of $600,000.

On December 17, 2012 we entered into a Stock Purchase Agreement with Zhang, Hui and MA Platform, Inc. Pursuant to the Agreement, the Company sold the remaining 1,189,994 ordinary shares of Tsingda the Company held along with an additional 234,135 ordinary shares of Tsingda held by shareholders of the Company, to Zhang, Hui and MA Platform, Inc. in exchange for a cash payment of $3,275,497, of which $2,736,986 will be retained by EastBridge Sub. This transaction completes our engagement with Tsingda.

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

Alpha Lujo, Inc.

Alpha Lujo, Inc. is listed on the Over the Counter Bulletin Board (OTCBB – “ALEV”). We assisted Alpha Lujo’s management with the purchase of its initial “shell” company, called E-Global Marketing, which was listed on the OTCBB. EastBridge Sub also assisted in the eventual name change of the company to Alpha Lujo, Inc. and we are assisting them with a merger of an Australian company in the electric vehicle business. For our services, we received 2,142,350 shares of Alpha Lujo common stock in December 2010. Norm Klein is currently a director of Alpha Lujo.

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

Directorships and Other Relationships with Clients

Norm Klein is currently a Director of Alpha Lujo, Inc. (“Alpha Lujo”) and was a Director of Tsingda eEDU Corp. (“Tsingda”), having resigned from such position on December 19, 2012.  EastBridge Sub is unaware of any sales of shares of our client’s stock that it owns, to any officers of EastBridge Sub’s clients.  Keith Wong and Norm Klein, both officers and directors of EastBridge Sub, have received shares of its client’s stock (Wonder International and Tsingda) as a dividend on a pro rata basis contemporaneously with all other shareholders.  Tony Tam, a past employee of EastBridge Sub’s consulting business also received dividend shares in both Wonder International and Tsingda, and had a prior business relationship with these clients.  Chris Klein, a contractor currently working with EastBridge Sub’s consulting business, received dividend shares in both Wonder International and Tsingda, and has had a prior business relationship with these clients.  Except as stated above, we are not aware of any other relationships between our stockholders and our clients.

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

We may be unable able to obtain or maintain patent protection for our products and product candidates, which could have a material adverse effect on our business.

Our commercial success will depend, in part, on obtaining and maintaining patent protection for new technologies, product candidates, products and processes and successfully defending such patents against third party challenges. To that end, we file patent applications, and have been issued patents, that are intended to cover certain methods and uses relating to stem cells including our four cellular technology platforms (haMPC, huMPC, TC-DC and MNP/NP).

The patent positions of biotechnology companies can be highly uncertain and involve complex legal, scientific and factual questions and recent court decisions have introduced significant uncertainty regarding the strength of patents in the industry. Moreover, the legal systems of some countries do not favor the aggressive enforcement of patents and may not protect our intellectual property rights to the same extent as they would, for instance, under the laws of the United States. Any of the issued patents we own or license may be challenged by third parties and held to be invalid, unenforceable or with a narrower or different scope of coverage that what we currently believe, effectively reducing or eliminating protection we believed we had against competitors with similar products or technologies. If we ultimately engage in and lose any such patent disputes, we could be subject to competition and/or significant liabilities, we could be required to enter into third party licenses or we could be required to cease using the disputed technology or product. In addition, even if such licenses are available, the terms of any license requested by a third party could be unacceptable to us.

The claims of any current or future patents that may issue or be licensed to us may not contain claims that are sufficiently broad to prevent others from utilizing the covered technologies and thus may provide us with little commercial protection against competing products. Consequently, our competitors may independently develop competing products that do not infringe our patents or other intellectual property. To the extent a competitor can develop similar products using a different chemistry, our patents and patent applications may not prevent others from directly competing with us. Product development and approval timelines for certain products and therapies in our industry can require a significant amount of time (i.e. many years). As such, it is possible that any patents that may cover an approved product or therapy may have expired at the time of commercialization or only have a short remaining period of exclusivity, thereby reducing the commercial advantages of the patent. In such case, we would then rely solely on other forms of exclusivity which may provide less protection to our competitive position.

Litigation relating to intellectual property is expensive, time consuming and uncertain, and we may be unsuccessful in our efforts to protect against infringement by third parties or defend ourselves against claims of infringement.

To protect our intellectual property, we may initiate litigation or other proceedings. In general, intellectual property litigation is costly, time-consuming, diverts the attention of management and technical personnel and could result in substantial uncertainty regarding our future viability, even if we ultimately prevail.  Some of our competitors may be able to sustain the costs of such litigation or other proceedings more effectively than can we because of their substantially greater financial resources. The loss or narrowing of our intellectual property protection, the inability to secure or enforce our intellectual property rights or a finding that we have infringed the intellectual property rights of a third party could limit our ability to develop or market our products and services in the future or adversely affect our revenues. Furthermore, any public announcements related to such litigation or regulatory proceedings could adversely affect the price of our common stock. Third parties may allege that the research, development and commercialization activities we conduct infringe patents or other proprietary rights owned by such parties. This may turn out to be the case even though we have conducted a search and analysis of third-party patent rights and have determined that certain aspects of our research and development and proposed products activities apparently do not infringe on any third-party Chinese patent rights. If we are found to have infringed the patents of a third party, we may be required to pay substantial damages; we also may be required to seek from such party a license, which may not be available on acceptable terms, if at all, to continue our activities. A judicial finding or infringement or the failure to obtain necessary licenses could prevent us from commercializing our products, which would have a material adverse effect on our business, operating results and financial condition.

If we are unable to maintain our licenses, patents or other intellectual property we could lose important protections that are material to continuing our operations and our future prospects.

To obtain and maintain patent protection and licensing rights that are required in order for us to conduct and pursue our business plans, we must, among other things, ensure the timely payment of all applicable filing and maintenance fees, pay applicable license fees to our licensor(s), renew the term of certain licenses which are not perpetual, or expand the scope of the intellectual property under our license agreements.  In order to renew the term of any license or expand its scope, we may be required to pay additional licensing fees to our licensor(s).  Any failure to take the above actions or make payments which we are obligated to make, could result in the loss of some or all of our rights to proprietary technology or the inability to secure or enforce intellectual property protection.  Additionally, our license agreements require us to meet certain diligence obligations in the development of the licensed products. Our failure to meet these diligence obligations could result in the loss of some or all of our rights, which could materially and adversely affect our business and future prospects.

If we are unable to protect the confidentiality of trade secrets, our competitive position could be impaired.

A significant amount of our technology, particularly with respect to our proprietary manufacturing processes, is unpatented and is held in the form of trade secrets.  We expend significant efforts to protect these trade secrets, including the use of confidentiality and proprietary information agreement, and knowledge segmentation among our staff. Even so, improper use or disclosure of our confidential information could occur and in such cases adequate remedies may not exist. The inadvertent disclosure of our trade secrets could impair our competitive position.

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

While we believe the PRC government is highly supportive of stem cell research and related potential advances in medical treatment, presently a moratorium is in effect in China (that we believe is temporary) which prevents any company from actually marketing and implementing cell therapies, while the central government considers and constructs a new set of rules and determines lines of authority among government agencies to regulate this new industry. We note however, that the moratorium appears to apply to cell therapeutics, and not immunotherapy, which may not necessarily affect the development of our HCC liver cancer therapy candidate. We also note that the moratorium bars marketing and implementation of products, treatments and therapies, but does not prevent the advancement of research, studies or development of potential products, treatments or therapies. Accordingly, we interpret the moratorium as a bar on marketing and use, but not a prohibition on conducting clinical trials, although we believe the practical effect of the moratorium has been to temporarily slow or halt applications for new clinical trials based on stem cell technology. The central government has declared stem cell technology to be a part of China’s national long-term scientific and technological development plan from 2006 to 2020. The government has also announced its intention to release new laws to regulate our industry, which are soon anticipated to be codified into law. Although we believe there is a high probability that laws adopted and codified in the PRC will ultimately be supportive of our development plans and consistent with the government’s prior policy pronouncements, there can be no assurance that these laws, once released and when applied, will be favorable to our interests. If the government fails to enact laws and lift the moratorium in the expected time frame, or if its laws when released and enacted are burdensome to our development, our plans could be delayed or thwarted, and our business would be materially and adversely affected. In March 2013, the PRC central government released proposed regulations of the Ministry of Health and the SFDA relating to the conduct of cell therapy pre-clinical and clinical trials in China. While management believes this is an indication that final rules may soon be adopted, we cannot provide any assurances as to the likely content of the final rules nor when they will become effective.

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

Laws and the regulatory infrastructure governing the stem cell industry in China are relatively new and less established in comparison to the U.S. and other countries; accordingly regulation may be less stable and predictable than desired, and regulatory changes may disrupt our commercialization process.

Regulation of the medical field in China including pharmaceuticals, medical technologies, and medical practice, is relatively new and less established compared to the U.S. and in many other countries. In addition the practice of and research relating to cell therapeutics has emerged in China very recently, and the government has not yet decided how the industry shall be regulated. Accordingly we expect that the regulatory environment in China will be comparatively less predictable, and if the government changes any of its policies relating to our industry, or changes in the manner in which rules are applied or interpreted, our commercialization process may be disrupted or delayed, which would adversely affect our results and prospects.

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

As the cell therapy industry is at an early stage of development in China, new laws and regulations may be adopted in the future to address new issues that arise from time to time. As a result, substantial uncertainties exist regarding the interpretation and implementation of current and any future PRC laws and regulations applicable to the cell therapy industry. There is no way to predict the content or scope of future Chinese regulation. There can be no assurance that the PRC government authorities will not issue new laws or regulations that impose conditions or requirements with which we cannot comply. Noncompliance could materially and adversely affect our business, results of operations and financial condition.  On December 16, 2011, China’s Ministry of Health announced its intention to more tightly regulate clinical trials and cell therapeutic treatments in the PRC.  The Ministry of Health ordered an immediate halt to “unapproved stem cell clinical trials and applications,” and put applications for new stem cell trials on hold until July 1, 2012, and the lifting of this moratorium has been delayed. For those clinical trials for stem cell products already approved by the SFDA, the Clinical Trial Approval Instructions and the Good Clinical Practice, or GCP, shall be strictly followed, with unwarranted changes to the approved clinical trial protocol and profit seeking activities strictly forbidden. As of the date of this current report, the foregoing moratorium has not been lifted.

China’s State Food and Drug Administration’s regulations may limit our ability to develop, license, manufacture and market our products, therapies and/or services.

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

The labor contract law and its implementation regulations may increase our operating expenses and may materially and adversely affect our business, financial condition and results of operations.

As the PRC Labor Contract Law, or Labor Contract Law, and the Implementation Regulation for the PRC Labor Contract Law, or Implementation Regulation, have been enforced for only a relatively short period of time, substantial uncertainty remains as to its potential impact on our business, financial condition and results of operations. The implementation of the Labor Contract Law and the Implementation Regulation may increase our operating expenses, in particular our human resources costs and our administrative expenses. In addition, as the interpretation and implementation of these regulations are still evolving, we cannot assure you that our employment practices will at all times be deemed to be in full compliance with the law. In the event that we decide to significantly modify our employment or labor policy or practice, or reduce the number of our sales professionals, the labor contract law may limit our ability to effectuate the modifications or changes in the manner that we believe to be most cost-efficient or otherwise desirable, which could materially and adversely affect our business, financial condition and results of operations. If we are subject to severe penalties or incur significant liabilities in connection with labor disputes or investigations, our business and results of operations may be adversely affected.  In the event that we decide to significantly modify our employment or labor policy or practice, or reduce our professional staff, the labor contract law may limit our ability to effectuate the modifications or changes in the manner that we believe to be most cost-efficient or otherwise desirable, which could materially and adversely affect our business, financial condition and results of operations.

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

For our consulting services business, our office is located at 8040 E. Morgan Trail, Unit 18, Scottsdale, AZ 85258. We lease these facilities, consisting of approximately 750 square feet, for $776 per month. In 2012, EastBridge signed a two year lease expiring in July 2014.

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

The following table sets forth for the periods indicated the high and low bid quotations for the Company's common stock. These quotations represent inter-dealer quotations, without adjustment for retail markup, markdown or commission and may not represent actual transactions.

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

Statement of Operations Data	December 31,
	2012	2011
Revenues	$9,368,771	$35,500
Operating and Other Expenses	(11,316)	(801,915)

Net Income (Loss)	$9,357,455	$(766,414)

Balance Sheet Data:
	December 31,
	2012	2011
Current Assets	$3,454,173	$602,747
Total Assets	5,293,656	1,545,230
Current Liabilities	2,383,918	1,970,886
Non Current Liabilities	110,930	––
Total Liabilities	2,494,848	1,970,886
Working Capital (Deficit)	1,070,255	(1,368,139)
Shareholders' Equity (Deficit)	$2,798,808	$(425,656)

Fiscal Year Ended December 31, 2012, Compared to Fiscal Year Ended December 31, 2011

Results of Operations

Revenues

Year Ended December 31,	Revenues	Change from Prior Year	Percent Change from Prior Year
2012	$9,368,771	$9,333,271	26,291%
2011	$35,500

Revenue for the period ended December 31, 2012

The following table sets forth a breakdown of the pre-merger revenue of the Company during fiscal 2012 (excluding revenue from the biomedicine business):

Revenue Source	Revenue
Consulting Services
Cash fees	$168,771
Non-cash fees	$8,500,000
Other miscellaneous	$700,000
Total	$9,368,771

Under cash fees, $168,771 represents fees received in cash in previous periods from clients (JKZ, Alpha Green and Huang Wei) per the listing agreements, and recorded as revenue in 2012 as the listing agreements were performed or discontinued by the client (thereby making the fees under the agreement non-refundable).

Under Non-cash fees, $8,500,000 represents the recorded value of 3.4 million shares of a client, Wonder International Education and Investment Group Corp. (“Wonder International”), which became publicly traded in 2012.  These shares were valued at an opening market price of $2.50 per share.

Other miscellaneous revenue of $700,000 represents revenue received in the fourth quarter of 2012, as part of the merger consideration for the merger between EastBridge Investment Group Corp. and Cellular Biomedicine Group Ltd. (BVI) completed in February 2013.

General and Administrative Expenses

	General & Administrative Expenses	Change from Prior Year	Percent Change from Prior Year
2012	$1,275,570	$55,688	5%
2011	$1,219,882

	2012	2011	Difference
Payroll	$724,304	$528,651	$195,653
Professional Fees	502,525	603,600	(101,075)
Rent Expense	48,741	87,631	(38,890)
Total	$1,275,570	$1,219,882	$55,688

General and administrative expenses increased in fiscal 2012 as compared to fiscal 2011 due to the following:

●
The change in payroll expense was primarily attributable to an increase in payroll tax expense as the Company accrued amounts relating to federal tax, and incurred increased payroll expense as the Company hired additional staff.

●
The change in professional fees was primarily attributed to increases in professional fees related to EastBridge Sub’s listing agreements with its consulting clients, offset by a decrease in professional fees paid to third-party advisers.

●	The change in rent expense was primarily attributable to a reduced monthly lease payment based on a month to month rental continuation.

Sales and Marketing Expenses

Year Ended December 31,	Sales & Marketing Expenses	Change from Prior Year	Percent Change from Prior Year

2012	$94,435	$(8,044)	(8)%
2011	$102,479

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

Other income (expense) increased in fiscal 2012 as compared to fiscal 2011 due to the following:

●
The Company entered into a Securities Purchase Agreement (“SPA”) with Tsingda, to sell the remaining 1,189,994 shares of Tsingda that the Company had received in prior years, per the listing agreement, to MA Platorm, Inc., the largest shareholder of the issuer. These shares were originally valued at approximately $0.71 per share when received, and were valued at $2.30 per share when sold under the SPA. The transaction resulted in a recognized gain from the sale of an equity stake in Tsingda of approximately $1,891,900.

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

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Keith Wong	2012	240,000	30,188	-	-	-	-	-	270,188
	2011	240,000	-	-	-	-	-	-	240,000

Norm Klein	2012	180,000	-	-	-	-	-	-	180,000
	2011	180,000	-	-	-	-	-	-	180,000

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

Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned		Percent of Class
Named Executive Officers and Directors
Wen Tao (Steve) Liu Chief Executive Officer and Chairman of the Board	132,337	(4)	2.46%

Wei (William) Cao President, Chief Operating Officer and Director	127,240	(5)	2.37%

Andrew Chan Chief Financial Officer and Secretary	128,423	(6)	2.39%

Tony Liu Director	294	(7)	*

Jianping Dai Director	1,202		*

Keith Wong (1) Director	492,720	(2)	9.19%

Norm Klein (1) Director	136,153	(2)	2.54%

All Officers and Directors as a Group (7 persons)	1,018,369		18.92%

5% or more Stockholders

Global Health Investment Holdings Ltd.(3)	2,402,299		45.32%

Keith Wong (1)	492,720	(2)	9.19%

* Less than 1%

(1)	The address for this beneficial owner is 8040 E. Morgan Trail, Unit 18, Scottsdale, Arizona 85258.
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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Exhibits

Exhibit Number	Description
2.1	Plan of reorganization and exchange agreement 1
2.2	Agreement and Plan of Merger, dated November 13, 2012 17
2.3	Amendment No. 1 to Agreement and Plan of Merger, dated January 15, 2013 18
2.4	Amendment No. 2 to Agreement and Plan of Merger, dated January 31, 2013 19
2.5	Amendment No. 3 to Agreement and Plan of Merger, dated February 5, 2013 20
3.1	Articles of incorporation of EastBridge Investment Group Corporation 1
3.1.2	Articles of incorporation of EastBridge Investment Group Corporation, as amended 1
3.1.3	Articles of Amendment for Name Change for EastBridge Investment Group Corporation 1
3.1.4	Certificate of Incorporation for EastBridge Investment Group Corporation 16
3.1.5	Certificate of Conversion 16
3.1.6	Certificate of Ownership and Merger to Change Corporate Name 23
3.2	Corporate bylaws for EastBridge Investment Group Corporation 16
4.1	Form of lock-up agreement 1
4.2	2007 Stock Incentive Plan, dated June 14, 2007 3
4.3	2008 Employees and Consultants Stock Option Plan, dated August 20, 2008 8
4.4	2009 Stock Option Plan 10
4.5	2011 Incentive Stock Option Plan 22
4.6	Amended and Restated 2011 Incentive Stock Option Plan, filed herewith.
10.1	Consulting Employment Agreement between EastBridge Investment Group Corporation and Keith Wong dated June 1, 2005 1
10.2	Consulting Employment Agreement between EastBridge Investment Group Corporation and Norm Klein dated June 1, 2005 1
10.3	Translated Listing Agreement signed with Amonics Limited (signed on 11-23-2006) 2
10.4	Translated Listing Agreement signed with Tianjin Hui Hong Heavy Steel Construction Co., Ltd (signed on 12-03-2006) 2
10.5	Translated Listing Agreement signed with NingGuo Shunchang Machinery Co., Ltd (signed on 01-06-2007) 2
10.6	Translated Listing Agreement with Hefe Ginko Real Estate Company, Ltd. (signed on 07-24-2007) 4
10.7	Share Exchange Agreement with AREM Wine Pty, Ltd. (signed on 09-21-2007) 5
10.8	Listing and Consultant Agreement with AREM Wine Pty, Ltd. (signed 09-27-2007) 6
10.9	Translated Listing Agreement with Beijing Zhong Zhe Huang Holding Company, Ltd. (signed on 10-04-2007) 7
10.10	Translated Listing Agreement with Qinhuangdao Huangwei Pharmaceutical Company Limited (signed on 12-29-2007) 12
10.11	Translated US Listing Agreement with Anhui Wenda Educational & Investment Management Corporation (signed on 04-12-2008) 12
10.12	Stock Purchase Agreement with Ji-Bo Pipes & Valves Company, dated September 21, 2008 9
10.13	Stock Purchase Agreement with Aoxing Corporation, dated September 21, 2008 9
10.14	Translated US Listing Agreement with Foshan Jinkuizi Technology Limited Company (signed on 09-22-2008) 12
10.15	Letter Agreement with Alpha Green Energy Limited (signed on 02-18-2009) 12
10.16	Listing Agreement with AREM Pacific Corporation (signed on 04-30-2009) 12
10.17	Change in Terms Agreement between EastBridge Investment Group Corporation and Goldwater Bank, N.A. dated May 6, 2009 12

10.18	Translated Listing Agreement with SuZhou KaiDa Road Pavement Construction Company Limited (signed on 11-03-2009) 12
10.19	Translated Listing Agreement with Long Whole Enterprises, Ltd. (signed on 11-28-2009) 12
10.20	Translated Listing Agreement with Beijing Tsingda Century Education Investment and Consultancy Limited (signed on 12-24-2009) 12
10.21	Translated Listing Agreement with StrayArrow International Limited (dated 4-11-2010) 13
10.22	Translated Listing Agreement with Hangzhou Dwarf Technology Ltd. (dated 9-26-2010) 14
10.23	Bridge Capital Raise Agreement with FIZZA, LLC, dated December 1, 2010 (confidential treatment requested for redacted portions) 15
10.24	Stock Purchase Agreement with An Lingyan, dated December 14, 20112 1
10.25	Form of Listing Agreement, filed herewith.
10.26	Stock Purchase Agreement by and between Eastbridge Investment Group Corp. and Zhang, Hui and MA Platform, Inc. dated as of December 17, 2012, filed herewith.
14.1	Code of Ethics for EastBridge Investment Group Corporation 1
16.1	Letter of Jewett, Schwartz, Wolfe & Associates 11
21.1	Subsidiaries of the Company 12
23.1	Consent of Tarvavan, Askelson & Company, LLP, filed herewith.
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer, filed herewith.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer, filed herewith.
32	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
———————
1.	Incorporated by reference filed with the Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on October 30, 2006 (File No. 000-52282)

2.	Incorporated by reference filed with the Registration Statement on Form 10-SB/A filed with the Securities and Exchange Commission on February 27, 2007 (File No. 000-52282)

3.	Incorporated by reference filed with the Registration Statement on Form S-8 filed with the Securities and Exchange Commission on June 19, 2007 (File No. 333-143878)

4.	Incorporated by reference filed with the Form 8-K filed with the Securities and Exchange Commission on July 20, 2007 (File No. 000-52282)

5.	Incorporated by reference filed with the Form 8-K filed with the Securities and Exchange Commission on September 25, 2007 (File No. 000-52282)

6.	Incorporated by reference filed with the Form 8-K filed with the Securities and Exchange Commission on October 1, 2007 (File No. 000-52282)

7.	Incorporated by reference filed with the Form 8-K filed with the Securities and Exchange Commission on October 9, 2007 (File No. 000-52282)

8.	Incorporated by reference filed with the Registration Statement on Form S-8 filed with the Securities and Exchange Commission on August 22, 2008 (File No. 333-153129)

9.	Incorporated by reference filed with the Form 8-K filed with the Securities and Exchange Commission on October 22, 2008 (File No. 000-52282)

10.	Incorporated by reference filed with the Registration Statement on Form S-8 filed with the Securities and Exchange Commission on April 15, 2009 (File No. 333-158583)

11.	Incorporated by reference filed with the Form 8-K/A filed with the Securities and Exchange Commission on May 18, 2009 (File No. 000-52282)

12.	Incorporated by reference filed with the Form 10-K filed with the Securities and Exchange Commission on April 15, 2010 (File No. 000-52282)

13.	Incorporated by reference filed with the Form 8-K filed with the Securities and Exchange Commission on July 14, 2010 (File No. 000-52282)

14.	Incorporated by reference filed with the Form 8-K filed with the Securities and Exchange Commission on November 12, 2010 (File No. 000-52282

15.	Incorporated by reference filed with the Form 8-K filed with the Securities and Exchange Commission on December 7, 2010 (File No. 000-52282)

16.	Incorporated by reference filed with the Form 8-K filed with the Securities and Exchange Commission on January 25, 2013 (File No. 000-52282)

17.	Incorporated by reference filed with the Form 8-K filed with the Securities and Exchange Commission on November 20, 2012 (File No. 000-52282)

18.	Incorporated by reference filed with the Form 8-K filed with the Securities and Exchange Commission on January 22, 2013 (File No. 000-52282)

19.	Incorporated by reference filed with the Form 8-K filed with the Securities and Exchange Commission on February 4, 2013 (File No. 000-52282)

20.	Incorporated by reference filed with the Form 8-K filed with the Securities and Exchange Commission on February 12, 2013 (File No. 000-52282)

21.	Incorporated by reference filed with the Form 8-K filed with the Securities and Exchange Commission on January 3, 2012 (File No. 000-52282)

22.	Incorporated by reference filed with the Registration Statement on Form S-8 filed with the Securities and Exchange Commission on March 7, 2012 (File No. 333-179974)

23.	Incorporated by reference filed with the Form 8-K filed with the Securities and Exchange Commission on March 8, 2013 (File No. 000-52282)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Registrant	Cellular Biomedicine Group, Inc.

Date: June 18, 2013	By:	/s/ Wen Tao (Steve) Liu
Wen Tao (Steve) Liu
Chairman, Chief Executive Officer (Principal Executive Officer)

Date: June 18, 2013	By:	/s/ Andrew Chan
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
(FORMERLY EASTBRIDGE INVESTMENT GROUP CORP.)
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

CELLULAR BIOMEDICINE GROUP, INC.
(FORMERLY EASTBRIDGE INVESTMENT GROUP CORP.)
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

CELLULAR BIOMEDICINE GROUP, INC.
(FORMERLY EASTBRIDGE INVESTMENT GROUP CORP.)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

	Common Stock		Preferred Stock		Additional			Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Paid in Capital	Income(Loss)	Earnings (Deficit)	Total

Balance at December 31, 2010	1,486,539	$1,487	-	$-	$5,670,754	$-	$(5,613,378)	$58,863

Common stock issued for debt	14,316	14	-	-	100,198	-	-	100,212

Common stock issued to consultants	45,047	45	-	-	417,553	-	-	417,598

Net loss	-	-	-	-	-	-	(766,414)	(766,414)

Stock dividend issued	-	-	-	-	-	-	(213,068)	(213,068)

Unrecognized gain on investments	-	-	-	-	-	(22,847)	-	(22,847)

Balance at December 31, 2011	1,545,902	1,546	-	-	6,188,505	(22,847)	(6,592,860)	(425,656)

Common stock issued for debt	9,101	9	-	-	54,596	-	-	54,605

Common stock issued to consultants	13,917	14	-	-	87,143	-	-	87,157

Net Income	-	-	-	-	-	-	9,357,455	9,357,455

Stock dividend issued	-	-	-	-	-	-	(2,249,688)	(2,249,688)

Unrecognized gain on investments	-	-	-	-	-	(4,025,065)	-	(4,025,065)

Balance at December 31, 2012	1,568,920	$1,569	-	$-	$6,330,244	$(4,047,912)	$514,907	$2,798,808

The accompanying notes are an integral part of these consolidated financial statements.

CELLULAR BIOMEDICINE GROUP, INC.
(FORMERLY EASTBRIDGE INVESTMENT GROUP CORP.)
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

Merger with Cellular Biomedicine Group Ltd.

On November 13, 2012, EastBridge Investment Group Corporation (“EastBridge” or “Parent”) and CBMG Acquisition Limited, a British Virgin Islands company and the Company’s wholly-owned subsidiary (“Merger Sub”) entered into an Agreement and Plan of Merger (“Merger Agreement”) by and among EastBridge, Merger Sub and Cellular Biomedicine Group Ltd., a British Virgin Islands company (“CBMG BVI”), as amended on January 15, 2013, January 31, 2013 and February 6, 2013, pursuant to which the parties agreed that Merger Sub shall merge with and into CBMG BVI, with CBMG BVI as the surviving entity. The transactions under the Merger Agreement as amended are referred to as the “Merger”. The Merger was subject to customary closing conditions, including, among other things, (a) approval by the shareholders of CBMG BVI, (b) resignations of the departing directors and officers of EastBridge, Merger Sub and CBMG BVI, and (c) execution of certain ancillary agreements, including, but not limited to, executive employment agreements with EastBridge, compliance certificates, lock up agreement and opinions of counsel, as referenced in Article VII of the Merger Agreement.

On December 20, 2012 CBMG BVI obtained shareholder approval by holding an extraordinary general meeting of the shareholders, in which holders of a majority of its capital stock approved the merger pursuant to British Virgin Islands law. Since the Merger was structured as a triangular merger in which a wholly owned merger subsidiary of EastBridge merged with CBMG BVI, no shareholder approval on the part of the EastBridge shareholders was required under Delaware law.  We note that although EastBridge issued in excess of 20% of its shares in the merger, since its shares are not listed on a national exchange, no shareholder approval requirement applied to this transaction under any exchange rules.”

While the Merger Agreement was agreed upon on November 13, 2012 by all parties, it was not consummated and effective until February 6, 2013, when all of the requirements of the Merger were satisfied (refer to Note 13 – Subsequent Events for further details of these requirements).

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Accounts Receivable

As of the balance sheet date of December 31, 2012, the Company maintained a policy of not recording accounts receivable from our “listing” operations (i.e. listing agreements with clients). Accordingly, the Company did not have an accounting policy of recognizing an allowance for doubtful accounts. The accounts receivable balance as of December 31, 2012 was the result of the remaining payment due in accordance with the terms and conditions of the SPA. Such payment was received subsequent to the filing of the 10-K on April 4, 2013. This accounting policy was revised soon thereafter relating to the Company’s Consulting segment, adopted for the period ended March 31, 2013 and detailed within the Company’s Quarterly Report on Form 10-Q filed on May 20, 2013.

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

NOTE 3 – FAIR VALUE ACCOUNTING

Assets measured at fair value on a recurring basis as of December 31, 2012 and 2011 are summarized as follows:

	2012
	Fair Value Measurements at Reporting Date Using:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:
Investment Type 1	$1,839,483	$1,839,483	$-	$-
Investment Type 2	-	-
	$1,839,483	$1,839,483	$-	$-

 Investment Type 1

Issuer	Number of Shares	Price Per Share	Source	Total Fair Value
Wonder International	2,300,125	$.76	OTCQB	$1,748,095
Alpha Lujo	1,142,350	$.08	OTCQB	91,388
			Total	$1,839,483

	2011
	Fair Value Measurements at Reporting Date Using:
Assets:	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Investment Type 1	$114,235	$114,235	$-	$-
Investment Type 2	828,249	-	-	828,249
	$942,484	$114,235	$-	$828,249

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

In addition, please see the above discussion of dividend shares received by Mr. Wong and Mr. Klein in the Overview of Clients and Subsidiaries for EastBridge Sub’s consulting services business.

NOTE 7 – EQUITY

Accounting Standard Codification Topic 505 Equity paragraph 505-50-30-6 establishes that share-based payment transactions with nonemployees shall be measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The Company’s policy is to record all stock transactions at the quoted market price on the day of issuance, as the most consistently reliable measurement of the transaction value. These amounts are the differences between the debt or cash that was exchanged for the shares issued.

As of December 31, 2012, EastBridge had 1,568,920 shares of no par common stock issued and outstanding with 300,000,000 shares authorized.

During the year ended December 31, 2012, the Company issued 8,600 shares of common stock to consultants for services rendered. The Company expensed $46,350 in connection with these issuances based on the quoted market prices on the date of issuance.

During the year ended December 31, 2012, the Company issued 9,101 shares of common stock to a shareholder with a value (based on OTCQB Quote) of approximately $54,605 in exchange for a debt with the shareholder of $64,100, resulting in a benefit to the Company.. The Company reduced the debt by $64,100 and recorded interest income of $9,495 in connection with these issuances based on the quoted market price on the date of issuance. This benefit was classified as interest income to be consistent as previous similar transactions that had resulted in additional expense were classified as interest expense. Both interest income and gain on the settlement of debt are listed in the Other Income (Expense) section of the income statement. The Company elected to present consistently with previous filings.

During the year ended December 31, 2012, the Company sold 1,250 shares of common stock, with a value of $11,250 (based on the OTCQB Quote) for cash in the amount of $5,000. The Company expensed an additional $6,250 based on the quoted market prices on the date of issuance. In accordance with ASC 718-10 Stock Compensation the Company expensed the net value of the stock.

During the year ended December 31, 2011, the Company issued 35,333 shares of common stock to consultants for services rendered. The Company expensed $310,741 in connection with these issuances based on the quoted market prices on the date of issuance.

During the year ended December 31, 2011, the Company issued 14,316 shares of common stock to a shareholder with a value (based on OTCQB Quote) of approximately $100,212 in exchange for a debt with the shareholder of $152,900, resulting in a benefit to the Company. The Company reduced the debt by $152,900 and recorded interest income of $52,688 in connection with these issuances based on the quoted market price on the date of issuance. This benefit was classified as interest income to be consistent with previous similar transactions that had resulted in additional expense classified as interest expense. Both interest income and gain on the settlement of debt are listed in the Other Income (Expense) section of the income statement. The Company elected to present consistently with previous filings.

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

Deferred income taxes result from temporary differences in the recognition of income and expenses for the financial reporting purposes and for tax purposes. The tax effect of these temporary differences representing deferred tax asset and liabilities result principally from the following:

	December 31, 2012	December 31, 2011

Net operating loss carryforward	(1,666,265)	3,046,593
Valuation allowance	1,666,265	(3,046,593)

Deferred income tax asset	-	-

The Company has a net operating loss carry forward of approximately $4,294,689 available to offset future taxable income through 2031.

NOTE 9 – DEFERRED REVENUE

The following table represents the balance of deferred revenue that has not yet been recognized under the Company’s revenue recognition policies:

	December 31, 2012	December 31, 2011

Jinkuizi Science & Technology Company	-	(45,000)
Alpha Green Energy Company	-	(112,212)
Kaida Road Construction Company	(73,000)	(73,000)
Huang Wei Pharmaceutical Company	-	(9,559)
AREM Pacific Corporation	(92,985)	(50,485)
Dwarf Technologies	(75,814)	(75,814)
LongWen	(10,035)	(10,035)
Deferred Revenue	$(251,834)	$(376,104)

Per each client listing agreement, the deferred revenue represents the cash payments paid by the client. The Company’s policy is to treat these cash payments as deferred revenue until these amounts are no longer refundable by the Company. No deferred revenue is derived from the receipt of equity in clients.

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

Merger with Cellular Biomedicine Group Ltd.

As part of the Merger (refer to Note 1 - Description of Business) on February 5, 2013, the registrant formed a new Delaware subsidiary named EastBridge Investment Corp. (“EastBridge Sub”). Pursuant to a Contribution Agreement by and between the registrant and EastBridge Sub dated February 5, 2013 (the “Contribution Agreement”), the registrant contributed all assets and liabilities related to its consulting services business, to its newly formed subsidiary, EastBridge Investment Corp., from and after which it continued to conduct the consulting services business and operations of EastBridge at the subsidiary level.

On February 6, 2013 (the “Effective Date”), the Parties executed all documents and filed the Plan of Merger with the registrar of the British Virgin Islands. Upon consummation of the Merger on the Effective Date, CBMG BVI shareholders were issued 3,638,932 shares of common stock, par value $0.001 per share, of EastBridge (the “EastBridge Common Stock”) constituting approximately 70% of the outstanding stock of EastBridge on a fully-diluted basis and the current EastBridge shareholders will retain 30% of the Company on a fully-diluted basis. Specifically, each of CBMG BVI’s ordinary shares (“CBMG Ordinary Shares”) was converted into the right to receive 0.020019 of a share of EastBridge Common Stock.

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