Form 10-K/A
period 2011-12-31
Cellular Biomedicine Group, Inc.
filed 2013-08-14
CIK 1378624

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

Documents Incorporated By Reference –None

 EXPLANATORY NOTE

This Amendment No. 1 (this “Amendment”) on Form 10-K/A amends Item 7, Item 9A, Part IV and the consolidated financial statements of the Annual Report on Form 10-K filed by the registrant with the Securities and Exchange Commission (the “SEC”) on March 30, 2012 (the “Original Filing”). This Amendment is being filed with the SEC to correct an error that was identified in the Company’s previously issued financial statements for the fiscal year ended December 31, 2011. The error was discovered by management during the course of its preparation of the Quarterly Report on Form 10-Q for the three months ended June 30, 2013. None of the financial statement errors imply, nor does the correction thereof constitute, an admission or indication of misconduct.

We note that on November 13, 2012, EastBridge Investment Group Corporation (“EastBridge”) and CBMG Acquisition Limited, a British Virgin Islands company and the Company’s wholly-owned subsidiary entered into an Agreement and Plan of Merger (“Merger Agreement”) by and among EastBridge, Merger Sub and Cellular Biomedicine Group Ltd., a British Virgin Islands company (“CBMG BVI”), as amended, pursuant to which the parties agreed to merge, with CBMG BVI as the surviving entity. On February 6, 2013, the Parties executed all documents and filed the Plan of Merger with the registrar of the British Virgin Islands.

Accordingly, all financial data, information and references made herein are to the pre-merger EastBridge entity and solely reflect the operations of such entity as of December 31, 2011.

Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing.

EASTBRIDGE INVESTMENT GROUP CORPORATION
AMENDMENT NO. 1 TO FORM 10-K ANNUAL REPORT
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

Cautionary Note Regarding Forward-looking Statements and Risk Factors

This 10-K/A, and any Form 10-K, Form 10-Q or Form 8-K of the Company may contain forward-looking statements which reflect the Company's current views with respect to future events and financial performance. The words "believe," "expect," "anticipate," "intends," "estimate," "forecast," "project," and similar expressions identify forward-looking statements. All statements other than statements of historical fact are statements that could be deemed to be forward-looking statements, including the plans, strategies and objectives of management for future operations; proposed new products, services, developments or industry rankings; future economic conditions or performance; belief; and assumptions underlying any of the foregoing. Such "forward-looking statements" are subject to risks and uncertainties set forth from time to time in the Company's SEC reports and include, among others, the Risk Factors set forth in the Original Filing.

The risks included in our 10-K report (as amended) are not exhaustive. This annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other documents filed with the SEC include additional factors which could impact the Company's business and financial performance. Moreover, the Company operates in a rapidly changing and competitive environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors. Further, it is not possible to assess the impact of all risk factors on the Company's business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Readers are cautioned not to place undue reliance on such forward-looking statements as they speak only of the Company's views as of the date the statement was made. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART II

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of certain significant factors that have affected our financial position and operating results during the periods included in the accompanying consolidated financial statements, as well as information relating to the plans of our current management. This report includes forward-looking statements. Generally, the words "believes," "anticipates," "may," "will," "should," "expect," "intend," "estimate," "continue," and similar expressions or the negative thereof or comparable terminology are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, including the matters set forth in this report or other reports or documents we file with the Securities and Exchange Commission from time to time, which could cause actual results or outcomes to differ materially from those projected. Undue reliance should not be placed on these forward-looking statements. We have undertaken and undertake no obligation to update these forward-looking statements.

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes thereto and other financial information contained elsewhere in this Form 10-K, as amended.

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

Restatement of Financial Statements

The financial statements in this amendment include adjustments related to the following for the year ended December 31, 2011:

In 2013 the Company discovered that a stock certificate, representing shares of a client, was received in April 2011 but was not recorded in the financial statements of the Company.  Our financial statements have been restated to properly present and include the transaction, including but not limited to the fair value presentation. For additional detail, see the notes to the financial statements.

The following sets forth corrections made to our financial statements for the year ended December 31, 2011:

EASTBRIDGE INVESTMENT GROUP CORPORATION
CONSOLIDATED BALANCE SHEETS
As of December 31, 2011

	As Originally Reported	Restatement Adjustment	As Restated

Assets
Cash	$602,747	$-	$602,747
Total current assets	602,747	-	602,747

Investments	942,483	100,000	1,042,483
Total assets	$1,545,230	$100,000	$1,645,230

Liabilities and Stockholders' Deficit
Liabilities:
Accounts payable	$189,296	$-	$189,296
Disputed accounts payable	208,350	-	208,350
Accrued expenses	982,003	-	982,003
Line of credit	-	-	-
Deferred revenue	376,104	-	376,104
Advances payable to related party	115,133	-	115,133
Other current liabilities	100,000	-	100,000
Total current liabilities	1,970,886	-	1,970,886

Total liabilities	1,970,886	-	1,970,886

Stockholders' deficit:
Preferred stock series A, no par value, 50,000,000 shares
authorized; none issued and outstanding
as of December 31, 2011 and 2010, respectively	-	-	-

Preferred stock series B, no par value, 50,000,000 shares
authorized; none issued and outstanding
as of December 31, 2011 and 2010, respectively	-	-	-

Common stock, no par value, 300,000,000 shares authorized;
154,590,189 and 148,653,865 issued and outstanding
as of December 31, 2011 and 2010, respectively	6,190,051	-	6,190,051

Accumulated deficit	(6,592,860)	250,000	(6,342,860)
Accumulated other comprehensive loss	(22,847)	(150,000)	(172,847)
Total stockholders' deficit	(425,656)	100,000	(325,656)

Total liabilities and stockholders' deficit	$1,545,230	$100,000	$1,645,230

EASTBRIDGE INVESTMENT GROUP CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS
For the year ended December 31, 2011

	As Originally Reported	Restatement Adjustment	As Restated

Revenues	$35,500	$250,000	$285,500

Cost of services	-	-	-

Gross profit	35,500	250,000	285,500

Operating expenses:
General and administrative	1,219,882	-	1,219,882
Selling and marketing	102,479	-	102,479
Impairment loss on investment	-	-	-
Total operating expenses	1,322,361	-	1,322,361

Operating income (loss)	(1,286,861)	250,000	(1,036,861)
Other income (expense):
Interest expense	(9,871)	-	(9,871)
Gain (loss) on settlement of debt	52,688	-	52,688
Other income (expense):	477,630	-	477,630
Total other (income) expense	520,447	-	520,447

Loss before taxes,	(766,414)	250,000	(516,414)

Income tax provision	-	-	-

Net loss	$(766,414)	$250,000	$(516,414)

Other comprehensive income:
Unrecognized loss on investments	(22,847)	(150,000)	(172,847)
Comprehensive net loss	$(789,261)	$100,000	$(689,261)

Earnings per share:
Basic and diluted:	$(0.01)	$-	$(0.01)

Weighted average common shares outstanding:
Basic and diluted:	152,161,350	-	152,161,350

EASTBRIDGE INVESTMENT GROUP CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the year ended December 31, 2011

	As Originally Reported	Restatement Adjustment	As Restated

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(766,414)	$250,000	$(516,414)
Adjustments to reconcile net loss to net cash
used in operating activities:
Common stock issued for services	417,598	-	417,598
Value of stock received for services	-	(250,000)	(250,000)
Loss on the extinguishment of debt	(52,688)	-	(52,688)
Value of investment stock exchanged for cash and services	435,684	-	435,684
Changes in operating assets and liabilities:
Accounts payables	(108,982)	-	(108,982)
Accrued liabilities	434,435	-	434,435
Deferred revenue	41,233	-	41,233
Other current liabilities	(53,000)	-	(53,000)
Net cash provided by (used in) operating activities	347,866	-	347,866

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of line of credit	(18,750)	-	(18,750)
Advances from affiliate	223,733	-	223,733
Net cash provided by (used in) financing activities	204,983	-	204,983

INCREASE (DECREASE) IN CASH	552,849	-	552,849
CASH, BEGINNING OF PERIOD	49,898	-	49,898
CASH, END OF PERIOD	$602,747	$-	$602,747

SUPPLEMENTAL CASH FLOW INFORMATION

Interest paid	$6,532	$-	$6,532
Taxes paid	$-	$-	$-
Issuance of company stock for accrued liabilities	$7,071	$-	$7,071
Debt extinguished with issuance of company stock	$152,900	$-	$152,900

Statement of Operations Data
	December 31,
	2011	2010
	(restated)
Revenues	$285,500	$1,741,682
Operating and Other Expenses	(801,914)	(1,916,636)

Net Loss	$(516,414)	$(174,954)

Balance Sheet Data:
	December 31,
	2011	2010
	(restated)
Current Assets	$602,747	$49,898
Total Assets	1,645,230	1,663,980
Current Liabilities	1,970,886	1,605,117
Non Current Liabilities	-	-
Total Liabilities	1,970,886	1,605,117
Working Capital (Deficit)	(1,368,139)	(1,555,219)
Shareholders'Equity (Deficit)	$(325,656)	$58,863

Fiscal Year Ended December 31, 2011, Compared to Fiscal Year Ended December 31, 2010

Results of Operations

Revenues

Year Ended December 31,	Revenues	Change from Prior Year	Percent Change from Prior Year

2011 (restated)	$285,500	$(1,456,182)	(83.6)%
2010	$1,741,682

The Company received shares of a client in exchange for services rendered that resulted in $250,000 in revenue, with the other revenue of $35,500 from cash received for services rendered. Revenues in fiscal 2011 decreased by approximately $1,456,000, due primarily to timing of specific listing agreements. Many of our agreements generally stipulate that the fees paid to us are dependent upon the successful listing of the client on a U.S. stock exchange or other market. The Company recognized revenue in 2010 based on receipt of shares in clients per an agreement that was not dependent on successful listing.

General and Administrative Expenses

Year Ended December 31,	General and Administrative Expenses	Change from Prior Year	Percent Change from Prior Year

2011	$1,219,882	$(108,461)	(8.2)%
2010	$1,328,343

General and administrative expenses decreased in fiscal 2011 as compared to fiscal 2010 due to the following:

●	a decrease in accounting and legal fees of our clients of approximately $101,000 (we agreed to cover these professional fees for our clients under certain of these agreements),

●	a decrease in consulting fees of approximately $122,000 (we agreed to cover non-legal and non-accounting professional fees for our clients under certain of these agreements),

●	an increase in payroll tax expense of $94,000 as the Company has accrued for a potential liability from an IRS review,

●	an increase in rent expense of approximately $7,400, as we entered into an agreement to provide living quarters in Beijing, and

●	an increase of other general and administrative fees of approximately $13,100.

 Sales and Marketing Expenses

Year Ended December 31,	Sales & Marketing Expenses	Change from Prior Year	Percent Change from Prior Year

2011	$102,479	$245	0.2%
2010	$102,234

Sales and marketing expenses increased in fiscal 2011 as compared to fiscal 2010 due to other marketing related expenses of approximately $30,500 offset by decreased travel expenses of approximately $30,300.

Operating Loss

Year Ended December 31,	Operating Loss	Change from Prior Year	Percent Change from Prior Year

2011 (restated)	$(1,036,861)	$(1,347,965)	(433.3)%
2010	$311,104

The decrease in our operating loss for fiscal 2011 as compared to fiscal 2010 is primarily due to changes in revenues, sales and marketing expenses and general and administrative expenses, each of which is described above.

Total Other Income (Expense)

Year Ended December 31,	Total Other Income (Expense)	Change from Prior Year	Percent Change from Prior Year

2011	$(520,447)	$(1,006,506)	(207.1)%
2010	$486,059

Other income (expense) decreased in fiscal 2011 as compared to fiscal 2010 due to the following:

●	an increase in gain from the sale or exchange of investments of approximately $477,600,

●	an increase from the extinguishment of debt of approximately $529,700, and

●	a decrease of interest income of approximately $800.

Income Tax Provision (Benefit)

Year Ended December 31,	Income Tax Provision (Benefit)	Change from Prior Year	Percent Change from Prior Year

2011	$-	$-	0.0%
2010	$-

While we have optimistic plans for our business strategy, we determined that a valuation allowance was necessary given the current and expected near term losses and the uncertainty with respect to our ability to generate sufficient profits from our business model. Accordingly, we established a valuation allowance for all deferred tax assets.

Net Loss

Year Ended December 31,	Net Loss	Change from Prior Year	Percent Change from Prior Year

2011 (restated)	$(516,414)	$(341,459)	195.2%
2010	$(174,954)

Changes in net loss are primarily attributable to changes in operating income, other income (expense) and income tax provision (benefit), each of which is described above.

Comprehensive Net Income (Loss)

Year Ended December 31,	Comprehensive Net Income (Loss)	Change from Prior Year	Percent Change from Prior Year

2011 (restated)	$(689,261)	$(514,307)	294.0%
2010	$(174,954)

Comprehensive net income (loss) increased in fiscal 2011 as compared to fiscal 2010 due to an unrecognized loss on investments of $172,847 as of December 31, 2011, compared to the $0 as of December 31, 2010 combined with the changes in net income.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by or (used in) operating activities is $347,866 and $(90,211) for the years ended December 31, 2011 and 2010 respectively. The increase is mainly attributable to the increase in our payables and decrease in operating expenses combined with the non-cash gain on extinguishment of debt offset by the value of stock received for services.

Our primary source of cash inflows has historically been from listing agreement clients. In 2010 we received an advance payment of shares of a client that is expected to be completed in the first half of 2011. In 2011 we sold some of the shares of a client received in 2010. As of December 31, 2011, no single clients accounted for greater than 10% of accounts receivable as part of the agreements require deposits in advance rather than billing after the fact.

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

We had working capital of $(1,368,139) as of December 31, 2011 compared to $(1,555,219) as of December 31, 2010. Our cash position increased to $602,747 at December 31, 2011 compared to $49,898 at December 31, 2010, as we had an increase in cash flows from operations, together with an increase in cash flows from investing activities.

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

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act, as amended, as a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States and includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and any disposition of our assets;

●
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

●	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting, that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the registrant’s financial reporting. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this evaluation, our management identified the following significant deficiencies:

Significant Deficiencies –

FAILURE TO RECONCILE STOCK CERTIFICATES

Management became aware of an accounting error, whereby the Company failed to record revenue in the form of securities received by the Company as compensation for consulting services performed that it rendered to its client, Alpha Lujo. This recording error resulted from the inadequacy of a controls and procedures relating to the reconciliation of securities represented by stock certificates received as compensation under consulting agreements. Specifically, in the second quarter of 2011, Alpha Lujo issued the Company a stock certificate representing its shares, but the Company inadvertantly failed to register the receipt of these shares, resulting in a significant understatement of revenue in that quarter.

In our efforts to continuously improve our internal controls, management has taken steps to implement the following additional monitoring controls and procedures, as part of our remediation efforts in addressing the significant deficiency noted above:

a.
We have instituted a procedure under which all stock certificates received by the Company shall be photocopied, and a copy provided to internal and external accounting personnel, promptly upon the receipt of the same, and before deposit of the original into a safe deposit box.

b.
We have instituted a procedure in which a quarterly physical inventory of stock certificates held in the safe deposit box is performed. Where stock is held off-site by third parties, a confirmation is provided quarterly from the third party with documentation of the number of shares held in the Company’s name.

c.
We have instituted a policy under which a Company representative corresponds with the transfer agents of portfolio companies in which the Company is a shareholder, to improve communication and further reduce the likelihood of securities being issued to the Company without proper recognition of related revenue.

d.
Our management now maintains a schedule of anticipated intake of securities based upon consulting arrangements made between the Company and its clients, providing management with another means of being forewarned of the issuance of securities to the Company’s name.

LACK OF INDEPENDENT BOARD OF DIRECTORS AND AUDIT COMMITTEE

Management is aware that during 2011 an audit committee composed of independent members along with a qualified audit committee financial expert had not yet been established. Considering the costs associated with procuring and providing the infrastructure to support an independent audit committee and the limited number of transactions, management concluded that the risks associated with the lack of an independent audit committee were not justified. Management will periodically reevaluate this situation.

LACK OF SEGREGATION OF DUTIES

Management is aware that during 2011 there was a lack of segregation of duties at the Company due to the small number of employees dealing with general administrative and financial matters. However, management decided that considering the abilities of the employees then involved and the control procedures in place, the risks associated with such lack of segregation were low and the potential benefits of adding employees to clearly segregate duties did not justify the substantial expenses associated with such increases. Management will periodically reevaluate this situation.

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

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to a permanent exemption of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report. Accordingly, our management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2011 has not been audited by our auditors, Tarvaran & Askelson or any other independent registered accounting firm.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Exhibits

Exhibit Number	Description

2.1	Plan of reorganization and exchange agreement 1
3.1	Articles of incorporation of EastBridge Investment Group Corporation 1
3.1.2	Articles of incorporation of EastBridge Investment Group Corporation, as amended 1
3.2	Corporate bylaws for EastBridge Investment Group Corporation 1
4.1	Form of stock lock-up agreement 1
4.2	2007 Stock Incentive Plan, dated June 14, 2007 3
4.3	2008 Employees and Consultants Stock Option Plan, dated August 20, 2008 8
4.4	2009 Stock Option Plan 10
10.1	Consulting Employment Agreement between EastBridge Investment Group Corporation and Keith Wong dated June 1, 2005 1
10.2	Consulting Employment Agreement between EastBridge Investment Group Corporation and Norm Klein dated June 1, 2005 1
10.3	Translated Listing Agreement signed with Amonics Limited (signed on 11-23-2006) 2
10.4	Translated Listing Agreement signed with Tianjin Hui Hong Heavy Steel Construction Co., Ltd (signed on 12-03-2006) 2
10.5	Translated Listing Agreement signed with NingGuo Shunchang Machinery Co., Ltd (signed on 01-06-2007) 2
10.6	Translated Listing Agreement with Hefe Ginko Real Estate Company, Ltd. (signed on 07-24-2007) 4
10.7	Share Exchange Agreement with AREM Wine Pty, Ltd. (signed on 09-21-2007) 5
10.8	Listing and Consultant Agreement with AREM Wine Pty, Ltd. (signed 09-27-2007) 6
10.9	Translated Listing Agreement with Beijing Zhong Zhe Huang Holding Company, Ltd. (signed on 10-04-2007) 7
10.10	Translated Listing Agreement with Qinhuangdao Huangwei Pharmaceutical Company Limited (signed on 12-29-2007) 12
10.11	Translated US Listing Agreement with Anhui Wenda Educational & Investment Management Corporation (signed on 04-12-2008) 12
10.12	Stock Purchase Agreement with Ji-Bo Pipes & Valves Company, dated September 21, 2008 9
10.13	Stock Purchase Agreement with Aoxing Corporation, dated September 21, 2008 9
10.14	Translated US Listing Agreement with Foshan Jinkuizi Technology Limited Company (signed on 09-22-2008)12
10.15	Letter Agreement with Alpha Green Energy Limited (signed on 02-18-2009)12
10.16	Listing Agreement with AREM Pacific Corporation (signed on 04-30-2009)12
10.17	Change in Terms Agreement between EastBridge Investment Group Corporation and Goldwater Bank, N.A. dated May 6, 2009 12
10.18	Translated Listing Agreement with SuZhou KaiDa Road Pavement Construction Company Limited (signed on 11-03-2009)12
10.19	Translated Listing Agreement with Long Whole Enterprises, Ltd. (signed on 11-28-2009)12
10.20	Translated Listing Agreement with Beijing Tsingda Century Education Investment and Consultancy Limited (signed on 12-24-2009)12
10.21	Translated Listing Agreement with StrayArrow International Limited (dated 4-11-2010)13
10.22	Translated Listing Agreement with Hangzhou Dwarf Technology Ltd. (dated 9-26-2010)14
10.23	Bridge Capital Raise Agreement with FIZZA, LLC, dated December 1, 2010 (confidential treatment requested for redacted portions)15
14.1	Code of Ethics for EastBridge Investment Group Corporation 1
16.1	Letter of Jewett, Schwartz, Wolfe & Associates 11

21.1	Subsidiaries of the Company 12
23.1	Consent of Tarvavan, Askelson & Company, LLP
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer, filed herewith.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer, filed herewith.
32	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
———————
1.	Incorporated by reference filed with the Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on October 30, 2006 (File No. 000-52282)

2.	Incorporated by reference filed with the Registration Statement on Form 10-SB/A filed with the Securities and Exchange Commission on February 27, 2007 (File No. 000-52282)

3.	Incorporated by reference filed with the Registration Statement on Form S-8 filed with the Securities and Exchange Commission on June 19, 2007 (File No. 333-143878)

4.	Incorporated by reference filed with the Form 8-K filed with the Securities and Exchange Commission on July 20, 2007 (File No. 000-52282)

5.	Incorporated by reference filed with the Form 8-K filed with the Securities and Exchange Commission on September 25, 2007 (File No. 000-52282)

6.	Incorporated by reference filed with the Form 8-K filed with the Securities and Exchange Commission on October 1, 2007 (File No. 000-52282)

7.	Incorporated by reference filed with the Form 8-K filed with the Securities and Exchange Commission on October 9, 2007 (File No. 000-52282)

8.	Incorporated by reference filed with the Registration Statement on Form S-8 filed with the Securities and Exchange Commission on August 22, 2008 (File No. 333-153129)

9.	Incorporated by reference filed with the Form 8-K filed with the Securities and Exchange Commission on October 22, 2008 (File No. 000-52282)

10.	Incorporated by reference filed with the Registration Statement on Form S-8 filed with the Securities and Exchange Commission on April 15, 2009 (File No. 333-158583)

11.	Incorporated by reference filed with the Form 8-K/A filed with the Securities and Exchange Commission on May 18, 2009 (File No. 000-52282)

12.	Incorporated by reference filed with the Form 10-K filed with the Securities and Exchange Commission on April 15, 2010 (File No. 000-52282)

13.	Incorporated by reference filed with the Form 8-K filed with the Securities and Exchange Commission on July 14, 2010 (File No. 000-52282)

14.	Incorporated by reference filed with the Form 8-K filed with the Securities and Exchange Commission on November 12, 2010 (File No. 000-52282

15.	Incorporated by reference filed with the Form 8-K filed with the Securities and Exchange Commission on December 7, 2010 (File No. 000-52282)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Cellular Biomedicine Group, Inc.

Date: August 13, 2013	By:	/s/ Wen Tao (Steve) Liu
Wen Tao (Steve) Liu
Chairman, Chief Executive Officer (Principal Executive Officer)

Date: August 13, 2013	By:	/s/ Andrew Chan
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

As discussed in Note 3, the consolidated financial statements for the years ended December 31, 2012 and 2011 have been restated.

/s/ Tarvaran Askelson & Company, LLP

Dana Point, California
March 29, 2013, except for note 3, 4 and 9 as to
which the date is August 13, 2013.

EASTBRIDGE INVESTMENT GROUP CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,
	2011	2010
	(Restated see note 4)

Assets
Cash	$602,747	$49,898
Total current assets	602,747	49,898

Investments	1,042,483	1,614,082
Total assets	$1,645,230	$1,663,980

Liabilities and Stockholders' Deficit
Liabilities:
Accounts payable	$189,296	$298,278
Disputed accounts payable	208,350	213,799
Accrued expenses	982,003	542,119
Line of credit	-	18,750
Deferred revenue	376,104	334,871
Advances payable to related party	115,133	44,300
Other current liabilities	100,000	153,000
Total current liabilities	1,970,886	1,605,117

Total liabilities	1,970,886	1,605,117

Stockholders' deficit:
Preferred stock series A, no par value, 50,000,000 shares
authorized; none issued and outstanding
as of December 31, 2011 and 2010, respectively	-	-

Preferred stock series B, no par value, 50,000,000 shares
authorized; none issued and outstanding
as of December 31, 2011 and 2010, respectively	-	-

Common stock, no par value, 300,000,000 shares authorized;
154,590,189 and 148,653,865 issued and outstanding
as of December 31, 2011 and 2010, respectively	6,190,051	5,672,241

Accumulated deficit	(6,342,860)	(5,613,378)
Accumulated other comprehensive loss	(172,847)	-
Total stockholders' deficit	(325,656)	58,863

Total liabilities and stockholders' deficit	$1,645,230	$1,663,980

The accompanying notes are an integral part of these consolidated financial statements.

EASTBRIDGE INVESTMENT GROUP CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS

	Year ended
	December 31,
	2011	2010
	(Restated see note 4)

Revenues	$285,500	$1,741,682

Cost of services	-	-

Gross profit	285,500	1,741,682

Operating expenses:
General and administrative	1,219,882	1,328,343
Selling and marketing	102,479	102,234
Total operating expenses	1,322,361	1,430,577

Operating income (loss)	(1,036,861)	311,105
Other income (expense):
Interest expense	(9,871)	(486,059)
Gain (loss) on settlement of debt	52,688	-
Other income (expense):	477,630	-
Total other (income) expense	520,447	(486,059)

Loss before taxes,	(516,414)	(174,954)

Income tax provision	-	-

Net loss	$(516,414)	$(174,954)

Other comprehensive income:
Unrecognized loss on investments	(172,847)	-
Comprehensive net loss	$(689,261)	$(174,954)

Earnings per share:
Basic and diluted:	$(0.00)	$(0.00)

Weighted average common shares outstanding:
Basic and diluted:	152,161,350	146,351,388

The accompanying notes are an integral part of these consolidated financial statements.

EASTBRIDGE INVESTMENT GROUP CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

			Preferred Stock				Accumulated Other	Retained
	Common Stock		Preferred A		Preferred B		Comprehensive	Earnings
	Shares	Amount	Shares	Amount	Shares	Amount	Income(Loss)	(Deficit)	Total

Balance at December 31, 2009	140,377,339	$4,560,350	-	$-	-	$-	$-	$(5,438,424)	$(878,074)

Common stock issued to officers	1,244,421	161,775	-	-	-	-	-	-	161,775

Common stock issued for debt	3,100,000	527,000	-	-	-	-	-	-	527,000

Common stock issued to services	3,932,105	423,116	-	-	-	-	-	-	423,116

Net loss	-	-	-	-	-	-	-	(174,954)	(174,954)

Balance at December 31, 2010	148,653,865	5,672,241	-	-	-	-	-	(5,613,378)	58,863

Common stock issued for debt	1,431,600	100,212	-	-	-	-	-	-	100,212

Common stock issued to services	4,504,724	417,598	-	-	-	-	-	-	417,598

Stock dividend issued	-	-	-	-	-	-	-	(213,068)	(213,068)

Unrecognized loss on investments (restated)	-	-	-	-	-	-	(172,847)	-	(172,847)

Net loss (restated)	-	-	-	-	-	-	-	(516,414)	(516,414)

Balance at December 31, 2011	154,590,189	$6,190,051	-	$-	-	$-	$(172,847)	$(6,342,860)	$(325,656)

The accompanying notes are an integral part of these consolidated financial statements.

EASTBRIDGE INVESTMENT GROUP CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2011	2010
	(Restated see note 4)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(516,414)	$(174,954)
Adjustments to reconcile net loss to net cash
used in operating activities:
Common stock issued for services	417,598	584,890
Value of stock received for services	(250,000)	(1,614,082)
Loss on the extinguishment of debt	(52,688)	476,961
Value of investment stock exchanged for cash and services	435,684	-
Changes in operating assets and liabilities:
Advances receivable from related party	-	23,322
Accounts payables	(108,982)	178,291
Accrued liabilities	434,435	250,761
Deferred revenue	41,233	131,600
Other current liabilities	(53,000)	53,000
Net cash provided by (used in) operating activities	347,866	(90,211)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of line of credit	(18,750)	(45,000)
Advances from affiliate	223,733	22,500
Net cash provided by (used in) financing activities	204,983	(22,500)

INCREASE (DECREASE) IN CASH	552,849	(112,711)
CASH, BEGINNING OF PERIOD	49,898	162,609
CASH, END OF PERIOD	$602,747	$49,898

SUPPLEMENTAL CASH FLOW INFORMATION

Interest paid	$6,532	$-
Taxes paid	$-	$9,098
Issuance of company stock for accrued liabilities	$7,071	$-
Debt extinguished with issuance of company stock	$152,900	$75,619

The accompanying notes are an integral part of these consolidated financial statements.

EASTBRIDGE INVESTMENT GROUP CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

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

NOTE 2 – GOING CONCERN

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

Comprehensive Loss

We apply ASC No. 220, Comprehensive Income (ASC 220). ASC 220 establishes standards for the reporting and display of comprehensive income or loss, requiring its components to be reported in a financial statement that is displayed with the same prominence as other financial statements. Our accumulated other comprehensive loss was $172,847 and $0 for the years ended December 31, 2011 and 2010, respectively.

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

NOTE 4 – RESTATEMENT OF FINANCIAL STATEMENTS

These financial statements include adjustments related to the following for the year ended December 31, 2011:

In 2013 the Company discovered that a stock certificate, for 1,000,000 shares of a client, was received April 2011 and put in a secure location without being recorded in the financial statements of the Company. The shares are still in a secured location under the control of the Company and are presented in accordance with Fair Value Accounting, see Note 5.

The following were corrections made to the financial statements for the year ended December 31, 2011:

EASTBRIDGE INVESTMENT GROUP CORPORATION
CONSOLIDATED BALANCE SHEETS
As of December 31, 2011

	As Originally Reported	Restatement Adjustment	As Restated

Assets
Cash	$602,747	$-	$602,747
Total current assets	602,747	-	602,747

Investments	942,483	100,000	1,042,483
Total assets	$1,545,230	$100,000	$1,645,230

Liabilities and Stockholders' Deficit
Liabilities:
Accounts payable	$189,296	$-	$189,296
Disputed accounts payable	208,350	-	208,350
Accrued expenses	982,003	-	982,003
Line of credit	-	-	-
Deferred revenue	376,104	-	376,104
Advances payable to related party	115,133	-	115,133
Other current liabilities	100,000	-	100,000
Total current liabilities	1,970,886	-	1,970,886

Total liabilities	1,970,886	-	1,970,886

Stockholders' deficit:
Preferred stock series A, no par value, 50,000,000 shares
authorized; none issued and outstanding
as of December 31, 2011 and 2010, respectively	-	-	-

Preferred stock series B, no par value, 50,000,000 shares
authorized; none issued and outstanding
as of December 31, 2011 and 2010, respectively	-	-	-

Common stock, no par value, 300,000,000 shares authorized;
154,590,189 and 148,653,865 issued and outstanding
as of December 31, 2011 and 2010, respectively	6,190,051	-	6,190,051

Accumulated deficit	(6,592,860)	250,000	(6,342,860)
Accumulated other comprehensive loss	(22,847)	(150,000)	(172,847)
Total stockholders' deficit	(425,656)	100,000	(325,656)

Total liabilities and stockholders' deficit	$1,545,230	$100,000	$1,645,230

EASTBRIDGE INVESTMENT GROUP CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS
For the year ended December 31, 2011

	As Originally Reported	Restatement Adjustment	As Restated

Revenues	$35,500	$250,000	$285,500

Cost of services	-	-	-

Gross profit	35,500	250,000	285,500

Operating expenses:
General and administrative	1,219,882	-	1,219,882
Selling and marketing	102,479	-	102,479
Impairment loss on investment	-	-	-
Total operating expenses	1,322,361	-	1,322,361

Operating income (loss)	(1,286,861)	250,000	(1,036,861)
Other income (expense):
Interest expense	(9,871)	-	(9,871)
Gain (loss) on settlement of debt	52,688	-	52,688
Other income (expense):	477,630	-	477,630
Total other (income) expense	520,447	-	520,447

Loss before taxes,	(766,414)	250,000	(516,414)

Income tax provision	-	-	-

Net loss	$(766,414)	$250,000	$(516,414)

Other comprehensive income:
Unrecognized loss on investments	(22,847)	(150,000)	(172,847)
Comprehensive net loss	$(789,261)	$100,000	$(689,261)

Earnings per share:
Basic and diluted:	$(0.01)	$0.00	$(0.00)

Weighted average common shares outstanding:
Basic and diluted:	152,161,350	152,161,350	152,161,350

EASTBRIDGE INVESTMENT GROUP CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the year ended December 31, 2011

	As Originally Reported	Restatement Adjustment	As Restated

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(766,414)	$250,000	$(516,414)
Adjustments to reconcile net loss to net cash
used in operating activities:
Common stock issued for services	417,598	-	417,598
Value of stock received for services	-	(250,000)	(250,000)
Loss on the extinguishment of debt	(52,688)	-	(52,688)
Value of investment stock exchanged for cash and services	435,684	-	435,684
Changes in operating assets and liabilities:
Accounts payables	(108,982)	-	(108,982)
Accrued liabilities	434,435	-	434,435
Deferred revenue	41,233	-	41,233
Other current liabilities	(53,000)	-	(53,000)
Net cash provided by (used in) operating activities	347,866	-	347,866

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of line of credit	(18,750)	-	(18,750)
Advances from affiliate	223,733	-	223,733
Net cash provided by (used in) financing activities	204,983	-	204,983

INCREASE (DECREASE) IN CASH	552,849	-	552,849
CASH, BEGINNING OF PERIOD	49,898	-	49,898
CASH, END OF PERIOD	$602,747	$-	$602,747

SUPPLEMENTAL CASH FLOW INFORMATION

Interest paid	$6,532	$-	$6,532
Taxes paid	$-	$-	$-
Issuance of company stock for accrued liabilities	$7,071	$-	$7,071
Debt extinguished with issuance of company stock	$152,900	$-	$152,900

NOTE 5 – FAIR VALUE ACCOUNTING

Assets measured at fair value on a recurring basis as of December 31, 2011 and 2010 are summarized as follows:

	2011
	Fair Value Measurements at Reporting Date Using:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:
Investment Type 1	$214,235	$214,235	$-	$-
Investment Type 2	828,248	-		828,248
	$1,042,483	$214,235	$-	$828,248

 Investment Type 1

Issuer	Number of Shares	Price Per Share	Source	Total Fair Value
Alpha Lujo	2,142,350	$.10	OTCQB	214,235
			Total	$214,235

Investment Type 2

Issuer	Number of Shares	Price Per Share	Source	Total Fair Value
Tsingda Education Company	1,166,244	$.71	Initial Valuation	828,248
			Total	$828,248

	2010
	Fair Value Measurements at Reporting Date Using:
Assets:	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Investment Type 1	$137,082	$137,082	$-	$-
Investment Type 2	1,477,000	-	-	1,477,000
	$1,614,082	$137,082	$-	$1,477,000

Management uses its best judgment in estimating the fair value of the Company’s financial instruments. The estimated fair value amounts for December 31, 2011 and 2010 have been measured as of period end, and have not been reevaluated or updated for purposes of these financial statements subsequent to that date. As such, the estimated fair values of these financial instruments subsequent to the reporting date may be different than the amounts reported at period end.

Financial instruments classified as Level 3 in the fair value hierarchy consist of investments in financial instruments in which the value is based on the net value provided by the Client issuing the instruments. The following table presents a reconciliation of activity for the Level 3 financial instruments:

	Investments
	2011	2010

Beginning balance	$828,248	$-
Purchases/received in exchange for services	-	1,477,000
Net realized and unrealized losses	-	-
Sold and Transferred	(828,248)	(648,752)
Ending balance	$-	$828,248

NOTE 6 – OTHER LIABILITIES

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

NOTE 9 – RELATED PARTY TRANSACTIONS

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

NOTE 10 – EQUITY

Accounting Standard Codification Topic 505 Equity paragraph 505-50-30-6 establishes that share-based payment transactions with nonemployees shall be measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. Accounting Standard Codification Topic 470 Debt paragraph 470-50-40-3, in an early extinguishment of debt through exchange for common or preferred stock, the reacquisition price of the extinguished debt shall be determined by the value of the common or preferred stock issued or the value of the debt—whichever is more clearly evident. The Company’s policy is to record all stock transactions at the quoted market price on the day of issuance, as the most consistently reliable measurement of the transaction value. These amounts are the differences between the debt or cash that was exchanged for the shares issued.

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

During the year ended December 31, 2011, the Company issued 971,429 shares of common stock to the CEO’s spouse per the lease agreement described in Note 8. The Company expensed $106,857 in connection with these issuances based on the quoted market prices on the dates of issuance.

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

NOTE 11 – INCOME TAXES

The provision (benefit) for income taxes from continued operations for the years ended December 31, 2011 and 2010, consist of the following:

	December 31, 2011	December 31, 2010
Current:
Federal	$-	$-
State	-	-

Deferred:
Federal	$175,581	$4,481
State	28,403	725
	203,984	5,206
Change in
valuation allowance	(203,984)	(5,206)
Provision for income taxes, net	$-	$-

The difference between income tax expense computed by applying the federal statutory corporate tax rate and actual income tax expense is as follows:

	December 31, 2011	December 31, 2010
Statutory federal income tax rate	34.00%	34.00%
State income taxes and other	5.50%	5.50%

Effective tax rate	39.50%	39.50%

Deferred income taxes result from temporary differences in the recognition of income and expenses for the financial reporting purposes and for tax purposes. The tax effect of these temporary differences representing deferred tax asset and liabilities result principally from the following:

	December 31, 2011	December 31, 2010
Net operating loss carryforward	2,796,593	2,280,179
Valuation allowance	(2,796,593)	(2,280,179)

Deferred income tax asset	-	-

The Company has a net operating loss carry forward of approximately $5,851,000 available to offset future taxable income through 2031.

NOTE 12 – DEFERRED REVENUE

The following table represents the balance of deferred revenue that has not yet been recognized under the Company’s revenue recognition policies:

	December 31,	December 31,
	2011	2010

Jinkuizi Science & Technology Company	$(45,000)	$(45,000)

Alpha Green Energy Company	(112,212)	(112,212)

Kadia	(73,000)	(73,000)

Huang Wei	(9,559)	(9,559)

Arem Pacific	(50,485)	(50,485)

Dwarf Technologies	(75,814)	(44,615)

Long When	(10,035)	-

Deferred Revenue	$(376,104)	$(334,871)

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