Form 10-K/A
period 2012-12-31
Cellular Biomedicine Group, Inc.
filed 2013-08-14
CIK 1378624

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

———————
FORM 10-K/A
———————
Amendment No. 2

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

Documents Incorporated By Reference –None

 EXPLANATORY NOTE

This Amendment No. 2 (this “Amendment”) on Form 10-K/A amends and restates Amendment No. 1 on Form 10-K/A filed on June 18, 2013, and Form 10-K filed on April 4, 2013, by the registrant with the Securities and Exchange Commission.

CELLULAR BIOMEDICINE GROUP, INC.
FORM 10-K/A ANNUAL REPORT
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012

Cautionary Note Regarding Forward-looking Statements and Risk Factors

This 10-K/A and any Form 10-K, Form 10-Q or Form 8-K of the Company may contain forward-looking statements which reflect the Company's current views with respect to future events and financial performance. The words "believe," "expect," "anticipate," "intends," "estimate," "forecast," "project," and similar expressions identify forward-looking statements. All statements other than statements of historical fact are statements that could be deemed to be forward-looking statements, including plans, strategies and objectives of management for future operations; proposed new products, services, developments or industry rankings; future economic conditions or performance; belief; and assumptions underlying any of the foregoing. Such "forward-looking statements" are subject to risks and uncertainties set forth from time to time in the Company's SEC reports and include, among others, the Risk Factors set forth under Item 1A below.

The risks included herein are not exhaustive. This annual report on Form 10-K/A, quarterly reports on Form 10-Q, current reports on Form 8-K and other documents filed with the SEC include additional factors which could impact the Company's business and financial performance. Moreover, the Company operates in a rapidly changing and competitive environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors. Further, it is not possible to assess the impact of all risk factors on the Company's business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

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

For further discussion of risks associated with the above, please see the section below titled “Risks Related to Our Structure.”

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

Adipose-Derived Stem Cell Therapies

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

Overview of Current Clients and Subsidiaries:

EastBridge Sub provides consulting services through our agreements to the clients set forth below:

Wonder International Education and Investment Group Corporation/Wenda Education

Wonder offers professional and vocational educational programs to assist post junior high and high school students to improve their skills for higher paying jobs. Wonder offers programs mainly in the computer related IT sectors such as network design, hardware technology, computer graphics, CAD, animation, network database and network security. Wonder filed a Form S-1 registration statement with the SEC on December 9, 2009, which was declared effective by the SEC on January 6, 2011. Wonder's PCAOB-registered accounting firm has recently completed its fieldwork for its 2012 audit and we plan to assist Wonder with its 10-K (annual report) filing for 2012. EastBridge Sub assisted Wonder in seeking a listing for its common stock on the OTC markets. Wonder became quoted on the OTCQB and OTCBB markets in July, 2012. EastBridge Sub received 3,412,194 shares of common stock of Wonder International Education & Investment Group Corporation (“Wonder”) as compensation of services provided by EastBridge Sub to Wonder.

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

Dispositions of Client Shares

Wonder International Education and Investment Group Corporation/Wenda Education

Among the 3.4 million shares received by EastBridge Sub as compensation for services, 699,875 shares of Wonder’s common stock were distributed to all of EastBridge Sub shareholders of record on July 31, 2009 (the “Wonder Dividend Shares”), on a pro rata basis, and 200,000 shares were sold to one purchaser in a privately negotiated transaction pursuant to a purchase agreement in 2009. The Wonder Dividend Shares were registered on a registration statement on Form S-1 (file number 333-163635), as amended, which was initially filed by Wonder with the Commission on December 9, 2009 and declared effective by the Commission on January 6, 2011. The registration statement, as amended, also disclosed the proposed distribution of Wonder Dividend Shares to EastBridge Shareholders. EastBridge Sub obtained approval from FINRA for the distribution of Wonder Dividend Shares on February 23, 2011 and completed the distribution on or about March 31, 2011.  As shareholders of EastBridge Sub on the record date, Mr. Wong received 152,397 Wonder Dividend Shares and Mr. Klein received 26,398 Wonder Dividend Shares as part of the aforesaid dividend. None of these Wonder Dividend Shares have been sold by either Mr. Wong or Mr. Klein.

A total of 70,000 shares were distributed to service providers and investors as of December 31, 2012 presented in the table below.

Securities Transferred	Transferee	Value (consideration received)	Description
20,000 Wonder common stock	Investment relations (CSIR)	$50,000	A privately negotiated transfer of shares of Wonder common stock in lieu of a payment of an outstanding liability with CSIR Group LLC, an investment relations company.

50,000 Wonder common stock	Consultant (Cheng)	$69,500	A privately negotiated transfer of shares of Wonder common stock in lieu of a payment of an outstanding liability with Zhenwen Cheng, an independent consultant.

EastBridge Sub continues to assist Wonder with its investor relations advisor work to increase awareness of Wonder in the U.S. investment community.  As of December 31, 2012, the Company had sold 1,600 shares of Wonder on the open market.

Tsingda Education Company

Among the 2,079,740 shares received by EastBridge Sub, 300,018 shares of Tsingda’s ordinary shares were distributed to all of EastBridge Sub shareholders of record on March 15, 2010 (the “Tsingda Dividend Shares”), on a pro rata basis. The Tsingda Dividend Shares were registered on a registration statement on Form S-1 (file number 333-170885), as amended, which was initially filed by Tsingda with the Commission on November 30, 2010 and declared effective by the Commission on March 4, 2011. The registration statement, as amended, also disclosed the proposed distribution of Tsingda Dividend Shares to EastBridge Sub Shareholders. EastBridge Sub obtained approval from FINRA for the distribution of Tsinda Dividend Shares on August 17, 2011 and completed the distribution on or about September 30, 2011. As shareholders of EastBridge on the record date, Mr. Wong received 106,275 Tsingda Dividend Shares and Mr. Klein received 22,327 Tsingda Dividend Shares as part of the aforesaid dividend. Messrs. Wong and Klein, sold all of these Tsingda shares to MA Platform Inc., the largest shareholder of Tsingda on December 17, 2012 through a privately negotiated and consummated transaction not involving a sale in the public markets and not involving a public solicitation (as described below). The shares were sold for $2.30 per share.

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

A total of 113,478 shares were distributed to service providers and investors as of December 31, 2012 presented in the table below.

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

23,050 Tsingda common stock	Attorney (Luciano)	$57,500	A privately negotiated transfer of shares of Tsingda common stock in lieu of a payment of an outstanding liability with Daniel Luciano, a securities compliance attorney.

63,553 Tsingda common stock	Auditor (Jeffery & Associates)	$213,000	A privately negotiated transfer of shares of Tsingda common stock in lieu of a payment of an outstanding liability with Jeffrey & Associates.

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

CBMG obtained the approval from the local authority of Beijing, capital of China, to operate a representative office to serve its Chinese clients. This office is housed in the office tower of Kunlun Hotel and became fully operational in January of 2008. The Company leases these offices for $1,800 per month. The lease was terminated in 2012. In January 2012, the Company entered into a lease for housing accommodations for its former CEO while in Bejing. These facilities are being leased for $2,000 a month, to be paid with restricted stock. The term of this lease is on a month to month basis. Previously this property had been leased on a 2 year term for $4,250 per month that expired in December 2011. The aforesaid properties are in good condition and we believe they will be suitable for our purposes for the next 12 months. There is no affiliation between us and any of our principals or agents and our landlords or any of their principals or agents, with one exception of the housing lease with the former CEO’s spouse.

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

All Equity Compensation Plans

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (#)	Weighted-average exercise price of outstanding options, warrants and rights ($)	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by shareholders	-	-	781,225
Equity compensation plans not approved by shareholders	-	-	-
Total	-	-	781,225

Transfer Agent

The Company’s transfer agent and Registrar for the common stock is Jersey Transfer and Trust Company located in Verona, New Jersey.

Recent Sales of Unregistered Securities

Years Ended	Shares of Common Stock Issued for Cash	Cash Received	Shares of Common Stock for Conversion of Debt	Shares of Common Stock Issued for services	Total Shares Issued
December 31, 2012	1,250	$5,000	9,101	12,668	23,019
December 31, 2011	-	$-	14,316	45,047	59,363
December 31, 2010	-	$-	43,444	39,321	82,765

All unregistered sales and issuances of equity securities for the year ended December 31, 2012 were previously disclosed our Form 8-K and Form 10-Q filings which are hereby incorporated by reference.

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

Restatement of Financial Statements

Our financial statements for the years ended December 31, 2012 and 2011 have been restated in order to correct certain errors which we discovered in 2013.

In the 2012 financial statements the Company incorrectly overstated the number of shares of Wonder International common stock distributed to Company shareholders in its 2012 dividend, by 200,000 shares.  Additionally, in 2012 a total of 70,000 shares of Wonder International common stock were sold and transferred to third parties under stock purchase agreements, which sales were inadvertently omitted from our financial results.

The following corrections have been made to our financial statements for the year ending December 31, 2012:

CELLULAR BIOMEDICINE GROUP, INC.
(FORMERLY EASTBRIDGE INVESTMENT GROUP CORPORATION)
CONSOLIDATED BALANCE SHEETS
As of December 31, 2012

	As Originally Reported	Restatement Adjustment	As Restated

Assets
Cash	$757,457	$(3,179)	$754,278
Accounts Receivable	2,646,716	-	2,646,716
Other assets	50,000	-	50,000
Total current assets	3,454,173	(3,179)	3,450,994

Investments	1,839,483	186,851	2,026,334
Total assets	$5,293,656	$183,672	$5,477,328

Liabilities and Stockholders' Equity

Liabilities:
Accounts payable	$177,161	$(2)	$177,159
Disputed accounts payable	194,711	-	194,711
Accrued expenses	1,153,222	-	1,153,222
Deferred tax liability current	2,511	7,610	10,121
Deferred revenue	251,834	-	251,834
Advances payable to related party	32,635	-	32,635
Other current liabilities	571,844	-	571,844
Total current liabilities	2,383,918	7,608	2,391,526

Deferred tax liability non-current	110,930	(34,386)	76,544
Total liabilities	2,494,848	(26,778)	2,468,070

Stockholders' equity:

Preferred stock, par value $.001, 50,000,000 shares
authorized; none issued and outstanding
as of December 31, 2012 and December 31, 2011, respectively	-	-	-

Common stock, par value $.001, 300,000,000 shares authorized;
1,568,920 and 1,545,902 issued and outstanding
as of December 31, 2012 and December 31, 2011, respectively	1,569	-	1,569
Additional paid in capital	6,330,244	-	6,330,244
Retained earnings (deficit)	514,907	625,083	1,139,990
Accumulated other comprehensive loss	(4,047,912)	(414,633)	(4,462,545)
Total stockholders' equity	2,798,808	210,450	3,009,258
		-
Total liabilities and stockholder's equity	$5,293,656	$183,672	$5,477,328

CELLULAR BIOMEDICINE GROUP, INC.
(FORMERLY EASTBRIDGE INVESTMENT GROUP CORPORATION)
CONSOLIDATED STATEMENT OF OPERATIONS
For the year ended December 31, 2012

	As Originally Reported	Restatement Adjustment	As Restated

Revenues	$9,368,771	$30,485	$9,399,256

Cost of services	-	-	-

Gross profit	9,368,771	30,485	9,399,256

Operating expenses:
General and administrative	1,275,570	74,518	1,350,088
Selling and marketing	94,435	50,000	144,435
Total operating expenses	1,370,005	124,518	1,494,523
Operating income (loss)	7,998,766	(94,033)	7,904,733

Other income (expense)
Interest expense	(58)	-	(58)
Interest income	182	-	182
Gain on extinguishment of debt	6,128	-	6,128
Other income (expense)	1,465,987	(57,660)	1,408,327
Total other income (expense)	1,472,239	(57,660)	1,414,579
Income (loss) before taxes	9,471,005	(151,693)	9,319,312

Income tax benefit (provision)	(113,550)	26,776	(86,774)
Discontinued operations	-	-	-
Net income (loss)	$9,357,455	$(124,917)	$9,232,538
Other comprehensive income (loss):
Unrecognized gain (loss) on investments	(4,047,912)	(414,633)	(4,462,545)
Comprehensive net income (loss)	$5,309,543	$(539,550)	$4,769,993

Earnings per share:
Basic and diluted	$5.99	$(0.08)	$5.91

Weighted average common shares outstanding:
Basic and diluted	1,561,422	-	1,561,422

CELLULAR BIOMEDICINE GROUP, INC.
(FORMERLY EASTBRIDGE INVESTMENT GROUP CORPORATION)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the year ended December 31, 2012

	As Originally Reported	Restatement Adjustment	As Restated

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$9,357,455	$(124,917)	$9,232,538
Adjustments to reconcile net loss to net cash
used in operating activities:
Common stock issued for services	51,350	-	51,350
Deferred tax liability	113,441	(26,776)	86,665
Gain on the extinguishment of debt	(6,128)	-	(6,128)
Value of investment stock received for services	(7,171,753)	148,516	(7,023,237)
Changes in operating assets and liabilities:
Accounts receivables	(2,646,716)	-	(2,646,716)
Other current assets	(50,000)	-	(50,000)
Accounts payables	20,305	(2)	20,303
Accrued liabilities	157,580	-	157,580
Deferred revenue	(124,270)	-	(124,270)
Other current liabilities	471,844	-	471,844
Net cash provided by operating activities	173,108	(3,179)	169,929

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of advances from affiliate	(46,120)	-	(46,120)
Advances from affiliate	27,722	-	27,722
Net cash provided by (used in) financing activities	(18,398)	-	(18,398)

INCREASE IN CASH	154,710	(3,179)	151,531
CASH, BEGINNING OF PERIOD	602,747	-	602,747
CASH, END OF PERIOD	$757,457	$(3,179)	$754,278

SUPPLEMENTAL CASH FLOW INFORMATION

Interest paid	$1,795	$-	$1,795
Non cash transactions
Issuance of company stock for accrued liabilities and advances	$32,440	$-	$32,440
Debt extinguished with issuance of company stock	$64,100	$-	$64,100
Distribution of investment stock as dividend	$2,249,688	$(500,000)	$1,749,688

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

The following sets forth corrections made to our financial statements for the year ended December 31, 2011:

CELLULAR BIOMEDICINE GROUP, INC.
(FORMERLY EASTBRIDGE INVESTMENT GROUP CORPORATION)
CONSOLIDATED BALANCE SHEETS
As of December 31, 2011

	As Originally Reported	Restatement Adjustment	As Restated

Assets
Cash	$602,747	$-	$602,747
Total current assets	602,747	-	602,747

Investments	942,483	100,000	1,042,483
Total assets	$1,545,230	$100,000	$1,645,230

Liabilities and Stockholders' Deficit
Liabilities:
Accounts payable	$189,296	$-	$189,296
Disputed accounts payable	208,350	-	208,350
Accrued expenses	982,003	-	982,003
Line of credit	-	-	-
Deferred revenue	376,104	-	376,104
Advances payable to related party	115,133	-	115,133
Other current liabilities	100,000	-	100,000
Total current liabilities	1,970,886	-	1,970,886

Total liabilities	1,970,886	-	1,970,886

Stockholders' deficit:
Preferred stock series A, no par value, 50,000,000 shares
authorized; none issued and outstanding
as of December 31, 2011 and 2010, respectively	-	-	-

Preferred stock series B, no par value, 50,000,000 shares
authorized; none issued and outstanding
as of December 31, 2011 and 2010, respectively	-	-	-

Common stock, no par value, 300,000,000 shares authorized;
154,590,189 and 148,653,865 issued and outstanding
as of December 31, 2011 and 2010, respectively	1,546	-	1,546
Additional paid in capital	6,188,505	-	6,188,505
Accumulated deficit	(6,592,860)	250,000	(6,342,860)
Accumulated other comprehensive loss	(22,847)	(150,000)	(172,847)
Total stockholders' deficit	(425,656)	100,000	(325,656)

Total liabilities and stockholders' deficit	$1,545,230	$100,000	$1,645,230

CELLULAR BIOMEDICINE GROUP, INC.
(FORMERLY EASTBRIDGE INVESTMENT GROUP CORPORATION)
CONSOLIDATED STATEMENT OF OPERATIONS
For the year ended December 31, 2011

	As Originally Reported	Restatement Adjustment	As Restated

Revenues	$35,500	$250,000	$285,500

Cost of services	-	-	-

Gross profit	35,500	250,000	285,500

Operating expenses:
General and administrative	1,219,882	-	1,219,882
Selling and marketing	102,479	-	102,479
Impairment loss on investment	-	-	-
Total operating expenses	1,322,361	-	1,322,361

Operating income (loss)	(1,286,861)	250,000	(1,036,861)
Other income (expense):
Interest expense	(9,871)	-	(9,871)
Gain (loss) on settlement of debt	52,688	-	52,688
Other income (expense):	477,630	-	477,630
Total other (income) expense	520,447	-	520,447

Loss before taxes,	(766,414)	250,000	(516,414)

Income tax provision	-	-	-

Net loss	$(766,414)	$250,000	$(516,414)

Other comprehensive income:
Unrecognized loss on investments	(22,847)	(150,000)	(172,847)
Comprehensive net loss	$(789,261)	$100,000	$(689,261)

Earnings per share:
Basic and diluted:	$(0.01)	$0.01	$-

Weighted average common shares outstanding:
Basic and diluted:	152,161,350	0	152,161,350

CELLULAR BIOMEDICINE GROUP, INC.
(FORMERLY EASTBRIDGE INVESTMENT GROUP CORPORATION)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the year ended December 31, 2011

	As Originally Reported	Restatement Adjustment	As Restated

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(766,414)	$250,000	$(516,414)
Adjustments to reconcile net loss to net cash
used in operating activities:
Common stock issued for services	417,598	-	417,598
Value of stock received for services	-	(250,000)	(250,000)
Loss on the extinguishment of debt	(52,688)	-	(52,688)
Value of investment stock exchanged for cash and services	435,684	-	435,684
Changes in operating assets and liabilities:
Accounts payables	(108,982)	-	(108,982)
Accrued liabilities	434,435	-	434,435
Deferred revenue	41,233	-	41,233
Other current liabilities	(53,000)	-	(53,000)
Net cash provided by (used in) operating activities	347,866	-	347,866

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of line of credit	(18,750)	-	(18,750)
Advances from affiliate	223,733	-	223,733
Net cash provided by (used in) financing activities	204,983	-	204,983

INCREASE (DECREASE) IN CASH	552,849	-	552,849
CASH, BEGINNING OF PERIOD	49,898	-	49,898
CASH, END OF PERIOD	$602,747	$-	$602,747

SUPPLEMENTAL CASH FLOW INFORMATION

Interest paid	$6,532	$-	$6,532
Taxes paid	$-	$-	$-
Issuance of company stock for accrued liabilities	$7,071	$-	$7,071
Debt extinguished with issuance of company stock	$152,900	$-	$152,900

Statement of Operations Data:	December 31,
	2012	2011
	(restated)	(restated)
Revenues	$9,399,256	$258,500
Operating and Other Expenses	(166,718)	(801,914)

Net Income (Loss)	$9,232,538	$(516,414)

Balance Sheet Data:
	December 31,
	2012	2011
	(restated)	(restated)
Current Assets	$3,450,994	$602,747
Total Assets	5,477,328,	1,645,230
Current Liabilities	2,391,526	1,970,886
Non Current Liabilities
Total Liabilities	2,468,070	1,970,886
Working Capital (deficit)	1,059,468	(1,368,139)
Shareholders’’ Equity (Deficit)	$3,009,258	$(325,656)

Fiscal Year Ended December 31, 2012, Compared to Fiscal Year Ended December 31, 2011

Results of Operations

Revenues

Year Ended December 31,	Revenues	Change from Prior Year	Percent Change from Prior Year
2012 (restated)	$9,399,256	$9,113,756	3,192%
2011 (restated)	$285,500

Revenue for the period ended December 31, 2012

The following table sets forth a breakdown of the pre-merger revenue of the Company during fiscal 2012 (excluding revenue from the biomedicine business):

Revenue Source	Revenue
Consulting Services
Cash fees	$168,771
Non-cash fees	8,530,485
Other miscellaneous	700,000
Total	$9,399,256

Under cash fees, $168,771 represents fees received in cash in previous periods from clients (JKZ, Alpha Green and Huang Wei) per the listing agreements, and recorded as revenue in 2012 as the listing agreements were performed or discontinued by the client (thereby making the fees under the agreement non-refundable).

Under Non-cash fees, $8,530,485 represents the recorded value of the approximately 3.4 million shares of a client, Wonder International Education and Investment Group Corp. (“Wonder International”), which became publicly traded in 2012.  These shares were valued at an opening market price of $2.50 per share.

Other miscellaneous revenue of $700,000 represents revenue received in the fourth quarter of 2012, as part of the merger consideration for the merger between EastBridge Investment Group Corp. and Cellular Biomedicine Group Ltd. (BVI) completed in February 2013.

General and Administrative Expenses

	General & Administrative Expenses	Change from Prior Year	Percent Change from Prior Year
2012 (restated)	$1,350,088	$130,206	11%
2011	$1,219,882

	2012	2011	Difference
Payroll	$724,303	$528,651	$195,652
Professional Fees	577,044	603,600	(26,556)
Rent Expense	48,741	87,631	(38,890)
Total	$1,350,088	$1,219,882	$130,206

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

●	The change in rent expense was primarily attributable to a reduced monthly lease payment based on a month to month rental continuation.

Sales and Marketing Expenses

Year Ended December 31,	Sales & Marketing Expenses	Change from Prior Year	Percent Change from Prior Year

2012 (restated)	$144,435	$41,956	(8)%
2011	$102,479

Sales and marketing expenses increased in fiscal 2012 as compared to fiscal 2011 due to investor relations services  expenses of approximately $37,000, and increased travel expenses of approximately $5,000.

Operating Loss

Year Ended December 31,	Operating Income (Loss)	Change from Prior Year	Percent Change from Prior Year

2012 (restated)	$7,904,733	$8,941,594	(862)%
2011 (restated)	$(1,036,861)

The decrease in our operating loss for fiscal 2012 as compared to fiscal 2011 is primarily due to changes in revenues, sales and marketing expenses and general and administrative expenses, each of which is described above.

Total Other Income (Expense)

Year Ended December 31,	Total Other Income (Expense)	Change from Prior Year	Percent Change from Prior Year

2012 (restated)	$1,414,579	$894,132	172%
2011	$520,447

Other income (expense) increased in fiscal 2012 as compared to fiscal 2011 due to the following:

●
The Company sold 1,189,994 shares of Tsingda that the Company had received in prior years, under a client listing agreement, to MA Platorm, Inc., the largest shareholder of the issuer. These shares were originally valued at approximately $0.71 per share when received, and were valued at $2.30 per share when sold. The transaction resulted in a recognized gain from the sale of an equity stake in Tsingda of approximately $1,891,900.

●	A decrease from the extinguishment of debt of approximately $46,500.

Income Tax Benefit (Provision)

Year Ended December 31,	Income Tax Provision (Benefit)	Change from Prior Year	Percent Change from Prior Year

2012 (restated)	$(86,774)	$(86,774)	0%
2011	$-

While we have optimistic plans for our business strategy, we determined that a valuation allowance was necessary given the current and expected near term losses and the uncertainty with respect to our ability to generate sufficient profits from our business model. Therefore, we established a valuation allowance for all deferred tax assets.

Net Income (Loss)

Year Ended December 31,	Net Income (Loss)	Change from Prior Year	Percent Change from Prior Year

2012 (restated)	$9,232,538	$9,748,952	(1,883)%
2011 (restated)	$(516,414)

Changes in net income (loss) are primarily attributable to changes in operating income and other income (expense), each of which is described above.

Comprehensive Net Income (Loss)

Year Ended December 31,	Comprehensive Net Income (Loss)	Change from Prior Year	Percent Change from Prior Year

2012 (restated)	$4,769,993	$5,459,254	(788)%
2011 (restated)	$(689,261)

Comprehensive net income (loss) increased in fiscal 2012 as compared to fiscal 2011 due to an unrecognized loss on investments of $4,462,545 as of December 31, 2012, compared to the $172,847 as of December 31, 2011 combined with the changes in net income.

LIQUIDITY AND CAPITAL RESOURCES

We had working capital of $1,059,468 as of December 31, 2012 compared to $(1,368,139) as of December 31, 2011. Our cash position increased slightly to $754,278 at December 31, 2012 compared to $602,747 at December 31, 2011, as we had an increase in cash generated from operations, offset by a decrease in cash from financing activities.

Net cash provided by or used in operating, financing and investing activities from continuing operations were as follows (in thousands):

	Year Ended December 31,
	2012	2011
Net cash provided by (used in) operating activities	$169,929	$347,866
Net cash provided by (used in) financing activities	(18,398)	204,983

Net cash provided by or (used in) operating activities was $169,929 and $347,866 for the years ended December 31, 2012 and 2011, respectively. Our primary source of cash inflows has historically been from listing agreement clients. In 2012 we recorded approximately $9.3 million in income, mainly due to our receipt of stock for services we rendered. At December 31, 2012, we had sold a portion of this stock for cash, however, we continued to hold most of the stock, and recorded a negative $7.2 million adjustment in our cash flow statement to account for the fact that a portion of our income was not in the form of cash. In addition, a portion of our income in 2012 was recorded based on an agreement we made with a third party to sell certain stock held by us. However, at December 31, 2012, this transaction had not yet been fully received in cash, and so we recorded an offsetting $2.6 million as accounts receivable. Despite our large increase in net income for 2012 as compared to 2011, our overall cash flow from operating activities did not increase, and in fact decreased slightly from 2011 to 2012, due to the fact that most of the income we received in 2012 was not in the form of cash. As of December 31, 2012, no single customer accounted for greater than 10% of accounts receivable as part of the agreements require deposits in advance rather than billing after the fact. The accounts receivable is related to the sale of stock regarding client shares sold.

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

A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the registrant’s financial reporting. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on this evaluation, our management identified the following significant deficiencies:

Significant Deficiencies –

FAILURE TO RECONCILE STOCK CERTIFICATES

Management became aware of an accounting error in which the Company inadvertently understated retained earnings.  Securities originally distributed to shareholders of the Company in a dividend, were also erroneously counted as securities sold by the Company in a private transaction.  This recording error resulted from the inadequacy of a controls and procedures relating to the reconciliation of securities received and held by the Company on the one hand, and sold, transferred and/or distributed on the other hand.

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

The remaining members of our Board, Wen Tao (Steve) Liu, Wei (William) Cao, Norman Klein, and Keith Wong, are not independent directors.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company paid or accrued the following fees in each of the prior two fiscal years to its principal accountant, Taravan, Askelson & Company, LLP:

	Year ended	Year ended
	December 31,	December 31,
	2012	2011

1. Audit fees	$17,950	$20,320
2. Audit-related fees	-	-
3. Tax fees	-	-
4. All other fees	-	-
Totals	$17,950	$20,320

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Exhibits

Exhibit Number	Description
2.1	Plan of reorganization and exchange agreement (1)
2.2	Agreement and Plan of Merger, dated November 13, 2012 (17)
2.3	Amendment No. 1 to Agreement and Plan of Merger, dated January 15, 2013 (18)
2.4	Amendment No. 2 to Agreement and Plan of Merger, dated January 31, 2013 (19)
2.5	Amendment No. 3 to Agreement and Plan of Merger, dated February 5, 2013 (20)
3.1	Articles of Incorporation of Cellular Biomedicine Group, Inc., filed herewith.
3.2	Corporate bylaws for Cellular Biomedicine Group, Inc., filed herewith.
4.1	Form of lock-up agreement (1)
4.2	2007 Stock Incentive Plan, dated June 14, 2007 (3)
4.3	2008 Employees and Consultants Stock Option Plan, dated August 20, 2008 (8)
4.4	2009 Stock Option Plan (10)
4.5	2011 Incentive Stock Option Plan (22)
4.6	Amended and Restated 2011 Incentive Stock Option Plan (23)
10.1	Consulting Employment Agreement between EastBridge Investment Group Corporation and Keith Wong dated June 1, 2005 (1)
10.2	Consulting Employment Agreement between EastBridge Investment Group Corporation and Norm Klein dated June 1, 2005 (1)
10.3	Listing Agreement signed with Amonics Limited, dated November 23, 2006 (English translation) (2)
10.4	Listing Agreement signed with Tianjin Hui Hong Heavy Steel Construction Co., Ltd, dated December 3, 2006 (English translation) (2)
10.5	Listing Agreement signed with NingGuo Shunchang Machinery Co., Ltd., dated January 6, 2007 (English translation) (2)
10.6	Listing Agreement with Hefe Ginko Real Estate Company, Ltd., dated July 24, 2007 (English translation) (4)
10.7	Share Exchange Agreement with AREM Wine Pty, Ltd., dated September 21, 2007 (5)
10.8	Listing and Consultant Agreement with AREM Wine Pty, Ltd., dated September 27, 2007 (6)
10.9	Listing Agreement with Beijing Zhong Zhe Huang Holding Company, Ltd., dated October 4, 2007 (English translation) (7)
10.10	Listing Agreement with Qinhuangdao Huangwei Pharmaceutical Company Limited, dated December 29, 2007 (English translation) (12)
10.11	US Listing Agreement with Anhui Wenda Educational & Investment Management Corporation, dated April 12, 2008 (English translation) (12)
10.12	Stock Purchase Agreement with Ji-Bo Pipes & Valves Company, dated September 21, 2008 (9)
10.13	Stock Purchase Agreement with Aoxing Corporation, dated September 21, 2008 (9)
10.14	US Listing Agreement with Foshan Jinkuizi Technology Limited Company, dated September 22, 2008 (English translation) (12)
10.15	Letter Agreement with Alpha Green Energy Limited, dated February 18, 2009 (12)
10.16	Listing Agreement with AREM Pacific Corporation, dated April 30, 2009 (12)
10.17	Change in Terms Agreement between EastBridge Investment Group Corporation and Goldwater Bank, N.A. dated May 6, 2009 (12)

Exhibit Number	Description
10.18	Listing Agreement with SuZhou KaiDa Road Pavement Construction Company Limited, dated November 3, 2009 (English translation) (12)
10.19	Listing Agreement with Long Whole Enterprises, Ltd., dated November 28, 2009 (English translation) (12)
10.20	Listing Agreement with Beijing Tsingda Century Education Investment and Consultancy Limited, dated December 24, 2009 (English translation) (12)
10.21	Listing Agreement with StrayArrow International Limited, dated April 11, 2010 (English translation) (13)
10.22	Listing Agreement with Hangzhou Dwarf Technology Ltd., dated September 26, 2010 (English translation) (14)
10.23	Bridge Capital Raise Agreement with FIZZA, LLC, dated December 1, 2010 (confidential treatment requested for redacted portions) (15)
10.24	Stock Purchase Agreement with An Lingyan, dated December 14, 2012 (1)
10.25	Form of Listing Agreement (16)
10.26	Tsingda Stock Purchase Agreement dated as of December 17, 2012 (16)
14.1	Code of Ethics for EastBridge Investment Group Corporation (1)
16.1	Letter of Jewett, Schwartz, Wolfe & Associates (11)
21.1	Subsidiaries of the Company (12)
23.1	Consent of Tarvavan, Askelson & Company, LLP, filed herewith.
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer, filed herewith.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer, filed herewith.
32	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
———————
1.	Incorporated by reference filed with the Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on October 30, 2006 (File No. 000-52282)

2.	Incorporated by reference filed with the Registration Statement on Form 10-SB/A filed with the Securities and Exchange Commission on February 27, 2007 (File No. 000-52282)

3.	Incorporated by reference filed with the Registration Statement on Form S-8 filed with the Securities and Exchange Commission on June 19, 2007 (File No. 333-143878)

4.	Incorporated by reference filed with the Form 8-K filed with the Securities and Exchange Commission on July 20, 2007 (File No. 000-52282)

5.	Incorporated by reference filed with the Form 8-K filed with the Securities and Exchange Commission on September 25, 2007 (File No. 000-52282)

6.	Incorporated by reference filed with the Form 8-K filed with the Securities and Exchange Commission on October 1, 2007 (File No. 000-52282)

7.	Incorporated by reference filed with the Form 8-K filed with the Securities and Exchange Commission on October 9, 2007 (File No. 000-52282)

8.	Incorporated by reference filed with the Registration Statement on Form S-8 filed with the Securities and Exchange Commission on August 22, 2008 (File No. 333-153129)

9.	Incorporated by reference filed with the Form 8-K filed with the Securities and Exchange Commission on October 22, 2008 (File No. 000-52282)

10.	Incorporated by reference filed with the Registration Statement on Form S-8 filed with the Securities and Exchange Commission on April 15, 2009 (File No. 333-158583)

11.	Incorporated by reference filed with the Form 8-K/A filed with the Securities and Exchange Commission on May 18, 2009 (File No. 000-52282)

12.	Incorporated by reference filed with the Form 10-K filed with the Securities and Exchange Commission on April 15, 2010 (File No. 000-52282)

13.	Incorporated by reference filed with the Form 8-K filed with the Securities and Exchange Commission on July 14, 2010 (File No. 000-52282)

14.	Incorporated by reference filed with the Form 8-K filed with the Securities and Exchange Commission on November 12, 2010 (File No. 000-52282

15.	Incorporated by reference filed with the Form 8-K filed with the Securities and Exchange Commission on December 7, 2010 (File No. 000-52282)

16.	Incorporated by reference filed with the Form 10-K/A filed with the Securities and Exchange Commission on June 18, 2013 (File No. 000-52282)

17.	Incorporated by reference filed with the Form 8-K filed with the Securities and Exchange Commission on November 20, 2012 (File No. 000-52282)

18.	Incorporated by reference filed with the Form 8-K filed with the Securities and Exchange Commission on January 22, 2013 (File No. 000-52282)

19.	Incorporated by reference filed with the Form 8-K filed with the Securities and Exchange Commission on February 4, 2013 (File No. 000-52282)

20.	Incorporated by reference filed with the Form 8-K filed with the Securities and Exchange Commission on February 12, 2013 (File No. 000-52282)

21.	Incorporated by reference filed with the Form 8-K filed with the Securities and Exchange Commission on January 3, 2012 (File No. 000-52282)

22.	Incorporated by reference filed with the Registration Statement on Form S-8 filed with the Securities and Exchange Commission on March 7, 2012 (File No. 333-179974)

23.	Incorporated by reference filed with the Form 10-K filed with the Securities and Exchange Commission on April 4, 2013 (File No. 000-52282)

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

/s/ Tarvaran Askelson & Company, LLP

Dana Point, California
March 29, 2013, except for note 3, 4 and 9 as to
which the date is August 13, 2013.

CELLULAR BIOMEDICINE GROUP, INC.
(FORMERLY EASTBRIDGE INVESTMENT GROUP CORPORATION)
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2012	2011
	(Restated see note 3)	(Restated see note 3)
Assets
Cash	$754,278	$602,747
Accounts Receivable	2,646,716	-
Other assets	50,000	-
Total current assets	3,450,994	602,747

Investments	2,026,334	1,042,483
Total assets	$5,477,328	$1,645,230

Liabilities and Stockholders' Equity

Liabilities:
Accounts payable	$177,159	$189,296
Disputed accounts payable	194,711	208,350
Accrued expenses	1,153,222	982,003
Deferred tax liability current	10,121	-
Deferred revenue	251,834	376,104
Advances payable to related party	32,635	115,133
Other current liabilities	571,844	100,000
Total current liabilities	2,391,526	1,970,886

Deferred tax liability non-current	76,544	-
Total liabilities	2,468,070	1,970,886

Stockholders' equity:

Preferred stock, par value $.001, 50,000,000 shares
authorized; none issued and outstanding
as of December 31, 2012 and December 31, 2011, respectively	-	-

Common stock, par value $.001, 300,000,000 shares authorized;
1,568,920 and 1,545,902 issued and outstanding
as of December 31, 2012 and December 31, 2011, respectively	1,569	1,546
Additional paid in capital	6,330,244	6,188,505
Retained earnings (deficit)	1,139,990	(6,342,860)
Accumulated other comprehensive loss	(4,462,545)	(172,847)
Total stockholders' equity	3,009,258	(325,656)

Total liabilities and stockholder's equity	$5,477,328	$1,645,230

The accompanying notes are an integral part of these condensed consolidated financial statements.

CELLULAR BIOMEDICINE GROUP, INC.
(FORMERLY EASTBRIDGE INVESTMENT GROUP CORPORATION)
CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Year ended
	December 31,
	2012	2011
	(Restated see note 3)	(Restated see note 3)

Revenues	$9,399,256	$285,500

Cost of services	-	-

Gross profit	9,399,256	285,500

Operating expenses:
General and administrative	1,350,088	1,219,882
Selling and marketing	144,435	102,479
Total operating expenses	1,494,523	1,322,361
Operating income (loss)	7,904,733	(1,036,861)

Other income (expense)
Interest expense	(58)	(9,871)
Interest income	182	-
Gain on extinguishment of debt	6,128	52,688
Other income (expense)	1,408,327	477,630
Total other income (expense)	1,414,579	520,447
Income (loss) before taxes	9,319,312	(516,414)

Income tax benefit (provision)	(86,774)	-
Net income (loss)	$9,232,538	$(516,414)
Other comprehensive income (loss):
Unrecognized gain (loss) on investments	(4,462,545)	(172,847)
Comprehensive net income (loss)	$4,769,993	$(689,261)

Earnings per share:
Basic and diluted	$5.91	$(0.34)

Weighted average common shares outstanding:
Basic and diluted	1,561,422	1,521,614

The accompanying notes are an integral part of these condensed consolidated financial statements.

CELLULAR BIOMEDICINE GROUP, INC.
(FORMERLY EASTBRIDGE INVESTMENT GROUP CORP.)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

						Accumulated
	Common		Preferred		Additional	Other
	Stock		Stock		Paid in	Comprehensive	Earnings
	Shares	Amount	Shares	Amount	Capital	Income(Loss)	(Deficit)	Total
Balance at December 31, 2010	1,486,539	$1,487	-	$-	$5,670,754	$-	$(5,613,378)	$58,863

Common stock issued for debt	14,316	14	-	-	100,198	-	-	100,212

Common stock issued to consultants	45,047	45	-	-	417,553	-	-	417,598

Net loss (restated)	-	-	-	-	-	-	(516,414)	(516,414)

Stock dividend issued	-	-	-	-	-	-	(213,068)	(213,068)

Unrecognized loss on investments (restated)	-	-	-	-	-	(172,847)	-	(172,847)

Balance at December 31, 2011	1,545,902	1,546	-	-	6,188,505	(172,847)	(6,342,860)	(325,656)

Common stock issued for debt	9,101	9	-	-	54,596	-	-	54,605

Common stock issued to consultants	13,918	14	-	-	87,143	-	-	87,157

Net loss (restated)	-	-	-	-	-	-	9,232,538	9,232,538

Stock dividend issued	-	-	-	-	-	-	(1,749,688)	(1,749,688)

Unrecognized loss on investments (restated)	-	-	-	-	-	(4,289,698)	-	(4,289,698)

Balance at December 31, 2012	1,568,921	$1,569	-	$-	$6,330,244	$(4,462,545)	$1,139,990	$3,009,258

The accompanying notes are an integral part of the financial statements.

CELLULAR BIOMEDICINE GROUP, INC.
(FORMERLY EASTBRIDGE INVESTMENT GROUP CORPORATION)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2012	2011
	(Restated see note 3)	(Restated see note 3)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$9,232,538	$(516,414)
Adjustments to reconcile net loss to net cash
used in operating activities:
Common stock issued for services	51,350	417,598
Deferred tax liability	86,665	-
Gain on the extinguishment of debt	(6,128)	(52,688)
Value of investment stock received for services	(7,023,237)	185,684
Changes in operating assets and liabilities:
Accounts receivables	(2,646,716)	-
Other current assets	(50,000)	-
Accounts payables	20,303	(108,982)
Accrued liabilities	157,580	434,435
Deferred revenue	(124,270)	41,233
Other current liabilities	471,844	(53,000)
Net cash provided by operating activities	169,929	347,866

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of line of credit	-	(18,750)
Repayment of advances from affiliate	(46,120)	-
Advances from affiliate	27,722	223,733
Net cash provided by (used in) financing activities	(18,398)	204,983

INCREASE IN CASH	151,531	552,849
CASH, BEGINNING OF PERIOD	602,747	49,898
CASH, END OF PERIOD	$754,278	$602,747

SUPPLEMENTAL CASH FLOW INFORMATION

Interest paid	$1,795	$6,532
Non cash transactions
Issuance of company stock for accrued liabilities and advances	$32,440	$7,071
Debt extinguished with issuance of company stock	$64,100	$152,900
Distribution of investment stock as dividend	$1,749,688	$-

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

While the Merger Agreement was agreed upon on November 13, 2012 by all parties, it was not consummated and effective until February 6, 2013, when all of the requirements of the Merger were satisfied (refer to Note 14 – Subsequent Events for further details of these requirements).

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

Comprehensive Loss

We apply ASC No. 220, Comprehensive Income (ASC 220). ASC 220 establishes standards for the reporting and display of comprehensive income or loss, requiring its components to be reported in a financial statement that is displayed with the same prominence as other financial statements. Our accumulated other comprehensive loss was $4,462,545 and $172,847 for the years ended December 31, 2012 and 2011, respectively.

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

NOTE 3 – RESTATEMENT OF FINANCIAL STATEMENTS

The Company's financial statements for the years ended December 31, 2012 and 2011 have been restated.

In the 2102 financial statements the Company incorrectly overstated the number of shares of Wonder International common stock distributed to Company shareholders in its 2012 dividend, by 200,000 shares. Additionally, in 2012 a total of 70,000 shares of Wonder International common stock were sold and transferred to third parties under stock purchase agreements, which sales were inadvertently omitted from our financial results.

The following corrections have been made to our financial statements for the year ending December 31, 2012:

CELLULAR BIOMEDICINE GROUP, INC.
(FORMERLY EASTBRIDGE INVESTMENT GROUP CORPORATION)
CONSOLIDATED BALANCE SHEETS
As of December 31, 2012

	As Originally Reported	Restatement Adjustment	As Restated

Assets
Cash	$757,457	$(3,179)	$754,278
Accounts Receivable	2,646,716	-	2,646,716
Other assets	50,000	-	50,000
Total current assets	3,454,173	(3,179)	3,450,994

Investments	1,839,483	186,851	2,026,334
Total assets	$5,293,656	$183,672	$5,477,328

Liabilities and Stockholders' Equity

Liabilities:
Accounts payable	$177,161	$(2)	$177,159
Disputed accounts payable	194,711	-	194,711
Accrued expenses	1,153,222	-	1,153,222
Deferred tax liability current	2,511	7,610	10,121
Deferred revenue	251,834	-	251,834
Advances payable to related party	32,635	-	32,635
Other current liabilities	571,844	-	571,844
Total current liabilities	2,383,918	7,608	2,391,526

Deferred tax liability non-current	110,930	(34,386)	76,544
Total liabilities	2,494,848	(26,778)	2,468,070

Stockholders' equity:

Preferred stock, par value $.001, 50,000,000 shares
authorized; none issued and outstanding
as of December 31, 2012 and December 31, 2011, respectively	-	-	-

Common stock, par value $.001, 300,000,000 shares authorized;
1,568,920 and 1,545,902 issued and outstanding
as of December 31, 2012 and December 31, 2011, respectively	1,569	-	1,569
Additional paid in capital	6,330,244	-	6,330,244
Retained earnings (deficit)	514,907	625,083	1,139,990
Accumulated other comprehensive loss	(4,047,912)	(414,633)	(4,462,545)
Total stockholders' equity	2,798,808	210,450	3,009,258
		-
Total liabilities and stockholder's equity	$5,293,656	$183,672	$5,477,328

CELLULAR BIOMEDICINE GROUP, INC.
(FORMERLY EASTBRIDGE INVESTMENT GROUP CORPORATION)
CONSOLIDATED STATEMENT OF OPERATIONS
For the year ended December 31, 2012

	As Originally Reported	Restatement Adjustment	As Restated

Revenues	$9,368,771	$30,485	$9,399,256

Cost of services	-	-	-

Gross profit	9,368,771	30,485	9,399,256

Operating expenses:
General and administrative	1,275,570	74,518	1,350,088
Selling and marketing	94,435	50,000	144,435
Total operating expenses	1,370,005	124,518	1,494,523
Operating income (loss)	7,998,766	(94,033)	7,904,733

Other income (expense)
Interest expense	(58)	-	(58)
Interest income	182	-	182
Gain on extinguishment of debt	6,128	-	6,128
Other income (expense)	1,465,987	(57,660)	1,408,327
Total other income (expense)	1,472,239	(57,660)	1,414,579
Income (loss) before taxes	9,471,005	(151,693)	9,319,312

Income tax benefit (provision)	(113,550)	26,776	(86,774)
Discontinued operations	-	-	-
Net income (loss)	$9,357,455	$(124,917)	$9,232,538
Other comprehensive income (loss):
Unrecognized gain (loss) on investments	(4,047,912)	(414,633)	(4,462,545)
Comprehensive net income (loss)	$5,309,543	$(539,550)	$4,769,993

Earnings per share:
Basic and diluted	$5.99	$(0.08)	$5.91

Weighted average common shares outstanding:
Basic and diluted	1,561,422	-	1,561,422

CELLULAR BIOMEDICINE GROUP, INC.
(FORMERLY EASTBRIDGE INVESTMENT GROUP CORPORATION)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the year ended December 31, 2012

	As Originally Reported	Restatement Adjustment	As Restated

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$9,357,455	$(124,917)	$9,232,538
Adjustments to reconcile net loss to net cash
used in operating activities:
Common stock issued for services	51,350	-	51,350
Deferred tax liability	113,441	(26,776)	86,665
Gain on the extinguishment of debt	(6,128)	-	(6,128)
Value of investment stock received for services	(7,171,753)	148,516	(7,023,237)
Changes in operating assets and liabilities:
Accounts receivables	(2,646,716)	-	(2,646,716)
Other current assets	(50,000)	-	(50,000)
Accounts payables	20,305	(2)	20,303
Accrued liabilities	157,580	-	157,580
Deferred revenue	(124,270)	-	(124,270)
Other current liabilities	471,844	-	471,844
Net cash provided by operating activities	173,108	(3,179)	169,929

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of advances from affiliate	(46,120)	-	(46,120)
Advances from affiliate	27,722	-	27,722
Net cash provided by (used in) financing activities	(18,398)	-	(18,398)

INCREASE IN CASH	154,710	(3,179)	151,531
CASH, BEGINNING OF PERIOD	602,747	-	602,747
CASH, END OF PERIOD	$757,457	$(3,179)	$754,278

SUPPLEMENTAL CASH FLOW INFORMATION

Interest paid	$1,795	$-	$1,795
Non cash transactions
Issuance of company stock for accrued liabilities and advances	$32,440	$-	$32,440
Debt extinguished with issuance of company stock	$64,100	$-	$64,100
Distribution of investment stock as dividend	$2,249,688	$(500,000)	$1,749,688

In 2013 the Company discovered that a stock certificate, for 1,000,000 shares of a client, was received April 2011 and put in a secure location without being recorded in the financial statements of the Company. The shares are still in a secured location under the control of the Company and are presented accordance with Fair Value Accounting, see Note 4.

The following sets forth corrections made to our financial statements for the year ended December 31, 2011:

CELLULAR BIOMEDICINE GROUP, INC.
(FORMERLY EASTBRIDGE INVESTMENT GROUP CORPORATION)
CONSOLIDATED BALANCE SHEETS
As of December 31, 2011

	As Originally Reported	Restatement Adjustment	As Restated

Assets
Cash	$602,747	$-	$602,747
Total current assets	602,747	-	602,747

Investments	942,483	100,000	1,042,483
Total assets	$1,545,230	$100,000	$1,645,230

Liabilities and Stockholders' Deficit
Liabilities:
Accounts payable	$189,296	$-	$189,296
Disputed accounts payable	208,350	-	208,350
Accrued expenses	982,003	-	982,003
Line of credit	-	-	-
Deferred revenue	376,104	-	376,104
Advances payable to related party	115,133	-	115,133
Other current liabilities	100,000	-	100,000
Total current liabilities	1,970,886	-	1,970,886

Total liabilities	1,970,886	-	1,970,886

Stockholders' deficit:
Preferred stock series A, no par value, 50,000,000 shares
authorized; none issued and outstanding
as of December 31, 2011 and 2010, respectively	-	-	-

Preferred stock series B, no par value, 50,000,000 shares
authorized; none issued and outstanding
as of December 31, 2011 and 2010, respectively	-	-	-

Common stock, no par value, 300,000,000 shares authorized;
154,590,189 and 148,653,865 issued and outstanding
as of December 31, 2011 and 2010, respectively	1,546	-	1,546
Additional paid in capital	6,188,505	-	6,188,505
Accumulated deficit	(6,592,860)	250,000	(6,342,860)
Accumulated other comprehensive loss	(22,847)	(150,000)	(172,847)
Total stockholders' deficit	(425,656)	100,000	(325,656)

Total liabilities and stockholders' deficit	$1,545,230	$100,000	$1,645,230

CELLULAR BIOMEDICINE GROUP, INC.
(FORMERLY EASTBRIDGE INVESTMENT GROUP CORPORATION)
CONSOLIDATED STATEMENT OF OPERATIONS
For the year ended December 31, 2011
	As Originally Reported	Restatement Adjustment	As Restated

Revenues	$35,500	$250,000	$285,500

Cost of services	-	-	-

Gross profit	35,500	250,000	285,500

Operating expenses:
General and administrative	1,219,882	-	1,219,882
Selling and marketing	102,479	-	102,479
Impairment loss on investment	-	-	-
Total operating expenses	1,322,361	-	1,322,361

Operating income (loss)	(1,286,861)	250,000	(1,036,861)
Other income (expense):
Interest expense	(9,871)	-	(9,871)
Gain (loss) on settlement of debt	52,688	-	52,688
Other income (expense):	477,630	-	477,630
Total other (income) expense	520,447	-	520,447

Loss before taxes,	(766,414)	250,000	(516,414)

Income tax provision	-	-	-

Net loss	$(766,414)	$250,000	$(516,414)

Other comprehensive income:
Unrecognized loss on investments	(22,847)	(150,000)	(172,847)
Comprehensive net loss	$(789,261)	$100,000	$(689,261)

Earnings per share:
Basic and diluted:	$(0.01)	$0.01	$-

Weighted average common shares outstanding:
Basic and diluted:	152,161,350	0	152,161,350

CELLULAR BIOMEDICINE GROUP, INC.
(FORMERLY EASTBRIDGE INVESTMENT GROUP CORPORATION)
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

NOTE 4 – FAIR VALUE ACCOUNTING

Assets measured at fair value on a recurring basis as of December 31, 2012 and 2011 are summarized as follows:

	2012
	Fair Value Measurements at Reporting Date Using:

Assets:	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Investment Type 1	$2,026,334	$2,026,334	$-	$-
Investment Type 2	-	-		-
	$2,026,334	$2,026,334	$-	$-

Investment Type 1

Issuer	Number of Shares	Price Per Share	Source	Total Fair Value
Wonder International	2,440,719	$.76	OTCQB	$1,854,946
Alpha Lujo	2,142,350	$.08	OTCQB	171,388
			Total	$2,026,334

	2011
	Fair Value Measurements at Reporting Date Using:
Assets:	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Investment Type 1	$214,235	$214,235	$-	$-
Investment Type 2	828,248	-	-	828,248
	$1042,484	$214,235	$-	$828,249

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

Financial instruments classified as Level 3 in the fair value hierarchy consist of investments in financial instruments in which the value is based on the net value provided by the Client issuing the instruments. The following table presents a reconciliation of activity for the Level 3 financial instruments:

	Investments
	2012	2011

Beginning balance	$828,248	$1,477,000
Purchases	-	-
Net realized and unrealized losses	-	-
Sold and Transferred	(828,248)	(648,752)
Ending balance	$-	$828,248

NOTE 5 – OTHER LIABILITIES

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

NOTE 7 – RELATED PARTY TRANSACTIONS

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

In 2010, the Company entered into a lease agreement with the spouse of Mr. Wong, the Company’s former CEO, for housing in Beijing. This lease is intended for the employees of the Company while in Beijing and expired December 2011. Per the lease agreement the rent is to be paid in shares of the Company’s stock. 9,714 common shares were issued at $11.00 per share, which was the closing trading price on the date of issue, for a cumulative value of $106,857. The expense of this lease included in the rent expense in Note 7 for the years ended December 31, 2012 and 2011 was $24,000 and $55,857, respectively.

In addition, please see the above discussion of dividend shares received by Mr. Wong and Mr. Klein in the Overview of Clients and Subsidiaries for EastBridge Sub’s consulting services business.

NOTE 8 – EQUITY

Accounting Standard Codification Topic 505 Equity paragraph 505-50-30-6 establishes that share-based payment transactions with nonemployees shall be measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. Accounting Standard Codification Topic 470 Debt paragraph 470-50-40-3, in an early extinguishment of debt through exchange for common or preferred stock, the reacquisition price of the extinguished debt shall be determined by the value of the common or preferred stock issued or the value of the debt—whichever is more clearly evident. Accounting Standard Codification Topic 718 “Compensation – Stock Compensation” defines (or establishes) that the value of the equity compensation as the fair value of the instrument on the grant date. The Company’s policy is to record all stock transactions at the quoted market price on the day of issuance, as the most consistently reliable measurement of the transaction value. These amounts are the differences between the debt or cash that was exchanged for the shares issued.
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

NOTE 9 – INCOME TAXES

The provision (benefit) for income taxes from continued operations for the years ended December 31, 2012 and 2011, consist of the following:

	December 31, 2012	December 31, 2011
Current:
Federal	$8,847	$-
State	(18,968)	-
	(10,121)	-
Deferred:
Federal	$(1,630,977)	$175,581
State	(350,246)	28,403
	(1,981,223)	203,984
Change in valuation allowance	1,894,557	(203,984)
Provision for income taxes, net	$86,666	$-

The difference between income tax expense computed by applying the federal statutory corporate tax rate and actual income tax expense is as follows:

	December 31, 2012	December 31, 2011

Statutory federal income tax rate	35.00%	34.00%
State income taxes and other	6.97%	5.50%

Effective tax rate	39.53%	39.50%

Deferred income taxes result from temporary differences in the recognition of income and expenses for the financial reporting purposes and for tax purposes. The tax effect of these temporary differences representing deferred tax asset and liabilities result principally from the following:

	December 31, 2012	December 31, 2011

Net operating loss carryforward	(1,757,561)	2,796,593
Valuation allowance	1,757,561	(2,796,593)

Deferred income tax asset	-	-

The Company has a net operating loss carry forward of approximately $4,571,341 available to offset future taxable income through 2031.

NOTE 10 – DEFERRED REVENUE

The following table represents the balance of deferred revenue that has not yet been recognized under the Company’s revenue recognition policies:

	December 31, 2012	December 31, 2011

Jinkuizi Science & Technology Company	$-	$(45,000)
Alpha Green Energy Company	-	(112,212)
Kaida Road Construction Company	(73,000)	(73,000)
Huang Wei Pharmaceutical Company	-	(9,559)
AREM Pacific Corporation	(92,985)	(50,485)
Dwarf Technologies	(75,814)	(75,814)
LongWen	(10,035)	(10,035)
Deferred Revenue	$(251,834)	$(376,104)

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

Private Placement

On July 24, 2013, the Company sold and issued its common stock under a Subscription Agreement (“Subscription Agreement”) with selected investors (the “Purchasers”) that met the criteria as “Accredited Investors” as defined in Rule 501(a) of Regulation D under the Securities Act of 1933 (the “Act”), and other investors who met the criteria as “non-U.S. persons” who agreed to comply with the applicable requirements of Regulation S under the Act. The Company offered to sell up to an aggregate of 1,194,030 shares of the Company’s common stock, $0.001 par value.  Under the Subscription Agreement, on July 24, 2013 in an initial closing the Company issued to the Purchasers 448,508 shares of common stock at a price per share of $6.70 for an aggregate purchase price of $3,005,006.  Additional information regarding this financing appears in the Company’s 8-K filed on July 25, 2013.