Form 10-Q/A
period 2013-03-31
Cellular Biomedicine Group, Inc.
filed 2013-08-14
CIK 1378624

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

TABLE OF CONTENTS

Explanatory Note

This Amendment No. 1 (this “Amendment”) on Form 10-Q/A amends and restates the Quarterly Report on Form 10-Q filed by the registrant with the Securities and Exchange Commission (the “SEC”) on May 20, 2013.

As of February 6, 2013, the Registrant (formerly “EastBridge Investment Group Corporation”) merged with Cellular Biomedicine Group, Ltd., with Cellular Biomedicine Group, Ltd. being the accounting acquirer thus resulting in a reverse merger.  Accordingly, the accompanying financial statements are presented on a consolidated basis subsequent to February 6, 2013, but only reflect the operations of Cellular Biomedicine Group, Ltd. prior to the date of the merger.  For additional information regarding the financial results of the combined company post-merger, refer to our Pro Forma Supplemental Income Statement referenced as Exhibit 99.1.

CELLULAR BIOMEDICINE GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31,	December 31,
	2013	2012
	(restated see note 4)	(restated see note 4)
Assets
Cash	$4,857,620	$4,144,896
Accounts receivable	-	20,683
Other receivable	140,296	128,681
Inventory	38,837	37,241
Prepaid expenses	81,175	18,118
Other current assets	50,000	-
Total current assets	5,167,928	4,349,619

Investments	1,335,122	-
Property, plant and equipment, net	1,230,686	1,326,882
Goodwill	6,808,533	-
Intangibles	857,283	940,897
Deferred tax asset	130,049	119,427
Long-term prepaid expenses	-	14,802
Total assets (1)	$15,529,601	$6,751,627

Liabilities and Stockholders' Equity
Liabilities:
Accounts payable	$115,901	$23,931
Disputed accounts payable	-	-
Accrued expenses	2,171,063	97,454
Tax payable	10,121	-
Deferred revenue	251,834	-
Advances payable to related party	31,910	-
Other current liabilities	362,104	473,848
Total current liabilities	2,942,933	595,233

Deferred tax liability non-current	76,544	-
Total liabilities (1)	3,019,477	595,233

Stockholders' equity:

Preferred stock, par value $.001, 50,000,000 shares
authorized; none issued and outstanding
as of March 31, 2013 and December 31, 2012, respectively	-	-

Common stock, par value $.001, 300,000,000 shares authorized;
5,704,245 and 3,710,560 issued and outstanding
as of March 31, 2013 and December 31, 2012, respectively	5,704	3,711
Additional paid in capital	25,708,683	12,827,923
Accumulated deficit	(12,641,609)	(6,736,866)
Accumulated other comprehensive income (loss)	(562,654)	61,626
Total stockholders' equity	12,510,124	6,156,394

Total liabilities and stockholders' equity	$15,529,601	$6,751,627
____________
(1)
The Company’s consolidated assets as of March 31, 2013 and December 31, 2012 include $1,616,044 and $1,301,225, respectively, being assets of variable interest entities, or VIEs, that can only be used to settle obligations of the VIEs. These assets include property, plant and equipment, net, of $979,246 and $1,082,358 as of March 31, 2013 and December 31, 2012, respectively; cash and cash equivalents of $403,882 and $10,183 as of March 31, 2013 and December 31, 2012, respectively; other  receivable of $75,466 and $51,949 as of March 31, 2013 and December 31, 2012, respectively; intangibles of $78,517 and $79,468 as of March 31, 2013 and December 31, 2012, respectively; deferred tax asset of $26,139 and $39,615 as of March 31, 2013 and December 31, 2012, respectively; prepaid expenses and other assets of $33,089 and $4,420 as of March 31, 2013 and December 31, 2012, respectively; and inventory of $19,705 and $32,232 as of March 31, 2013 and December 31, 2012, respectively. The Company’s consolidated liabilities as of March 31, 2013 and December 31, 2012 included $422,712 and $555,248, respectively, being liabilities of VIEs whose creditors have no recourse to the Company. These liabilities include accrued expenses of $413,920 and $539,244 as of March 31, 2013 and December 31, 2012, respectively; and accounts payable of $8,792 and $16,004 as of March 31, 2013 and December 31, 2012, respectively. See further description in Note 6, Variable Interest Entity.

The accompanying notes are an integral part of these condensed consolidated financial statements.

CELLULAR BIOMEDICINE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended
	March 31,
	2013	2012
	(restated see note 4)
Revenues	$-	$78,589

Cost of goods sold	-	27,690

Gross profit	-	50,899

Operating expenses:
General and administrative	5,072,394	696,511
Selling and marketing	28,701	29,721
Research and development	480,505	255,954
Total operating expenses	5,581,600	982,186
Operating loss	(5,581,600)	(931,287)

Other income (expense)
Interest expense	(257,438)	-
Interest income	971	1,013
Other expense	(66,676)	-
Total other income (expense)	(323,143)	1,013
Loss before taxes	(5,904,743)	(930,274)

Income tax provision	-	-
Net loss	$(5,904,743)	$(930,274)
Other comprehensive income (loss):
Cumulative translation adjustment	(1,960)	$5,819
Unrecognized loss on investments	(622,320)	-
Comprehensive net loss	$(6,529,023)	$(924,455)

Earnings per share:
Basic and diluted	$(1.26)	$(0.32)

Weighted average common shares outstanding:
Basic and diluted	4,668,283	2,877,825

The accompanying notes are an integral part of these condensed consolidated financial statements.

CELLULAR BIOMEDICINE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	For the three months ended
	March 31,
	2013	2012
	(restated see note 4)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,904,743)	$(930,274)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	216,751	36,783
Non-cash stock compensation expense	665,210	-
Amortization of deferred stock compensation	659,068	-
Common stock issued for services	1,776,681	-
Deferred tax asset	(10,622)	-
Loss on the disposal of fixed assets	-	345
Loss on the disposal of investments	60,625	-
Changes in operating assets and liabilities:
Accounts receivables	20,683	(25,490)
Other receivables	(11,615)	(54,732)
Inventory	(1,596)	11,196
Prepaid expenses	(63,057)	(262,285)
Accounts payables	(57,128)	(27,803)
Other payables	(117,478)	(559,347)
Taxes payable	-	5,142
Accrued liabilities	927,507	(16,468)
Long-term prepaid expenses	14,802	(83,480)
Net cash used in operating activities	(1,824,912)	(1,906,413)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of business, net of cash acquired	2,568,995	-
Proceeds from the sale of assets	8,267	-
Purchases of intangibles	(1,722)	(2,534)
Purchases of assets	(35,219)	(130,996)
Net cash provided by (used in) investing activities	2,540,321	(133,530)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock issued	-	2,500,000
Repayment of advances from affiliate	-	(5,651)
Advances from affiliate	(725)	-
Net cash provided by (used in) financing activities	(725)	2,494,349

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(1,960)	2

INCREASE (DECREASE) IN CASH	712,724	454,408
CASH, BEGINNING OF PERIOD	4,144,896	4,413,971
CASH, END OF PERIOD	$4,857,620	$4,868,379

SUPPLEMENTAL CASH FLOW INFORMATION

Non cash transactions
Issuance of company stock for accrued liabilities and advances	$82,000	$-
Issuance of stock for services	$1,776,681	$38,750

The accompanying notes are an integral part of these condensed consolidated financial statements.

CELLULAR BIOMEDICINE GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

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

As a result of the Merger, CBMG BVI and EastBridge Sub became the two direct subsidiaries of the Company.

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company prepares its financial statements in accordance with U.S. GAAP. Significant accounting policies are as follows:

Principles of Consolidation

The consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles, or GAAP, and reflect the accounts and operations of the Company and its majority or wholly-owned subsidiaries, beginning with the date of their respective acquisition. In accordance with the provisions of Financial Accounting Standards Board (“FASB”), Accounting Standards Codification (“ASC”) Section 810, or ASC 810, Consolidation, the Company consolidates any variable interest entity, or VIE, of which it is the primary beneficiary. The typical condition for a controlling financial interest ownership is holding a majority of the voting interests of an entity; however, a controlling financial interest may also exist in entities, such as variable interest entities, through arrangements that do not involve controlling voting interests. ASC 810 requires a variable interest holder to consolidate a VIE if that party has the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance, and the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. The Company does not consolidate a VIE in which it has a majority ownership interest when the Company is not considered the primary beneficiary. The Company has determined that it is the primary beneficiary in a VIE—refer to Note 6, Variable Interest Entity. The Company evaluates its relationships with the VIE on an ongoing basis to ensure that it continues to be the primary beneficiary. All intercompany transactions and balances have been eliminated in consolidation.

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

For the periods ended March 31, 2013 and 2012, depreciation expense was $131,415 and $36,783, respectively.

Depreciation is provided for on the straight-line method over the following estimated useful lives:

Description	Estimated Useful Life
Office equipment	5 years
Manufacturing equipment	5 years
Leasehold improvements	5 years
Computer equipment	5 years

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

In August 2012, the FASB issued ASU No. 2012-03, Technical Amendments and Corrections to SEC Sections Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22 (“ASU 2012-03”). This update was issued in order to codify various amendments and corrections included in SEC Staff Accounting Bulletin No. 114, SEC Release 33-9250, and ASU 2010-22,Accounting for Various Topics: Technical Corrections to SEC Paragraphs. The amendments and corrections included in this update are effective upon issuance. The adoption of ASU 2012-03 did not have an impact on the Company’s consolidated financial statements.

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

NOTE 4 – RESTATEMENT AND RECLASSIFICATION

These financial statements  include adjustments related to the following for the three months ended  March 31, 2013 and the balance sheet as of December 31, 2012:

In the 2012 financial statements the Company incorrectly overstated the number of shares of Wonder International common stock distributed to Company shareholders in its 2012 dividend, by 200,000 shares.  Additionally, in 2012 a total of 70,000 shares of Wonder International common stock were sold and transferred to third parties under stock purchase agreements, which sales were inadvertently omitted from our financial results. Below is the net impact to the March 31, 2013 balance sheet after the application of business combination accounting as discussed in note 5.

The following table sets forth the impact of this correction on our balance sheet as of March  31, 2013:

CELLULAR BIOMEDICINE GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2013
	As Originally reported	Restatement adjustment	As Restated
Assets
Cash	$4,852,988	$4,632	$4,857,620
Other receivable	140,296	-	140,296
Inventory	38,837	-	38,837
Prepaid expenses	81,175	-	81,175
Other current assets	50,000.00	-	50,000
Total current assets	5,163,296	4,632	5,167,928

Investments	1,218,604	116,518	1,335,122
Property, plant and equipment, net	1,230,686	-	1,230,686
Goodwill	7,018,981	(210,448)	6,808,533
Intangibles	857,283	-	857,283
Deferred tax asset	130,049	-	130,049
Total assets	$15,618,899	$(89,298)	$15,529,601

Liabilities and Stockholders' Equity

Liabilities:
Accounts payable	$115,901	$-	$115,901
Accrued expenses	2,171,063	-	2,171,063
Tax payable	2,511	7,610	10,121
Deferred revenue	251,834	-	251,834
Advances payable to related party	31,910	-	31,910
Other current liabilities	362,104	-	362,104
Total current liabilities	2,935,323	7,610	2,942,933

Deferred tax liability non-current	110,930	(34,386)	76,544
Total liabilities	3,046,253	(26,776)	3,019,477

Stockholders' equity:

Preferred stock, par value $.001, 50,000,000 shares
authorized; none issued and outstanding
as of March 31, 2013 and December 31, 2012, respectively	-	-	-

Common stock, par value $.001, 300,000,000 shares authorized;
5,704,245 and 3,710,560 issued and outstanding
as of March 31, 2013 and December 31, 2012, respectively	5,704	-	5,704
Additional paid in capital	25,708,683	-	25,708,683
Accumulated deficit	(12,580,527)	(61,082)	(12,641,609)
Accumulated other comprehensive income (loss)	(561,214)	(1,440)	(562,654)
Total stockholders' equity	12,572,646	(62,522)	12,510,124

Total liabilities and stockholders' equity	$15,618,899	$(89,298)	$15,529,601

CELLULAR BIOMEDICINE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	For the three months ended March 31, 2013
	As Originally reported	Restatement adjustment	As Restated

Revenues	$-	$-	$-

Cost of goods sold	-	-	-

Gross profit	-	-	-

Operating expenses:
General and administrative	5,071,917	477	5,072,394
Selling and marketing	28,701	-	28,701
Research and development	480,505	-	480,505
Total operating expenses	5,581,123	477	5,581,600
Operating loss	(5,581,123)	(477)	(5,581,600)

Other income (expense)
Interest expense	(257,438)	-	(257,438)
Interest income	971	-	971
Other expense	(6,071)	(60,605)	(66,676)
Total other income (expense)	(262,538)	(60,605)	(323,143)
Loss before taxes	(5,843,661)	(61,082)	(5,904,743)

Income tax provision	-	-	-
Discontinued operations	-	-	-
Net loss	$(5,843,661)	$(61,082)	$(5,904,743)
Other comprehensive income (loss):
Cumulative translation adjustment	(1,960)	-	(1,960)
Unrecognized loss on investments	(620,880)	(1,440)	(622,320)
Comprehensive net loss	$(6,466,501)	$(62,522)	$(6,529,023)

Earnings per share:
Basic and diluted	$(1.25)	$(0.01)	$(1.26)

Weighted average common shares outstanding:
Basic and diluted	4,668,283	-	4,668,283

CELLULAR BIOMEDICINE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the three months ended March 31, 2013
	As Originally reported	Restatement adjustment	As Restated

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,843,661)	$(61,082)	$(5,904,743)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	216,751	-	216,751
Non-cash stock compensation expense	665,210	-	665,210
Amortization of deferred stock compensation	659,068	-	659,068
Common stock issued for services	1,776,681	-	1,776,681
Deferred tax asset	(10,622)	-	(10,622)
Merger accounting	-	60,625	60,625
Changes in operating assets and liabilities:
Accounts receivables	20,683	-	20,683
Other receivables	(11,615)	-	(11,615)
Inventory	(1,596)	-	(1,596)
Prepaid expenses	(63,057)	-	(63,057)
Accounts payables	(57,129)	1	(57,128)
Other payables	(117,478)	-	(117,478)
Taxes payable	2,511	(2,511)	-
Accrued liabilities	924,997	2,510	927,507
Long-term prepaid expenses	14,802	-	14,802
Net cash used in operating activities	(1,824,455)	(457)	(1,824,912)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of business, net of cash acquired	2,572,173	(3,178)	2,568,995
Proceeds from the sale of assets	-	8,267	8,267
Purchases of intangibles	(1,722)	-	(1,722)
Purchases of assets	(35,219)	-	(35,219)
Net cash provided by (used in) investing activities	2,535,232	5,089	2,540,321

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from affiliate	(725)	-	(725)
Net cash provided by (used in) financing activities	(725)	-	(725)
		-
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(1,960)	-	(1,960)

INCREASE (DECREASE) IN CASH	708,092	4,632	712,724
CASH, BEGINNING OF PERIOD	4,144,896	-	4,144,896
CASH, END OF PERIOD	$4,852,988	$4,632	$4,857,620

SUPPLEMENTAL CASH FLOW INFORMATION

Interest paid	$-	$-	$-
Non cash transactions
Issuance of company stock for accrued liabilities and advances	$82,000	$-	$82,000
Issuance of stock for services	$1,776,681	$-	$1,776,681

The Company’s presented the December 31, 2012 balance sheet without applying ASC 810 Consolidation, with respect to the proper treatment of the Variable Interest Entity (VIE) relationship. The correction was the result of other current receivables to the VIE treated as equity in the amount of $1,587,075. In addition, reclassifications of account categorizations were made on the balance sheet. There was no material impact to the Company’s financial condition, operating cash flows or results of operations as a result of this correction. Prior periods have been corrected to conform to the current period presentation.

The following table sets forth the impact of this correction on our balance sheet as of December 31, 2012:

CELLULAR BIOMEDICINE GROUP, INC.
CONSOLIDATED BALANCE SHEET

	December 31, 2012
	As Originally reported	Restatement adjustment	As Restated
Assets
Cash	$4,144,896	$-	$4,144,896
Accounts receivable	20,683	-	20,683
Other receivable	1,715,756	(1,587,075)	128,681
Inventory	37,241	-	37,241
Prepaid expenses	18,118	-	18,118
Total current assets	5,936,694	(1,587,075)	4,349,619

Property, plant and equipment, net	1,326,882	-	1,326,882
Intangibles	940,897	-	940,897
Deferred tax asset	-	119,427	119,427
Long-term prepaid expenses	14,802	-	14,802
Total assets	$8,219,275	$(1,467,648)	$6,751,627

Liabilities and Stockholders' Equity

Liabilities:
Accounts payable	$23,931	$-	$23,931
Accrued expenses	97,454	-	97,454
Tax payable	(119,427)	119,427	-
Other current liabilities	473,848	-	473,848
Total current liabilities	475,806	119,427	595,233

Deferred tax liability non-current	-	-	-
Total liabilities	475,806	119,427	595,233

Stockholders' equity:

Preferred stock, par value $.001, 50,000,000 shares
authorized; none issued and outstanding
as of March 31, 2013 and December 31, 2012, respectively	-	-	-

Common stock, par value $.001, 300,000,000 shares authorized;
5,704,245 and 3,710,560 issued and outstanding
as of March 31, 2013 and December 31, 2012, respectively	3,711	-	3,711
Additional paid in capital	14,414,998	(1,587,075)	12,827,923
Accumulated deficit	(6,736,866)	-	(6,736,866)
Accumulated other comprehensive income (loss)	61,626	-	61,626
Total stockholders' equity	7,743,469	(1,587,075)	6,156,394

Total liabilities and stockholders' equity	$8,219,275	$(1,467,648)	$6,751,627

NOTE 5 - BUSINESS COMBINATION

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

The following table presents the initial allocation of the purchase price of EastBridge by Cellular Biomedicine:

Cash	$2,568,995
Other current assets	50,000
Investments	2,026,334
Goodwill	6,808,533
Total assets acquired	11,453,862

Accounts payable	(149,098)
Accrued expenses	(1,156,223)
Deferred revenue	(251,834)
Advances payable to related party	(32,635)
Other current liabilities	(5,734)
Deferred tax liability non-current	(76,544)
Total liabilities assumed	(1,672,068)
Net assets acquired	$9,781,794

The following unaudited pro forma consolidated results of operations for the quarters ended March 31, 2013 and 2012 has been prepared as if the acquisition of EastBridge had occurred on January 1, 2012.

	Three Months Ended March 31, 2013			Three Months Ended March 31, 2012
	CBMG As stated	EastBridge Jan-13	Pro-forma Consolidated	CBMG As stated	EastBridge Q1 2012	Pro-forma Consolidated

Net revenue	$-	$-	$-	$78,589	$-	$78,589

Net loss	(5,904,742)	(230,707)	(6,135,449)	(930,274)	(244,375)	(1,174,649)
Weighted average shares Earnings per share	4,668,283	431,590	4,668,283	2,877,825	1,548,917	4,426,742
Basic and diluted	$(1.26)	$(0.53)	$(1.79)	$(0.32)	$(0.16)	$(0.48)

NOTE 6 - VARIABLE INTEREST ENTITY

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

NOTE 7 - OTHER CURRENT ASSETS

Other Receivables

The Company pays deposits on various items relating to office expenses. Management has classified these deposits as receivables as the intention is to recover these deposits in less than 12 months. As of March 31, 2013 and December 31, 2012 the amounts of other receivables was $140,296 and $128,681.

NOTE 8 - INVENTORY

At March 31, 2013 and December 31, 2012, inventory consisted of the following:

	March 31, 2013	December 31, 2012

Raw materials	$24,888	$37,241
Finished goods	13,949	-
	$38,837	$37,241

This inventory is from the biomedicine segment. The consulting segment does not have inventory.

NOTE 9 - PROPERTY, PLANT AND EQUIPMENT

As of March 31, 2013 and December 31, 2012, property, plant and equipment, carried at cost, consisted of the following:

	March 31, 2013	December 31, 2012

Office equipment	$16,630	$16,586
Manufacturing equipment	657,435	644,909
Computer equipment	32,591	32,504
Leasehold improvements	701,627	762,579
	1,408,283	1,456,578
Less: accumulated depreciation	(177,597)	(129,696)
	$1,230,686	$1,326,882

NOTE 10 - FAIR VALUE ACCOUNTING

Assets measured at fair value on a recurring basis as of March 31, 2013 are summarized as follows:

	2013
	Fair Value Measurements at Reporting Date Using:
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Equity position in Alpha Lujo, Inc.	$128,541	$128,541	$-	$-
Equity position in Wonder International Education & Investment Group Corporation	1,206,581	1,206,581	-	-
	$1,335,122	$1,335,122	$-	$-

The Company holds 2,142,350 and 2,413,162 shares in Alpha Lujo, Inc and Wonder International Education and Investment Group Corporation, respectively. The Company has valued these shares at the closing OTCBB quoted price on March 31, 2013. The estimated fair value amounts for March 31, 2013 have been measured as of period end. As such, the estimated fair values of these financial instruments subsequent to the reporting date may be different than the amounts reported at period end. No such assets existed as of December 31, 2012.

NOTE 11 - INTANGIBLE ASSETS

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

All software is provided by a third party vendor, not internally developed, it has an estimated useful life of 5 years. Amortization expense for the three months ended March 31, 2013 was $85,336, the Company did not have amortization expense for the three months ended March 31, 2012. Estimated amortization expense for each of the ensuing years are as follows:

Year ending December 31,	Amount

2013	$258,645
2014	344,860
2015	205,975
2016	6,303
2017 and thereafter	41,500

NOTE 12 - LEASES

Operating lease commitments

Our corporate headquarters are located at 530 University Avenue in Palo Alto, California. We currently pay rent in the amount of $1,400 per month on a month-to-month basis.

The Company also is leasing office space in Scottsdale, Arizona under a two year non-cancelable operating lease agreement initiated in August 2012. In 2012, the Company agreed to continue the lease agreement for housing in Beijing. This lease continues on a month to month basis. Rent expense for the three months ended March 31, 2013 and 2012 was $73,210 and $108,779, respectively, including events to related parties described in Note 13.

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
$609,496

NOTE 13 - RELATED PARTY TRANSACTIONS

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

Reference is made to the executive employment agreements and deferred compensation arrangement discussion in Note 16, which is incorporated into this Note 13.

NOTE 14 - EQUITY

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

Immediately prior to the reverse merger the company had 1,571,130 shares outstanding. The Company issued 3,638,941 shares in connection with the merger. See Note 5 for a discussion of the accounting for the merger.

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

NOTE 15 - DEFERRED REVENUE

The following table represents the balance of deferred revenue that has not yet been recognized under the Company’s revenue recognition policies:

March 31,
2013

Kaida Road Construction Company	$73,000

AREM Pacific Corporation	92,985

Dwarf Technologies	75,814

LongWen	10,035

Deferred Revenue	$251,834

All of the deferred revenue result from receipt of cash deposits from consulting segment clients in accordance with each specific listing agreement.

NOTE 16 - COMMITMENTS AND CONTINGENCIES

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

NOTE 17 - STOCK BASED COMPENSATION

Our stock-based compensation arrangements include grants of stock options, restricted stock awards under the 2011 Incentive Stock Option Plan, certain awards granted outside of this plan. Refer to Note 12, “Stock Based Compensation,” in Item 8. “Financial Statements and Supplementary Financial Data” appearing in our Annual Report on Form 10-K for the year ended December 31, 2012 for further information on our stock-based compensation arrangements.  The compensation cost that has been charged against income related to stock-based compensation for the three months ended March 31, 2013 was $49,695, and is included in general and administrative expense in our Condensed Consolidated Statements of Operations. There was no such compensation cost for the three months ended March 31, 2012. As of March 31, 2013, there was $1,552,903 of total unrecognized compensation cost related to non-vested stock option awards. That cost is expected to be recognized over a weighted-average period of 2.71 years for the stock option awards.

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

NOTE 18 - NET LOSS PER SHARE

Basic and diluted net loss per common share is computed on the basis of our weighted average number of common shares outstanding, as determined by using the calculations outlined below:

	Three Months Ended
	March 31,
	2013	2012

Net loss	$(5,904,743)	$(930,274)

Weighted average shares of common stock	4,668,283	2,877,825
Dilutive effect of stock options	-	-
Common stock and common stock equivalents	4,668,283	2,877,825

Net loss per basic share	$(1.26)	$(0.32)
Net loss per diluted share	$(1.26)	$(0.32)

NOTE 19 - INCOME TAXES

Income taxes are accounted for under the asset and liability method.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period during which such rates are enacted.

We consider all available evidence to determine whether it is more likely than not that some portion or all of the deferred tax assets will be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become realizable.  Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), and projected taxable income in assessing the realizability of deferred tax assets.  In making such judgments, significant weight is given to evidence that can be objectively verified.  Based on all available evidence, in particular our three-year historical cumulative losses, recent operating losses and an expected U.S. pre-tax loss for the fiscal year ending December 31, 2012, we recorded a valuation allowance against our U.S. net deferred tax assets.  In order to fully realize the U.S. deferred tax assets, we will need to generate sufficient taxable income in future periods before the expiration of the deferred tax assets governed by the tax code.

NOTE 20 - SEGMENT INFORMATION

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

Stock-Based Compensation

We periodically use stock-based awards, consisting of shares of common stock, to compensate certain officers and consultants. Shares are expensed on a straight line basis over the requisite service period based on the grant date fair value, net of estimated forfeitures, if any. Historically, our awards have been fully vested at the date of grant, so forfeitures are not applicable to such awards.

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

For more information please see our Supplemental Pro Forma Income Statement referenced as Exhibit 99.1.

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

For the three months ended March 31, 2013, we recorded an unrecognized loss on investments of $620,880 offset by foreign currency translations of $1,930. For the three months ended March 31, 2012, we had no unrecognized losses on investments and foreign currency translations were approximately $5,820. For more information please see our Supplemental Pro Forma Income Statement referenced as Exhibit 99.1.

Liquidity and Capital Resources

Net cash used in operating activities was $1,824,912 and $1,906,413 for the three months ended March 31, 2013 and 2012, respectively. The decrease is mainly attributable to an increase in noncash charges, of approximately $3.3 million, working capital and other current assets of approximately $1.7 million, partially offset by an increased net loss of approximately $4.9 million.

Net cash provided by (used in) investing activities was $2,540,321 and $(133,530) for the three months ended March 31, 2013 and 2012, respectively. This increase in the first quarter of 2013was attributed primarily to the merger of EastBridge which contribute approximately $2.5 million of cash. The decrease in the first quarter of 2012 was primarily attributable to approximately $134,000 of purchases of equipment for the Shanghai clinic location.

Net cash provided by (used in) financing activities was $(725) and $2,494,349 for the three months ended March 31, 2013 and 2012, respectively. This was primarily associated with the stock sold for cash in 2012.

We had working capital of $2,224,995 as of March 31, 2013 compared to $3,754,386 as of December 31, 2012. Our cash position increased to $4,852,988 at March 31, 2013 compared to $4,856,620 as of December 31, 2012, as we had an increase in cash generated from investing activities, offset by a decrease in cash from operations and financing activities.

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

Off Balance Sheet Transactions

The Company does not have any off-balance sheet arrangements.

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

ITEM 6. EXHIBITS

Exhibits

Exhibit Number	Description
2.1	Plan of Reorganization and Exchange Agreement (1)
2.2	Agreement and Plan of Merger, dated November 13, 2012 (2)
2.3	Amendment No. 1 to Agreement and Plan of Merger, dated January 15, 2013 (3)
2.4	Amendment No. 2 to Agreement and Plan of Merger, dated January 31, 2013 (4)
2.5	Amendment No. 3 to Agreement and Plan of Merger, dated February 5, 2013 (5)
3.1	Articles of Incorporation of Cellular Biomedicine Group, Inc. (11)
3.2	Corporate bylaws for Cellular Biomedicine Group, Inc. (11)
4.1	Form of Stock Lock-Up Agreement (1)
4.2	2009 Stock Option Plan (6)
4.3	2011 Incentive Stock Option Plan (7)
4.4	Amended and Restated 2011 Incentive Stock Option Plan (8)
10.1	Executive Employment Agreement - Wen Tao (Steve) Liu (9)
10.2	Executive Employment Agreement - Wei (William) Cao (9)
10.3	Executive Employment Agreement - Andrew Chan (9)
10.4	Form of Director Letter Agreement (9)
10.5	Form of Indemnification Agreement for Non-Independent Directors (9)
10.6	Form of Indemnification Agreement for Independent Directors and Officers (9)
10.7	Lockup Agreement (9)
10.8	Deferred Compensation Agreement by and between EastBridge Investment Group Corporation, Keith Wong and Norman Klein dated February 5, 2013 (9)
10.9	Employment Agreement by and between EastBridge Investment Corp. and Keith Wong dated February 6, 2013 (9)
10.10	Employment Agreement by and between EastBridge Investment Corp. and Norman Klein dated February 6, 2013 (9)
10.11	Form of Notice Stock Option Award and Stock Option Award Agreement used under Amended and Restated 2011 Incentive Stock Option Plan (10)
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer, filed herewith.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer, filed herewith.
32	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
99.1	Supplemental Pro Forma Income Statement (10)

101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

1.	Incorporated by reference filed with the Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on October 31, 2006 (File No. 000-52282)

2.	Incorporated by reference filed with the Form 8-K filed with the Securities and Exchange Commission on November 20, 2012 (File No. 000-52282)

3.	Incorporated by reference filed with the Form 8-K filed with the Securities and Exchange Commission on January 22, 2013 (File No. 000-52282)

4.	Incorporated by reference filed with the Form 8-K filed with the Securities and Exchange Commission on February 4, 2013 (File No. 000-52282)

5.	Incorporated by reference filed with the Form 8-K filed with the Securities and Exchange Commission on February 12, 2013 (File No. 000-52282)

6.	Incorporated by reference filed with the Registration Statement on Form S-8 filed with the Securities and Exchange Commission on April 15, 2009 (File No. 333-158583)

7.	Incorporated by reference filed with the Registration Statement on Form S-8 filed with the Securities and Exchange Commission on March 7, 2012 (File No. 333-179974)

8.	Incorporated by reference filed with the Registration Statement on Form 10-K filed with the Securities and Exchange Commission on April 4, 2013 (File No. 000-52282)

9.	Incorporated by reference filed with the Form 8-K filed with the Securities and Exchange Commission on February 12, 2013 (File No. 000-52282)

10.	Incorporated by reference filed with the Form 10-Q filed with the Securities and Exchange Commission on May 20, 2013 (File No. 000-52282)

11.	Incorporated by reference filed with the Form 10-K/A filed with the Securities and Exchange Commission on August 13, 2013.

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