Form 10-Q
period 2013-06-30
Cellular Biomedicine Group, Inc.
filed 2013-08-14
CIK 1378624

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period than the registrant was required to submit and post such files). Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer," and "large accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑

As of August 5, 2013 the issuer has 6,174,519 shares of common stock, par value $.001, issued and outstanding.

TABLE OF CONTENTS

CELLULAR BIOMEDICINE GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30,	December 31,
	2013	2012
		(restated)
Assets
Cash	$2,060,148	$4,144,896
Accounts receivable	-	20,683
Other receivable	166,785	128,681
Inventory	30,439	37,241
Prepaid expenses	173,112	18,118
Other current assets	50,000	-
Total current assets	2,480,484	4,349,619

Investments	1,212,619	-
Property, plant and equipment, net	1,144,316	1,326,882
Goodwill	6,808,533	-
Intangibles	781,870	940,897
Deferred tax asset	134,210	119,427
Long-term prepaid expenses	-	14,802
Total assets (1)	$12,562,032	$6,751,627

Liabilities and Stockholders' Equity

Liabilities:
Accounts payable	$156,325	$23,931
Accrued expenses	1,498,500	97,454
Tax payable	10,121	-
Deferred revenue	251,834	-
Advances payable to related party	31,385	-
Other current liabilities	330,534	473,848
Total current liabilities	2,278,699	595,233

Deferred tax liability non-current	76,544	-
Total liabilities (1)	2,355,243	595,233

Stockholders' equity:

Preferred stock, par value $.001, 50,000,000 shares
authorized; none issued and outstanding
as of June 30, 2013 and December 31, 2012, respectively	-	-

Common stock, par value $.001, 300,000,000 shares authorized;
5,726,011 and 3,710,560 issued and outstanding
as of June 30, 2013 and December 31, 2012, respectively	5,726	3,711
Additional paid in capital	25,979,501	12,827,923
Accumulated deficit	(15,137,450)	(6,736,866)
Accumulated other comprehensive income (loss)	(640,988)	61,626
Total stockholders' equity	10,206,789	6,156,394

Total liabilities and stockholders' equity	$12,562,032	$6,751,627
___________
(1)
The Company’s consolidated assets as of June 30, 2013 and December 31, 2012 include $1,195,939 and $1,301,225, respectively, of assets of variable interest entities, or VIEs, that can only be used to settle obligations of the VIEs. These assets include property, plant and equipment, net, of $888,879 and $1,082,358 as of June 30, 2013 and December 31, 2012, respectively; cash and cash equivalents of $37,289 and $10,183 as of June 30, 2013 and December 31, 2012, respectively; other  receivable of $99,301 and $51,949 as of June 30, 2013 and December 31, 2012, respectively; intangibles of $79,585 and $79,468 as of June 30, 2013 and December 31, 2012, respectively; deferred tax asset of $0 and $39,615 as of June 30, 2013 and December 31, 2012, respectively; prepaid expenses and other assets of $67,302 and $4,420 as of June 30, 2013 and December 31, 2012, respectively; and inventory of $23,583 and $32,232 as of June 30, 2013 and December 31, 2012, respectively. The Company’s consolidated liabilities as of June 30, 2013 and December 31, 2012 included $476,215 and $555,248, respectively, being liabilities of VIEs whose creditors have no recourse to the Company. These liabilities include accrued expenses of $452,408 and $539,244 as of June 30, 2013 and December 31, 2012, respectively; tax payable of $15,094 and $0 as of June 30, 2013 and December 31, 2012, respectively; and accounts payable of $8,713 and $16,004 as of June 30, 2013 and December 31, 2012, respectively. See further description in Note 6, Variable Interest Entity.

The accompanying notes are an integral part of these condensed consolidated financial statements.

CELLULAR BIOMEDICINE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Revenues	$111,434	$194,774	$111,434	$273,363

Cost of goods sold	-	85,358	-	113,048

Gross profit	111,434	109,416	111,434	160,315

Operating expenses:
General and administrative	1,904,355	787,317	6,976,747	1,483,828
Selling and marketing	78,951	145,968	107,653	175,689
Research and development	639,276	55,181	1,119,781	311,135
Total operating expenses	2,622,582	988,466	8,204,181	1,970,652
Operating loss	(2,511,148)	(879,050)	(8,092,747)	(1,810,337)

Other income (expense)
Interest expense	(11)	-	(257,761)	-
Interest income	1,182	288	2,465	1,301
Other expense	14,135	-	(52,541)	-
Total other income (expense)	15,306	288	(307,837)	1,301
Loss before taxes	(2,495,842)	(878,762)	(8,400,584)	(1,809,036)

Income tax provision	-	-	-	-
Net loss	$(2,495,842)	$(878,762)	$(8,400,584)	$(1,809,036)
Other comprehensive income (loss):
Cumulative translation adjustment	$31,959	$(4,760)	$31,959	$1,059
Unrecognized loss on investments	(112,253)	-	(734,573)	-
Comprehensive net loss	$(2,576,136)	$(883,522)	$(9,103,198)	$(1,807,977)

Earnings per share:
Basic and diluted	$(0.44)	$(0.30)	$(1.62)	$(0.63)

Weighted average common shares outstanding:
Basic and diluted	5,719,075	2,896,868	5,196,583	2,871,534

The accompanying notes are an integral part of these condensed consolidated financial statements.

CELLULAR BIOMEDICINE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	For The Six Months Ended
	June 30,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,400,584)	$(1,809,036)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	425,578	122,237
Non-cash stock compensation expense	665,210	-
Amortization of deferred stock compensation	862,434	-
Common stock issued for services	1,844,155	-
Deferred tax asset	(14,783)	-
Loss on the disposal of fixed assets	-	1,477
Loss on the disposal of investments	69,071	-
Changes in operating assets and liabilities:
Accounts receivables	20,683	38,198
Other receivables	(38,104)	(65,054)
Inventory	6,802	25,131
Prepaid expenses	(154,994)	350,014
Accounts payables	(16,704)	(10,812)
Other payables	(149,048)	(550,704)
Taxes payable	-	(87,950)
Accrued liabilities	254,944	44
Long-term prepaid expenses	14,802	-
Net cash used in operating activities	(4,610,538)	(1,986,455)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of business, net of cash acquired	2,568,995	-
Proceeds from the sale of assets	10,071	-
Purchases of intangibles	(12,880)	(30,429)
Purchases of assets	(52,465)	(871,411)
Net cash provided by (used in) investing activities	2,513,721	(901,840)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock issued	-	1,112,928
Repayment of advances from affiliate	(1,250)	(5,651)
Net cash provided by (used in) financing activities	(1,250)	1,107,277

EFFECT OF EXCHANGE RATE CHANGES ON CASH	13,319	7,580

INCREASE (DECREASE) IN CASH	(2,084,748)	(1,773,438)
CASH, BEGINNING OF PERIOD	4,144,896	4,413,971
CASH, END OF PERIOD	$2,060,148	$2,640,533

SUPPLEMENTAL CASH FLOW INFORMATION

Non cash transactions
Issuance of company stock for accrued liabilities and advances	$149,475	$-
Issuance of stock for services	$1,844,155	$113,750

The accompanying notes are an integral part of these condensed consolidated financial statements.

CELLULAR BIOMEDICINE GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012

NOTE 1 - DESCRIPTION OF BUSINESS

Overview

As of February 6, 2013, our principal line of business is in the field of biomedicine. Specifically, through our wholly-owned subsidiary Cellular Biomedicine Group Ltd. (BVI), we are involved in the development of new treatments for cancerous and degenerative diseases utilizing proprietary cell technologies, which include, without limitation, (i) TC-DC (tumor cell specific dendritic cells) for treatment of a board range of cancers, (ii) haMPC (human adipose-derived mesenchymal progenitor cells) for treatment of joint disease, (iii) huMPC (human umbilical cord-derived mesenchymal progenitor cells), (iv) MNP (human embryo-derived motor neuron precursor cells) and NP (human embryo-derived neuronal precursor cells) for treatment of central nervous system diseases. Leading up to our recent change of control, we were primarily engaged in financial consulting. We continue to operate our financial consulting business under a wholly owned subsidiary, as discussed in further detail below.

Corporate History

Cellular Biomedicine Group, Inc., a Delaware corporation (formerly known as EastBridge Investment Group Corporation) (the "Company"), was originally incorporated in the State of Arizona on June 25, 2001 under the name ATC Technology Corporation. ATC Technology Corporation changed its corporate name to EastBridge Investment Group Corporation in September 2005 and changed its business focus to providing investment related services in Asia, with a strong focus on high GDP growth countries, such as China. The Company provides consulting services necessary for small to medium-size companies to obtain capital to grow their business. The Company assists its clients in locating investment banking, financial advisory and other financial services necessary to become public companies in the United States or find joint venture partners or raise capital to expand their businesses. While it still maintains its consulting services business, effective with the merger in the first quarter of 2013, the Company has shifted its focus to the field of biomedicine.

Reorganization and Share Exchange

Effective January 18, 2013, the Company completed its reincorporation from the State of Arizona to the State of Delaware (the "Reincorporation"). The Company filed its Certificate of Incorporation and Certificate of Conversion with the Delaware Secretary of State on January 18, 2013. In connection with the Reincorporation, each 100 shares of common stock of the Company was converted into 1 share, with the same effect as a 1:100 reverse stock split, effective on January 31, 2013. Please refer to the Current Reports on Form 8-K, filed by the Company on January 25, 2013 and February 1, 2013. All share and per share information in this 10-Q, unless otherwise specified, are retroactively restated to reflect this conversion.

Merger with CBMG BVI

On November 13, 2012, EastBridge Investment Group Corporation, an Arizona corporation ("EastBridge"), CBMG Acquisition Limited, a British Virgin Islands company and the Company’s wholly-owned subsidiary ("Merger Sub") and Cellular Biomedicine Group Ltd. ("CBMG BVI"), a British Virgin Islands company, entered into a Merger Agreement, pursuant to which CBMG BVI was the surviving entity in a merger with Merger Sub whereby CBMG BVI became a wholly-owned subsidiary of the Company (the "Merger"). The Merger was consummated on February 6, 2013 (the "Closing Date"). Upon consummation of the Merger, CBMG BVI shareholders were issued 3,638,941 shares of common stock, par value $0.001 per share, of the Company (the "Company Common Stock") constituting approximately 70% of the outstanding stock of the Company on a fully-diluted basis and the then current Company shareholders retained 30% of the Company on a fully-diluted basis. Specifically, each of CBMG BVI’s ordinary shares ("CBMG BVI Ordinary Shares") were converted into the right to receive 0.020019 shares of Company Common Stock.

A copy of the Agreement and Plan of Merger dated November 13, 2012 and Amendments 1, 2 and 3 thereto, were included as Exhibits 2.1, 2.2, 2.3 and 2.4 to the Current Report on Form 8-K filed by the Company on February 12, 2013.

Also in connection with the Merger, the Company created a new Delaware subsidiary named EastBridge Investment Corp. ("EastBridge Sub"). Pursuant to a Contribution Agreement by and between the Company and EastBridge Sub dated February 5, 2013, the Company contributed all of its then current assets and liabilities to EastBridge Sub which continued the business and operations of the Company at the subsidiary level. A copy of the Contribution Agreement is attached as Exhibit 10.1 the Current Report on Form 8-K filed by the Company on February 12, 2013.

As a result of the Merger, CBMG BVI and EastBridge Sub became the two direct subsidiaries of the Company.

In connection with the Merger, effective on March 5, 2013, the Company (formerly named "EastBridge Investment Group Corporation") changed its name to "Cellular Biomedicine Group, Inc." In addition in March 2013, the Company changed its corporate headquarters to 530 University Avenue in Palo Alto, California.

NOTE 2 - BASIS OF PRESENTATION

As of February 6, 2013, in connection with the Merger, Cellular Biomedicine Group, Ltd. being the accounting acquirer thus resulting in a reverse merger for accounting purposes. Therefore, the accompanying financial statements are on a consolidated basis subsequent to February 6, 2013, but only reflect the operations of Cellular Biomedicine Group, Ltd. prior to the date of acquisition.

The results of operations for the three and six months ended June 30, 2013, are not necessarily indicative of the results to be expected for the full year. The information included in this Form 10-Q should be read in conjunction with the audited financial statements of Cellular Biomedicine Group, Ltd for the year ended December 31, 2012 filed on as Exhibit 99.1 to Form 8-K/A filed with the Securities and Exchange Commission on June 18, 2013. Unless otherwise noted in this report, any description of "us", "our" or "we" refers to Cellular Biomedicine Group, Inc. and its subsidiaries.

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company prepares its financial statements in accordance with U.S. GAAP. Significant accounting policies are as follows:

Principles of Consolidation

The consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles, or GAAP, and reflect the accounts and operations of the Company and its majority or wholly-owned subsidiaries, beginning with the date of their respective acquisition. In accordance with the provisions of Financial Accounting Standards Board ("FASB"), Accounting Standards Codification ("ASC") Section 810, or ASC 810, Consolidation, the Company consolidates any variable interest entity, or VIE, of which it is the primary beneficiary. The typical condition for a controlling financial interest ownership is holding a majority of the voting interests of an entity; however, a controlling financial interest may also exist in entities, such as variable interest entities, through arrangements that do not involve controlling voting interests. ASC 810 requires a variable interest holder to consolidate a VIE if that party has the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance, and the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. The Company does not consolidate a VIE in which it has a majority ownership interest when the Company is not considered the primary beneficiary. The Company has determined that it is the primary beneficiary in a VIE—refer to Note 6, Variable Interest Entity. The Company evaluates its relationships with the VIE on an ongoing basis to ensure that it continues to be the primary beneficiary. All intercompany transactions and balances have been eliminated in consolidation.

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

For its Consulting segment, the Company engages in listing contracts with its clients which provide for the payment of fees, either in cash or equity, upon the achievement of certain milestones by the client, including the successful completion of a financial statement audit, the successful listing on a national stock exchange or over-the-counter market and the maintenance of ongoing 1934 Act reporting requirements with the Securities and Exchange Commission. In some instances, payment may be made in advance of performance; however, such payment is often refundable in the event that milestones are not reached.  The Company recognizes revenue on a systematic basis as milestones are reached in accordance with FASB’s ASC ("605-28-25"). Such guidance stipulates that revenue be recognized for individual elements in a multiple deliverable arrangement using the relative selling price method. The Company relies on internal estimates of the relative selling price of each element as objective third-party evidence is unattainable.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At June 30, 2013 and December 31, 2012, respectively, cash and cash equivalents include cash on hand and cash in the bank. At times, cash deposits may exceed government-insured limits.

Accounts Receivable

Accounts receivable represent amounts earned but not collected in connection with the Company’s Biomedicine segment sales. The Company’s Consulting segment does not have accounts receivable from regular operations. Account receivables are carried at their estimated collectible amounts.

The Company plans to follow the allowance method of recognizing uncollectible accounts receivable. The Company recognizes bad debt expense based on specifically identifying customers and invoices that are anticipated to be uncollectable. At June 30, 2013 and December 31, 2012, an allowance was determined to not be needed as the Company is still performing clinical trials and has not yet generated revenues from its cell therapy candidates in the Biomedicine segment. Correspondingly the Company has not recorded any bad debt expense for the periods ended June 30, 2013 and December 31, 2012, respectively.

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

For the three and six months ended June 30, 2013, depreciation expense was $121,585 and $253,000, respectively and for the three and six months ended June 30, 2012 depreciation expense was $85,168 and $121,847, respectively.

Depreciation is provided for on the straight-line method over the following estimated useful lives:

Description	Estimated useful life
Office equipment	5 years
Manufacturing equipment	5 years
Leasehold improvements	5 years
Computer equipment	5 years

Goodwill and Other Intangibles

Goodwill represents the excess of the cost of assets acquired over the fair value of the net assets at the date of acquisition. Intangible assets represent the fair value of separately recognizable intangible assets acquired in connection with the Company’s business combinations. The Company evaluates its goodwill and other intangibles for impairment on an annual basis or whenever events or circumstances indicate that an impairment may have occurred. The Company intends to perform its annual impairment test in the fourth quarter of 2013. As of June 30, 2013 no impairment has been recorded with respect to any goodwill or intangible assets.

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

A full valuation allowance has been established against all net deferred tax assets as of June 30, 2013 based on estimates of recoverability. While the Company has optimistic plans for its business strategy, it has determined that such a valuation allowance was necessary given the current and expected near term losses and the uncertainty with respect to its ability to generate sufficient profits from its business model.

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

The following is a description of the valuation methodologies used for instruments measured at fair value:

Investments

The fair value of "investments" is dependent on the type of investment, whether it is marketable or non-marketable.

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

Comprehensive Loss

U.S. GAAP establishes standards for the reporting and display of comprehensive income or loss, requiring its components to be reported in a financial statement that is displayed with the same prominence as other financial statements. Our accumulated other comprehensive income (loss) was $(640,988) as of June 30, 2013 and $61,626 as of June 30, 2012.

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

Recent Accounting Pronouncements

In January 2013, the FASB issued Accounting Standards Update ASU No. 2013-01, "Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities." This Standard clarifies that ordinary trade receivables are not in the scope of ASU No. 2011-11, "Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities." Specifically, ASU 2011-11 applies only to derivatives, repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with specific criteria contained in the FASB Accounting Standards Codification or subject to a master netting arrangement or similar agreement. An entity is required to apply the amendments in ASU 2013-01 for fiscal years beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the required disclosures retrospectively for all comparative periods presented. The effective date is the same as the effective date of ASU 2011-11. The adoption of ASU No. 2013-01 is not expected to have a material impact on the consolidated financial statements.

In February 2013, the FASB issued ASU 2013-02, "Comprehensive Income – Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income." This update requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, entities are required to present, either on the face of the statement where net income is presented or in the notes to the financial statements, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, entities are required to cross-reference to the note where additional details about the effect of the reclassifications are disclosed. This ASU is effective prospectively for reporting periods beginning after December 15, 2012. The adoption of this guidance is not expected to have a significant impact on the presentation of the Company's consolidated financial statements.

In March 2013, the Financial Accounting Standards Board ("FASB") issued ASU No. 2013-05, Foreign Currency Matters (Topic 830)—Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity, ("ASU 2013-05"). This amendment clarifies the applicable guidance for the release of cumulative translation adjustment into net earnings. When an entity ceases to have a controlling financial interest in a subsidiary or group of assets within a foreign entity, the entity is required to apply the guidance in ASC 830-30 to release any related cumulative translation adjustment into net earnings. Accordingly, the cumulative translation adjustment should be released into net earnings only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. ASU 2013-05 is effective prospectively for fiscal years, and interim reporting periods within those years, beginning after December 15, 2013. Early adoption is permitted as of the beginning of the entity's fiscal year. The Company will adopt ASU 2013-05 as of the beginning of calendar 2014 and does not expect the adoption of ASU 2013-05 to have a material impact on the Company's consolidated financial position, cash flows, or results of operations.

NOTE 4 - RESTATEMENT AND RECLASSIFICATION

The Company presented the December 31, 2012 balance sheet in the 8-K/A filed on June 18, 2013, without properly applying ASC 810 Consolidation, with respect to the treatment of the Variable Interest Entity (VIE) relationship.  The correction was the result of other current receivables to the VIE treated as equity in the amount of $1,587,075.  In addition, reclassifications of account categorizations were made on the balance sheet. There was no material impact to the Company’s financial condition, operating cash flows or results of operations as a result of this correction.  Prior periods have been corrected to conform to the current period presentation.

The following table sets forth the impact of this correction on our balance sheet as of December 31, 2012:

CELLULAR BIOMEDICINE GROUP, INC.
CONSOLIDATED BALANCE SHEET

	December 31, 2012
	As Originally reported	Restatement adjustment	As Restated
Assets
Cash	$4,144,896	$-	$4,144,896
Accounts receivable	20,683	-	20,683
Other receivable	1,715,756	(1,587,075)	128,681
Inventory	37,241	-	37,241
Prepaid expenses	18,118	-	18,118
Total current assets	5,936,694	(1,587,075)	4,349,619

Property, plant and equipment, net	1,326,882	-	1,326,882
Intangibles	940,897	-	940,897
Deferred tax asset		119,427	119,427
Long-term prepaid expenses	14,802	-	14,802
Total assets (1)	$8,219,275	$(1,467,648)	$6,751,627

Liabilities and Stockholders' Equity

Liabilities:
Accounts payable	$23,931	$-	$23,931
Accrued expenses	97,454	-	97,454
Tax payable	(119,427)	119,427	-
Other current liabilities	473,848	-	473,848
Total current liabilities	475,806	119,427	595,233

Deferred tax liability non-current	-	-	-
Total liabilities (1)	475,806	119,427	595,233

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

The following unaudited pro forma consolidated results of operations for the three and six months ended June 30, 2013 and 2012 has been prepared as if the acquisition of EastBridge had occurred on January 1, 2012.

	Three Months Ended June 30, 2013			Three Months Ended June 30, 2012
	CBMG As stated	EastBridge Pro forma Adjustment	Pro forma Consolidated	CBMG As stated	EastBridge Pro forma Adjustment	Pro forma Consolidated
Net revenue	$111,434	$-	$111,434	$194,774	$166,771	$361,545
Net loss	(2,495,842)	-	(2,495,842)	(878,762)	(171,725)	(1,050,487)

Weighted average shares	5,719,075	-	5,719,075	2,896,868	1,563,706	4,460,574
Earnings per share
Basic and diluted	$(0.44)	$-	$(0.44)	$(0.30)	$(0.11)	$(0.24)

	Six Months Ended June 30, 2013			Six Months Ended June 30, 2012

	CBMG As stated	EastBridge Pro forma Adjustment	Pro forma Consolidated	CBMG As stated	EastBridge Pro forma Adjustment	Pro forma Consolidated
Net revenue	$111,434	$-	$111,434	$273,363	$166,771	$440,134
Net loss	(8,400,584)	(230,707)	(8,631,291)	(1,809,036)	(416,099)	(2,225,135)

Weighted average shares	5,196,583	313,930	5,510,513	2,871,534	1,563,706	4,435,240
Earnings per share
Basic and diluted	$(1.62)	$(0.73)	$(1.57)	$(0.63)	$(0.27)	$(0.50)

NOTE 6 - VARIABLE INTEREST ENTITY

VIEs are those entities in which a company, through contractual arrangements, bears the risk of, and enjoys the rewards normally associated with ownership of the entity, and therefore the company is the primary beneficiary of the entity.  Cellular Biomedicine Group Ltd (Shanghai) ("CBMG Shanghai") is a variable interest entity (VIE), through which the Company conducts stem cell research and clinical trials in China.  The shareholders of record for CBMG Shanghai are Cao Wei and Chen Mingzhe, who together own 100% of the equity interests in CBMG Shanghai. The initial capitalization and operating expenses of CBMG Shanghai are funded by our WFOE, Cellular Biomedicine Group Ltd. (Wuxi) ("CBMG Wuxi").  The registered capital of CBMG Shanghai is ten million RMB and was incorporated on October 19, 2011.

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

There are substantial uncertainties regarding the interpretation, application and enforcement of PRC laws and regulations, including but not limited to the laws and regulations governing our business or the enforcement and performance of our contractual arrangements.  See Risk Factors below regarding "Risks Related to Our Structure". The Company has not provided any guarantees related to CBMG Shanghai and no creditors of CBMG Shanghai have recourse to the general credit of the Company.

As the primary beneficiary of CBMG Shanghai, the Company consolidates in its financial statements the financial position, results of operations, and cash flows of CBMG Shanghai, and all intercompany balances and transactions between the Company and CBMG Shanghai are eliminated in the consolidated financial statements.

The Company has aggregated the financial information of CBMG Shanghai in the table below. The aggregate carrying value of CBMG Shanghai’s assets and liabilities (after elimination of intercompany transactions and balances) in the Company’s consolidated balance sheet as of June 30, 2013 and December 31, 2012, are as follows:

	June 30,	December 31,
	2013	2012
Assets
Cash	$37,289	$10,183
Other receivables	99,301	51,949
Inventory	23,583	33,232
Prepaid expenses	67,302	4,420
Total current assets	227,475	99,784

Property, plant and equipment, net	888,879	1,082,358
Intangibles	79,585	79,468
Deferred tax asset	-	39,615
Total assets	$1,195,939	$1,301,225

Liabilities

Liabilities:
Accounts payable	$8,713	$16,004
Accrued expenses	452,408	539,244
Tax payable	15,094	-
Total liabilities	$476,215	$555,248

NOTE 7 - OTHER CURRENT ASSETS

Other Receivables

The Company pays deposits on various items relating to office expenses. Management has classified these deposits as receivables as the intention is to recover these deposits in less than 12 months. As of June 30, 2013 and December 31, 2012 the amounts of other receivables was $166,785 and $128,681, respectively.

NOTE 8 - INVENTORY

At June 30, 2013 and December 31, 2012, inventory consisted of the following:

	June 30, 2013	December 31, 2012

Raw materials	$30,439	$37,241
Finished goods	-	-
	$30,439	$37,241

This inventory is from the biomedicine segment. The consulting segment does not have inventory.

NOTE 9 - PROPERTY, PLANT AND EQUIPMENT

As of June 30, 2013 and December 31, 2012, property, plant and equipment, carried at cost, consisted of the following:

	June 30, 2013	December 31, 2012

Office equipment	$16,874	$16,586
Manufacturing equipment	686,348	644,909
Computer equipment	37,258	32,504
Leasehold improvements	710,336	762,579
	1,450,816	1,456,578
Less: accumulated depreciation	(306,500)	(129,696)
	$1,144,316	$1,326,882

NOTE 10 - FAIR VALUE ACCOUNTING

Assets measured at fair value on a recurring basis as of June 30, 2013 are summarized as follows:

	2013
	Fair Value Measurements at Reporting Date Using:

		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Equity position in Alpha Lujo, Inc.	$128,541	$128,541	$-	$-
Equity position in Wonder International Education & Investment Group Corporation	1,084,078	1,084,078	-	-
	$1,212,619	$1,212,619	$-	$-

The Company holds 2,142,350 and 2,409,062 shares in Alpha Lujo, Inc and Wonder International Education and Investment Group Corporation, respectively. The Company has valued these shares at the closing OTCBB quoted price on June 30, 2013. As such, the estimated fair values of these financial instruments subsequent to the reporting date may be different from the amounts reported at period end. No such assets existed as of December 31, 2012.

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

As of June 30, 2013 and December 31, 2012, intangible assets, at cost, consisted of the following:

Patent - 5 year
	June 30, 2013	December 31, 2012
Cost basis	$58,638	$48,286
Less: accumulated amortization	(2,803)	(1,419)
	$55,835	$46,867

Patent - 3 year
	June 30, 2013	December 31, 2012
Cost basis	$1,000,000	$1,000,000
Less: accumulated amortization	(305,556)	(139,097)
	$694,444	$860,903

Software
	June 30, 2013	December 31, 2012
Cost basis	$37,606	$34,259
Less: accumulated amortization	(6,015)	(1,132)
	$31,591	$33,127

All software is provided by a third party vendor, not internally developed, it has an estimated useful life of 5 years. Amortization expense for the three and six months ended June 30, 2013 was $87,242 and $172,578, respectively, the amortization expense for the three and six months ended June 30, 2012 was $390, respectively. Estimated amortization expense for each of the ensuing years are as follows:

Year ending December 31,	Amount

2013	$172,430
2014	344,860
2015	205,974
2016	9,561
2017 and thereafter	$49,045

$781,870

NOTE 12 - LEASES

Operating lease commitments

Our corporate headquarters are located at 530 University Avenue in Palo Alto, California. We currently pay rent in the amount of $1,400 per month on a month-to-month basis.

The Company also is leasing office space in Scottsdale, Arizona under a two year non-cancelable operating lease agreement initiated in August 2012. In 2012, the Company agreed to continue the lease agreement for housing in Beijing. This lease continues on a month to month basis. Rent expense for the six months ended June, 2013 and 2012 was $221,356 and $183,080, respectively, including events to related parties described in Note 13.

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

As of June 30, 2013, the Company has the following future minimum lease payments due under the foregoing lease agreements:

Year ending December 31,	Amount

2013	$193,648
2014	376,549
$570,197

NOTE 13 - RELATED PARTY TRANSACTIONS

As of June 30, 2013, the accrued compensation liability to the former officers was $359,228 of which $881,929 was accrued as of December 31, 2012.  No such amounts are reflected as of December 31, 2012 as these represent liabilities of EastBridge whose assets are only reported subsequent to the date of merger.

The Company received advances from two of its directors, one of whom is also a major stockholder who holds approximately a 9% interest in the Company, in the ordinary course of business at a rate of 4.5% interest which is the federal long term interest rate. As of June 30, 2013 and December 31, 2012 advances payable to the Company’s two directors were $31,385 and $0, respectively.

Reference is made to the executive employment agreements and deferred compensation arrangement discussion in Note 16, which is incorporated into this Note 13.

NOTE 14 - EQUITY

Accounting Standard Codification Topic 505 Equity paragraph 505-50-30-6 establishes that share-based payment transactions with nonemployees shall be measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. Accounting Standard Codification Topic 470 Debt paragraph 470-50-40-3, in an early extinguishment of debt through exchange for common or preferred stock, allows for the reacquisition price of the extinguished debt shall be determined by the value of the common or preferred stock issued or the value of the debt whichever is more clearly evident.  The Company’s policy is to record all stock transactions at the quoted market price on the day of issuance, as the most consistently reliable measurement of the transaction value.

As of June 30, 2013, Cellular Biomedicine Group, Inc. had 5,726,011 shares of common stock, par value $.001, issued and outstanding with 300,000,000 common shares authorized.

Immediately prior to the reverse merger the company had 1,571,130 shares outstanding. The Company issued 3,638,941 shares in connection with the merger. See Note 5 for a discussion of the accounting for the merger.

During the three and six months ended June 30, 2013, the Company issued 21,766 and 41,766 shares of common stock, respectively, for services rendered. The Company expensed $67,475 and $149,475, respectively, in connection with these issuances based on the quoted market prices on the dates of issuance.

During the six months ended June 30, 2013, the Company issued 60,000 shares of common stock, to the former officers of the Company. The Company expensed $360,000 in connection with these issuances based on the quoted market prices on the dates of issuance.  No such issuances were made during the three months ended June 30, 2013.

During the six months ended June 30, 2013, the Company issued 71,814 shares of common stock, to employees that had earned these shares as compensation as of the date of merger. The Company expensed $305,210 in connection with these issuances based on the quoted market prices on the dates of issuance. No such issuances were made during the three months ended June 30, 2013.

During the six months ended June 30, 2013, the Company issued 342,360 shares of common stock, to specific stockholders as the Company did not achieve ten Phase II clinical trials by March 31, 2013 in accordance with the terms and conditions of certain private placement agreements entered into by private investors in CBMG BVI and assumed by the Company. The Company expensed $1,694,682 in connection with these issuances based on the quoted market prices on the dates of issuance. There are no further milestones that would require additional stock issuances. No such issuances were made during the three months ended June 30, 2013.

During the three and six months ended June 30, 2012, the Company issued 3,003 and 6,109 shares of common stock, respectively, for services rendered. The Company expensed $75,000 and $113,750, respectively, in connection with these issuances based on the quoted market prices on the dates of issuance.

During the three and six months ended June 30, 2012, the Company issued 12,012 and 112,104, respectively, shares of common stock for cash in the amount of $200,000 and $2,700,000, respectively.

NOTE 15 - DEFERRED REVENUE

The following table represents the balance of deferred revenue that has not yet been recognized under the Company’s revenue recognition policies:

	June 30,	December 31,
	2013	2012

Kaida Road Construction Company	$73,000	$-
AREM Pacific Corporation	92,985	-
Dwarf Technologies	75,814	-
LongWen	10,035	-
Deferred Revenue	$251,834	$-

All of the deferrd revenue result from receipt of cash deposits from consulting segment clients in accordance with each specific listing agreement.

NOTE 16 - COMMITMENTS AND CONTINGENCIES

Executive Employment Agreements

At the closing of the merger with CBMG BVI, the Company entered into executive employment agreements with each of Wen Tao (Steve) Liu, Wei (William) Cao and Andrew Chan dated February 6, 2013 (each an "Employment Agreement," collectively, the "Employment Agreements"). Pursuant to their Employment Agreements, each of these officers receive an annual base salary of $150,000. The officers are also eligible to participate in the Company’s Amended and Restated 2011 Incentive Stock Option Plan (the "Plan") and receive an option grant thereunder for the purchase of common stock of the Company at the discretion of the board of directors of the Company (the "Board"). The term of the officers’ employment agreements are effective as of February 6, 2013 and continue for three years thereafter. After the three year term, if the officers continue to be employed, they will be employed on an at-will basis and their agreements shall automatically renew for successive one year terms, until and unless their employment is terminated.

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

Copies of the Executive Employment Agreements were filed as Exhibits 10.2, 10.3 and 10.4 to our current report on Form 8-K filed February 12, 2013.

EastBridge Sub Employment Agreements with Norman Klein and Keith Wong

On February 6, 2013, EastBridge Sub entered into employment agreements with Norman Klein and Keith Wong (each a "Subsidiary Employment Agreement," collectively, the "Subsidiary Employment Agreements").

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

Each of the above Subsidiary Employment Agreements contain termination provisions that depend on the reason employment is terminated, and severance payments and the payment of COBRA premiums may be triggered.

Copies of the Subsidiary Employment Agreements were attached as Exhibits 10.10 and 10.11 to our current report on Form 8-K filed February 12, 2013.

Deferred Compensation Arrangement with Former Officers

On February 5, 2013, the Company entered into a Deferred Compensation Agreement with Keith Wong and Norman Klein (the "Former Executives"), in which the Company agreed to: (i) pay its Former Executives certain accrued unpaid cash compensation consisting of $676,839 payable to Keith Wong and $459,300 payable to Norman Klein, plus aggregate accrued interest calculated at the simple rate of 12% per annum; and (ii) pay on August 31, 2013, a cash bonus payment of $204,723 to Mr. Wong and $152,577 to Mr. Klein. The Company accrued approximately $351,000 in interest and bonus in connection with Mr. Wong’s deferred compensation and approximately $262,000 in interest and bonus in connection with Mr. Klein’s deferred compensation. A copy of the Deferred Compensation Agreement was attached as Exhibit 10.9 to our current report on Form 8-K filed February 12, 2013.

NOTE 17 - STOCK BASED COMPENSATION

Our stock-based compensation arrangements include grants of stock options and restricted stock awards under the 2009 Stock Option Plan (the "2009 Plan") and the 2011 Incentive Stock Option Plan (the "2011 Plan"), and certain awards granted outside of these plans. Refer to Note 12, "Stock Based Compensation," in Item 8. "Financial Statements and Supplementary Financial Data" appearing in our Annual Report on Form 10-K for the year ended December 31, 2012, as amended, for further information on our stock-based compensation arrangements. The compensation cost that has been charged against income related to stock-based compensation for the three and six months ended June 30, 2013 was $203,366 and $862,433, respectively, and is included in general and administrative expense in our Condensed Consolidated Statements of Operations. There was no such compensation cost for the three and six months ended June 30, 2012. As of June 30, 2013, there was total unrecognized compensation expense of $1,408,857 related to non-vested stock option awards and $104,996 related to non-vested restricted stock awards. That cost is expected to be recognized over a weighted-average period of 2.46 years and 2.10 years for the stock option and restricted stock awards, respectively.

2009 Stock Option Plan

During the first quarter of 2009, the Company's Board of Directors approved and adopted the 2009 Plan and designated 100,000 shares of our common stock for issuance under the 2009 Plan to employees, directors or consultants of the Company in the form of restricted stock or stock option awards. Under the terms of the 2009 Plan, stock option awards shall be made with exercise prices not less than 100% of the fair market value of the shares of Common Stock on the grant date. Since adoption, the Company issued awards for an aggregate of approximately 95,000 shares of common stock under the 2009 Plan. These awards were not stock options but instead fully vested shares at the date of grant. For the six months ended June 30, 2013, the Company issued no shares of common stock under the 2009 Plan.

Amended and Restated 2011 Incentive Stock Option Plan

Awards granted under the 2011 Plan are typically granted with with following vesting or payment schedule: 30% on the first anniversary of the grant date, 30% on the second anniversary of the grant date, and 40% on the third anniversary of the grant date. As of June 30, 2013, a total of 63,133 restricted shares have been reserved for issuance to employees, that remain unearned.

During the six months ended June 30, 2013, the Company issued 264,738, shares of common stock under the 2011 Plan. All shares were issued to officers, directors and employees of the Company as stock based compensation. An additional 423,733 of common shares have been reserved under the 2011 Plan, but have not become issuable under options or issued as restricted share awards.

As of June 30, 2013, the following sets forth the total number of shares reserved and remaining available for issuance under the 2009 and 2011 plans.

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

NOTE 18 - NET LOSS PER SHARE

Basic and diluted net loss per common share is computed on the basis of our weighted average number of common shares outstanding, as determined by using the calculations outlined below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Net loss	$(2,495,842)	$(878,762)	$(8,400,584)	$(1,809,036)

Weighted average shares of common stock	5,719,075	2,896,868	5,196,583	2,871,534
Dilutive effect of stock options	-	-	-	-
Common stock and common stock equivalents	5,719,075	2,896,868	5,196,583	2,871,534

Net loss per basic share	$(0.44)	$(0.30)	$(1.62)	$(0.63)
Net loss per diluted share	$(0.44)	$(0.30)	$(1.62)	$(0.63)

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

NOTE 20 - SEGMENT INFORMATION

The Company operates two reporting segments. The majority of the Company's assets are held in its Biomedicine segment, with the majority of the Company's operations located in the People’s Republic of China. The Company’s Consulting segment provides services to foreign and domestic companies seeking access to the U.S. capital markets, and substantially all revenue generating activities in that segment are conducted in the United States. The Company intends to use gross profit as our measure of profit and loss for each business segment. The accounting principles applied at the operating segment level in determining gross profit are the same as those applied at the consolidated financial statement level. Our management evaluates performance and allocates resources based on net sales, gross profit and working capital in each of the reporting segments.

		For the Three Months Ended June 30,
		2013		2012
		(in USD)	(% of Total)	(in USD)	(% of Total)
Biomedicine Segment
	Revenue	$-	0.0%	$194,774	100.0%
	Cost of services	-	0.0%	85,358	100.0%
	Gross profit	$-	0.0%	$109,416	100.0%
	Gross profit %	0.0%		56.2%

Consulting Segment
	Revenue	$111,434	0.0%	$-	0.0%
	Cost of services	-	0.0%	-	0.0%
	Gross profit	$111,434	0.0%	$-	0.0%
	Gross profit %	100.0%		0.0%

Total:
	Revenue	$111,434	0.0%	$194,774	100.0%
	Cost of services	-	0.0%	85,358	100.0%
	Gross profit	$111,434	0.0%	$109,416	100.0%
	Gross profit %	100.0%		56.2%

		For the Six Months Ended June 30,
		2013		2012
		(in USD)	(% of Total)	(in USD)	(% of Total)
Biomedicine Segment
	Revenue	$-	0.0%	$273,363	100.0%
	Cost of services	-	0.0%	113,048	100.0%
	Gross profit	$-	0.0%	$160,315	100.0%
	Gross profit %	0.0%		58.6%

Consulting Segment
	Revenue	$111,434	0.0%	$-	0.0%
	Cost of services	-	0.0%	-	0.0%
	Gross profit	$-	0.0%	$-	0.0%
	Gross profit %	100.0%		0.0%

Total:
	Revenue	$111,434	0.0%	$273,363	100.0%
	Cost of services	-	0.0%	113,048	100.0%
	Gross profit	$111,434	0.0%	$160,315	100.0%
	Gross profit %	100.0%		58.6%

NOTE 21 - SUBSEQUENT EVENTS

On July 24, 2013, the Company entered into a Subscription Agreement ("Subscription Agreement") with selected investors (the "Purchasers") that met the criteria as "Accredited Investors" as defined in Rule 501(a) of Regulation D under the Securities Act of 1933 (the "Act"), and other investors who met the criteria as "non-U.S. persons" who agreed to comply with the applicable requirements of Regulation S under the Act. The Company offered to sell up to an aggregate of 1,194,030 shares of the Company’s common stock, $0.001 par value.  Under the Subscription Agreement, on July 24, 2013 in an initial closing the Company issued to the Purchasers 448,508 shares of common stock at a price per share of $6.70 for an aggregate purchase price of $3,005,006.  Additional information regarding this financing appears in the Company’s 8-K filed on July 25, 2013.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis summarizes the significant factors affecting our results of operations, financial condition and liquidity position for the three and six months ended June 30, 2013 and 2012, and should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this filing.

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

In some cases, you can identify forward-looking statements by terms such as "may," "will," "should," "could," "would," "expects," "plans," "anticipates," "believes," "estimates," "projects," "predicts," "potential" and similar expressions. These statements reflect our current views with respect to future events and are based on assumptions and are subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. We discuss many of these risks in greater detail under the heading "Risk Factors" included in other reports we file with the Securities and Exchange Commission. Also, these forward-looking statements represent our estimates and assumptions only as of the date of the document containing the applicable statement.

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

Our Phase I clinical trial for Knee Osteoarthritis (KOA), was launched in March 2013, has recruited over 50% of the patients required for the trial. Our Phase I clinical trial for TC-DC immunotherapy treatment for Heptocellular Carcinoma (HCC) was also launched in March of 2013, and has completed its recruitment of its required patients in July 2013. Our current expectation is for initial results from these clinical trials to be available in the third quarter of 2013.  The focus of each of these trials is primarily on safety, however these trials are also expected to yield preliminary results on efficacy. We presently anticipate that our Phase I clinical trial for KOA therapy will be completed in the third quarter of 2013, and our Phase I clinical trial for TC-DC Therapy for HCC to be completed in the fourth quarter of 2013.

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

For the three and six months ended June 30, 2012, the biomedicine business generated $194,774 and $273,363, respectively, in revenue from the sales of enzyme reagent kits. We expect our biomedicine business to generate revenues primarily from the development of therapies for the treatment of Knee Osteoarthritis in 2014 and Hepatocellular Carcinoma in 2015 or 2016.

Our three and six months ending June 30, 2013 operating expenses in the Biomedicine business were in line with management’s plans and expectations.  We incurred an increase in operating expenses of approximately $371,000 and $1,061,000, respectively, for the three and six months ended June 30, 2013 as compared to the three and six months ended June 30, 2012, which is attributable to our merger transaction, in addition to expenses related to being a public company.

In addition, for the  six months ended June 30, 2013 we issued 342,360 shares of common stock, for which we recorded an expense of $1,694,682, based on the quoted market prices on the dates of issuance. These issuances were made to certain pre-merger private investors in Cellular Biomedicine Group Limited (CBMG BVI) while it was a privately-held corporation. CBMG BVI agreed that if it did not achieve ten Phase II clinical trials by March 31, 2013 it would issue certain contingent shares to its private investors. This contingent share obligation to investors was assumed by the Company in the merger. On March 29, 2013 the Company issued the contingent shares to these pre-merger investors as requrired.

Corporate History

Merger Between CBMG and EastBridge Investment Group Corporation

On November 13, 2012, EastBridge Investment Group Corporation (then an Arizona corporation) signed an agreement to merge with Cellular Biomedicine Group Limited, at that time a British Virgin Islands Company (CBMG BVI). Under the merger agreement, EastBridge’s wholly-owned merger subsidiary agreed to merge with CBMG BVI, with CBMG BVI as the surviving entity. As a result of the merger, which was consummated on February 6, 2013, Cellular Biomedicine Group Ltd. became the wholly-owned subsidiary of EastBridge Investment Group Ltd. The transactions under the merger agreement as amended are referred to as the "Merger". Following the merger, the Company's primary business became its Biomedicine business.

Also in connection with the Merger, the Company created a new Delaware subsidiary called EastBridge Investment Corp. ("EastBridge Sub"). Pursuant to a Contribution Agreement by and between EastBridge and EastBridge Sub dated February 6, 2013 (the "Contribution Agreement"), EastBridge contributed all of its current assets and liabilities to a newly formed, wholly-owned subsidiary of EastBridge, named "EastBridge Investment Corp.," which will continue the current business and operations of EastBridge. A copy of the agreement and plan of merger, and all related exhibits, were previously filed on Form 8-K filed on February 12, 2013. For additional information regarding our Merger, please refer to our current report on Form 8-K filed with the Securities and Exchange Commission on February 12, 2013 as amended on April 24, 2013, including all subsequent amendments, which reports are incorporated by reference. Effective on March 5, 2013 the Company changed its corporate name to "Cellular Biomedicine Group, Inc."

Biomedicine Business Overview

Our biomedicine business was founded in 2009 as a specialty biomedicine group by a team of experienced Chinese-American executives, scientists and doctors. In 2010 we established a manufacturing facility in Wuxi, and in 2012 we established a manufacturing facility in Shanghai, each of which are compliant with U.S. FDA "good manufacturing practice" (GMP) standard protocols. Our focus has been to monetize the rapidly growing health care market in China by marketing and commercializing stem cell and immune cell therapeutics, related tools and products from our patent-protected proprietary cell technology developed by our research and development team, as well as by utilizing exclusively in-licensed intellectual properties.

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

We have a long term joint venture with California Stem Cell Inc. (CSC). Under our joint venture arrangement we hold an exclusive license from CSC to develop and market Cancer (TC-DC), Motor Neuron Precursor Cells (MNP) and Neuronal Precursor Cells (NP) in greater China and Taiwan. These methodologies enable us to conduct certain clinical trials and commercialization. Our TC-DC therapy utilizes dendritic cells that have been taught the unique "signature" of the patient’s cancer, in order to trigger an effective immune response against cancer stem cells, the root cause of cancer metastasis and recurrence. We have a process to develop MNP and NP cells with high purity levels, validated by synapse formation, and have shown functional innervation with human muscle cells. These products enable us to conduct certain clinical trials and pursue commercialization of TC-DC therapy, and explore the development of new therapies for a variety of neurodegenerative diseases. Our four cellular technology platforms (TC-DC, adult adipose-derived, umbilical cells, and neural stem cells) enable us to create multiple cell formulations to develop potential treatments for specific medical conditions and diseases, as well as applying single cell types in a specific treatment protocol.

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

CBMG initially plans to use its centralized manufacturing facility located in Shanghai to service multiple hospitals within 200 kilometers of the facility. We aim to complete clinical trials for our KOA and HCC therapy candidates via the medical technology pathway through designated hospitals. Our goal is to first obtain permission for commercial use of the therapies from the Ministry of Health, for the respective hospitals in which the trials are being conducted. CBMG plans to scale up its customer base by qualifying multiple additional hospitals for the post-trial use of therapies, once approved, by following guidelines administered by MOH. Based on current estimates we expect our biomedicine business to generate revenues primarily from the development of therapies for the treatment of Knee Osteoarthritis within the next two years and Hepatocellular Carcinoma within the next three to five years.

Additionally, CBMG participates in the formulation of stem cell policy in China as a member of the Class III Medical Technology Approval Committee within the Chinese Medical Doctor’s Association (CMDA), an advisory body for the State Food and Drug Administration (SFDA) and Ministry of Health (MOH) on stem cell policy and regulatory affairs. We believe that few competitors in China are as well-equipped as we are in clinical trial development, diversified U.S. FDA protocol compliant manufacturing, regulatory compliance and policy making participation, as well as a long-term presence in the U.S. with U.S.-based management and investor base.

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

Tumor Cell Specific Dendritic Cells (TC-DC)

Recent scientific findings indicate the presence of special cells in tumors that are responsible for cancer metastases and relapse. Referred to as "cancer stem cells", these cells make up only a small portion of the tumor mass. The central concept behind Tumor Stem Cell Specific Dendritic Cell (TC-DC) therapy is to immunize against these cells. TC-DC therapy takes a sample of the patient’s own purified and irradiated cancer cells and combines them with specialized immune cells, thereby ‘educating’ the immune cells to destroy the cancer stem cells from which tumors arise. We believe the selective targeting of cells that drive tumor growth would allow for effective cancer treatment without the risks and side effects of current therapies that also destroy healthy cells in the body.

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

Hepatocellular Carcinoma (HCC)

CBMG has exclusive rights to develop and market tumor cell-dendritic cell (TC-DC) therapy for late stage HCC in greater China. In January 2013, we commenced a Phase I clinical trial with PLA 85 hospital in Shanghai, for our HCC therapy. Enrollment of patients was completed in July 2013. The treatment period in this trial is five months. The purpose of this trial is to evaluate the safety of our autologous immune cell therapy in primary hepatocellular carcinoma (HCC) patients following resection (surgical tumor removal) and Transarterial Chemo Embolization (TACE) Therapy, a type of localized chemotherapy technique.

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

After receiving resected tumor tissue at our lab, the first step is to perform an enzyme digest that breaks down the solid tumor into individual cells. These cells then enter a process and purification stage, where contaminating cells are eliminated. The next step is to establish a cell line in the expansion phase, which typically takes 6 weeks, depending on the quality and proliferation rate of the sample. Also during this stage, the patient undergoes a leukapheresis procedure in which circulating white blood cells are extracted, and further processed into dendritic cells in the lab. In the last step, the patient’s dendritic cells are combined with irradiated cancer stem cells and thus learn the particular cancer’s "signature", and finally these dendritic cells are delivered over a series of subcutaneous injections.

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

Stock-Based Compensation

We periodically use stock-based awards, consisting of shares of common stock or stock options, to compensate certain officers, employees, and consultants. Awards are expensed on a straight line basis over the requisite service period based on the grant date fair value, net of estimated forfeitures, if any.

Options - The compensation expense that has been charged against income related to stock-based compensation for the three and six months ended June 30, 2013 was $144,046 and $193,740, respectively, and is included in general and administrative expense in our Condensed Consolidated Statements of Operations. There was no such compensation cost for the three and six months ended June 30, 2012. As of June 30, 2013, there was $1,408,857 of total unrecognized compensation cost related to non-vested stock option awards. That cost is expected to be recognized over a weighted-average period of 2.46 years for the stock option awards.

Restricted shares - The compensation expense that has been charged against income related to stock-based compensation for the three and six months ended June 30, 2013 was $59,320 and $668,692, respectively, and is included in general and administrative expense in our Condensed Consolidated Statements of Operations. As of June 30, 2013, a total of 63,133 restricted shares awards have been granted that remain unearned. As of June 30, 2013, total unrecognized compensation expense related to unvested awards was $104,996 for which the weighted average period over which such compensation expense is to be recognized is 2.10 years.

Revenue Recognition

We utilize the guidance set forth in the Securities and Exchange Commission's Staff Accounting Bulletin (SAB) No. 104, regarding the recognition, presentation and disclosure of revenue in financial statements.

We engage in listing contracts with our clients which provide for the payment of fees, either in cash or equity, upon the achievement of certain milestones by our clients with our assistance, including the successful completion of a financial statement audit, the successful listing on a national stock exchange and the maintenance of ongoing Exchange Act registration requirements with the Securities and Exchange Commission. In some instances, payment may be made in advance of performance; however, such payment is often refundable in the event that milestones are not reached. We recognize revenue on a systematic basis as milestones are reached in accordance with FASB’s Accounting Standards Codification ("ASC") 605 "Revenue Recognition" Update No. 2009-13. Such guidance stipulates that revenue be recognized for individual elements in a multiple deliverable arrangement using the relative selling price method. We rely on internal estimates of the relative selling price of each element as objective third-party evidence is unattainable.

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

A full valuation allowance has been established against the majority of net deferred tax assets as of June 30, 2013 based on estimates of recoverability. While we have optimistic plans for our business strategy, we determined that such a valuation allowance was necessary given the current and expected near term losses and the uncertainty with respect to our ability to generate sufficient profits from our business model.

Results of Operations

Below is a discussion of the results of our operations for the three and six months ended June 30, 2013 and 2012. These results are not necessarily indicative of result that may be expected in any future period. Our prospects should be considered in light of the risks, expenses and difficulties that we may encounter. We may not be successful in addressing these risk and difficulties.

As of February 6, 2013, the Company (formerly EastBridge Investment Group Corporation) merged with Cellular Biomedicine Group, Ltd., with Cellular Biomedicine Group, Ltd. being the accounting acquirer thus resulting in a reverse merger for accounting purposes. Accordingly, our accompanying financial statements are reported on a consolidated basis subsequent to February 6, 2013, but reflect solely the operations of Cellular Biomedicine Group, Ltd. (a British Virgin Islands corporation) prior to the date of acquisition. Except where indicated, the following analysis compares the results of operations of the consolidated company for the three and six months ending June 30, 2013, with the results of operations (unaudited) of Cellular Biomedicine Group, Ltd. for the three and six months ended June 30, 2012.  Please refer to Note 2 of our financial statements for further details regarding the basis of presentation.

Comparison of Three Months Ended June 30, 2013 to Three Months Ended June 30, 2012

We are presenting consolidated pro forma information below to discuss and analyze changes for each business segment and for the Company overall, with respect to the three months ended June 30, 2013 as compared to the three months ended June 30, 2012.

	Three Months Ended June 30, 2013			Three Months Ended June 30, 2012

	CBMG As stated	EastBridge Pro forma Adjustment	Pro forma Consolidated	CBMG As stated	EastBridge Pro forma Adjustment	Pro forma Consolidated
Revenues	$111,434	$-	$111,434	$194,774	$166,771	$361,545
Cost of goods sold	-	-	-	85,358	-	85,358

Gross profit	111,434	-	111,434	109,416	166,771	276,187

Operating expenses:
General and administrative	1,904,355	-	1,904,355	787,317	313,349	1,100,666
Selling and marketing	78,951	-	78,951	145,968	24,766	170,734
Research and development	639,276	-	639,276	55,181	-	55,181
Total operating expenses	2,622,582	-	2,622,582	988,466	338,115	1,326,581
Operating loss	(2,511,148)	-	(2,511,148)	(879,050)	(171,344)	(1,050,394)

Other income (expense)
Interest expense	(11)	-	(11)	-	(272)	(272)
Interest income	1,182	-	1,182	288	-	288
Gain on extinguishment of debt	-	-	-	-	-	-
Other expense	14,135	-	14,135	-	-	-
Total other income (expense)	15,306	-	15,306	288	(272)	16
Loss before taxes	(2,495,842)	-	(2,495,842)	(878,762)	(171,616)	(1,050,378)

Income tax provision	-	-	-	-	(109)	-
Discontinued operations	-	-	-	-	-	-
Net loss	$(2,495,842)	$-	$(2,495,842)	$(878,762)	$(171,725)	$(1,050,378)
Other comprehensive income (loss):
Cumulative translation adjustment	31,959	-	31,959	$(4,760)	-	(4,760)
Unrecognized loss on investments	(112,253)	-	(112,253)	-	(42,847)	(42,847)
Comprehensive net loss	$(2,576,136)	$-	$(2,576,136)	$(883,522)	$(214,572)	$(1,097,985)

Earnings per share:
Basic and diluted	$(0.44)	$-	$(0.44)	$(0.31)	$(0.11)	$(0.24)
Weighted average common shares outstanding:
Basic and diluted	5,719,075	-	5,719,075	2,871,534	1,563,706	4,435,240

Results of Operations

Revenues

Three Months Ended June 30,	Revenues	Change from Prior Year	Percent Change from Prior Year

2013	$111,434	$(83,340)	(43)%
2012	$194,774

During the quarter ended June 30, 2013, our biomedicine segment recorded no revenue as we are in the clinical trial phase for the development and commercialization of our initial cell therapy candidates. The consulting segment earned $111,434 cash from services rendered.  During the second quarter of 2012, we derived $194,774 of revenue from our biomedicine segment related to the incidental sales of enzyme reagent kits for research use.

During the second quarter of 2012, we recorded no revenue from the consulting segment.

Cost of Sales

Three Months Ended June 30,	Cost of Sales	Change from Prior Year	Percent Change from Prior Year

2013	$-	$(85,358)	(100)%
2012	$85,358

For our biomedicine segment, our cost of sales were zero in the second quarter of 2013 due to the lack of recorded revenue, and 2012 cost of sales were associated with sales of enzyme reagent kits.

During the second quarter of 2013 and the second quarter of 2012, we recorded no cost of sales from the consulting segment.

General and Administrative Expenses

Three Months Ended June 30,	General & Administrative Expenses	Change from Prior Year	Percent Change from Prior Year

2013	$1,904,355	$1,117,038	142%
2012	$787,317

General and administrative expenses increased by $1,117,038 in the three months ended June 30, 2013 as compared to the three months ended June 30, 2012 primarily as a result of the addition of the consulting segment  and increased stock-based compensation.  In addition, we incurred higher expenses relating to compensation of our executives, professional fees, and travel, due to certain increased activities in both segments, and relating to the integration of the formerly privately-held biomedicine business into our Company, a public reporting entity.

We incurred an increase of approximately $815,000 in consulting, legal, and professional fees due to costs associated with our merger, and partly as a result of increased corporate activities relating to merger integration, accounting, corporate governance, and compliance matters.

We recognized stock-based compensation expenses of approximately $203,000 on the issued unvested restricted stock and option awards.  We also incurred an increase in compensation expense in the amount of approximately $41,000, relating to employment agreements that we entered into with our new senior executive officers following the merger as well as the addition of new hires and commencement of new employment agreements.

We also had an increase other general and administrative expenses of approximately $92,000, due to other miscellaneous activities, partially offset by a decrease in rent expense of approximately $35,000.

Sales and Marketing Expenses

Three Months Ended June 30,	Sales & Marketing Expenses	Change from Prior Year	Percent Change from Prior Year

2013	$78,951	$(67,017)	(46)%
2012	$145,968

Sales and marketing expenses increased for travel and investor relations expenses from the three month period ended June 30, 2013 versus the three month period ended June 30, 2012.

Research and Development

Three Months Ended June 30,	Research and Development Expenses	Change from Prior Year	Percent Change from Prior Year

2013	$639,276	$584,095	1059%
2012	$55,181

Research and development costs increased by $584,095 in the three month period ended June 30, 2013 versus the three month period ended June 30, 2012 due primarily to an increase in research and development personnel costs, increased depreciation and amortization, and an increase in property management fees.

Our research and development personnel costs and related expenses increased by approximately $171,000 for the second quarter of 2013 as compared to the same period of the prior year, due to an increase in staffing in our biomedicine segment.

In the second quarter of 2013, we recorded approximately $179,000 more in depreciation and amortization as compared to the same period of the prior year, which was principally due to amortized licensing expense relating to our $1 million initial license payment to California Stem Cell, Inc. In addition we had more patents in the second quarter of 2013 as compared to the same quarter of the prior year, which caused an increase in the amount of depreciation expense relating to our patents.

We incurred increased property management fees in the amount of approximately $51,000 for the first quarter of 2013 as compared to the same quarter in the prior year, mainly due to the fact that our primary research and development center in Shanghai had not been completed in 2012.  By the first quarter of 2013 our research and development  center had become operational, and accordingly we incurred increased property management expenses relating to this facility.

As our research and development activities have expanded we have incurred expenses of approximately $71,000 as well as research and development  marketing expenses and raw material costs, in the approximate amount of $112,000.

Operating Income (Loss)

Three Months Ended June 30,	Operating Income (Loss)	Change from Prior Year	Percent Change from Prior Year

2013	$(2,511,148)	$(1,632,098)	186%
2012	$(879,050)

The decrease in our operating income for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012 is primarily due to the increase in general and administrative expenses, which is described above.

Total Other Income (Expense)

Three Months Ended June 30,	Total Other (Income) Expense	Change from Prior Year	Percent Change from Prior Year

2013	$(15,306)	$(15,018)	5215%
2012	$(288)

For the three months ended June 30, 2013, other (income) expense consisted of a gain from the issuance of stock in exchange for services rendered of approximately $41,000 partially offset by a realized foreign currency loss of approximately $18,500, and a realized loss on investment of approximately $8,500, which was partially offset by a interest income of approximately $500. During the three months ended June 30, 2012, the Company earned interest income of approximately $300 from the Company’s bank deposits.

Income Tax Provision (Benefit)

Three Months Ended June 30,	Income Tax Provision (Benefit)	Change from Prior Year	Percent Change from Prior Year

2013	$-	$-	0%
2012	$-

We incurred no tax provisions for the three months ended June 30, 2013 and 2012 due to the effects of operating losses offset by valuation allowances against all of our deferred tax assets, including net operating losses. While we have optimistic plans for our business strategy, we determined that a valuation allowance was necessary given the prior losses and the uncertainty with respect to our ability to generate sufficient profits from our business model.

Net Loss

Three Months Ended June 30,	Net Loss	Change from Prior Year	Percent Change from Prior Year

2013	$(2,495,842)	$(1,617,080)	184%
2012	$(878,762)

Changes in net income (loss) are primarily attributable to changes in operating income, and other income (expense), each of which is described above.

Comprehensive Net Loss

Three Months Ended June 30,	Comprehensive Net Loss	Change from Prior Year	Percent Change from Prior Year

2013	$(2,576,136)	$(1,692,614)	192%
2012	$(883,522)

For the three months ended June 30, 2013, we recorded an unrecognized loss on investments of approximately $112,000 offset by foreign currency translations of approximately $32,000. For the three months ended June 30, 2012, we had no unrecognized losses on investments and foreign currency translations were approximately $(4,800).

Comparison of Six Months Ended June 30, 2013 to Six Months Ended June 30, 2012

We are presenting consolidated pro forma information below to discuss and analyze changes for each business segment and for the Company overall, with respect to the six months ended June 30, 2013 as compared to the six months ended June 30, 2012.

	Six Months Ended June 30, 2013			Six Months Ended June 30, 2012

	CBMG As stated	EastBridge Pro forma Adjustment	Pro forma Consolidated	CBMG As stated	EastBridge Pro forma Adjustment	Pro forma Consolidated
Revenues	$111,434	$-	$111,434	$273,363	$166,771	$440,134
Cost of goods sold	-	-	-	113,048	-	113,048

Gross profit	111,434	-	111,434	160,315	166,771	327,086

Operating expenses:
General and administrative	6,976,747	212,770	7,189,517	1,483,828	526,179	2,010,007
Selling and marketing	107,653	18,392	126,045	175,689	38,230	213,919
Research and development	1,119,781	-	1,119,781	311,135	-	311,135
Total operating expenses	8,204,181	231,162	8,435,343	1,970,652	564,409	2,535,061
Operating loss	(8,092,747)	(231,162)	(8,323,909)	(1,810,337)	(397,638)	(2,207,975)

Other income (expense)
Interest expense	(257,761)	-	(257,761)	-	1,403	1,403
Interest income	2,465	455	2,920	1,301	-	1,301
Gain on extinguishment of debt	-	-	-	-	-	-
Other expense	(52,541)	-	(52,541)	-	(19,755)	(19,755)
Total other income (expense)	(307,837)	455	(307,382)	1,301	(18,352)	(17,051)
Loss before taxes	(8,400,584)	(230,707)	(8,631,291)	(1,809,036)	(415,990)	(2,225,026)

Income tax provision	-	-	-	-	(109)	-
Discontinued operations	-	-	-	-	-	-
Net loss	$(8,400,584)	$(230,707)	$(8,631,291)	$(1,809,036)	$(416,099)	$(2,225,026)
Other comprehensive income (loss):
Cumulative translation adjustment	31,959	-	31,959	$1,059	-	1,059
Unrecognized loss on investments	(734,573)	(4,462,545)	(5,197,118)	-	(42,847)	(42,847)
Comprehensive net loss	$(9,103,198)	$(4,693,252)	$(13,796,450)	$(1,807,977)	$(458,946)	$(2,266,814)

Earnings per share:
Basic and diluted	$(1.62)	$(0.73)	$(1.57)	$(0.63)	$(0.27)	$(0.50)

Weighted average common shares outstanding:
Basic and diluted	5,196,583	313,930	5,510,513	2,871,534	1,548,917	4,420,451

Results of Operations

Revenues

Six Months Ended June 30,	Revenues	Change from Prior Year	Percent Change from Prior Year

2013	$111,434	$(161,929)	(59)%
2012	$273,363

During the six months ended June 30, 2013, our biomedicine segment recorded no revenue as we are in the clinical trial phase for the development and commercialization of our initial cell therapy candidates. Our consulting segment earned $111,434 cash from services rendered.  During the six months ended June 30, 2012, we derived $273,363 of revenue from our biomedicine segment related to the incidental sales of enzyme reagent kits for research use.  We recorded no revenue from the consulting segment.

Cost of Sales

Six Months Ended June 30,	Cost of Sales	Change from Prior Year	Percent Change from Prior Year

2013	$-	$(113,048)	(100)%
2012	$113,048

For our biomedicine segment, our cost of sales were zero in the six months ended June 30, 2013 due to the lack of recorded revenue, and the six months ended June 30, 2012 cost of sales were associated with sales of enzyme reagent kits.

During six months ended June 30,  2013 and  2012, we recorded no cost of sales from the consulting segment.

General and Administrative Expenses

Six Months Ended June 30,	General and Administrative Expenses	Change from Prior Year	Percent Change from Prior Year

2013	$6,976,747	$5,492,919	370%
2012	$1,483,828

General and administrative expenses increased by $5,492,919 for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012 primarily as a result of one-time merger-related expenses, the issuance of contingent stock to certain biomedicine investors, and increased stock-based compensation, all incurred during the six months ended June 30, 2013.  In addition, we incurred higher expenses relating to compensation of our executives, professional fees, and travel, due to certain increased activities in both segments, and relating to the integration of the formerly privately-held biomedicine business into our Company, a public reporting entity.

We incurred an increase of approximately $1,298,000 in consulting, legal, and professional fees due to costs associated with our merger, and partly as a result of increased corporate activities in the biomedicine segment relating to post-merger integration, accounting, corporate governance, and compliance matters, including fees related to consulting operations listing agreements.

On March 29, 2013 we issued 342,360 shares of our common stock to certain biomedicine investors under the terms of their pre-merger investment in CBMG BVI.  In connection with this issuance we recorded a stock issuance expense in the amount of approximately $1,695,000.   This stock issuance expense was a one-time event related to a pre-merger financing, and we have no further obligations to issue additional securities to these investors.

On February 14, 2013 we issued 71,814 shares of our common stock to employees in our biomedicine segment, as stock-based compensation earned by them prior to the merger through and up to the date of issuance of shares. We recorded an expense in the amount of approximately $305,000 relating to this stock-based compensation. We recorded an additional expense of approximately $550,000 as a true-up to the unearned restricted stock awards issued prior to employees prior to the merger. We issued stock options to employees of the biomedicine business, we recognized stock-based compensation expenses of approximately $311,000 on the issued unvested stock and option awards. We also incurred an increase in compensation expense in the amount of approximately $378,000, relating to employment agreements that we entered into with our new senior executive officers following the merger. The increases in compensation expense relating to our biomedicine business in comparison to the same period in the prior year were correlated with increased business activity in our biomedicine segment, a well as the addition of new hires and commencement of new employment agreements.

We also awarded, as a performance bonus to the officers EastBridge Sub who operate our consulting segment, a total of 60,000 shares of common stock for which we recorded a one-time compensation expense in the amount of $360,000, and agreed to pay the same officers a bonus in the amount of $357,000 in August of 2013 or earlier upon the satisfaction of certain conditions, for which we accrued an expense in the amount of $357,000 in the first quarter of 2013.

For the six months ended June 30, 2013, we incurred increased travel expenses in the amount of approximately $236,000, relating to merger negotiations and increased business activities in both segments, as compared to the same period in 2012.

In the six months ended June 30, 2013 we also had an increase in other general and administrative expenses of approximately $72,000, partially offset by a decrease in rent expense of approximately $70,000.

Of the $5,492,919 overall increase in general and administrative expenses, approximately $2.7 million was in the form of cash expenses, and the remainder were non-cash.

Sales and Marketing Expenses

Six Months Ended June 30,	Sales & Marketing Expenses	Change from Prior Year	Percent Change from Prior Year

2013	$107,653	$(68,036)	(39)%
2012	$175,689

Sales and marketing expenses increased as a result of an increase in travel and investor relations activities in from the six month period ended June 30, 2013 versus the six month period ended June 30, 2012.

Research and Development

Six Months Ended June 30,	Research and Development Expenses	Change from Prior Year	Percent Change from Prior Year

2013	$1,119,781	$808,646	260%
2012	$311,135

Research and development costs increased by $808,646 in the six month period ended June 30, 2013 versus the six month period ended June 30, 2012 due primarily to an increase in research and development personnel costs, increased depreciation and amortization, and an increase in property management fees.

Our research and development personnel costs and related expenses increased by approximately $252,000 for the first six months of 2013 as compared to the same period of the prior year, due to an increase in staffing in our biomedicine segment.

In the first six months of 2013, we recorded approximately $326,000 more in depreciation and amortization as compared to the same period of the prior year, which was principally due to amortized licensing expense relating to our $1 million initial license payment to California Stem Cell, Inc. In addition we had more patents in the first six months of 2013 as compared to the same period in the prior year, which caused an increase in the total amount of depreciation expense relating to our patents.

We incurred increased property management fees in the amount of approximately $121,000 for the first six months of 2013 as compared to the same quarter in the prior year, mainly due to the fact that our primary research and development center in Shanghai had not been completed in 2012.  During the first six months of 2013 our research and development center had become operational, and accordingly we incurred increased property management expenses relating to this facility. In addition, we incurred increased in research and development marketing expenses and raw material costs, in the approximate amount of $109,000.

Operating Income (Loss)

Six Months Ended June 30,	Operating Income (Loss)	Change from Prior Year	Percent Change from Prior Year

2013	$(8,092,747)	$(6,282,410)	347%
2012	$(1,810,337)

The decrease in our operating income for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012 is primarily due to an increase in general and administrative expenses along with an increase in research and development expenses, both of which are described above.

Total Other Income (Expense)

Six Months Ended June 30,	Total Other (Income) Expense	Change from Prior Year	Percent Change from Prior Year

2013	$307,837	$309,138	(23762)%
2012	$(1,301)

For the six months ended June 30, 2013, other income (expense) consisted of an accrual of interest on deferred salaries of the officers of consulting segment of approximately $258,000, realized losses on investments of approximately $69,000, the excess market value from the stock issued for services rendered in the amount of $22,000, realized losses on foreign currency of approximately $18,500, which was partially offset by a gain of approximately $41,000 from the issuance of stock in exchange for services , and a non-recurring subsidy of $16,000 from the Chinese government. During the six months ended June 30, 2012, the Company earned interest income of approximately $1,000 from the Company’s bank deposits.

Income Tax Provision (Benefit)

Six Months Ended June 30,	Income Tax Provision (Benefit)	Change from Prior Year	Percent Change from Prior Year

2013	$-	$-	0%
2012	$-

We incurred no tax provisions for the six months ended June 30, 2013 and 2012 due to the effects of operating losses offset by valuation allowances against all of our deferred tax assets, including net operating losses. While we are optimistic about our business strategy, we determined that a valuation allowance was necessary given our prior history of losses and uncertainty with respect to our ability to generate sufficient profits from our business model.

Net Loss

Six Months Ended June 30,	Net Loss	Change from Prior Year	Percent Change from Prior Year

2013	$(8,400,584)	$(6,591,548)	364%
2012	$(1,809,036)

Changes in net income (loss) are primarily attributable to changes in operating income, and other income (expense), each of which is described above.

Comprehensive Net Loss

Six Months Ended June 30,	Comprehensive Net Loss	Change from Prior Year	Percent Change from Prior Year

2013	$(9,103,198)	$(7,295,221)	404%
2012	$(1,807,977)

For the six months ended June 30, 2013, we recorded an unrecognized loss on investments of $734,573 offset by foreign currency translations of $31,959. For the six months ended June 30, 2012, we had no unrecognized losses on investments and foreign currency translations were approximately $1,059.

Liquidity and Capital Resources

Net cash used in operating activities was $4,610,538 and $1,986,455 for the six months ended June 30, 2013 and 2012, respectively. The increase is mainly attributable to an increased net loss of approximately $6.6 million, partially offset by an increase in non-cash charges of approximately $3.7 million.

Net cash provided by (used in) investing activities was $2,513,721 and $(901,840) for the six months ended June 30, 2013 and 2012, respectively. This was attributed primarily to the merger of EastBridge which resulted in the addition of approximately $2.5 million in cash to the combined Company’s balance sheet.

Net cash provided by (used in) financing activities was $(1,250) and $1,107,277 for the six months ended June 30, 2013 and 2012, respectively. This was primarily associated with the stock sold for cash in 2012. The Company did not conduct any equity or debt financing during the first half of 2013.

We had working capital of $201,785 as of June 30, 2013 compared to $3,754,386 as of December 31, 2012. Our cash position decreased to $2,060,148 at June 30, 2013 compared to $4,144,896 as of December 31, 2012, as we had an increase in cash used in operating and financing activities, offset by the increase in cash provided by investing activites.

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

In July of 2013, we raised approximately $3 million in working capital by issuing our common stock. For additional information regarding this financing see Note 21 – Subsequent Events.

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

In order to finance our medium to long term plans, we intend to rely upon external financing. This financing may be in the form of equity and or debt, in private placements and/or public offerings, or arrangements with private lenders. Due to our short operating history and our early stage of development, particularly in our biomedicine business, we may find it challenging to raise capital on terms that are acceptable to us, or at all. Furthermore our negotiating position in the capital raising process may worsen as we consume our existing resources. Investor interest in a company such as ours is dependent on a wide array of factors, including the state of regulation of our industry in China (e.g. the policies of MOH and the SFDA), the U.S. and other countries, political headwinds affecting our industry, the investment climate for issuers involved in businesses located or conducted within China, the risks associated with our corporate structure, risks relating to our joint venture partners, licensed intellectual property, as well as the condition of the global economy and financial markets in general. Additional equity financing may be dilutive to our stockholders; debt financing, if available, may involve significant cash payment obligations and covenants that restrict our ability to operate as a business; our stock price may not reach levels necessary to induce option or warrant exercises; and asset sales may not be possible on terms we consider acceptable. If we are unable to raise the capital necessary to meet our medium- and long-term liquidity needs, we may have to delay or discontinue certain clinical trials, the licensing, acquisition and/or development of cell therapy technologies, and/or the expansion of our biomedicine business; or we may have to raise funds on terms that we consider unfavorable. For a more complete discussion of risks that our business is subject to, refer to the "Risk Factors" section below.

Liquidity

To support our liquidity needs for the three and six months ended June 30, 2013, we utilized our then current cash reserves.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the "Exchange Act") is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has concluded that, as of June 30, 2013, our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There have been no material changes in our internal control over financial reporting that occurred during the six months ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time we may be involved in judicial or administrative proceedings concerning matters arising in the ordinary course of business. We do not expect that any of these matters, individually or in the aggregate, will have a material adverse effect on our business, financial condition, cash flows or results of operation.

ITEM 1A. RISK FACTORS

For purposes of this periodic report and Item 1A, "CBMG BVI" refers to Cellular Biomedicine Group Ltd., a British Virgin Islands corporation, which is now a wholly-owned subsidiary of the registrant, together with its business, operations, subsidiaries and controlled entities). The "Company", "CBMG", "we", "us", "our" and similar terms refer to Cellular Biomedicine Group, Inc. (a Delaware corporation) as a combined entity including each of its subsidiaries and controlled companies following the merger (formerly EastBridge Investment Group Corporation), unless the context otherwise requires. "EastBridge Sub" refers to the Company's wholly owned subsidiary EastBridge Investment Corp.

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

We have yet to develop any therapeutic products that have been approved for marketing, and we do not expect to become profitable within the next several years, but rather expect our biomedicine business to incur additional and increasing operating losses. Before commercializing any therapeutic product in China, we may be required to obtain regulatory approval from the Ministry of Health ("MOH"), PRC’s State Food and Drug Administration ("SFDA"), local regulatory authorities, and/or individual hospitals, and outside China from equivalent foreign agencies after conducting extensive preclinical studies and clinical trials that demonstrate that the product candidate is safe and effective.

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

Our interests in China will be subject to China’s rules and regulations on currency conversion. In particular, the initial capitalization and operating expenses of the VIE (Cellular Biomedicine Group Ltd. (Shanghai)) are funded by our WFOE, Cellular Biomedicine Group Ltd. (Wuxi). In China, the State Administration for Foreign Exchange, or SAFE, regulates the conversion of the Chinese Renminbi into foreign currencies and the conversion of foreign currencies into Chinese Renminbi. Currently, foreign investment enterprises are required to apply to the SAFE for Foreign Exchange Registration Certificates, or IC Cards of Enterprises with Foreign Investment. Foreign investment enterprises holding such registration certificates, which must be renewed annually, are allowed to open foreign currency accounts including a "basic account" and "capital account." Currency translation within the scope of the "basic account," such as remittance of foreign currencies for payment of dividends, can be effected without requiring the approval of the SAFE. However, conversion of currency in the "capital account," including capital items such as direct investments, loans, and securities, require approval of the SAFE. According to the Notice of the General Affairs Department of the State Administration of Foreign Exchange on the Relevant Operating Issues Concerning the Improvement of the Administration of Payment and Settlement of Foreign Currency Capital of Foreign-invested Enterprises promulgated on August 29, 2008, or the SAFE Notice 142, to apply to a bank for settlement of foreign currency capital, a foreign invested enterprise shall submit the documents certifying the uses of the RMB funds from the settlement of foreign currency capital and a detailed checklist on use of the RMB funds from the last settlement of foreign currency capital. It is stipulated that only if the funds for the settlement of foreign currency capital are of an amount not more than US$50,000 and are to be used for enterprise reserve, the above documents may be exempted by the bank. This SAFE Notice 142, along with the recent practice of Chinese banks of restricting foreign currency conversion for fear of "hot money" going into China, limits and may continue to limit our ability to channel funds to the VIE entities for their operation. There can be no assurance that the PRC regulatory authorities will not impose further restrictions on the convertibility of the Chinese currency. Future restrictions on currency exchanges may limit our ability to use our cash flow for the distribution of dividends to our stockholders or to fund operations we may have outside of China, which could materially adversely affect our business and operating results.

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

On December 16, 2011, China’s Ministry of Health announced its intention to more tightly regulate clinical trials and stem cell therapeutic treatments in the PRC. The Ministry of Health ordered an immediate halt to "unapproved stem cell clinical trials and applications," and put applications for new clinical trials on hold until July 1, 2012, which moratorium has been extended. For those clinical trials for stem cell products already approved by the SFDA, the Clinical Trial Approval Instructions and the Good Clinical Practice, or GCP, shall be strictly followed, with unwarranted changes to the approved clinical trial protocol and profit-seeking activities strictly forbidden. As of the date of this annual report, the foregoing moratorium has not been lifted.

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

In addition, the Ministry of Commerce, or the MOFCOM, promulgated the Rules of Ministry of Commerce on Implementation of Security Review System of Mergers and Acquisitions of Domestic Enterprises by Foreign Investors in August 2011, or the MOFCOM Security Review Rules, to implement the Notice of the General Office of the State Council on Establishing the Security Review System for Mergers and Acquisitions of Domestic Enterprises by Foreign Investors promulgated on February 3, 2011, or Circular No. 6. The MOFCOM Security Review Rules came into effect on September 1, 2011 and replaced the Interim Provisions of the Ministry of Commerce on Matters Relating to the Implementation of the Security Review System for Mergers and Acquisitions of Domestic Enterprises by Foreign Investors promulgated by MOFCOM in March 2011. According to these circulars and rules, a security review is required for mergers and acquisitions by foreign investors having "national defense and security" concerns and mergers and acquisitions by which foreign investors may acquire the "de facto control" of domestic enterprises having "national security" concerns. In addition, when deciding whether a specific merger or acquisition of a domestic enterprise by foreign investors is subject to the security review, the MOFCOM will look into the substance and actual impact of the transaction. The MOFCOM Security Review Rules further prohibit foreign investors from bypassing the security review requirement by structuring transactions through proxies, trusts, indirect investments, leases, loans, control through contractual arrangements or offshore transactions. There is no explicit provision or official interpretation stating that our business falls into the scope subject to the security review, and there is no requirement for foreign investors in those mergers and acquisitions transactions already completed prior to the promulgation of Circular No. 6 to submit such transactions to MOFCOM for security review. The enactment of the MOFCOM National Security Review Rules specifically prohibits circumvention of the rules through VIE arrangement in the area of foreign investment in business of national security concern. Although we believe that our business, judging from its scale, should not cause any concern for national security review at its current state, there is no assurance that MOFCOM would not apply the same concept of anti-circumvention in the future to foreign investment in prohibited areas through VIE structure, the same way that our investment in China was structured.

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

On April 6, 2007, State Administration of Foreign Exchange of China (the "SAFE") issued the "Operating Procedures for Administration of Domestic Individuals Participating in the Employee Stock Ownership Plan or Stock Option Plan of An Overseas Listed Company, also known as "Circular 78." It is not clear whether Circular 78 covers all forms of equity compensation plans or only those which provide for the granting of stock options. For any plans which are so covered and are adopted by a non-PRC listed company, such as our company, after April 6, 2007, Circular 78 requires all participants who are PRC citizens to register with and obtain approvals from SAFE prior to their participation in the plan. In addition, Circular 78 also requires PRC citizens to register with SAFE and make the necessary applications and filings if they participated in an overseas listed company’s covered equity compensation plan prior to April 6, 2007. We believe that the registration and approval requirements contemplated in Circular 78 will be burdensome and time consuming.

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

RISKS RELATED TO OUR COMMON STOCK

Our share ownership is concentrated.

One stockholder, Global Health Investment Holdings Ltd. ("Global Health"), beneficially owns approximately 45% of our issued and outstanding Common Stock. As a result, that stockholder will exert significant influence over all matters requiring stockholder approval, including the election and removal of directors, any merger, consolidation or sale of all, or substantially all, of the assets, as well as any charter amendment and other matters requiring stockholder approval. This concentration of ownership may delay or prevent a change in control and may have a negative impact on the market price of our Common Stock by discouraging third party investors.  The Company is a party to a lockup agreement with Global Health entered into on January 21, 2013, which was assumed by the Company on the closing date of the merger on February 6, 2013. Under the agreement, Global Health agreed for a period of one year after the closing date of the Merger to (i) not offer, sell, agree to sell, contract to sell, hypothecate, pledge, grant any option to purchase, made any short sale, or otherwise dispose of or hedge, directly or indirectly, any of the Company’s common stock or any securities convertible into or exchangeable or exercisable for the Company’s common stock, or publicly announce an intention to effect any such transaction, in connection with Global Health’s shares, or exercise any right without respect to the registration of its shares, or file or cause to be filed any registration statement in connection with its shares without prior written consent of the Company; or (ii) enter into any swap or any other agreement or any transaction that transfers, in whole or in part, the economic consequences of ownership of Global Health’s shares without prior written consent of the Company.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On April 29, 2013, the Company issued 21,766 shares of common stock to Richardson & Patel LLP in exchange for services rendered. We relied on Section 4(2) of the Securities Act in issuing the common stock as there was no form of general solicitation or general advertising in the private offer and sale of these securities.

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

CELLULAR BIOMEDICINE GROUP, INC.
(Registrant)

Date: August 14, 2013	By:	/s/ Wen Tao (Steve) Liu
Wen Tao (Steve) Liu
Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Andrew Chan
Andrew Chan
Chief Financial Officer (Principal Financial and Accounting Officer)