Form 10-Q/A
period 2013-06-30
Cellular Biomedicine Group, Inc.
filed 2013-08-15
CIK 1378624

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 (the “Amendment”) to the Cellular Biomedicine Group, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, filed with the Securities and Exchange Commission on August 14, 2013 (the “Form 10-Q”), is solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language). Exhibit 101 was not accepted for filing on August 14, 2013 due to an inadvertent transmission error associated with the EDGAR filing system.

No other changes have been made to the Form 10-Q. This Amendment speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred after to the original filing date, and does not modify or in any way update disclosures made in the original Form 10-Q.

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

CELLULAR BIOMEDICINE GROUP, INC.
(Registrant)

Date: August 15, 2013	By:	/s/ Wen Tao (Steve) Liu
Wen Tao (Steve) Liu
Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Andrew Chan
Andrew Chan
Chief Financial Officer (Principal Financial and Accounting Officer)