Form 10-Q/A
period 2013-03-31
Cellular Biomedicine Group, Inc.
filed 2013-12-06
CIK 1378624

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 2

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

TABLE OF CONTENTS

Explanatory Note

This Amendment No.  2 (this “Amendment”) on Form 10-Q/A amends and restates the Quarterly Report on Form 10-Q filed by the registrant with the Securities and Exchange Commission (the “SEC”) on August 14 , 2013.

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

CELLULAR BIOMEDICINE GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31,	December 31,
	2013	2012
	(restated see note 4)	(restated see note 4)
Assets
Cash	$4,857,620	$4,144,896
Accounts receivable	-	20,683
Other receivable	140,296	128,681
Inventory	38,837	37,241
Prepaid expenses	81,175	18,118
Other current assets	50,000	-
Total current assets	5,167,928	4,349,619

Investments	1,335,122	-
Property, plant and equipment, net	1,230,686	1,326,882
Goodwill	6,808,533	-
Intangibles	857,283	940,897
Long-term prepaid expenses and other assets	130,049	134,229
Total assets (1)	$15,529,601	$6,751,627

Liabilities and Stockholders' Equity
Liabilities:
Accounts payable	$115,901	$23,931
Disputed accounts payable	-	-
Accrued expenses	2,171,063	97,454
Tax payable	10,121	-
Deferred revenue	251,834	-
Advances payable to related party	31,910	-
Other current liabilities	362,104	473,848
Total current liabilities	2,942,933	595,233

Deferred tax liability non-current	76,544	-
Total liabilities (1)	3,019,477	595,233

Stockholders' equity:

Preferred stock, par value $.001, 50,000,000 shares
authorized; none issued and outstanding
as of March 31, 2013 and December 31, 2012, respectively	-	-

Common stock, par value $.001, 300,000,000 shares authorized;
5,704,245 and 3,710,560 issued and outstanding
as of March 31, 2013 and December 31, 2012, respectively	5,704	3,711
Additional paid in capital	25,917,874	14,713,713
Accumulated deficit	(12,850,800)	(8,618,945)
Accumulated other comprehensive income (loss)	(562,654)	61,626
Total stockholders' equity	12,510,124	6,156,394

Total liabilities and stockholders' equity	$15,529,601	$6,751,627
____________
(1)
The Company’s consolidated assets as of March 31, 2013 and December 31, 2012 include $1,616,044 and $1,301,225, respectively, being assets of variable interest entities, or VIEs, that can only be used to settle obligations of the VIEs. These assets include property, plant and equipment, net, of $979,246 and $1,082,358 as of March 31, 2013 and December 31, 2012, respectively; cash and cash equivalents of $403,882 and $10,183 as of March 31, 2013 and December 31, 2012, respectively; other  receivable of $75,466 and $51,949 as of March 31, 2013 and December 31, 2012, respectively; intangibles of $78,517 and $79,468 as of March 31, 2013 and December 31, 2012, respectively;  long-term prepaid expenses and other assets of $26,139 and $39,615 as of March 31, 2013 and December 31, 2012, respectively; prepaid expenses and other assets of $33,089 and $4,420 as of March 31, 2013 and December 31, 2012, respectively; and inventory of $19,705 and $32,232 as of March 31, 2013 and December 31, 2012, respectively. The Company’s consolidated liabilities as of March 31, 2013 and December 31, 2012 included $422,712 and $555,248, respectively, being liabilities of VIEs whose creditors have no recourse to the Company. These liabilities include accrued expenses of $413,920 and $539,244 as of March 31, 2013 and December 31, 2012, respectively; and accounts payable of $8,792 and $16,004 as of March 31, 2013 and December 31, 2012, respectively. See further description in Note 6, Variable Interest Entity.

The accompanying notes are an integral part of these condensed consolidated financial statements.

CELLULAR BIOMEDICINE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended
	March 31,
	2013	2012
	(restated see note 4)	(restated see note 4)
Revenues	$-	$78,589

Cost of goods sold	-	27,690

Gross profit	-	50,899

Operating expenses:
General and administrative	4,583,697	985,459
Selling and marketing	28,701	29,721
Research and development	480,505	255,954
Total operating expenses	5,092,903	1,271,134
Operating loss	(5,092,903)	(1,220,235)

Other income (expense)
Interest expense	(257,438)	-
Interest income	971	1,013
Other expense	(66,676)	-
Total other income (expense)	(323,143)	1,013
Loss before taxes	(5,416,046)	(1,219,222)

Income tax provision	-	-
Net loss	$(5,416,046)	$(1,219,222)
Other comprehensive income (loss):
Cumulative translation adjustment	(1,960)	$5,819
Unrecognized loss on investments	(622,320)	-
Comprehensive net loss	$(6,040,326)	$(1,213,403)

Earnings per share:
Basic and diluted	$(1.16)	$(0.42)

Weighted average common shares outstanding:
Basic and diluted	4,668,283	2,877,825

The accompanying notes are an integral part of these condensed consolidated financial statements.

CELLULAR BIOMEDICINE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	For the three months ended
	March 31,
	2013	2012
	(restated see note 4)	(restated see note 4)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,416,046)	$(1,219,222)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	216,751	36,783
Non-cash stock compensation expense	710,402	-
Amortization of deferred stock compensation	125,179	-
Common stock issued for services	1,776,681	288,948
Deferred tax asset	(10,622)	-
Loss on the disposal of fixed assets	-	345
Loss on the disposal of investments	60,625	-
Changes in operating assets and liabilities:
Accounts receivables	20,683	(25,490)
Other receivables	(11,615)	(54,732)
Inventory	(1,596)	11,196
Prepaid expenses	(63,057)	(262,285)
Accounts payables	(57,128)	(27,803)
Other payables	(117,478)	(559,347)
Taxes payable	-	5,142
Accrued liabilities	927,507	(16,468)
Long-term prepaid expenses	14,802	(83,480)
Net cash used in operating activities	(1,824,912)	(1,906,413)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of business, net of cash acquired	2,568,995	-
Proceeds from the sale of assets	8,267	-
Purchases of intangibles	(1,722)	(2,534)
Purchases of assets	(35,219)	(130,996)
Net cash provided by (used in) investing activities	2,540,321	(133,530)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock issued	-	2,500,000
Repayment of advances from affiliate	-	(5,651)
Advances from affiliate	(725)	-
Net cash provided by (used in) financing activities	(725)	2,494,349

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(1,960)	2

INCREASE (DECREASE) IN CASH	712,724	454,408
CASH, BEGINNING OF PERIOD	4,144,896	4,413,971
CASH, END OF PERIOD	$4,857,620	$4,868,379

SUPPLEMENTAL CASH FLOW INFORMATION

Non cash transactions
Issuance of company stock for accrued liabilities and advances	$82,000	$-
Issuance of stock for services	$1,776,681	$38,750

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

Comprehensive Loss

U.S. GAAP establishes standards for the reporting and display of comprehensive income or loss, requiring its components to be reported in a financial statement that is displayed with the same prominence as other financial statements. Our comprehensive loss was $6,040,326 for the three months ended March 31, 2013 and $ 1,213,403 for the three months ended March 31, 2012.

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

NOTE 4 – RESTATEMENT AND RECLASSIFICATION

These financial statements include adjustments related to the following for the three months ended March 31, 2013 and 2012 and the year ended December 31, 2012:

The Company previously recorded 71,814 shares in 2013 that have an award date value of $882,853. Approximately $532,451 should have been recorded under the original terms in 2012. Of the restricted awards still unvested (44,992 shares) at the merger date, CBMG should have recognized $165,437 in 2012. Additionally, the Company had not previously reflected the impacts of shares issued for services rendered during 2011 and 2012.

The following table sets forth the impact of this correction on our balance sheet as of March 31, 2013 and December 31, 2012:

CELLULAR BIOMEDICINE GROUP LTD.
CONSOLIDATED BALANCE SHEET
(Unaudited)

	March 31,
	2013
	As previously filed	Restatement adjusted	As amended
Assets
Cash	$4,857,620	$-	$4,857,620
Accounts Receivable	-	-	-
Other receivable	140,296	-	140,296
Inventory	38,837	-	38,837
Prepaid expenses	81,175	-	81,175
Other current assets	50,000	-	50,000
Total current assets	5,167,928	-	5,167,928

Property, plant and equipment, net	1,335,122	-	1,335,122
Intangibles	1,230,686	-	1,230,686
Goodwill	6,808,533	-	6,808,533
Investments	857,283	-	857,283
Other assets	130,049	-	130,049
Long-term prepaid expenses and other assets	$15,529,601	$-	$15,529,601

Liabilities and Stockholders' Equity

Liabilities:
Accounts payable	$115,901	$-	$115,901
Accrued expenses	2,171,063	-	2,171,063
Advances payable to related party	31,910	-	31,910
Tax payable	10,121	-	10,121
Deferred revenue	251,834	-	251,834
Other current liabilities	362,104	-	362,104
Total current liabilities	2,942,933	-	2,942,933

Deferred tax liability non-current	76,544	-	76,544
Total liabilities	3,019,477	-	3,019,477

Stockholders' equity:
Preferred stock series B, no par value, 50,000,000 shares	-	-	-
			-
Common stock, par value $0.001, 300,000,000 shares authorized;	5,704	-	5,704
Additional paid in capital	25,708,683	209,191	25,917,874
Accumulated deficit	(12,641,609)	(209,191)	(12,850,800)
Accumulated other comprehensive loss	(562,654)	-	(562,654)
Total stockholders' equity	12,510,124	-	12,510,124

Total liabilities and stockholder's equity	$15,529,601	$-	$15,529,601

CELLULAR BIOMEDICINE GROUP LTD.
CONSOLIDATED BALANCE SHEET

	December 31,
	2012
	As previously filed	Restatement Adjusted	As Amended
Assets
Cash	$4,144,896	$-	$4,144,896
Accounts Receivable	20,683	-	20,683
Inventory	37,241	-	37,241
Prepaid expenses	18,118	-	18,118
Other current assets	128,681	-	128,681
Total current assets	4,349,619	-	4,349,619

Property, plant and equipment, net	1,326,882	-	1,326,882
Intangibles	940,897	-	940,897
Long-term prepaid expenses and other assets	134,229	-	134,229
Total assets	$6,751,627	$-	$6,751,627

Liabilities and Stockholders' Equity

Liabilities:
Accounts payable	23,931	-	23,931
Accrued expenses	97,454	-	97,454
Other current liabilities	473,848	-	473,848
Total current liabilities	595,233	-	595,233

Total liabilities	595,233	-	595,233

Stockholders' equity:
Preferred stock, par value $.001, 50,000,000 shares authorized; none issued and outstanding as of December 31, 2012	-	-	-
Common stock, par value $.001, 300,000,000 shares authorized; 3,710,560 issued and outstanding as of December 31, 2012	3,711	-	3,711
Additional paid in capital	12,827,923	1,882,079	14,713,713
Accumulated deficit	(6,736,866)	(1,882,079)	(8,618,945)
Accumulated other comprehensive loss	61,626	-	61,626
Total stockholders' equity	6,156,394	-	6,156,394

Total liabilities and stockholder's equity	6,751,627	-	6,751,627

The following table sets forth the impact of these corrections on our consolidated statements of operations for the three months ended March 31, 2013 and 2012:
CELLULAR BIOMEDICINE GROUP LTD.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three months ended March 31, 2013
	As previously filed	Restatement adjusted	As amended

Revenues	$-	$-	$-

Cost of services	-	-	-

Gross profit	-	-	-

Operating expenses:
General and administrative	5,072,394	(488,697)	4,583,697
Selling and marketing	28,701	-	28,701
Research and development	480,505	-	480,505
Total operating expenses	5,581,600	(488,697)	5,092,903
Operating loss	(5,581,600)	488,697	(5,092,903)

Other income (expense)
Interest expense	(257,438)	-	(257,438)
Interest income	971	-	971
Other income (expense)	(66,676)	-	(66,676)
Total other (income) expense	(323,143)	-	(323,143)
Loss before taxes	(5,904,743)	488,697	(5,416,046)

Income tax benefit (provision)	-	-	-
Net loss	$(5,904,743)	$488,697	$(5,416,046)
Other comprehensive income (loss):
Cumulative translation adjustment	$(1,960)	$-	$(1,960)
Unrecognized loss on investments	(622,320)	-	(622,320)
Comprehensive net loss	$(6,529,023)	$488,697	$(6,040,326)

Earnings per share:
Basic and diluted	$(1.26)	$0.10	$(1.16)

Weighted average common shares outstanding
Basic and diluted:	4,668,283	4,668,283	4,668,283

CELLULAR BIOMEDICINE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31, 2012
	As Originally Reported on Form 10-Q/A No. 1	Restatement Adjusted	As Restated

Revenues	$78,589	$-	$78,589

Cost of goods sold	27,690	-	27,690

Gross profit	50,899	-	50,899

Operating expenses:
General and administrative	696,511	288,948	985,459
Selling and marketing	29,721	-	29,721
Research and development	255,954	-	255,954
Total operating expenses	982,186	288,948	1,271,134
Operating loss	(931,287)	(288,948)	(1,220,235)

Other income (expense)
Interest expense	-	-	-
Interest income	1,013	-	1,013
Other expense	-	-	-
Total other income (expense)	1,013	-	1,013
Loss before taxes	(930,274)	(288,948)	(1,219,222)

Income tax provision	-	-	-
Net loss	$(930,274)	$(288,948)	$(1,219,222)
Other comprehensive income (loss):
Cumulative translation adjustment	$5,819	$-	$5,819
Unrecognized loss on investments	-	-	-
Comprehensive net loss	$(924,455)	$(288,948)	$(1,213,403)

Earnings per share:
Basic and diluted	$(0.32)	$(0.10)	$(0.42)

Weighted average common shares outstanding:
Basic and diluted	2,877,825	2,877,825	2,877,825

The following table sets forth the impact of these corrections on our consolidated statements of cashflows for the three months ended March 31, 2013 and the year ended December 31, 2012:

CELLULAR BIOMEDICINE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For The Three Months Ended
	March 31, 2013
	As previously reported	Restatement adjustment	As amended

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,904,743)	$488,697	$(5,416,046)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	216,751	-	216,751
Non-cash stock compensation expense	665,210	45,192	710,402
Amortization of deferred stock compensation	659,068	(533,889)	125,179
Common stock issued for services	1,776,681	-	1,776,681
Deferred tax asset	(10,622)	-	(10,622)
Loss on the disposal of investments	60,625	-	60,625
Changes in operating assets and liabilities:
Accounts receivables	20,683	-	20,683
Other receivables	(11,615)	-	(11,615)
Inventory	(1,596)	-	(1,596)
Prepaid expenses	(63,057)	-	(63,057)
Accounts payables	(57,128)	-	(57,128)
Other payables	(117,478)	-	(117,478)
Accrued liabilities	927,507	-	927,507
Long-term prepaid expenses	14,802	-	14,802
Net cash used in operating activities	(1,824,912)	-	(1,824,912)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of business, net of cash acquired	2,568,995	-	2,568,995
Proceeds from the sale of assets	8,267	-	8,267
Purchases of intangibles	(1,722)	-	(1,722)
Purchases of assets	(35,219)	-	(35,219)
Net cash provided by (used in) investing activities	2,540,321	-	2,540,321

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from affiliate	(725)	-	(725)
Net cash provided by (used in) financing activities	(725)	-	(725)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(1,960)	-	(1,960)

INCREASE (DECREASE) IN CASH	712,724	-	712,724
CASH, BEGINNING OF PERIOD	4,144,896	-	4,144,896
CASH, END OF PERIOD	$4,857,620	$-	$4,857,620

SUPPLEMENTAL CASH FLOW INFORMATION

Non cash transactions
Issuance of company stock for accrued liabilities and advances	$82,000	$-	$82,000
Issuance of stock for services	$1,777,478	$-	$1,777,478

CELLULAR BIOMEDICINE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Three Months Ended
	March 31, 2012
	As previously reported	Restatement adjustment	As amended

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(930,274)	$(288,948)	$(1,219,222)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	36,783	-	36,783
Loss on the disposal of fixed assets	345	-	345
Common stock issued for services	-	288,948	288,948
Changes in operating assets and liabilities:
Accounts receivables	(25,490)	-	(25,490)
Other receivables	(54,732)	-	(54,732)
Inventory	11,196	-	11,196
Prepaid expenses	(262,285)	-	(262,285)
Accounts payables	(27,803)		(27,803)
Other payables	(559,347)	-	(559,347)
Taxes payable	5,142	-	5,142
Accrued liabilities	(16,468)	-	(16,468)
Long-term prepaid expenses	(83,480)	-	(83,480)
Net cash used in operating activities	(1,906,413)	-	(1,906,413)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of intangibles	(2,534)	-	(2,534)
Purchases of assets	(130,996)	-	(130,996)
Net cash provided by (used in) investing activities	(133,530)	-	(133,530)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock issued	2,500,000	-	2,500,000
Repayment of advances from affiliate	(5,651)	-	(5,651)
Net cash provided by (used in) financing activities	2,494,349	-	2,494,349

EFFECT OF EXCHANGE RATE CHANGES ON CASH	2	-	2

INCREASE (DECREASE) IN CASH	454,408	-	454,408
CASH, BEGINNING OF PERIOD	4,413,971	-	4,413,971
CASH, END OF PERIOD	$4,868,379	$-	$4,868,379

SUPPLEMENTAL CASH FLOW INFORMATION

Issuance of stock for services	$38,750	$-	$38,750

There was no other material impact to the Company’s financial condition or results of operations as a result of these corrections.

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

	Three Months Ended March 31, 2013			Three Months Ended March 31, 2012
	CBMG As stated	EastBridge Jan-13	Pro-forma Consolidated	CBMG As stated	EastBridge Q1 2012	Pro-forma Consolidated

Net revenue	$-	$-	$-	$78,589	$-	$78,589

Net loss	(5,416,046)	(230,707)	(5,646,753)	(1,219,222)	(244,375)	(1,463,597)
Weighted average shares Earnings per share	4,668,283	431,590	4,668,283	2,877,825	1,548,917	4,426,742
Basic and diluted	$(1.16)	$(0.53)	$(1.21)	$(0. 4 2)	$(0.16)	$(0.33)

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

The Company has aggregated the financial information of CBMG Shanghai in the table below. The aggregate carrying value of CBMG Shanghai’s assets and liabilities (after elimination of intercompany transactions and balances) in the Company’s consolidated balance sheet as of March 31, 2013 and December 31, 2012, are as follows:

	March 31,	December 31,
	2013	2012
Assets
Cash	$403,882	$10,183
Other receivable	75,466	51,949
Inventory	19,705	33,232
Prepaid expenses	33,089	4,420
Total current assets	532,142	99,784

Property, plant and equipment, net	979,246	1,082,358
Intangibles	78,517	79,468
Long-term prepaid expenses and other assets	26,139	39,615
Total assets	$1,616,044	$1,301,225

Liabilities and Stockholders' Equity

Liabilities:
Accounts payable	$8,792	$16,004
Accrued expenses	413,920	539,244
Total liabilities	$422,712	$555,248

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

During the three months ended March 31, 2013, the Company issued 71,814 shares of common stock, to employees that had earned these shares as compensation as of the date of merger. The Company expensed $350,402 in connection with these issuances based on the remaining award value not previously expensed.

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

Amended and Restated 2011 Incentive Stock Option Plan

The Company has historically granted stock-based compensation awards in the form of restricted stock to key employees, officers, directors and service providers. Awards are earned over the following periods: 30% on the first anniversary of the grant date, 30% on the second anniversary of the grant date, and 40% on the third anniversary of the grant date. As part of the merger these awards will be issued under the Amended and Restated 2011 Incentive Stock Option Plan (the “2011 Plan”).  The Company recognized stock-based compensation expense for the three months ended March 31, 2013 and 2012 of $75,484 and $288,948 related to unvested restricted awards. As of March 31, 2013, a total of  44,992 restricted shares awards have been granted that remain unearned. As of March 31, 2013, total unrecognized compensation cost related to unvested awards was $320,214 for which the weighted average period over which such compensation cost is to be recognized is 1.8 years.

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

NOTE 18 - NET LOSS PER SHARE

Basic and diluted net loss per common share is computed on the basis of our weighted average number of common shares outstanding, as determined by using the calculations outlined below:

	Three Months Ended
	March 31,
	2013	2012
		(restated – see Note 4)
Net loss	$(5,416,046)	$(1,219,222)

Weighted average shares of common stock	4,668,283	2,877,825
Dilutive effect of stock options	-	-
Common stock and common stock equivalents	4,668,283	2,877,825

Net loss per basic share	$(1.16)	$(0. 4 2)
Net loss per diluted share	$(1.16)	$(0. 4 2)

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

	Three Months Ended March 31, 2013			Three Months Ended March 31, 2012
	CBMG	EastBridge	Pro-forma	CBMG	EastBridge	Pro-forma
	As stated	Q1 2013	Consolidated	As stated	Q1 2012	Consolidated

Revenues	$-	$-	$-	$78,589	$-	$78,589

Cost of goods sold	-	-	-	27,690	-	27,690

Gross profit	-	-	-	50,899	-	50,899

Operating expenses:
General and administrative	4,583,697	212,770	4,796,467	985,459	212,831	1,198,290
Selling and marketing	28,701	18,392	47,093	29,721	13,464	43,185
Research and development	480,505	-	480,505	255,954	-	255,954
Total operating expenses	5,092,903	231,162	5,324,065	1,271,134	226,295	1,497,429
Operating loss	(5,092,903)	(231,162)	(5,324,065)	(1,220,235)	(226,295)	(1,446,530)

Other income (expense)
Interest expense	(257,438)	-	(257,438)	-	1,675	1,675
Interest income	971	455	1,426	1,013	-	1,013
Gain on extinguishment of debt	-	-	-	-	6,128	6,128
Other expense	(6,071)	-	(6,071)	-	(25,883)	(25,883)
Total other income (expense)	(262,538)	455	(262,083)	1,013	(18,080)	(17,067)
Loss before taxes	(5,416,046)	(230,707)	(5,646,753)	(1,219,222)	(244,375)	(1,463,597)

Income tax provision	-	-	-	-	-	-
Net loss	$(5,416,046)	$(230,707)	$(5,646,753)	$(1,219,222)	$(244,375)	$(1,463,597)
Other comprehensive income (loss):
Cumulative translation adjustment	(1,960)	-	(1,960)	$5,819	-	5,819
Unrecognized loss on investments	(620,880)	(4,047,912)	(4,668,791)	-	(22,847)	(22,847)
Comprehensive net loss	$(6,040,326)	$(4,278,619)	$(10,318,945)	$(1,213,403)	$(267,222)	$(1,480,625)

Earnings per share:
Basic and diluted	$(1.16)	$(0.54)	$(1.21)	$(0. 4 2)	$(0.16)	$(0. 33)

Weighted average common shares outstanding:
Basic and diluted	4,668,283	429,009	4,668,283	2,877,825	1,548,917	4,426,742

Results of Operations

Revenues

Three Months Ended March 31,	Revenues	Change from Prior Year	Percent Change from Prior Year

2013	$-	$(78,589)	(100)%
2012	$78,589

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

During the first quarter of 2013 and the first quarter of 2012, we recorded no cost of sales from the consulting segment.

General and Administrative Expenses

Three Months Ended March 31,	General & Administrative Expenses	Change from Prior Year	Percent Change from Prior Year

2013	$(4,583,697)	$(3,598,238)	365%
2012	$985,459

General and administrative expenses increased by $3,598,238 in the three months ended March 31, 2013 as compared to the three months ended March 31, 2012 primarily as a result of one-time merger-related expenses, the issuance of contingent stock to certain biomedicine investors, and increased stock-based compensation, all incurred in the first quarter of 2013.  In addition, we incurred higher expenses relating to compensation of our executives, professional fees, and travel, due to certain increased activities in both segments, and relating to the integration of the formerly privately-held biomedicine business into our Company, a public reporting entity.

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

On February 14, 2013 we issued 71,814 shares of our common stock to employees in our biomedicine segment, as stock-based compensation earned by them prior to the merger through and up to the date of issuance of shares.  We recorded an expense in the amount of approximately $350,000 relating to this stock-based compensation.  We recorded an additional expense of approximately $76,000 as unearned restricted stock awards in the first quarter of 2013 .  We issued stock options to employees of the biomedicine business, for which we recognized stock-based compensation expenses of approximately $109,000 on the issued unvested stock and option awards during the first quarter of 2013.  Comparatively, we recognized expense associated with restricted stock awards of $288,948 during the first quarter of 2012.   We also incurred an increase in compensation to our biomedicine executives in the amount of approximately $298,000, relating to employment agreements that we entered into with our new senior executive officers following the merger.  The increases in compensation expense relating to our biomedicine business in comparison to the same period in the prior year were correlated with increased business activity in our biomedicine segment, a well as the addition of new hires and commencement of new employment agreements.

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

Of the $3,598,238 overall increase in general and administrative expenses, approximately $1.85 million was in the form of cash expenses, and the remainder were non-cash.

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

The above increases were offset by decreases in R&D marketing expenses and raw material costs, in the approximate amount of $73,000.

Operating Income (Loss)

Three Months Ended March 31,	Operating Income (Loss)	Change from Prior Year	Percent Change from Prior Year

2013	$(5,092,903)	$(3,872,668)	317%
2012	$(1,220,235)

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

Net Loss

Three Months Ended March 31,	Net Loss		Change from Prior Year	Percent Change from Prior Year

2013		$(5,416,046)	$(4,196,824)	344%
2012	$	(1,219,222)

Changes in net  loss are primarily attributable to changes in operating income, and other income (expense), each of which is described above.

Comprehensive Net Loss

Three Months Ended March 31,	Comprehensive Net Loss		Change from Prior Year	Percent Change from Prior Year

2013		$(6,040,326)	$(4,826,923)	398%
2012	$	(1,213,403)

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

Liquidity and Capital Resources

Net cash used in operating activities was $1,824,912 and $1,906,413 for the three months ended March 31, 2013 and 2012, respectively. The decrease is mainly attributable to an increase in noncash charges, of approximately $1.1 million, working capital and other current assets of approximately $1.7 million, partially offset by an increased net loss of approximately $4.2 million.

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

ITEM 6. EXHIBITS

Exhibits

Exhibit Number	Description
2.1	Plan of Reorganization and Exchange Agreement (1)
2.2	Agreement and Plan of Merger, dated November 13, 2012 (2)
2.3	Amendment No. 1 to Agreement and Plan of Merger, dated January 15, 2013 (3)
2.4	Amendment No. 2 to Agreement and Plan of Merger, dated January 31, 2013 (4)
2.5	Amendment No. 3 to Agreement and Plan of Merger, dated February 5, 2013 (5)
3.1	Articles of Incorporation of Cellular Biomedicine Group, Inc. (11)
3.2	Corporate bylaws for Cellular Biomedicine Group, Inc. (11)
4.1	Form of Stock Lock-Up Agreement (1)
4.2	2009 Stock Option Plan (6)
4.3	2011 Incentive Stock Option Plan (7)
4.4	Amended and Restated 2011 Incentive Stock Option Plan (8)
10.1	Executive Employment Agreement - Wen Tao (Steve) Liu (9)
10.2	Executive Employment Agreement - Wei (William) Cao (9)
10.3	Executive Employment Agreement - Andrew Chan (9)
10.4	Form of Director Letter Agreement (9)
10.5	Form of Indemnification Agreement for Non-Independent Directors (9)
10.6	Form of Indemnification Agreement for Independent Directors and Officers (9)
10.7	Lockup Agreement (9)
10.8	Deferred Compensation Agreement by and between EastBridge Investment Group Corporation, Keith Wong and Norman Klein dated February 5, 2013 (9)
10.9	Employment Agreement by and between EastBridge Investment Corp. and Keith Wong dated February 6, 2013 (9)
10.10	Employment Agreement by and between EastBridge Investment Corp. and Norman Klein dated February 6, 2013 (9)
10.11	Form of Notice Stock Option Award and Stock Option Award Agreement used under Amended and Restated 2011 Incentive Stock Option Plan (10)
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer, filed herewith.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer, filed herewith.
32.1	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
99.1	Supplemental Pro Forma Income Statement (10)

101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

1.	Incorporated by reference filed with the Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on October 31, 2006 (File No. 000-52282)

2.	Incorporated by reference filed with the Form 8-K filed with the Securities and Exchange Commission on November 20, 2012 (File No. 000-52282)

3.	Incorporated by reference filed with the Form 8-K filed with the Securities and Exchange Commission on January 22, 2013 (File No. 000-52282)

4.	Incorporated by reference filed with the Form 8-K filed with the Securities and Exchange Commission on February 4, 2013 (File No. 000-52282)

5.	Incorporated by reference filed with the Form 8-K filed with the Securities and Exchange Commission on February 12, 2013 (File No. 000-52282)

6.	Incorporated by reference filed with the Registration Statement on Form S-8 filed with the Securities and Exchange Commission on April 15, 2009 (File No. 333-158583)

7.	Incorporated by reference filed with the Registration Statement on Form S-8 filed with the Securities and Exchange Commission on March 7, 2012 (File No. 333-179974)

8.	Incorporated by reference filed with the Registration Statement on Form 10-K filed with the Securities and Exchange Commission on April 4, 2013 (File No. 000-52282)

9.	Incorporated by reference filed with the Form 8-K filed with the Securities and Exchange Commission on February 12, 2013 (File No. 000-52282)

10.	Incorporated by reference filed with the Form 10-Q filed with the Securities and Exchange Commission on May 20, 2013 (File No. 000-52282)

11.	Incorporated by reference filed with the Form 10-K/A filed with the Securities and Exchange Commission on August 13, 2013.

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

CELLULAR BIOMEDICINE GROUP, INC.
(Registrant)

Date: December 6, 2013	By:	/s/ Wei (William) Cao
Wei (William) Cao
Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Andrew Chan
Andrew Chan
Chief Financial Officer (Principal Financial and Accounting Officer)