Form 10-Q/A
period 2013-06-30
Cellular Biomedicine Group, Inc.
filed 2013-12-06
CIK 1378624

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

TABLE OF CONTENTS

Expalanatory Note

This Amendment No. 2 (this “Amendment”) on Form 10-Q/A amends and restates the Quarterly Report on Form 10-Q/A Amendment No. 1 filed by the registrant with the Securities and Exchange Commission (the “SEC”) on August 15, 2013.

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

CELLULAR BIOMEDICINE GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30,	December 31,
	2013	2012
	(restated – see Note 4)	(restated – see Note 4 )
Assets
Cash	$2,060,148	$4,144,896
Accounts receivable	-	20,683
Other receivable	166,785	128,681
Inventory	30,439	37,241
Prepaid expenses	173,112	18,118
Other current assets	50,000	-
Total current assets	2,480,484	4,349,619

Investments	1,212,619	-
Property, plant and equipment, net	1,144,316	1,326,882
Goodwill	6,808,533	-
Intangibles	781,870	940,897
Long-term prepaid expenses and other assets	134,210	134,229
Total assets (1)	$12,562,032	$6,751,627

Liabilities and Stockholders' Equity

Liabilities:
Accounts payable	$156,325	$23,931
Accrued expenses	1,498,500	97,454
Tax payable	10,121	-
Deferred revenue	251,834	-
Advances payable to related party	31,385	-
Other current liabilities	330,534	473,848
Total current liabilities	2,278,699	595,233

Deferred tax liability non-current	76,544	-
Total liabilities (1)	2,355,243	595,233

Stockholders' equity:

Preferred stock, par value $.001, 50,000,000 shares
authorized; none issued and outstanding
as of June 30, 2013 and December 31, 2012, respectively	-	-

Common stock, par value $.001, 300,000,000 shares authorized;
5,726,011 and 3,710,560 issued and outstanding
as of June 30, 2013 and December 31, 2012, respectively	5,726	3,711
Additional paid in capital	26,197,364	14,713,713
Accumulated deficit	(15,355,313)	(8,618,945)
Accumulated other comprehensive income (loss)	(640,988)	61,626
Total stockholders' equity	10,206,789	6,156,394

Total liabilities and stockholders' equity	$12,562,032	$6,751,627
___________
(1)
The Company’s consolidated assets as of June 30, 2013 and December 31, 2012 include $1,195,939 and $1,301,225, respectively, of assets of variable interest entities, or VIEs, that can only be used to settle obligations of the VIEs. These assets include property, plant and equipment, net, of $888,879 and $1,082,358 as of June 30, 2013 and December 31, 2012, respectively; cash and cash equivalents of $37,289 and $10,183 as of June 30, 2013 and December 31, 2012, respectively; other  receivable of $99,301 and $51,949 as of June 30, 2013 and December 31, 2012, respectively; intangibles of $79,585 and $79,468 as of June 30, 2013 and December 31, 2012, respectively; long-term prepaid expenses and other assets of $0 and $39,615 as of June 30, 2013 and December 31, 2012, respectively; prepaid expenses and other assets of $67,302 and $4,420 as of June 30, 2013 and December 31, 2012, respectively; and inventory of $23,583 and $32,232 as of June 30, 2013 and December 31, 2012, respectively. The Company’s consolidated liabilities as of June 30, 2013 and December 31, 2012 included $476,215 and $555,248, respectively, being liabilities of VIEs whose creditors have no recourse to the Company. These liabilities include accrued expenses of $452,408 and $539,244 as of June 30, 2013 and December 31, 2012, respectively; tax payable of $15,094 and $0 as of June 30, 2013 and December 31, 2012, respectively; and accounts payable of $8,713 and $16,004 as of June 30, 2013 and December 31, 2012, respectively. See further description in Note 6, Variable Interest Entity.

The accompanying notes are an integral part of these condensed consolidated financial statements.

CELLULAR BIOMEDICINE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013 (restated - see Note 4)	2012 (restated - see Note 4)	2013 (restated - see Note 4)	2012 (restated - see Note 4)

Revenues	$111,434	$194,774	$111,434	$273,363

Cost of goods sold	-	85,358	-	113,048

Gross profit	111,434	109,416	111,434	160,315

Operating expenses:
General and administrative	1,913,027	1,054,286	6,496,722	2,039,745
Selling and marketing	78,951	145,968	107,653	175,689
Research and development	639,276	55,181	1,119,781	311,135
Total operating expenses	2,631,254	1,255,435	7,724,156	2,526,569
Operating loss	(2,519,820)	(1,146,019)	(7,612,722)	(2,366,254)

Other income (expense)
Interest expense	(11)	-	(257,761)	-
Interest income	1,182	288	2,465	1,301
Other expense	14,135	-	(52,541)	-
Total other income (expense)	15,306	288	(307,837)	1,301
Loss before taxes	(2,504,514)	(1,145,731)	(7,920,559)	(2,364,953)

Income tax provision	-	-	-	-
Net loss	$(2,504,514)	$(1,145,731)	$(7,920,559)	$(2,364,953)
Other comprehensive income (loss):
Cumulative translation adjustment	$31,959	$(4,760)	$31,959	$1,059
Unrecognized loss on investments	(112,253)	-	(734,573)	-
Comprehensive net loss	$(2,584,808)	$(1,150,491)	$(8,623,173)	$(2,363,894)

Earnings per share:
Basic and diluted	$(0.44)	$(0.40)	$(1.52)	$(0.82)

Weighted average common shares outstanding:
Basic and diluted	5,719,075	2,896,868	5,196,583	2,871,534

The accompanying notes are an integral part of these condensed consolidated financial statements.

CELLULAR BIOMEDICINE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	For The Six Months Ended
	June 30,
	2013 (restated – see Note 4)	2012 (restated – see Note 4)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,920,559)	$(2,364,953)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	425,578	122,237
Non-cash stock compensation expense	710,402	-
Amortization of deferred stock compensation	337,217	555,917
Common stock issued for services	1,844,155
Deferred tax asset	(14,783)	-
Loss on the disposal of fixed assets	-	1,477
Loss on the disposal of investments	69,071	-
Changes in operating assets and liabilities:
Accounts receivables	20,683	38,198
Other receivables	(38,104)	(65,054)
Inventory	6,802	25,131
Prepaid expenses	(154,994)	350,014
Accounts payables	(16,704)	(10,812)
Other payables	(149,048)	(550,704)
Taxes payable	-	(87,950)
Accrued liabilities	254,944	44
Long-term prepaid expenses	14,802	-
Net cash used in operating activities	(4,610,538)	(1,986,455)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of business, net of cash acquired	2,568,995	-
Proceeds from the sale of assets	10,071	-
Purchases of intangibles	(12,880)	(30,429)
Purchases of assets	(52,465)	(871,411)
Net cash provided by (used in) investing activities	2,513,721	(901,840)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock issued	-	1,112,928
Repayment of advances from affiliate	(1,250)	(5,651)
Net cash provided by (used in) financing activities	(1,250)	1,107,277

EFFECT OF EXCHANGE RATE CHANGES ON CASH	13,319	7,580

INCREASE (DECREASE) IN CASH	(2,084,748)	(1,773,438)
CASH, BEGINNING OF PERIOD	4,144,896	4,413,971
CASH, END OF PERIOD	$2,060,148	$2,640,533

SUPPLEMENTAL CASH FLOW INFORMATION

Non cash transactions
Issuance of company stock for accrued liabilities and advances	$149,475	$-
Issuance of stock for services	$1,844,155	$113,750

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

NOTE 4 – RESTATEMENT AND RECLASSIFICATION

These financial statements include adjustments related to the following for the three and six months ended June 30, 2013 and 2012 and the year ended December 31, 2012:

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

The following table sets forth the impact of this correction on our balance sheet as of June 30, 2013 and December 31, 2012:

CELLULAR BIOMEDICINE GROUP LTD.
CONSOLIDATED BALANCE SHEET
(Unaudited)

	June 30,
	2013
	As previously filed	Restatement adjusted	As amended
Assets
Cash	$2,060,148	$-	$2,060,148
Other receivable	166,785	-	166,785
Inventory	30,439	-	30,439
Prepaid expenses	173,112	-	173,112
Other current assets	50,000	-	50,000
Total current assets	2,480,484	-	2,480,484

Property, plant and equipment, net	1,144,316	-	1,144,316
Intangibles	781,870	-	781,870
Goodwill	6,808,533	-	6,808,533
Investments	1,212,619	-	1,212,619
Other assets	134,210	-	134,210
Long-term prepaid expenses and other assets	$12,562,032	$-	$12,562,032

Liabilities and Stockholders' Equity

Liabilities:
Accounts payable	$156,325	$-	$156,325
Accrued expenses	1,498,500	-	1,498,500
Advances payable to related party	31,385	-	31,385
Tax payable	10,121	-	10,121
Deferred revenue	251,834	-	251,834
Other current liabilities	330,534	-	330,534
Total current liabilities	2,278,699	-	2,278,699

Deferred tax liability non-current	76,544	-	76,544
Total liabilities	2,355,243	-	2,355,243

Stockholders' equity:
Preferred stock, par value $.001, 50,000,000 shares authorized; none issued and outstanding as of June 30, 2013	-	-	-
			-
Common stock, par value $.001, 300,000,000 shares authorized; 5,726,011 issued and outstanding as of June 30, 2013	5,726	-	5,726
Additional paid in capital	25,979,501	217,863	26,197,364
Accumulated deficit	(15,137,450)	(217,863)	(15,355,313)
Accumulated other comprehensive loss	(640,988)	-	(640,988)
Total stockholders' equity	10,206,789	-	10,206,789

Total liabilities and stockholder's equity	$12,562,032	$-	$12,562,032

CELLULAR BIOMEDICINE GROUP LTD.
CONSOLIDATED BALANCE SHEET

	December 31,
	2012
	As previously filed	Restatement Adjusted	As Amended
Assets
Cash	$4,144,896	$-	$4,144,896
Accounts Receivable	20,683	-	20,683
Inventory	37,241	-	37,241
Prepaid expenses	18,118	-	18,118
Other current assets	128,681	-	128,681
Total current assets	4,349,619	-	4,349,619

Property, plant and equipment, net	1,326,882	-	1,326,882
Intangibles	940,897	-	940,897
Long-term prepaid expenses and other assets	134,229	-	134,229
Total assets	$6,751,627	$-	$6,751,627

Liabilities and Stockholders' Equity

Liabilities:
Accounts payable	$23,931	$-	$23,931
Accrued expenses	97,454	-	97,454
Other current liabilities	473,848	-	473,848
Total current liabilities	595,233	-	595,233

Total liabilities	595,233	-	595,233

Stockholders' equity:
Preferred stock, par value $.001, 50,000,000 shares authorized; none issued and outstanding as of December 31, 2012	-	-	-
			-
Common stock, par value $.001, 300,000,000 shares authorized; 3,710,560 issued and outstanding as of December 31, 2012	3,711	-	3,711
Additional paid in capital	12,827,923	1,882,079	14,710,002
Accumulated deficit	(6,736,866)	(1,882,079)	(8,618,945)
Accumulated other comprehensive loss	61,626	-	61,626
Total stockholders' equity	6,156,394	-	6,156,394

Total liabilities and stockholder's equity	$6,751,627	$-	$6,751,627

The following table sets forth the impact of these corrections on our consolidated statements of operations for the three months ended March 31, 2013 and 2012:

CELLULAR BIOMEDICINE GROUP LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended June 30, 2013			Six months ended June 30, 2013
	As previously filed	Restatement adjusted	As amended	As previously filed	Restatement adjusted	As amended

Revenues	$111,434	$-	$111,434	$111,434	$-	$111,434

Cost of services	-	-	-	-	-	-

Gross profit	111,434	-	111,434	111,434	-	111,434

Operating expenses:
General and administrative	1,904,355	8,672	1,913,027	6,976,747	(480,025)	6,496,722
Selling and marketing	78,951	-	78,951	107,653	-	107,653
Research and development	639,276	-	639,276	1,119,781	-	1,119,781
Total operating expenses	2,622,582	8,672	2,631,254	8,204,181	(480,025)	7,724,156
Operating loss	(2,511,148)	(8,672)	(2,519,820)	(8,092,747)	480,025	(7,612,722)

Other income (expense)
Interest expense	(11)	-	(11)	(257,761)	-	(257,761)
Interest income	1,182	-	1,182	2,465	-	2,465
Other income (expense)	14,135	-	14,135	(52,541)	-	(52,541)
Total other (income) expense	15,306	-	15,306	(307,837)	-	(307,837)
Loss before taxes	(2,495,842)	(8,672)	(2,504,514)	(8,400,584)	480,025	(7,920,559)

Income tax benefit (provision)	-	-	-	-	-	-

Net loss	$(2,495,842)	$(8,672)	$(2,504,514)	$(8,400,584)	$480,025	$(7,920,559)
Other comprehensive income (loss):
Cumulative translation adjustment	$31,959	$-	$31,959	$31,959	$-	$31,959
Unrecognized loss on investments	(112,253)	-	(112,253)	(734,573)	-	(734,573)
Comprehensive net loss	$(2,576,136)	$(8,672)	$(2,584,808)	$(9,103,198)	$480,025	$(8,623,173)

Earnings per share:
Basic and diluted	$(0.44)	$(0.00)	$(0.44)	$(1.62)	$0.09	$(1.52)

Weighted average common shares outstanding
Basic and diluted:	5,719,075	5,719,075	5,719,075	5,196,583	5,196,583	5,196,583

	Three months ended June 30, 2012			Six months ended June 30, 2012
	As Originally Reported From 10-Q/A No. 1	Restatement adjusted	As amended	As Originally Reported From 10-Q/A No. 1	Restatement adjusted	As amended

Revenues	$194,774	$-	$194,774	$273,363	$-	$273,363

Cost of goods sold	85,358	-	85,358	113,048	-	113,048

Gross profit	109,416	-	109,416	160,315	-	160,315

Operating expenses:
General and administrative	787,317	266,969	1,054,286	1,438,828	555,917	2,039,745
Selling and marketing	145,968	-	145,968	175,689	-	175,689
Research and development	55,181	-	55,181	311,135	-	311,135
Total operating expenses	988,466	266,969	1,255,435	1,970,652	555,917	2,256,569
Operating loss	(879,050)	(266,969)	(1,146,019)	(1,180,337)	(555,917)	(2,366,254)

Other income (expense)
Interest expense	-	-	-	-	-	-
Interest income	288	-	288	1,301	-	1,301
Other expense	-	-	-	-	-	-
Total other income (expense)	288	-	288	1,301	-	1,301
Loss before taxes	(878,762)	(266,969)	(1,145,731)	(1,809,036)	(555,917)	(2,364,953)

Income tax provision	-	-	-	-	-	-

Net loss	$(878,762)	$(266,969)	$(1,145,731)	$(1,809,036)	$(555,917)	$(2,364,953)
Other comprehensive income (loss):
Cumulative translation adjustment	$(4,760)	$-	$(4,760)	$1,059	$-	$1,059
Unrecognized loss on investments	-	-	-	-	-	-
Comprehensive net loss	$(883,522)	$(266,969)	$(1,150,491)	$(1,807,9777)	$(555,917)	$(2,363,894)

Earnings per share:
Basic and diluted	$(0.30)	$(0.09)	$(0.40)	$(0.63)	$(0.19)	$(0.82)

Weighted average common shares outstanding
Basic and diluted:	2,896,868	2,896,868	2,896,868	2,871,534	2,871,534	2,871,534

The following table sets forth the impact of these corrections on our consolidated statements of cashflows for the three months ended March 31, 2013 and the year ended December 31, 2012:

CELLULAR BIOMEDICINE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For The Six Months Ended June 30, 2013

	As previously reported	Restatement adjustment	As amended

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,400,584)	$480,025	$(7,920,559)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	425,578	-	425,578
Non-cash stock compensation expense	665,210	45,192	710,402
Amortization of deferred stock compensation	862,434	(525,217)	337,217
Loss on the disposal of investments	69,071		69,071
Common stock issued for services	1,844,155	-	1,844,155
Deferred tax asset	(14,783)	-	(14,783)
Changes in operating assets and liabilities:
Accounts receivables	20,683	-	20,683
Other receivables	(38,104)	-	(38,104)
Inventory	6,802	-	6,802
Prepaid expenses	(154,994)	-	(154,994)
Accounts payables	(16,704)	-	(16,704)
Other payables	(149,048)	-	(149,048)
Taxes payable	-	-	-
Accrued liabilities	254,944	-	254,944
Long-term prepaid expenses	14,802	-	14,802
Net cash used in operating activities	(4,610,538)	-	(4,610,538)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of business, net of cash acquired	2,568,995
Proceeds from the sale of assets	10,071
Purchases of intangibles	(12,880)	-	(12,880)
Purchases of assets	(52,465)	-	(52,465)
Net cash provided by (used in) investing activities	2,513,721	-	(65,345)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock issued	-	-	-
Repayment of advances from affiliate	(1,250)	-	(1,250)
Net cash provided by (used in) financing activities	(1,250)	-	(1,250)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	13,319	-	13,319

INCREASE (DECREASE) IN CASH	(2,084,748)	-	(2,084,748)
CASH, BEGINNING OF PERIOD	4,144,896	-	4,144,896
CASH, END OF PERIOD	$2,060,148	$-	$2,060,148

SUPPLEMENTAL CASH FLOW INFORMATION

Non cash transaction
Issuance of company stock for accrued liabilities and advances	$149,475	$-	$149,475
Issuance of stock for services	$38,750	$-	$38,750

CELLULAR BIOMEDICINE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For The Six Months Ended
	June 30, 2012
	As previously reported	Restatement adjustment	As amended

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,809,036)	$(555,917)	$(2,364,953)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	122,237	-	122,237
Amortization of deferred stock compensation	-	555,917	555,917
Loss on the disposal of fixed assets	1,477	-	1,477
Changes in operating assets and liabilities:
Accounts receivables	38,198	-	38,198
Other receivables	(65,054)	-	(65,054)
Inventory	25,131	-	25,131
Prepaid expenses	350,014	-	350,014
Accounts payables	(10,812)	-	(10,812)
Other payables	(550,704)	-	(550,704)
Taxes payable	(87,950)	-	(87,950)
Accrued liabilities	44	-	44
Net cash used in operating activities	(1,986,455)	-	(1,986,455)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of business, net of cash acquired	-
Proceeds from the sale of assets	-
Purchases of intangibles	(30,429)	-	(30,429)
Purchases of assets	(871,411)	-	(871,411)
Net cash provided by (used in) investing activities	(901,840)	-	(901,840)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock issued	1,112,928	-	1,112,928
Repayment of advances from affiliate	(5,651)	-	(5,651)
Net cash provided by (used in) financing activities	1,107,277	-	1,107,277

EFFECT OF EXCHANGE RATE CHANGES ON CASH	7,580	-	7,580

INCREASE (DECREASE) IN CASH	(1,773,438)	-	(1,773,438)
CASH, BEGINNING OF PERIOD	4,413,971	-	4,413,971
CASH, END OF PERIOD	$2,640,533	$-	$2,640,533

SUPPLEMENTAL CASH FLOW INFORMATION

Non cash transaction
Issuance of stock for services	$113,750	$-	$113,750

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

	Three Months Ended June 30, 2013			Three Months Ended June 30, 2012
	CBMG As stated (restated – see Note 4)	EastBridge Pro forma Adjustment	Pro forma Consolidated	CBMG As stated (restated – see Note 4)	EastBridge Pro forma Adjustment	Pro forma Consolidated
Net revenue	$111,434	$-	$111,434	$194,774	$166,771	$361,545
Net loss	(2,504,514)	-	(2,504,514)	(1,145,731)	(171,725)	(1,317,456)

Weighted average shares	5,719,075	-	5,719,075	2,896,868	1,563,706	4,460,574
Earnings per share
Basic and diluted	$(0.44)	$-	$(0.44)	$(0.40)	$(0.11)	$(0.30)

	Six Months Ended June 30, 2013			Six Months Ended June 30, 2012

	CBMG As stated (restated – see Note 4)	EastBridge Pro forma Adjustment	Pro forma Consolidated	CBMG As stated (restated – see Note 4)	EastBridge Pro forma Adjustment	Pro forma Consolidated
Net revenue	$111,434	$-	$111,434	$273,363	$166,771	$440,134
Net loss	(7,920,559)	(230,707)	(8,151,266)	(2,363,894)	(416,099)	(2,779,993)

Weighted average shares	5,196,583	313,930	5,510,513	2,871,534	1,563,706	4,435,240
Earnings per share
Basic and diluted	$(1.52)	$(0.73)	$(1.48)	$(0.82)	$(0.27)	$(0.63)

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

The Company has aggregated the financial information of CBMG Shanghai in the table below. The aggregate carrying value of CBMG Shanghai’s assets and liabilities (after elimination of intercompany transactions and balances) in the Company’s consolidated balance sheet as of June 30, 2013 and December 31, 2012, are as follows:

	June 30,	December 31,
	2013	2012
Assets
Cash	$37,289	$10,183
Other receivables	99,301	51,949
Inventory	23,583	33,232
Prepaid expenses	67,302	4,420
Total current assets	227,475	99,784

Property, plant and equipment, net	888,879	1,082,358
Intangibles	79,585	79,468
Long-term prepaid expenses and other assets	-	39,615
Total assets	$1,195,939	$1,301,225

Liabilities

Liabilities:
Accounts payable	$8,713	$16,004
Accrued expenses	452,408	539,244
Tax payable	15,094	-
Total liabilities	$476,215	$555,248

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

During the six months ended June 30, 2013, the Company issued 71,814 shares of common stock, to employees that had earned these shares as compensation as of the date of merger. The Company expensed $350,402 in connection with these issuances based on the quoted market prices on the dates of issuance. No such issuances were made during the three months ended June 30, 2013.

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

During the three and six months ended June 30, 2013, the Company recognized $212,038 and $337,217, respectively, of expense associated with unvested restricted stock and option awards that generally vest over a three year period.

During the three and six months ended June 30, 2012, the Company recognized $266,969 and $555,917, respectively, of expense associated with unvested restricted stock awards that generally vest over a three year period.

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

All of the deferred revenue resulted from the receipt of cash deposits from consulting segment clients in accordance with each specific listing agreement.

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

NOTE 17 - STOCK BASED COMPENSATION

Our stock-based compensation arrangements include grants of stock options and restricted stock awards under the 2009 Stock Option Plan (the "2009 Plan") and the 2011 Incentive Stock Option Plan (the "2011 Plan"), and certain awards granted outside of these plans. Refer to Note 12, "Stock Based Compensation," in Item 8. "Financial Statements and Supplementary Financial Data" appearing in our Annual Report on Form 10-K for the year ended December 31, 2012, as amended, for further information on our stock-based compensation arrangements. The compensation cost that has been charged against income related to stock-based compensation for the three and six months ended June 30, 2013 was $212,038 and $337,217, respectively, and is included in general and administrative expense in our Condensed Consolidated Statements of Operations.  The Company recognized stock-based compensation expense for the three months and six months ended June 30, 2012 was $266,969 and $555,917 related to unvested restricted awards.   As of June 30, 2013, there was total unrecognized compensation expense of $1,408,857 related to non-vested stock option awards and $ 252,222 related to non-vested restricted stock awards. That cost is expected to be recognized over a weighted-average period of 2.46 years and  1.72 years for the stock option and restricted stock awards, respectively.

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

Amended and Restated 2011 Incentive Stock Option Plan

Awards granted under the 2011 Plan are typically granted with with following vesting or payment schedule: 30% on the first anniversary of the grant date, 30% on the second anniversary of the grant date, and 40% on the third anniversary of the grant date. As of June 30, 2013, a total of  44,992 restricted shares have been reserved for issuance to employees, that remain unearned.

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

NOTE 18 - NET LOSS PER SHARE

Basic and diluted net loss per common share is computed on the basis of our weighted average number of common shares outstanding, as determined by using the calculations outlined below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013 (restated – see Note 4)	2012 (restated – see Note 4)	2013 (restated – see Note 4)	2012 (restated – see Note 4)

Net loss	$(2,504,514)	$(1,145,731)	$(7,920,559)	$(2,364,953)

Weighted average shares of common stock	5,719,075	2,896,868	5,196,583	2,871,534
Dilutive effect of stock options	-	-	-	-
Common stock and common stock equivalents	5,719,075	2,896,868	5,196,583	2,871,534

Net loss per basic share	$(0.44)	$(0.40)	$(1.16)	$(0.82)
Net loss per diluted share	$(0.44)	$(0.40)	$(1.16)	$(0.82)

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

Restricted shares - The compensation expense that has been charged against income related to stock-based compensation for the three and six months ended June 30, 2013 was $67,992 and $143,476, respectively, and is included in general and administrative expense in our Condensed Consolidated Statements of Operations. As of June 30, 2013, a total of  44,992 restricted shares awards have been granted that remain unearned. As of June 30, 2013, total unrecognized compensation expense related to unvested awards was $ 252,222 for which the weighted average period over which such compensation expense is to be recognized is  1.72 years.

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

	Three Months Ended June 30, 2013			Three Months Ended June 30, 2012

	CBMG As stated	EastBridge Pro forma Adjustment	Pro forma Consolidated	CBMG As stated	EastBridge Pro forma Adjustment	Pro forma Consolidated
Revenues	$111,434	$-	$111,434	$194,774	$166,771	$361,545
Cost of goods sold	-	-	-	85,358	-	85,358

Gross profit	111,434	-	111,434	109,416	166,771	276,187

Operating expenses:
General and administrative	1,913,027	-	1,913,027	1,054,286	313,349	1,367,635
Selling and marketing	78,951	-	78,951	145,968	24,766	170,734
Research and development	639,276	-	639,276	55,181	-	55,181
Total operating expenses	2,631,254	-	2,631,254	1,255,435	338,115	1,593,550
Operating loss	(2,519,820)	-	(2,519,820)	(1,146,019)	(171,344)	(1,317,363)

Other income (expense)
Interest expense	(11)	-	(11)	-	(272)	(272)
Interest income	1,182	-	1,182	288	-	288
Gain on extinguishment of debt	-	-	-	-	-	-
Other expense	14,135	-	14,135	-	-	-
Total other income (expense)	15,306	-	15,306	288	(272)	16
Loss before taxes	(2,504,514)	-	(2,504,514)	(1,145,731)	(171,616)	(1,317,347)

Income tax provision	-	-	-	-	(109)	(109)
Discontinued operations	-	-	-	-	-	-
Net loss	$(2,504,514)	$-	$(2,504,514)	$(1,145,731)	$(171,725)	$(1,317,456)
Other comprehensive income (loss):
Cumulative translation adjustment	31,959	-	31,959	$(4,760)	-	(4,760)
Unrecognized loss on investments	(112,253)	-	(112,253)	-	(42,847)	(42,847)
Comprehensive net loss	$(2,584,808)	$-	$(2,584,808)	$(1,150,491)	$(214,572)	$(1,365,063)

Earnings per share:
Basic and diluted	$(0.44)	$-	$(0.44)	$(0.40)	$(0.11)	$(0.30)
Weighted average common shares outstanding:
Basic and diluted	5,719,075	-	5,719,075	2,896,868	1,563,706	4,435,240

Results of Operations

Revenues

Three Months Ended June 30,	Revenues	Change from Prior Year	Percent Change from Prior Year

2013	$111,434	$(83,340)	(43)%
2012	$194,774

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

During the second quarter of 2013 and the second quarter of 2012, we recorded no cost of sales from the consulting segment.

General and Administrative Expenses

Three Months Ended June 30,	General & Administrative Expenses	Change from Prior Year	Percent Change from Prior Year

2013	$1,913,027	$858,741	81%
2012	$1,054,286

General and administrative expenses increased by $858,741 in the three months ended June 30, 2013 as compared to the three months ended June 30, 2012 primarily as a result of the addition of the consulting segment  and increased stock-based compensation.  In addition, we incurred higher expenses relating to compensation of our executives, professional fees, and travel, due to certain increased activities in both segments, and relating to the integration of the formerly privately-held biomedicine business into our Company, a public reporting entity.

We incurred an increase of approximately $815,000 in consulting, legal, and professional fees due to costs associated with our merger, and partly as a result of increased corporate activities relating to merger integration, accounting, corporate governance, and compliance matters.

We recognized stock-based compensation expenses of approximately $233,000 and $267,000 for the three months ended June 30, 2013 and 2012, respectively on restricted stock and option awards.  We also incurred an increase in compensation expense in the amount of approximately $41,000, relating to employment agreements that we entered into with our new senior executive officers following the merger as well as the addition of new hires and commencement of new employment agreements.

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

Operating Loss

Three Months Ended June 30,	Operating Loss	Change from Prior Year	Percent Change from Prior Year

2013	$(2,519,820)	$(1,146,019)	120%
2012	$(1,146,019)

The increase in our operating loss for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012 is primarily due to the increase in general and administrative expenses, which is described above.

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

Net Loss

Three Months Ended June 30,	Net Loss	Change from Prior Year	Percent Change from Prior Year

2013	$(2,504,514)	$(1,358,783)	119%
2012	$(1,145,731)

Changes in net loss are primarily attributable to changes in operating income, and other income (expense), each of which is described above.

Comprehensive Net Loss

Three Months Ended June 30,	Comprehensive Net Loss	Change from Prior Year	Percent Change from Prior Year

2013	$(2,584,808)	$(1,434,317)	125%
2012	$(1,150,491)

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

	Six Months Ended June 30, 2013			Six Months Ended June 30, 2012

	CBMG As stated	EastBridge Pro forma Adjustment	Pro forma Consolidated	CBMG As stated	EastBridge Pro forma Adjustment	Pro forma Consolidated
Revenues	$111,434	$-	$111,434	$273,363	$166,771	$440,134
Cost of goods sold	-	-	-	113,048	-	113,048

Gross profit	111,434	-	111,434	160,315	166,771	327,086

Operating expenses:
General and administrative	6,496,722	212,770	6,709,492	2,039,745	526,179	2,565,924
Selling and marketing	107,653	18,392	126,045	175,689	38,230	213,919
Research and development	1,119,781	-	1,119,781	311,135	-	311,135
Total operating expenses	7,724,156	231,162	7,955,318	2,526,569	564,409	3,090,978
Operating loss	(7,612,722)	(231,162)	(7,843,884)	(2,366,254)	(397,638)	(2,763,892)

Other income (expense)
Interest expense	(257,761)	-	(257,761)	-	1,403	1,403
Interest income	2,465	455	2,920	1,301	-	1,301
Gain on extinguishment of debt	-	-	-	-	-	-
Other expense	(52,541)	-	(52,541)	-	(19,755)	(19,755)
Total other income (expense)	(307,837)	455	(307,382)	1,301	(18,352)	(17,051)
Loss before taxes	(7,920,559)	(230,707)	(8,151,266)	(2,364,953)	(415,990)	(2,780,943)

Income tax provision	-	-	-	-	(109)	(109)
Discontinued operations	-	-	-	-	-	-
Net loss	$(7,920,559)	$(230,707)	$(8,151,266)	$(2,364,953)	$(416,099)	$(2,781,052)
Other comprehensive income (loss):
Cumulative translation adjustment	31,959	-	31,959	$1,059	-	1,059
Unrecognized loss on investments	(734,573)	(4,462,545)	(5,197,118)	-	(42,847)	(42,847)
Comprehensive net loss	$(8,623,173)	$(4,693,252)	$(13,316,425)	$(2,363,894)	$(458,946)	$(2,822,840)

Earnings per share:
Basic and diluted	$(1.62)	$(0.73)	$(1.48)	$(0.82)	$(0.27)	$(0.63)

Weighted average common shares outstanding:
Basic and diluted	5,196,583	313,930	5,510,513	2,871,534	1,548,917	4,420,451

Results of Operations

Revenues

Six Months Ended June 30,	Revenues	Change from Prior Year	Percent Change from Prior Year

2013	$111,434	$(161,929)	(59)%
2012	$273,363

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

During six months ended June 30,  2013 and  2012, we recorded no cost of sales from the consulting segment.

General and Administrative Expenses

Six Months Ended June 30,	General and Administrative Expenses	Change from Prior Year	Percent Change from Prior Year

2013	$(6,496,722)	$(4,456, 977)	219%
2012	$2,039,745

General and administrative expenses increased by $(4,456,977) for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012 primarily as a result of one-time merger-related expenses, the issuance of contingent stock to certain biomedicine investors, and increased stock-based compensation, all incurred during the six months ended June 30, 2013.  In addition, we incurred higher expenses relating to compensation of our executives, professional fees, and travel, due to certain increased activities in both segments, and relating to the integration of the formerly privately-held biomedicine business into our Company, a public reporting entity.

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

On February 14, 2013 we issued 71,814 shares of our common stock to employees in our biomedicine segment, as stock-based compensation earned by them prior to the merger through and up to the date of issuance of shares. We recorded an expense in the amount of approximately $350,000 relating to this stock-based compensation. We recorded an additional expense of approximately $143,000 as unearned restricted stock awards issued prior to employees prior to the merger. We issued stock options to employees of the biomedicine business, we recognized stock-based compensation expenses of approximately $311,000 on the issued unvested stock and option awards. We also incurred an increase in compensation expense in the amount of approximately $378,000, relating to employment agreements that we entered into with our new senior executive officers following the merger. Comparatively, we recognized stock-based compensation expenses of approximately $556,000 for the six months ended June 30, 2012. The increases in compensation expense relating to our biomedicine business in comparison to the same period in the prior year were correlated with increased business activity in our biomedicine segment, a well as the addition of new hires and commencement of new employment agreements.

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

Operating Income (Loss)

Six Months Ended June 30,	Operating Loss	Change from Prior Year	Percent Change from Prior Year

2013	$(7,612, 722)	$(5,246,468)	222%
2012	$(2,366,254)

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

Net Loss

Six Months Ended June 30,	Net Loss	Change from Prior Year	Percent Change from Prior Year

2013	$(7,920,559)	$(5,555,606)	235%
2012	$(2,364,953)

Changes in net income (loss) are primarily attributable to changes in operating income, and other income (expense), each of which is described above.

Comprehensive Net Loss

Six Months Ended June 30,	Comprehensive Net Loss	Change from Prior Year	Percent Change from Prior Year

2013	$(8,623,173)	$(6,259,279)	265%
2012	$(2,363,894)

For the six months ended June 30, 2013, we recorded an unrecognized loss on investments of $734,573 offset by foreign currency translations of $31,959. For the six months ended June 30, 2012, we had no unrecognized losses on investments and foreign currency translations were approximately $1,059.

Liquidity and Capital Resources

Net cash used in operating activities was $4,610,538 and $1,986,455 for the six months ended June 30, 2013 and 2012, respectively. The increase is mainly attributable to an increased net loss of approximately $5.6 million, partially offset by an increase in non-cash charges of approximately $1.0 million.

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