Form 10-Q/A
period 2013-03-31
Cellular Biomedicine Group, Inc.
filed 2013-12-12
CIK 1378624

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 3

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

Explanatory Note

The sole purpose of this Amendment No. 3 to Cellular Biomedicine Group, Inc.’s Form 10-Q for the period ended March 31, 2013, filed with the Securities and Exchange Commission on May 20, 2013, as amended  (the “Original 10-Q”), is to amend Part I Item 4 “Controls and Procedures”.

In accordance with applicable SEC rules, this Amendment includes new certifications required under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), dated as of the filing date of this Amendment.

Except for the item amended in this Amendment described above, we have not updated items in this Amendment to reflect events occurring after the Original 10-Q date. Accordingly, this Amendment should be read in conjunction with the Company’s Original 10-Q and the Company’s subsequent filings with the SEC.

PART I   FINANCIAL INFORMATION

ITEM 4.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the "Exchange Act") is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has concluded that, as of March 31, 2013, our disclosure controls and procedures are not effective as a result of the restatement of our financial statements for the period ended March 31, 2013 as set forth in the Amendment No. 2 to the Original 10-Q filed with the SEC on December 6, 2013.

Changes in Internal Control over Financial Reporting

There have been no material changes in our internal control over financial reporting that occurred during the three months ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 6.    EXHIBITS

Exhibits

Exhibit Number	Description
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer, filed herewith.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer, filed herewith.
32	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

*	Previously filed.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CELLULAR BIOMEDICINE GROUP, INC.
(Registrant)

Date: December 12, 2013	By:	/s/ Wei (William) Cao
Wei (William) Cao
Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Andrew Chan
Andrew Chan
Chief Financial Officer (Principal Financial and Accounting Officer)