Form 10-Q/A
period 2013-06-30
Cellular Biomedicine Group, Inc.
filed 2013-12-12
CIK 1378624

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

Explanatory Note

The sole purpose of this Amendment No. 3 to Cellular Biomedicine Group, Inc.’s Form 10-Q for the period ended June 30, 2013, filed with the Securities and Exchange Commission on August 14, 2013, as amended  (the “Original 10-Q”), is to amend Part I Item 4 “Controls and Procedures”.

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

PART I   FINANCIAL INFORMATION

ITEM 4.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the "Exchange Act") is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has concluded that, as of June 30, 2013, our disclosure controls and procedures are not effective as a result of the restatement of our financial statements for the period ended June 30, 2013 as set forth in the Amendment No. 2 to the Original 10-Q filed with the SEC on December 6, 2013.

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