Form 10-Q
period 2013-09-30
Cellular Biomedicine Group, Inc.
filed 2013-12-26
CIK 1378624

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of November 7, 2013 the issuer has 6,359,345 shares of common stock, par value $.001, issued and outstanding.

CELLULAR BIOMEDICINE GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30,	December 31,
	2013	2012
		(restated)
Assets
Cash	$3,465,132	$4,144,896
Accounts receivable	-	20,683
Other receivable	149,726	128,681
Inventory	39,979	37,241
Prepaid expenses	43,730	18,118
Other current assets	126,810	-
Total current assets	3,825,377	4,349,619

Investments	3,899,767	-
Property, plant and equipment, net	1,118,749	1,326,882
Goodwill	6,808,533	-
Intangibles	687,592	940,897
Long-term prepaid expenses and other assets	161,087	134,229
Total assets (A)	$16,501,105	$6,751,627

Liabilities and Stockholders' Equity

Liabilities:
Accounts payable	$157,016	$23,931
Accrued expenses	864,607	97,454
Taxes payable	459,953	-
Deferred revenue	158,849	-
Advances payable to related party	30,860	-
Other current liabilities	214,947	473,848
Total current liabilities (A)	1,886,232	595,233

Total liabilities	1,886,232	595,233

Stockholders' equity:

Preferred stock, par value $.001, 50,000,000 shares
authorized; none issued and outstanding
as of September 30, 2013 and December 31, 2012, respectively	-	-

Common stock, par value $.001, 300,000,000 shares authorized;
6,323,774 and 3,710,560 issued and outstanding
as of September 30, 2013 and December 31, 2012, respectively	6,324	3,711
Additional paid in capital	31,398,301	14,710,002
Accumulated deficit	(15,962,613)	(8,618,945)
Accumulated other comprehensive income (loss)	(827,139)	61,626
Total stockholders' equity	14,614,873	6,156,394

Total liabilities and stockholders' equity	$16,501,105	$6,751,627
_______________
(A)
The Company’s consolidated assets as of September 30, 2013 and December 31, 2012 include $1,221,144 and $1,301,225, respectively, of assets of variable interest entities, or VIEs, that can only be used to settle obligations of the VIEs. These assets include property, plant and equipment, net, of $863,699 and $1,082,358 as of September 30, 2013 and December 31, 2012, respectively; cash and cash equivalents of $95,300 and $10,183 as of September 30, 2013 and December 31, 2012, respectively; other receivable of $65,207 and $51,949 as of September 30, 2013 and December 31, 2012, respectively; intangibles of $57,278 and $79,468 as of September 30, 2013 and December 31, 2012, respectively; Long-term prepaid expenses and other assets of $76,810 and $39,615 as of September 30, 2013 and December 31, 2012, respectively; prepaid expenses and other assets of $24,863 and $4,420 as of September 30, 2013 and December 31, 2012, respectively; and inventory of $37,987 and $32,232 as of September 30, 2013 and December 31, 2012, respectively. The Company’s consolidated liabilities as of September 30, 2013 and December 31, 2012 included $342,190 and $555,248, respectively, being liabilities of VIEs whose creditors have no recourse to the Company. These liabilities include other payables of $218,083 and $539,244 as of September 30, 2013 and December 31, 2012, respectively; tax payable of $26,410 and $0 as of September 30, 2013 and December 31, 2012, respectively; accounts payable of $34,337 and $16,004 as of September 30, 2013 and December 31, 2012, respectively; and payroll accrual of $63,360 and $0 as of September 30, 2013 and December 31, 2012, respectively. See further description in Note 6, Variable Interest Entity.

The accompanying notes are an integral part of these condensed consolidated financial statements.

CELLULAR BIOMEDICINE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Revenues - Products	$95,365	$4,048	$95,365	$277,411
Revenues - Services	3,092,985	-	3,204,419	-
Cost of goods sold	158,280	7,060	158,280	120,108
Gross profit (loss)	3,030,070	(3,012)	3,141,504	157,303

Operating expenses:
General and administrative	1,821,299	606,947	8,318,022	2,646,691
Selling and marketing	23,202	124,711	130,855	300,400
Research and development	196,524	687,745	1,316,305	998,880
Total operating expenses	2,041,025	1,419,403	9,765,182	3,945,971
Operating income (loss)	989,045	(1,422,415)	(6,623,678)	(3,788,668)

Other income (expense)
Interest expense	-	-	(257,761)	-
Interest income	247	140	2,712	1,441
Other income (expense)	(25,905)	28,242	(78,447)	28,242
Total other income (expense)	(25,658)	28,382	(333,496)	29,683
Income (loss) before taxes	963,387	(1,394,033)	(6,957,174)	(3,758,985)

Income tax provision	(386,494)	-	(386,494)	-
Net income (loss)	$576,893	$(1,394,033)	$(7,343,668)	$(3,758,985)
Other comprehensive income (loss):
Cumulative translation adjustment	24,269	6,966	56,228	8,025
Unrecognized loss on investments	(210,420)	-	(944,993)	-
Comprehensive income (loss)	$390,742	$(1,387,067)	$(8,232,433)	$(3,750,960)

Earnings per share:
Basic	$0.09	$(0.45)	$(1.33)	$(1.28)
Diluted	$0.09	$(0.45)	$(1.33)	$(1.28)

Weighted average common shares outstanding:
Basic	6,155,203	3,099,268	5,519,634	2,948,000
Diluted	6,229,825	3,099,268	5,519,634	2,948,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

CELLULAR BIOMEDICINE GROUP, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	For The Nine Months Ended
	September 30,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,343,668)	$(3,758,985)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	643,444	305,013
Stock based compensation expense	2,904,047	735,979
Loss on the disposal of fixed assets	-	1,477
Third party services received in exchange for disposition of investment stock	83,334
Loss recognized in excess of cash received on disposition of investment stock	98,240	-
Value of stock received for services	(3,000,000)	-
Deferred tax	(76,544)	-
Changes in operating assets and liabilities:
Accounts receivables	20,683	36,693
Other receivables	(21,045)	(93,251)
Inventory	(2,738)	(1,438)
Prepaid expenses	(25,612)	390,244
Other current assets	(76,810)	(1,199)
Long-term prepaid expenses and other assets	(26,858)	-
Accounts payables	(16,013)	(17,437)
Other current liabilities	(264,635)	(431,770)
Taxes payable	449,832	(95,986)
Accrued expenses	(378,949)	(59,606)
Deferred revenue	(92,985)	-
Net cash used in operating activities	(7,126,277)	(2,990,266)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of business, net of cash acquired	2,568,995	-
Purchases of intangibles	(5,801)	(1,051,300)
Purchases of assets	(139,900)	(1,093,912)
Net cash provided by (used in) investing activities	2,423,294	(2,145,212)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock	4,005,071	6,129,303
Repayment of advances from affiliate	(1,250)	(5,651)
Advances from affiliate	(525)	-
Net cash provided by financing activities	4,003,296	6,123,652

EFFECT OF EXCHANGE RATE CHANGES ON CASH	19,923	13,198

INCREASE (DECREASE) IN CASH	(679,764)	1,001,372
CASH, BEGINNING OF PERIOD	4,144,896	4,413,971
CASH, END OF PERIOD	$3,465,132	$5,415,343

SUPPLEMENTAL CASH FLOW INFORMATION

Non cash financing and investing activities:
Issuance of company stock for accrued liabilities and advances	$149,475	$-

 The accompanying notes are an integral part of these condensed consolidated financial statements.

CELLULAR BIOMEDICINE GROUP, INC.
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012
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

As a result of the Merger,: CBMG BVI and EastBridge Sub became the two direct subsidiaries of the Company.

In connection with the Merger, effective on March 5, 2013, the Company (formerly named “EastBridge Investment Group Corporation”) changed its name to “Cellular Biomedicine Group, Inc.” In addition in March 2013, the Company changed its corporate headquarters to 530 University Avenue in Palo Alto, California.

NOTE 2 – BASIS OF PRESENTATION

As of February 6, 2013, in connection with the Merger, Cellular Biomedicine Group, Ltd. being the accounting acquirer thus resulting in a reverse merger for accounting purposes. Therefore, the accompanying financial statements are on a consolidated basis subsequent to February 6, 2013, but only reflect the operations of Cellular Biomedicine Group, Ltd. prior to the date of acquisition.

The results of operations for the three and nine months ended September 30, 2013, are not necessarily indicative of the results to be expected for the full year. The information included in this Form 10-Q should be read in conjunction with the audited financial statements of Cellular Biomedicine Group, Ltd for the year ended December 31, 2012 filed on as Exhibit 99.1 to Form 8-K/A filed with the Securities and Exchange Commission on June 18, 2013. Unless otherwise noted in this report, any description of “us”, “our” or “we” refers to Cellular Biomedicine Group, Inc. and its subsidiaries.

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

For its consulting segment, the Company engages in listing contracts with its clients which provide for the payment of fees, either in cash or equity, upon the achievement of certain milestones by the client, including the successful completion of a financial statement audit, the successful listing on a national stock exchange or over-the-counter market and the maintenance of ongoing 1934 Act reporting requirements with the Securities and Exchange Commission. In some instances, payment may be made in advance of performance; however, such payment is often refundable in the event that milestones are not reached. The Company recognizes revenue as milestones are reached in accordance with FASB’s Accounting Standards Codification (ASC) No. 605-28-25. Such guidance stipulates that revenue be recognized for individual elements in a multiple deliverable arrangement using the relative selling price method. The Company relies on internal estimates of the relative selling price of each element as objective third-party evidence is unattainable.

    The Company has historically not recognized revenue for consulting services performed in exchange for shares of client stock until such shares are received as collectability has not been assured prior to receipt of such shares. At September 30, 2013, the Company has not recognized revenue for services that have been completed for which the Company is due to receive 12 million shares of Arem Pacific Corporation as such shares have not yet have been received.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At September 30, 2013 and December 31, 2012, respectively, cash and cash equivalents include cash on hand and cash in the bank. At times, cash deposits may exceed government-insured limits.

Accounts Receivable

Accounts receivable represent amounts earned but not collected in connection with the Company’s Biomedicine segment sales. The Company’s Consulting segment does not have accounts receivable from regular operations. Account receivables are carried at their estimated collectible amounts.

The Company plans to follow the allowance method of recognizing uncollectible accounts receivable. The Company recognizes bad debt expense based on specifically identifying customers and invoices that are anticipated to be uncollectable. At September 30, 2013 and December 31, 2012, an allowance was determined to not be needed as the Company is still performing clinical trials and has not yet generated revenues from its cell therapy candidates in the Biomedicine segment. Correspondingly the Company has not recorded any bad debt expense for the periods ended September 30, 2013 and December 31, 2012, respectively.

Inventory

Inventories consist of finished goods, raw materials, work-in-process, and low value consumable materials. Inventories are initially recognized at cost and subsequently at the lower of costs and net realizable value. First-in first-out cost is used to determine the cost. Finished goods are comprised of direct materials, direct labor, depreciation and manufacturing overhead. Net realizable value is the estimated selling price, in the ordinary course of business, less estimated costs to complete and dispose. The Company regularly inspects the shelf life of prepared finished goods and, if necessary, writes down their carrying value based on their salability and expiration dates into cost of goods sold.

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

For the three and nine months ended September 30, 2013, depreciation expense was $122,173 and $375,173, respectively and for the three and nine months ended September 30, 2012 depreciation expense was $107,319 and $229,166, respectively.

Depreciation is provided for on the straight-line method generally over an estimated useful life of five years.

Goodwill and Other Intangibles

Goodwill represents the excess of the cost of assets acquired over the fair value of the net assets at the date of acquisition. Intangible assets represent the fair value of separately recognizable intangible assets acquired in connection with the Company’s business combinations. The Company evaluates its goodwill and other intangibles for impairment on an annual basis or whenever events or circumstances indicate that an impairment may have occurred. The Company intends to perform its annual impairment test in the fourth quarter of 2013. As of September 30, 2013 no impairment has been recorded with respect to any goodwill or intangible assets.

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

A full valuation allowance has been established against all net deferred tax assets as of September 30, 2013 based on estimates of recoverability. While the Company has optimistic plans for its business strategy, it has determined that such a valuation allowance was necessary given the current and expected near term losses and the uncertainty with respect to its ability to generate sufficient profits from its business model.

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

These marketable securities are shares of stock in the consulting segment clients. These clients are trading on the various OTC markets including Pink sheets. The majority of these shares are very thinly traded and therefore are highly volatile. The Company acknowledges that this volatility can result in significant swings in value, and previously reviews each investment for other than temporary impairments.

The carrying amounts of other financial instruments, including cash, other receivables, accounts payable and accrued liabilities, income tax payable and related party payable approximate fair value due to their short maturities.

Basic and Diluted Net Loss Per Share

    Diluted income (loss) per share reflects potential dilution from the exercise or conversion of securities into common stock. The dilutitive effect of the Company's share-based awards is computed using the treasury stock method, which assumes that all share-based awards are exercised and the hypothetical proceeds from exercise are used to purchase common stock at the average market price during the period. Share-based awards whose effects are anti-dilutive are excluded from computing diluted income (loss) per share.

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

Recent Accounting Pronouncements

"In January 2013, the FASB issued Accounting Standards Update ASU No. 2013-01, “Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities.” This Standard clarifies that ordinary trade receivables are not in the scope of ASU No. 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities.” Specifically, ASU 2011-11 applies only to derivatives, repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with specific criteria contained in the FASB Accounting Standards Codification or subject to a master netting arrangement or similar agreement. An entity is required to apply the amendments in ASU 2013-01 for fiscal years beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the required disclosures retrospectively for all comparative periods presented. The effective date is the same as the effective date of ASU 2011-11. The adoption of ASU No. 2013-01 is not expected to have a material impact on the consolidated financial statements.

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

"In March 2013, the Financial Accounting Standards Board (""FASB"") issued ASU No. 2013-05, Foreign Currency Matters (Topic 830)—Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity, (""ASU 2013-05""). This amendment clarifies the applicable guidance for the release of cumulative translation adjustment into net earnings. When an entity ceases to have a controlling financial interest in a subsidiary or group of assets within a foreign entity, the entity is required to apply the guidance in ASC 830-30 to release any related cumulative translation adjustment into net earnings. Accordingly, the cumulative translation adjustment should be released into net earnings only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. ASU 2013-05 is effective prospectively for fiscal years, and interim reporting periods within those years, beginning after December 15, 2013. Early adoption is permitted as of the beginning of the entity's fiscal year. The Company will adopt ASU 2013-05 as of the beginning of calendar 2014 and does not expect the adoption of ASU 2013-05 to have a material impact on the Company's consolidated financial position, cash flows, or results of operations.

NOTE 4 – RESTATEMENT AND RECLASSIFICATION

The Company presented the December 31, 2012 balance sheet in the 8-K/A filed on June 18, 2013, without properly applying ASC 810, Consolidation, with respect to the treatment of the Variable Interest Entity (VIE) relationship. A correction was required to (i) properly eliminate the Company’s investment in the VIE, which resulted in a decrease in receivables and equity, and (ii) properly classify a deferred tax asset that was previously reflected as a tax refund receivable as a deferred tax asset.

Additionally, the Company had not previously reflected the impacts of shares issued for services during 2012. A correction was needed to the balance sheet as of December 31, 2012 to recognize an increase in paid in capital and a reduction to retained earnings in the amount of $1,184,192.

Adjustments to the income statement to properly expense the shares issued for services during 2012, served to increase the Company's net loss by $288,948 and $266,969 in the three months ended March 31, 2012 and June 30, 2012, respectively. There was no other material impact to the Company's financial condition, operating cash flows or results of operations as a result of these restrictions. The following table sets forth the impact of these corrections on our balance sheet as of December 31, 2012:

CELLULAR BIOMEDICINE GROUP, INC.
CONSOLIDATED BALANCE SHEET

	December 31, 2012
	As Originally reported	Restatement adjustment	As Restated
Assets
Cash	$4,144,896	$-	$4,144,896
Accounts receivable	20,683	-	20,683
Other receivable	1,715,756	(1,587,075)	128,681
Inventory	37,241	-	37,241
Prepaid expenses	18,118	-	18,118
Total current assets	5,936,694	(1,587,075)	4,349,619

Property, plant and equipment, net	1,326,882	-	1,326,882
Intangibles and other assets	940,897	-	940,897
Long-term prepaid expenses	14,802	119,427	134,229
Total assets (A)	$8,219,275	$(1,467,648)	$6,751,627

Liabilities and Stockholders' Equity

Liabilities:
Accounts payable	$23,931	$-	$23,931
Accrued expenses	97,454	-	97,454
Tax payable	(119,427)	119,427	-
Other current liabilities	473,848	-	473,848
Total current liabilities	475,806	119,427	595,233

Deferred tax liability non-current			-
Total liabilities (A)	475,806	119,427	595,233

Stockholders' equity:

Preferred stock, par value $.001, 50,000,000 shares
authorized; none issued and outstanding	-	-	-

Common stock, par value $.001, 300,000,000 shares authorized;
3,710,560 issued and outstanding	3,711	-	3,711
Additional paid in capital	14,414,998	(295,004)	14,710,002
Accumulated deficit	(6,736,866)	(1,882,079)	(8,618,945)
Accumulated other comprehensive income (loss)	61,626	-	61,626
Total stockholders' equity	7,743,469	(1,587,075)	6,156,394

Total liabilities and stockholders' equity	$8,219,275	$(1,467,648)	$6,751,627

NOTE 5 – BUSINESS COMBINATION

As indicated in Notes 1 and 2, on February 6, 2013, EastBridge merged with Cellular Biomedicine Group, Ltd., with Cellular Biomedicine Group, Ltd. being the accounting acquirer thus resulting in a reverse merger for accounting purposes. After consummation of this transaction, the then current Company stockholders retained 30% of the Company on a fully-diluted basis. The Company has accounted for the merger as a business purchase of EastBridge by Cellular Biomedicine with the purchase price of $9,781,794 equal to the fair value of the shares retained by the then current Company stockholders.

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

The following unaudited pro forma consolidated results of operations for the three and nine months ended September 30, 2013 and 2012 has been prepared as if the acquisition of EastBridge had occurred on January 1, 2012.

	Three Months Ended September 30, 2013			Three Months Ended September 30, 2012
	CBMG	EastBridge	Pro forma	CBMG	EastBridge	Pro forma
	As stated	Pro forma Adjustment	Consolidated	As stated	Pro forma Adjustment	Consolidated
Net revenue	$3,188,350	$-	$3,188,350	$4,048	$5,887,057	$5,891,105
Net income (loss)	576,893	-	576,893	(1,394,033)	5,163,560	(3,769,527)
Weighted average shares
Basic	6,155,203	-	6,155,203	3,099,268	1,566,285	4,665,553
Diluted	6,229,825	-	6,229,825	3,099,268	1,566,285	4,665,553
Earnings per share
Basic	$0.09	$-	$0.09	$(0.45)	$3.30	$0.81
Diluted	$0.09	$-	$0.09	$(0.45)	$3.30	$0.81

	Nine Months Ended September 30, 2013			Nine Months Ended September 30, 2012
	CBMG	EastBridge	Pro forma	CBMG	EastBridge	Pro forma
	As stated	Pro forma Adjustment	Consolidated	As stated	Pro forma Adjustment	Consolidated
Net revenue	$3,299,784	$-	$3,299,784	$277,411	$6,053,828	$6,331,239
Net income (loss)	(7,343,668)	(230,707)	(7,574,375)	(3,578,985)	4,747,460	988,475
Weighted average shares
Basic	5,519,634	-	5,519,634	2,948,000	1,559,660	4,507,660
Diluted	5,519,634	-	5,519,634	2,948,000	1,559,660	4,507,660
Earnings per share
Basic	$(1.33)	$-	$(1.37)	$(1.28)	$3.04	$0.22
Diluted	$(1.33)	$-	$(1.37)	$(1.28)	$3.04	$0.22

NOTE 6 – VARIABLE INTEREST ENTITY

VIEs are those entities in which a company, through contractual arrangements, bears the risk of, and enjoys the rewards normally associated with ownership of the entity, and therefore the company is the primary beneficiary of the entity. Cellular Biomedicine Group Ltd (Shanghai) (“CBMG Shanghai”) is a variable interest entity (VIE), through which the Company conducts stem cell research and clinical trials in China. The shareholders of record for CBMG Shanghai are Cao Wei and Chen Mingzhe, who together own 100% of the equity interests in CBMG Shanghai. The initial capitalization and operating expenses of CBMG Shanghai are funded by our wholly foreign-owned enterprise (“WFOE”), Cellular Biomedicine Group Ltd. (Wuxi) (“CBMG Wuxi”). The registered capital of CBMG Shanghai is ten million RMB and was incorporated on October 19, 2011.

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

The Company has aggregated the financial information of CBMG Shanghai in the table below. The aggregate carrying value of CBMG Shanghai’s assets and liabilities (after elimination of intercompany transactions and balances) in the Company’s consolidated balance sheet as of September 30, 2013 and December 31, 2012, are as follows:

	September 30,	December 31,
	2013	2012
Assets
Cash	$95,300	$10,183
Other receivable	65,207	51,949
Inventory	37,987	33,232
Prepaid expenses	24,863	4,420
Total current assets	223,357	99,784

Property, plant and equipment, net	863,699	1,082,358
Intangibles	57,278	79,468
Other assets	76,810	39,615
Total assets	$1,221,144	$1,301,225

Liabilities and Stockholders' Equity

Liabilities:
Accounts payable	$34,337	$16,004
Other payable	218,083	539,244
Payroll accrual	63,360	-
Tax payable	26,410	-
Total liabilities	$342,190	$555,248

NOTE 7 – OTHER CURRENT ASSETS

Other Receivables

The Company pays deposits on various items relating to office expenses. Management has classified these deposits as receivables as the intention is to recover these deposits in less than 12 months. As of September 30, 2013 and December 31, 2012 the amounts of other receivables was $149,726 and $128,681.

NOTE 8 – INVENTORY

At September 30, 2013 and December 31, 2012, inventory consisted of the following:

	September 30, 2013	December 31, 2012

Raw materials	$24,850	$37,241
Goods in transit	15,128	-
	39,978	37,241

This inventory is from the biomedicine segment. The consulting segment does not have inventory.

NOTE 9 – PROPERTY, PLANT AND EQUIPMENT

As of September 30, 2013 and December 31, 2012, property, plant and equipment, carried at cost, consisted of the following:

	September 30, 2013	December 31, 2012

Office equipment	$423,343	$16,586
Manufacturing equipment	359,654	644,909
Computer equipment	36,011	32,504
Leasehold improvements	1,038,998	762,579
Construction work in process	18,491	-
	1,876,497	1,456,578
Less: accumulated depreciation	(757,748)	(129,696)
	$1,118,749	$1,326,882

NOTE 10 – FAIR VALUE ACCOUNTING

Assets measured at fair value on a recurring basis as of September 30, 2013 are summarized as follows:

	2013
	Fair Value Measurements at Reporting Date Using:
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Equity position in Alpha Lujo, Inc.	$107,118	$107,118	$-	$-
Equity position in Arem Pacific Corporation	3,000,000	3,000,000	-	-
Equity position in Wonder International Education & Investment Group Corporation	792,650	792,650	-	-
	$3,899,768	$3,899,768	$-	$-

During the three months ended September 30, 2013, the Company received 1,000,000 shares of Arem Pacific Corporation as compensation for services performed by the Company’s Consulting Segment. As of September 30, 2013, the Company holds 2,142,350 and 2,201,805 shares in Alpha Lujo, Inc and Wonder International Education and Investment Group Corporation, respectively. The Company has valued these shares at the closing OTCBB quoted price on September 30, 2013. As such, the estimated fair values of these financial instruments subsequent to the reporting date may be different than the amounts reported at period end. No such assets existed as of December 31, 2012.

NOTE 11 – INTANGIBLE ASSETS

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

As of September 30, 2013 and December 31, 2012, intangible assets, consisted of the following:

Patents
	September 30, 2013	December 31, 2012
Cost basis	$1,020,406	$1,000,000
Less: accumulated amortization	(391,532)	(139,097)
	$628,874	$860,903

Software
	September 30, 2013	December 31, 2012
Cost basis	$56,557	$34,259
Less: accumulated amortization	(9,547)	(1,132)
	$47,010	$33,127

Trademark
	September 30, 2013	December 31, 2012
Cost basis	$11,708	$-
Less: accumulated amortization	-	-
	$11,708	$-

All software is provided by a third party vendor, is not internally developed, and has an estimated useful life of 5 years. Patents are amortized using an estimated useful life of 3 to 5 years. Amortization expense for the three and nine months ended September 30, 2013 was $95,628 and $268,206, respectively while the amortization expense for the three and nine months ended September 30, 2012 was $75,457, and $75,84, respectively. Estimated amortization expense for each of the ensuing years are as follows for the years ending December 31:

Year ending December 31,	Amount

2013	$85,730
2014	342,920
2015	221,797
2016	9,582
2017 and thereafter	$15,855

NOTE 12 – LEASES

Operating lease commitments

Our corporate headquarters are located at 530 University Avenue in Palo Alto, California. We currently pay rent in the amount of $1,400 per month on a month-to-month basis.

The Company also is leasing office space in Scottsdale, Arizona under a two year non-cancelable operating lease agreement initiated in August 2012. In 2012, the Company agreed to continue the lease agreement for housing in Beijing. This lease continues on a month-to-month basis. Rent expense for the nine months ended September, 2013 and 2012 was $345,235 and $274,996, respectively, including events to related parties described in Note 13.

Additionally, the biomedical division has entered into six tenancy agreements. The details of the six tenancy agreements are as follows:

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

CBMG Shanghai, the lessee, has a tenancy agreement with HuiQian, the lessor, for lease of the demised premises in Room 202, Lianhua Road, Minhang District, Shanghai, P.R. China. The lease term is one year, commencing from February 12, 2013 to February 11, 2014.

CBMG Shanghai, the lessee, has a tenancy agreement with WangJing, the lessor, for lease of the demised premises in Room 3-308, Alley 1458, Gumei Road, Minhang District, Shanghai, P.R. China. The lease term is one year, commencing from March 4, 2013 to March 3, 2014.

Cellular Biomedicine Group Hong Kong (HK), the lessee, has a tenancy agreement with Global Incorporation Centre (HK) Limited, the lessor, for lease of the demised premises in Unit 402, 4th Floor, Fairmont House, No. 8 Cotton Tree Drive, Admiralty, Hong Kong. The lease term is one year, commencing from July 1, 2013 to June 30, 2014.

CBMG Shanghai, the lessee, has a tenancy agreement with Shanghai Xuhui Huizhong Public rental housing, the lessor, for lease of the demised premises in Room 1210, NO. 36 Caodong Road, Xuhui District. The lease term is two years, commencing from December 17, 2012 to December 31, 2014.

As of September 30, 2013, the Company has the following future minimum lease payments due under the foregoing lease agreements:

Year ending December 31,	Amount

2013	$201,854
2014	346,158
$548,012

NOTE 13 – RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2013, the Company paid $1,493,439 to its former officers to settle all outstanding accrued compensation liabilities. Accrued compensation liability to related parties was $30,860 as of September 30, 2013. No such amounts are reflected as of December 31, 2012 as these represent liabilities of EastBridge whose assets are only reported subsequent to the date of merger.

The Company received advances from two of its directors, one of whom is also a major stockholder who holds approximately a 9% interest in the Company, in the ordinary course of business at a rate of 4.3% interest which is the federal long term interest rate as of September 30, 2013.

The executive employment agreements and deferred compensation arrangements discussed in Note 16 is incorporated into this Note 13.

NOTE 14 – EQUITY

ASC Topic 505 Equity paragraph 505-50-30-6 establishes that share-based payment transactions with nonemployees shall be measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. Accounting Standard Codification Topic 470 Debt paragraph 470-50-40-3 states that, in an early extinguishment of debt through exchange for common or preferred stock, the reacquisition price of the extinguished debt shall be determined by the value of the common or preferred stock issued or the value of the debt whichever is more clearly evident. The Company’s policy is to record all stock transactions at the quoted market price on the day of issuance, as the most consistently reliable measurement of the transaction value.

Immediately prior to the reverse merger the company had 1,571,130 shares outstanding. The Company issued 3,638,941 shares in connection with the merger. See Note 1 for a discussion of the accounting for the merger.

During the nine months ended September 30, 2013, the Company issued 41,766 shares of common stock, respectively, to third parties for services rendered. The Company expensed $149,475, respectively, in connection with these issuances based on the quoted market prices on the dates of issuance. No such issuances were made during the three months ended September 30, 2013.

During the nine months ended September 30, 2013, the Company issued 60,000 shares of common stock, to the former officers of the Company. The Company expensed $360,000 in connection with these issuances based on the quoted market prices on the dates of issuance. No such issuances were made during the three months ended September 30, 2013.

During the nine months ended September 30, 2013, the Company issued 71,814 shares of common stock, to employees that had earned these shares as compensation as of the date of merger. The Company expensed $350,402 in connection with these issuances based on the quoted market prices on the dates of issuance. No such issuances were made during the three months ended September 30, 2013.

During the nine months ended September 30, 2013, the Company issued 342,360 shares of common stock, to specific stockholders as the Company did not achieve ten Phase II clinical trials by March 31, 2013 in accordance with the terms and conditions of certain private placement agreements entered into by private investors in CBMG BVI and assumed by the Company. The Company expensed $1,694,682 in connection with these issuances based on the quoted market prices on the dates of issuance. There are no further milestones that would require additional stock issuances. No such issuances were made during the three months ended September 30, 2013.

During the three and nine months ended September 30, 2013, the Company expensed $240,975 and $578,191, respectively, associated with unvested restricted and option awards that generally vest over a three year period.

During the three and nine months ended September 30, 2012, the Company expensed $180,063 and $735,979, respectively, associated with such awards during the three and nine months ended September 30, 2012, respectively.

During the three and nine months ended September 30, 2012, the Company issued 395,729 and 507,833, respectively, shares of common stock for cash in the amount of $5,016,375 and $7,716,375, respectively.

On July 24, 2013, the Company entered into a Subscription Agreement (“Subscription Agreement”) with selected investors (the “Purchasers”) that met the criteria as “Accredited Investors” as defined in Rule 501(a) of Regulation D under the Securities Act of 1933 (the “Act”), and other investors who met the criteria as “non-U.S. persons” who agreed to comply with the applicable requirements of Regulation S under the Act. The Company offered to sell up to an aggregate of 1,194,030 shares of the Company’s common stock, $0.001 par value. During the three months ended September 30, 2013, the Company issued to the Purchasers an aggregate of 597,763 shares of common stock at a price per share of $6.70 for an aggregate purchase price of $4,005,072. Additional information regarding this financing appears in the Company’s Form 8-K filed on July 25, 2013.

NOTE 15 – DEFERRED REVENUE

The following table represents the balance of deferred revenue that has not yet been recognized under the Company’s revenue recognition policies:

	September 30,	December 31,
	2013	2012

Kaida Road Construction Company	$73,000	-

Dwarf Technologies	75,814	-

LongWen	10,035	-

	$158,849	-

All of the deferred revenue result from receipt of cash deposits from the consulting segment clients in accordance with each specific listing agreements.

NOTE 16 – COMMITMENTS AND CONTINGENCIES

Executive Employment Agreements

At the close of the merger with CBMG BVI, the Company entered into executive employment agreements with each of Wen Tao (Steve) Liu, Wei (William) Cao and Andrew Chan (the “New Officers”) dated February 6, 2013 (each an “Employment Agreement,” collectively, the “Employment Agreements”). Pursuant to Amendment 1 to the Employment Agreement, Andrew Chan will receive an annual base salary of $200,000. Pursuant to BOD Minutes dated September 29, 2013, Steve Liu and William Cao will receive an annual base salary of $200,000 and $225,000, respectively. The New Officers are also eligible to participate in the Company’s Amended and Restated 2011 Incentive Stock Option Plan (the “2011 Plan”) and receive an option grant thereunder for the purchase of common stock of the Company at the discretion of the board of directors of the Company (the “Board”). The term of the New Officers’ employment agreements are effective as of February 6, 2013 and continue for three years thereafter. After the three year term, if the New Officers continue to be employed, they will be employed on an at-will basis and their agreements shall automatically renew for successive one year terms, until and unless their employment is terminated.

Each of the above Executive Employment Agreements contain termination provisions that dependent on the reason an executive is terminated, severance payments and the payment of COBRA premiums may be triggered.

Copies of the Executive Employment Agreements were filed as Exhibits 10.2, 10.3 and 10.4 to our current report on Form 8-K filed February 12, 2013.

EastBridge Employment Agreements with Norman Klein and Keith Wong

On February 6, 2013, EastBridge entered into employment agreements with Norman Klein and Keith Wong (each a “Subsidiary Employment Agreement,” collectively, the “Subsidiary Employment Agreements”).

Pursuant to Mr. Wong’s Subsidiary Employment Agreement with EastBridge, Mr. Wong is entitled to an annual base salary of $240,000. Mr. Wong is also eligible to participate in the Plan.

Pursuant to Mr. Klein’s Subsidiary Employment Agreement with EastBridge, Mr. Klein is entitled to an annual base salary of $180,000. Mr. Klein is also eligible to participate in the Plan.

The Subsidiary Employment Agreements are effective as of February 6, 2013 and shall continue for three years thereafter unless earlier terminated. After the three year term, Mr. Wong and Mr. Klein shall continue to be employed on an at-will basis and their employment agreements automatically renew for successive one year terms until terminated.

Each of the above Subsidiary Employment Agreements contain termination provisions dependent on the reason employment is terminated, severance payments and the payment of COBRA premiums may be triggered.

Copies of the Subsidiary Employment Agreements were attached as Exhibits 10.10 and 10.11 to our current report on Form 8-K filed February 12, 2013.

Deferred Compensation Arrangement with Former Officers

On February 5, 2013, the Company entered into a Deferred Compensation Agreement with Keith Wong and Norman Klein (the “Former Executives”), in which the Company agreed to: (i) pay its Former Executives certain accrued unpaid cash compensation consisting of $676,839 payable to Keith Wong and $459,300 payable to Norman Klein, plus aggregate accrued interest calculated at the simple rate of 12% per annum; and (ii) pay on August 31, 2013, a cash bonus payment of $204,723 to Mr. Wong and $152,577 to Mr. Klein. As of September 30, 2013, all such amounts were paid. A copy of the Deferred Compensation Agreement was attached as Exhibit 10.9 to our current report on Form 8-K filed February 12, 2013.

NOTE 17 – STOCK BASED COMPENSATION

Our stock-based compensation arrangements include grants of stock options and restricted stock awards under the 2009 Stock Option Plan (the “2009 Plan” and the “2011 Plan”), and certain awards granted outside of these plans. Refer to Note 12, “Stock Based Compensation,” in Item 8. “Financial Statements and Supplementary Financial Data” appearing in our Annual Report on Form 10-K for the year ended December 31, 2012, as amended, for further information on our stock-based compensation arrangements. The compensation cost that has been charged against income related to stock-based compensation (including shares issued for services and expense tune-ups and reversals described in Note 14) for the three and nine months ended September 30, 2013 was $27,727 and $2,904,047, respectively, and is included in general and administrative expense in our Condensed Consolidated Statements of Operations. As indicted in Note 4 and Note 14, the Company recognized expense of $180,063 and $735,979 associated with restricted stock awards during the three and nine months ended September 30, 2012, respectively. As of September 30, 2013, there was $1,466,795 of total unrecognized compensation cost related to an aggregate of 517,461 of non-vested stock option awards and $203,152 related to an aggregate of 44,992 of non-vested restricted stock awards. That cost is expected to be recognized over a weighted-average period of 1.6 and 1.9 years for both the stock option and restricted stock awards, respectively.

During the nine months ended September 30, 2013, the Company issued options under the 2011 Plan to purchase an aggregate of 560,600 shares of the Company’s common stock to officers, directors and employees. The grant date fair value of these options was $1,852,440 using Black-Scholes option valuation models with the following assumptions: exercise price equal to the grant date stock price of $3.00 to $7.23, volatility 124%, expected life 6.0 years, and risk-free rate of 1.01% to 1.43%. The Company is expensing these options on a straight-line basis over the requisite service period.

The following table summarizes stock option activity as of December 31, 2012 and for the nine months ended September 30, 2013:

	Number of Units	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Outstanding at December 31, 2012	-	$-	-	$-
Grants	560,600	3.75
Forfeitures	-	-
Exercises	-	-
Outstanding at September 30, 2013	560,600	$3.75	9.4	$924,505

Vested and exercisable at September 30, 2013	48,611	$3.00	9.4	$116,667

The following table sets forth information about outstanding stock options as of September 30, 2013:

Exercise Price	Number of Shares Outstanding	Exerciseable

$3.00 - $4.95	355,300	48,611
$5.00+	205,300	-

	560,600	48,611

There were no outstanding stock options during the nine months ended September 30, 2012.

NOTE 18 – NET INCOME (LOSS) PER SHARE

Basic and diluted net loss per common share is computed on the basis of our weighted average number of common shares outstanding, as determined by using the calculations outlined below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Net income (loss)	$576,893	$(1,394,033)	$(7,343,668)	$(3,758,985)

Weighted average shares of common stock	6,155,203	3,099,268	5,519,634	2,948,000
Dilutive effect of stock options	63,961	-	-	-
Restricted stock vested not issued	10,661	-	-	-
Common stock and common stock equivalents	6,229,825	3,099,268	5,519,634	2,948,000

Net income (loss) per basic share	$0.09	$(0.45)	$(1.33)	$(1.28)
Net income (loss) per diluted share	$0.09	$(0.45)	$(1.33)	$(1.28)

An aggregate of 153,600 options were excluded from the calculation of net income per diluted share for the three months ended September 30, 2013 because the effects were antidilutive based on the application of the treasury stock method. All stock options and restricted stock awards were excluded from the calculation of net income per diluted share for the nine months ended September 30, 2013 and the three and nine months ended September 30, 2012 because the Company incurred a net loss during those periods.

NOTE 19 – INCOME TAXES

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

The Company considers all available evidence to determine whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become realizable. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), and projected taxable income in assessing the realizability of deferred tax assets. In making such judgments, significant weight is given to evidence that can be objectively verified. Based on all available evidence, in particular our three-year historical cumulative losses, recent operating losses and an expected U.S. pre-tax loss for the fiscal year ending December 31, 2013, we recorded a valuation allowance against our U.S. net deferred tax assets. In order to fully realize the U.S. deferred tax assets, we will need to generate sufficient taxable income in future periods before the expiration of the deferred tax assets governed by the tax code.

The following represent components of the current tax expense for the nine months ended September 30, 2013 while for the nine months ended September 30, 2012 the Company incurred losses and a full valuation allowance was applied no tax expense was recorded.

September 30, 2013
Current tax expense:
US federal	$407,553
US state	52,400
459,953

The following represent components of net deferred tax assets at September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012
Deferred tax assets:
Net operating loss carryforwards (offshore)	$2,964,620	$1,684,217
Net operating loss carryforwards (US)	2,323,646	-
Stock compensation (US)	1,088,282	-
Stock options (US)	289,617	-

Deferred tax liabilities	-	-
Subtotal	6,666,165	1,684,217
Less: valuation allowance	(6,666,165)	(1,684,217)
Net deferred tax assets	$-	$-

In each period since inception, the Company has recorded a valuation allowance for the full amount of net deferred tax assets, as the realization of deferred tax assets is uncertain. As a result, the Company has not recorded any federal or state income tax benefit in the consolidated statements of comprehensive income (loss).

As of September 30, 2013, there was approximately $4.4 million of federal net operating loss carry forwards (“NOLs”), which utilization of $4.4 million is subject to a significant Section 382 limitation as noted below, and we had approximately $1.5 million of state NOLs. For federal tax purposes, the NOLs began expiring in 2024 and will continue expiring through 2033 to the extent they are not utilized. For state tax purposes, the NOLs will generally begin expiring in 2028 if not utilized. Additionally, as of September 30, 2013, there was approximately $11.9 million of NOL carry forwards for Chinese income tax purposes set to expire in 2018.

Under Section 382 of the Code, substantial changes in ownership may limit the amount of NOLs that can be utilized annually in the future to offset taxable income, if any. Specifically, this limitation may arise in the event of a cumulative change in ownership of more than 50% within a three-year period as determined under the Code. Any such annual limitation may significantly reduce the utilization of these NOLs before they expire. The Company’s ability to utilize federal NOLs created prior to the merger is significantly limited. Prior to the merger, CBMG Ltd. had completed a partial analysis of ownership changes under Section 382 of the Code to determine if a change in control had occurred. Based on this partial analysis, no change in control was identified. A complete formal analysis of ownership change would have to be performed in order to obtain certainty that a change in control had not occurred prior to the merger, which could further limit the utilization of pre-merger NOLs.

Based on the above, we have estimated the amount of pre-merger federal NOLs that are available to offset postmerger income are limited to approximately $281k per year for 20 years, or cumulatively $4.4 million as of September 30, 2013. Post-merger, federal NOLs of approximately $0 million as of September 30, 2013 are not subject to this annual limitation.

The issuance of common stock in connection with the merger on February 6, 2013, together with the issuance of common stock in other transactions involving common stock, may have resulted in an additional ownership change, which could further limit the amount of the NOLs available to offset future taxable income, if any. In addition, any future equity financing transactions, private placements and other transactions that occur within the specified threeyear period may trigger additional ownership changes, which could further limit use of such NOLs.

The Company's effective tax rate differs from statutory rates of 35% for U.S. federal income tax purposes and 25% for Chinese income tax purposes due to the effects of the valuation allowance and certain permanent differences as it pertains to book-tax differences in the value of client shares received for services.

NOTE 20 – SEGMENT INFORMATION

The Company operates two reporting segments. The majority of all assets are contained in Biomedicine segment with the majority of the operations located in the People’s Republic of China. The Company’s Consulting segment provides services to foreign and domestic companies seeking access to the U.S. capital markets. As of September 30, 2013, substantially all revenue generating activities of the company are conducted in the United States. The Company intends to use gross profit as its measure of profit and loss for each reporting segment. The accounting principles applied at the operating segment level in determining gross profit are the same as those applied at the consolidated financial statement level. Our chief operating decision maker evaluates performance and allocates resources based on net sales, gross profit and working capital in each of the reporting segments.

		For the Three Months Ended September 30,
		2013		2012
		(in USD)	(% of Total)	(in USD)	(% of Total)
Biomedicine
	Revenue	$95,365	3.0%	$4,048	100.0%
	Cost of services	158,280	100.0%	7,060	100.0%
	Gross profit	$(62,915)	-2.1%	$(3,012)	100.0%

Consulting
	Revenue	$3,092,985	97.0%	$-	0.0%
	Cost of services	-	0.0%	-	0.0%
	Gross profit	$3,092,985	102.1%	$-	0.0%

Total:
	Revenue	$3,188,350	100.0%	$4,048	100.0%
	Cost of services	158,280	100.0%	7,060	100.0%
	Gross profit	$3,030,070	100.0%	$(3,012)	100.0%

		For the Nine Months Ended September 30,
		2013		2012
		(in USD)	(% of Total)	(in USD)	(% of Total)
Biomedicine
	Revenue	$95,365	2.9%	$277,411	100.0%
	Cost of services	158,280	100.0%	120,108	100.0%
	Gross profit	$(62,915)	-2.0%	$157,303	100.0%

Consulting
	Revenue	$3,204,419	97.1%	$-	0.0%
	Cost of services	-	0.0%	-	0.0%
	Gross profit	$3,204,419	102.0%	$-	0.0%

Total:
	Revenue	$3,299,784	100.0%	$277,411	100.0%
	Cost of services	158,280	100.0%	120,108	100.0%
	Gross profit	$3,141,504	100.0%	$157,303	100.0%

NOTE 21 – SUBSEQUENT EVENTS

On December 13, 2013, Cellular Biomedicine Group, Inc. (the "Company") conducted an initial closing of a financing transaction under which it sold an aggregate of 687,762 shares (the "Shares") of the Company's common stock, par value $0.001 per share (the "Common Stock"), to selected investors (the "Investors") at $6.70 per share, for total gross proceeds of approximately $4,608,005. The Shares were sold pursuant to seperate subscription agreements between the Company and each Investor. The Company expects to have additional closings with respect to the financing. Additional information regarding this financing appears in the Company's 8-K filed on December 16, 2013.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis summarizes the significant factors affecting our results of operations, financial condition and liquidity position for the three and nine months ended September 30, 2013 and 2012, and should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this filing.

This report contains forward-looking statements. These statements relate to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

Factors that might affect our forward-looking statements include, among other things:

●	overall economic and business conditions;

●	the demand for our products and services;

●	competitive factors in the industries in which we compete;

●	the results of our pending and future litigation;

●	the emergence of new technologies which compete with our product and service offerings;

●	our cash position and cash burn rate;

●	other capital market conditions, including availability of funding sources;

●	the strength of our intellectual property portfolio; and

●	changes in government regulations in China and the U.S. related to our industries.

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

We have completed our Phase I/IIa clinical trial for Knee Osteoarthritis (KOA) and have received approval to conduct  a Phase IIb clinical trial.  The KOA validation from Renji Hospital and its regulatory offices of our Phase I/IIa data package showed a high safety profile and positive results reflected by the osteoarthritis indices and pain indices.  The final report of the trial will be announced before the end of the year.  We have completed patient enrollment for our Phase I trial to evaluate the safety and preliminary efficacy of TC-DC (Tumor Stem Cell Specific Dendritic Cell) therapy for hepatocellular carcinoma (HCC), the most common type of liver cancer.  The trial is designed to evaluate the safety and efficacy in lowering the incidence of tumor recurrence and metastasis by means of autologous immune cell therapy in primary HCC patients following standard tumor resection and TACE chemotherapy.  We are on schedule to complete the Phase I trial  this year.

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

In the next 12 months, we aim to accomplish the following in our biomedicine business:

●	Approval of a Stromal Vascular Fraction (SVF) kit by the SFDA (SVF kits are 'toolboxes' used by physicians to safely extract cell samples from patients).

●	Approval of an adipose tissue transportation kit as a medical device (these kits permit safe and effective transportation of extracted or processed cells).

●	Completion of KOA Phase I trial safety data and advanced staggered filing of Phase II trial.

●	Preliminary HCC Phase I trial results.

●	Approval of additional pending Patent Cooperation Treaty (PCT) patents.

For both the three and nine months ended September 30, 2013 we generated $95,365 in revenue from the sales of enzyme reagent kits. For the three and nine months ended September 30, 2012, the biomedicine business generated $4,048 and $277,411, respectively, in revenue from the sales of enzyme reagent kits. We expect our biomedicine business to generate revenues primarily from the development of therapies for the treatment of Knee Osteoarthritis in 2014 and Hepatocellular Carcinoma in 2015 or 2016.

Our operating expenses for the three and nine months ending September 30, 2013 were in line with management’s plans and expectations. We incurred an increase in total operating expenses of approximately $1,221,000 for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012, which is attributable to general expense increases in 2013 as compared to 2012 associated with the development of our biomedicine business, the effects of our merger transaction in 2013, and expenses related to being a public company. We incurred an increase in total operating expenses of approximately $6,889,000 for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012 due primarily to the growth in our business and the effects of the merger.

In addition, for the nine months ended September 30, 2013 we issued 342,360 shares of common stock, for which we recorded an expense of $1,694,682, based on the quoted market prices on the dates of issuance. These issuances were made to certain pre-merger private investors in Cellular Biomedicine Group Limited (CBMG BVI) while it was a privately-held corporation. CBMG BVI agreed that if it did not achieve ten Phase II clinical trials by March 31, 2013 it would issue certain contingent shares to its private investors. This contingent share obligation to investors was assumed by the Company in the merger. On March 29, 2013 the Company issued the contingent shares to these pre-merger investors as required.

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

Also in connection with the Merger, we created a new Delaware subsidiary called EastBridge Investment Corp. (“EastBridge Sub”). Pursuant to a Contribution Agreement by and between EastBridge and EastBridge Sub dated February 6, 2013 (the “Contribution Agreement”), EastBridge contributed all of its current assets and liabilities to a newly formed, wholly-owned subsidiary of EastBridge, named “EastBridge Investment Corp.,” which will continue the current business and operations of EastBridge. A copy of the agreement and plan of merger, and all related exhibits, were previously filed on Form 8-K filed on February 12, 2013. For additional information regarding our Merger, please refer to our current report on Form 8-K filed with the Securities and Exchange Commission on February 12, 2013 as amended on April 24, 2013, including all subsequent amendments, which reports are incorporated by reference.

Effective on March 5, 2013 we changed our corporate name to “Cellular Biomedicine Group, Inc.” As of the date of this report, our primary business is in the field of biomedicine.

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

Our strategy is to develop safe and effective cellular medicine therapies for indications that represent a large unmet need in China, based on technologies developed both in-house and obtained through licensing arrangements with other companies. Our near term objective is to pursue successful clinical trials in China for our KOA application, followed by our HCC therapy. We intend to utilize our comprehensive cell platform to support multiple cell lines to pursue multiple therapies, both allogeneic and autologous. We intend to apply U.S. Standard Operating Procedures (SOPs) and protocols while complying with Chinese regulations, while owning, developing and executing our own clinical trial protocols. We plan to establish domestic and international joint ventures or partnerships to set up cell laboratories and/or research facilities, in-license technology from outside of China, and build affiliations with hospitals, to develop a commercialization path for our therapies, once approved. We intend to use our first-mover advantage in China, against a backdrop of enhanced regulation by the central government, to differentiate ourselves from the competition and establish a leading position in the China cell therapeutic market.

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

Our Technology

CBMG’s Cellular Biomedicine Technology Platforms

In order to expedite fulfillment of patient treatment we have been actively developing technologies and products with a strong IP fortification, including human adipose-derived mesenchymal progenitor cells (haMPC), derived from fat tissue, for the treatment of Knee Osteoarthritis (KOA) and other indications, and human umbilical cord derived mesenchymal progenitor cells (huMPC) for the treatment of Systemic Lupus Erythematosus (SLE) and other indications. We have also been actively engaging in in-license partnerships with world leading scientists and companies, including tumor cell specific dendritic cells (TC-DC) therapy for Hepatocellular Carcinoma (Liver Cancer) treatment. In addition, through our joint venture arrangement with California Stem Cells, Inc., we have rights to develop cell therapies based on motor neuron precursor cells (MNP) and neuronal precursor cells (NP).

Our proprietary and patent-protected production processes and clinical protocols enable us to produce raw material, manufacture cells, and conduct cell banking and distribution. Our proprietary cell lines (haMPC, huMPC, TC-DC, MNP, as further discussed below) provide us with the ability to customize specialize formulations to address complex diseases and debilitating conditions.

We have been developing disease-specific clinical treatment protocols. These protocols are designed for each of these proprietary cell lines (haMPC, huMPC, TC-DC, MNP) to address patient-specific medical conditions. These protocols include medical assessment to qualify each patient for treatment, evaluation of each patient before and after a specific therapy, cell transplantation methodologies including dosage, frequency and the use of adjunct therapies, potential adverse effects and their proper management.

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

Human Umbilical Cord Derived Mesenchymal Progenitor Cells (huMPC)

We have developed a stem cell line called human umbilical cord derived mesenchymal progenitor cells (huMPC). These huMPCs have a tremendous capacity for self-renewal whilst also maintaining their multipotent ability to differentiate into osteoblasts, adipocytes, and chondrocytes as well as myocytes and neurons.

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

Motor Neuron Precursor Cells (MNP) and Neuronal Precursor Cells (NP)

We have fully licensed and transferred technology from California Stem Cell to produce clinical-quality motor neuron and neuronal progenitor cells from human embryonic stem cells (heSC’s). These stem cell-derived motor neurons have potential applications in treating amyotrophic lateral sclerosis (motor neuron disease, also known as Lou Gehrig’s disease), a condition caused by a debilitating rapid progressive weakness, muscle atrophy and loss of motor function; and spinal muscular atrophy (SMA), a group of debilitating disorders characterized by degeneration of lower motor neurons situated in the lower spinal cord, causing atrophy of various muscle groups in the body. Presently none of these conditions or disorders have any known cure.

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

We entered into a clinical trial agreement with Renji Hospital in affiliation with Shanghai Jiaotong University on January 28, 2013 to begin a Phase I/II clinical trial in using haMPC’s to apply to KOA indications in accordance with Chinese regulatory requirements. The objective of this clinical trial is to evaluate efficacy and safety of this therapy, with results primarily measured by the WOMAC score (developed in 1982 by at Western Ontario and McMaster Universities), a set of standardized metrics used by health professionals to evaluate the condition of patients with osteoarthritis. Upon the completion of Phase II of the clinical trial, in accordance with the terms of the clinical trial agreement, we will retain the intellectual property rights to all confidential information and other information, including but not limited to invention, patent and technical know-how. We expect to use such information and then be free to partner with other Class AAA hospitals and apply for MOH approval in the use of haMPC’s in KOA therapy. Before the conclusion of the clinical trial, we expect to file a joint technology license application with selected hospitals with MOH for haMPC-based KOA therapy. Hospitals that have received license approval may then offer haMPC-based therapy as a product, with haMPC preparation and production being done by us, with the hospitals receiving appropriate cell therapy fees determined by local government guidelines. We plan to charge a cell therapy technology service fee to the hospital.

In order to expand our KOA therapy, new Class AAA hospitals will need to successfully complete a confirmatory clinical trial (post-market study) involving a total of 10-20 patients, in order to jointly apply to MOH for a license to carry out haMPC-based KOA therapy. If its potential KOA therapy candidate successfully passes through clinical trials, we intend to build a network of Class-AAA hospitals for clinical applications by introducing and encouraging other hospitals to engage in post-market studies.

Independent research and development work can be done with our haMPC isolation and culture kit, as well as standardizing technical training and the clinical treatment program, with a view toward enhancing the quality of KOA cell therapy technology.

Hepatocellular Carcinoma (HCC)

We have exclusive rights to develop and market tumor cell-dendritic cell (TC-DC) therapy for late stage HCC in greater China. In January 2013, we commenced a Phase I clinical trial with PLA 85 hospital in Shanghai, for our HCC therapy. Enrollment of patients is ongoing, and is expected to be completed by May 2013. The treatment period in this trial is six months. The purpose of this trial is to evaluate the safety of our autologous immune cell therapy in primary hepatocellular carcinoma (HCC) patients following resection (surgical tumor removal) and Transarterial Chemo Embolization (TACE) Therapy, a type of localized chemotherapy technique.

Recent scientific findings indicate that tumors contain specialized cells that allow for the generation of new tumors. Named cancer stem cells, these cells are responsible for both tumor metastases and recurrence. The central concept behind our technology is to immunize against these cancer stem cells.

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

According to existing laws in the PRC, this technology is considered a Category III medical technology and is managed and approved by the Ministry of Health. The current market strategy is for us to contract with Class-AAA hospitals to set up either on-site or localized cGMP standard cell biology laboratories, and apply to MOH for Phase I/II clinical trials to use TC-DC therapy for liver cancer. Upon completion of these clinical trials, selected Class-AAA hospitals will jointly file applications to MOH for a license to treat liver cancer using TC-DC technology. For hospitals that have received a license, we will provide liver cancer targeted DC cells, with the hospital charging appropriate cell therapy fees to the patient as determined by local government guidelines. We expect to derive revenues from service fees paid by hospitals.

One of the primary difficulties in administering effective cancer therapy is in the uniqueness of the disease – no two cancers are the same. Importantly, we source both immune and cancer cells directly from the patient, and our completely autologous approach to cancer therapy means that each dose is specific to each individual.

Using our cell production platform, we have the ability to process, prepare and produce cancer stem cells directly from patient tissue. These cells are then purified and irradiated, and combined with specialized immune cells to destroy the cancer stem cells from which tumors arise. This therapy is delivered to the patient in the form of a minimally invasive subcutaneous injection.

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

Stock-Based Compensation

We periodically use stock-based awards, consisting of shares of common stock or stock options, to compensate certain officers and consultants. Awards are expensed on a straight line basis over the requisite service period based on the grant date fair value, net of estimated forfeitures, if any.

Options - The compensation cost that has been charged against income related to stock-based compensation for the three and nine months ended September 30, 2013 was $191,904 and $385,645, respectively, and is included in general and administrative expense in our Condensed Consolidated Statements of Operations. There was no such compensation cost for the three and nine months ended September 30, 2012. As of September 30, 2013, there was $1,466,795 of total unrecognized compensation cost related to non-vested stock option awards. That cost is expected to be recognized over a weighted-average period of 1.9 years for the stock option awards.

Restricted shares – The compensation expense that has been charged against income related to stock-based compensation for the three and nine months ended September 30, 2013 was $180,084 and $1,159,986, respectively and is included in general and administrative expense in our Condense Consolidated Statement of Operations. As of September 30, 2013, a total of 44,992 restricted shares awards have been granted that remain unearned. As of September 30, 2013, total unrecognized compensation cost related to unvested awards was $203,152 for which the weighted average period over which such compensation cost is to be recognized is 1.6 years.

Revenue Recognition

We utilize the guidance set forth in the Securities and Exchange Commission's Staff Accounting Bulletin (SAB) No. 104, regarding the recognition, presentation and disclosure of revenue in financial statements.

We engage in listing contracts with our clients which provide for the payment of fees, either in cash or equity, upon the achievement of certain milestones by our clients with our assistance, including the successful completion of a financial statement audit, the successful listing on a national stock exchange and the maintenance of ongoing Exchange Act registration requirements with the Securities and Exchange Commission. In some instances, payment may be made in advance of performance; however, such payment is often refundable in the event that milestones are not reached. We recognize revenue on a systematic basis as milestones are reached in accordance with FASB’s ASC 605 Revenue Recognition Update No. 2009-13. Such guidance stipulates that revenue be recognized for individual elements in a multiple deliverable arrangement using the relative selling price method. We rely on internal estimates of the relative selling price of each element as objective third-party evidence is unattainable.

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

A full valuation allowance has been established against the majority of net deferred tax assets as of September 30, 2013 based on estimates of recoverability. While we have optimistic plans for our business strategy, we determined that such a valuation allowance was necessary given the current and expected near term losses and the uncertainty with respect to our ability to generate sufficient profits from our business model.

Results of Operations

Below is a discussion of the results of our operations for the three and nine months ended September 30, 2013 and 2012. These results are not necessarily indicative of result that may be expected in any future period. Our prospects should be considered in light of the risks, expenses and ifficulties that we may encounter. We may not be successful in addressine these risks and difficulties.

As of February 6, 2013, the Company (formerly "EastBridge Investment Group Corporation") merged with Cellular Biomedicine Group, Ltd., with Cellular Biomedicine Group, Ltd. being the accounting acquirer thus resulting in a reverse merger for accounting purposes. Accordingly, our accompanying financial statements are reported on a consolidated basis subsequent to February 6, 2013, but reflect solely the operations of Cellular Biomedicine Group, Ltd. (a British Virgin Islands corporation) prior to the date of acquisition. Except where indicated, the following analysis compares the results of operations of the consolidated company for the three and nine months ending September 30, 2013, with the results of operations (unaudited) of Cellular Biomedicine Group, Ltd. for the three and nine months ended September 30, 2012. Please refer to Note 2 of our financial statements for further details regarding the basis of presentation.

Comparison of Three Months Ended September 30, 2013 to Three Months Ended September 30, 2012

Although the descriptions in the results of operations below reflect our operating results as set forth in our Condensed Consolidated Statement of Operations filed herewith, we are presenting consolidated pro forma information below to reflect the impacts of the business combination as if the transaction had occurred at the beginning of the earliest period presented.

	Three Months Ended September 30, 2013			Three Months Ended September 30, 2012
	CBMG	EastBridge	Pro forma	CBMG	EastBridge	Pro forma
	As stated	Pro forma Adjustment	Consolidated	As stated	Pro forma Adjustment	Consolidated
Revenues	$3,188,350	$-	$3,188,350	$4,048	$5,887,057	$5,891,105

Cost of goods sold	158,280	-	158,280	7,060	-	7,060

Gross profit	3,030,070	-	3,030,070	(3,012)	5,887,057	5,884,045

Operating expenses:
General and administrative	1,821,299	-	1,821,299	609,947	301,190	908,137
Selling and marketing	23,202	-	23,202	124,711	21,906	146,617
Research and development	196,524	-	196,524	687,745	-	687,745
Total operating expenses	2,041,025	-	2,041,025	1,419,403	323,096	1,742,499
Operating income (loss)	989,045	-	989,045	(1,422,415)	5,563,961	4,141,546

Other income (expense)
Interest expense	-	-	-	-	(501)	(501)
Interest income	247	-	247	140	100	240
Gain on extinguishment of debt	-	-	-	-	-	-
Other expense	(25,905)	-	(25,905)	28,242	(400,000)	(371,758)
Total other income (expense)	(25,658)	-	(25,658)	28,382	(400,401)	(372,019)
Income (loss) before taxes	963,387	-	963,387	(1,394,033)	5,163,560	3,769,527

Income tax provision	(386,494)	-	(386,494)	-	-	-
Net income (loss)	$576,893	$-	$576,893	$(1,394,033)	$5,163,560	$3,769,527
Other comprehensive income (loss):
Cumulative translation adjustment	24,269	-	24,269	$6,966	-	6,966
Unrecognized loss on investments	(210,420)	-	(210,420)	-	(42,847)	(42,847)
Comprehensive net income (loss)	$390,742	$-	$390,742	$(1,387,067)	$5,120,713	$3,733,646

Earnings per share:
Basic	$0.09	$-	$0.09	$(0.47)	$3.30	$0.81
Diluted	$0.09	$-	$0.09	$(0.47)	$3.30	$0.81
Weighted average common shares outstanding:
Basic	6,155,203	-	6,155,203	3,099,268	1,566,285	4,665,553
Diluted	6,229,825	-	6,229,825	3,099,268	1,566,285	4,665,553

Results of Operations

Revenues

Three Months Ended September 30,	Revenues	Change from Prior Year	Percent Change from Prior Year

2013	$3,188,350	$3,184,302	78,664%
2012	$4,048

During the third quarter of 2013, we recognized revenue of $3,092,985 in our consulting business primarily attributable to the listing of Arem Pacific Corporation, which resulted in revenue recognition from the receipt of 1,000,000 shares of the client's common stock.  We have not yet recognized revenue associated with an additional 12 million shares of Arem stock that are due to be received in the remainder of 2013 and 2014.  Our biomedicine segment recorded limited revenue as we are in the clinical trial phase for the development and commercialization of our initial cell therapy candidates.

During the third quarter of 2012, we derived $4,048 of revenue from our biomedicine segment related to the sales of enzyme reagent kits. No revenue is presented from the consulting segment during the third quarter of 2012 due to the effects of the reverse merger on our financial statement presentation.

Cost of Sales

Three Months Ended September 30,	Cost of Sales	Change from Prior Year	Percent Change from Prior Year

2013	$158,280	$151,220	2,142%
2012	$7,060

All cost of sales are reflective of our biomedicine segment and are associated with sales of enzyme reagent kits. Although we had significant revenue in our consulting segment, all costs associated with our consulting business, consisting primarily of salaries and wages of our staff and other professional fees, are expensed as general and administrative costs when incurred.

General and Administrative Expenses

Three Months Ended September 30,	General & Administrative Expenses	Change from Prior Year	Percent Change from Prior Year

2013	$1,821,299	$1,214,352	200%
2012	$606,947

General and administrative expenses increased by $1,214,352 due primarily to the following:

●	An decrease in stock-based compensation expense of $288,000 due primarily to an decrease in issued unvested and restricted stock and options awards; and
●	Increased expenses associated with increased corporate activities related to the effects of our merger, integration and compliance costs, and the development of our biomedicine business, including:
o	An increase in legal, professional and accounting services of $547,000;
o	An increase in payroll expenses of $276,000;
o	An increase in depreciation expense of $265,000; and
o	An increase in rent and other expenses of $414,000.

Sales and Marketing Expenses

Three Months Ended September 30,	Sales & Marketing Expenses	Change from Prior Year	Percent Change from Prior Year

2013	$23,202	$(101,509)	(81)%
2012	$124,711

Sales and marketing expenses decreased during the third quarter of 2013 as compared to the third quarter of 2012 as a result of our shift in strategic focus away from actively marketing enzyme reagent kits.

Research and Development

Three Months Ended September 30,	Research and Development Expenses	Change from Prior Year	Percent Change from Prior Year

2013	$196,524	$(491,221)	(71)%
2012	$687,745

Research and development costs decreased by $491,221 in the third quarter of 2013 versus the third quarter of 2012 due primarily to a decrease in the usage of raw materials and consumables and other research and development costs as we have concluded many of the significant activities surrounding the development of our biomedicine intellectual property.

Operating Income (Loss)

Three Months Ended September 30,	Operating Income (Loss)	Change from Prior Year	Percent Change from Prior Year

2013	$989,045	$2,411,460	170%
2012	$(1,422,415)

The increase in our operating income for third quarter of 2013 as compared to the third quarter of 2012 is primarily due to the revenue recognized in the third quarter of 2013 in our consulting business and, to a lesser extent, decreases in general and administrative expenses and research and development expenses, each of which is described above.

Total Other Income (Expense)

Three Months Ended September 30,	Total Other Income (Expense)	Change from Prior Year	Percent Change from Prior Year

2013	$(25,658)	$(54,040)	(190)%
2012	$28,382

Other income (expense) consists primarily of foreign exchange gains and losses on transactions in our biomedicine segment.

Income Tax Provision

Three Months Ended September 30,	Income Tax Benefit (Provision)	Change from Prior Year	Percent Change from Prior Year

2013	$(386,494)	$(386,494)	(100)%
2012	$-

We have historically experienced little income tax expense due to the effects of operating losses offset by valuation allowances against all of our deferred tax assets, including net operating losses. While we have optimistic plans for our business strategy, we determined that a valuation allowance was necessary given the prior losses and the uncertainty with respect to our ability to generate sufficient profits from our business model.

The tax benefit recorded in the three months ended September 30, 2013 reflects the reversal of a deferred tax liability that was established in connection with our merger.

Net Income (Loss)

Three Months Ended September 30,	Net Income (Loss)	Change from Prior Year	Percent Change from Prior Year

2013	$576,893	$1,970,926	141%
2012	$(1,394,033)

Changes in net income (loss) are primarily attributable to changes in operating income as described above.

Comprehensive Net Income (Loss)

Three Months Ended September 30,	Comprehensive Net Income (Loss)	Change from Prior Year	Percent Change from Prior Year

2013	$390,742	$1,777,809	128%
2012	$(1,387,067)

For the three months ended September 30, 2013, we recorded an unrecognized loss on investments of approximately $210,000, partially offset by foreign currency translation impacts of approximately $24,000. For the three months ended September 30, 2012, we had no unrecognized losses on investments and foreign currency translation impacts were approximately $7,000.

Comparison of Nine Months Ended September 30, 2013 to Nine Months Ended September 30, 2012

Although the descriptions in the results of operations below reflect our operating results as set forth in our Condensed Consolidated Statement of Operations filed herewith, we are presenting consolidated pro forma information below to reflect the impacts of the business combination as if the transaction had occurred at the beginning of the earliest period presented.

The results of operations for the nine months ended September 30, 2013 reflect restatements as described in Note 4 to the condensed consolidated financial statements included herein. Please refer to this footnote for further information.

	Nine Months Ended September 30, 2013			Nine Months Ended September 30, 2012
	CBMG	EastBridge	Pro forma	CBMG	EastBridge	Pro forma
	As stated	Pro forma Adjustment	Consolidated	As stated	Pro forma Adjustment	Consolidated
Revenues	$3,299,784	$-	$3,299,784	$277,411	$6,053,828	$6,331,239

Cost of goods sold	158,280	-	158,280	120,108	-	120,108

Gross profit	3,141,504	-	3,141,504	157,303	6,053,828	6,211,131

Operating expenses:
General and administrative	8,318,023	212,770	8,530,793	2,646,691	827,369	3,474,060
Selling and marketing	130,855	18,392	149,247	300,400	60,137	360,537
Research and development	1,316,305	-	1,316,305	998,880	-	998,880
Total operating expenses	9,765,183	231,162	9,996,345	3,945,971	887,506	4,833,477
Operating income (loss)	(6,623,679)	(231,162)	(6,854,841)	(3,788,668)	5,166,322	(1,377,654)

Other income (expense)
Interest expense	(257,761)	-	(257,761)	-	902	902
Interest income	2,712	455	3,167	1,441	100	1,541
Other expense	(78,446)	-	(78,447)	28,242	(419,755)	(391,513)
Total other income (expense)	(333,495)	455	(333,041)	29,683	(418,753)	(389,070)
Income (loss) before taxes	(6,957,174)	(230,707)	(7,187,881)	(3,758,985)	4,747,569	988,584

Income tax provision	(386,494)	-	(386,494)	-	(109)	(109)
Net income (loss)	$(7,343,669)	$(230,707)	$(7,574,376)	$(3,758,985)	$4,747,460	$988,475
Other comprehensive income (loss):
Cumulative translation adjustment	56,228	-	56,228	$8,025	-	8,025
Unrecognized loss on investments	(944,993)	(4,462,545)	(5,407,538)	-	(45,694)	(45,694)
Comprehensive net income (loss)	$(8,232,434)	$(4,693,252)	$(12,925,686)	$(3,750,960)	$4,701,766	$950,806

Earnings per share:
Basic	$(1.33)	(0.73)	$(1.30)	$(1.28)	$3.04	$0.22
Diluted	$(1.33)	$(0.73)	$(1.30)	$(1.28)	$3.04	$0.22
Weighted average common shares outstanding:
Basic	5,519,634	313,930	5,833,564	2,948,000	1,559,660	4,507,660
Diluted	5,519,634	313,930	5,833,564	2,948,000	1,559,660	4,507,660

Results of Operations

Revenues

Nine Months Ended September 30,	Revenues	Change from Prior Year	Percent Change from Prior Year

2013	$3,299,784	$3,022,373	1,089%
2012	$277,411

During the nine months ended September 30, 2013, we recognized revenue of $3,204,419 in our consulting business primarily attributable to the listing of Arem Pacific Corporation which resulted in revenue recognition from the receipt of 1,000,000 shares of the client’s common stock. Our biomedicine segment recorded limited revenue as we are in the clinical trial phase for the development and commercialization of our initial cell therapy candidates. During the nine months ended September 30, 2012, we derived $277,411 of revenue from our biomedicine segment related to sales of enzyme reagent kits. During the nine months ended September 30, 2012, no revenue is presented from the consulting segment due to the effects of the reverse merger on our financial statement presentation.

Cost of Sales

Nine Months Ended September 30,	Cost of Sales	Change from Prior Year	Percent Change from Prior Year

2013	$158,280	$38,172	32%
2012	$120,108

All cost of sales are reflective of our biomedicine segment and are associated with sales of enzyme reagent kits. Although we had significant revenue in our consulting segment, all costs associated with our consulting business, consisting primarily of salaries and wages of our staff and other professional fees, are expensed as general and administrative costs when incurred.

General and Administrative Expenses

Nine Months Ended September 30,	General & Administrative Expenses	Change from Prior Year	Percent Change from Prior Year

2013	$8,318,022	$5,671,331	214%
2012	$2,646,691

General and administrative expenses increased by $5,617,330 due primarily to the following:

●	An increase in stock-based compensation expense of $204,000 due to primarily to:
o	an increase in issued unvested restricted stock option awards; and
o	a true-up to the unearned restricted stock awards issued to employees prior to the merger, and other stock-based compensation.

●	Increased expenses associated with increased corporate activities related to the effects of our merger, integration and compliance costs, and the development of our biomedicine business, including:
o
An increase in legal, professional, accounting and investor relations services of $3,513,000 relating to the integration of the formerly privately-held biomedicine business into our public reporting entity;

o	An increase in payroll expenses of $1,011,000;
o	An increase in depreciation expense of $280,000; and
o	An increase in rent and other expenses of $664,000;

Sales and Marketing Expenses

Nine Months Ended September 30,	Sales & Marketing Expenses	Change from Prior Year	Percent Change from Prior Year

2013	$130,855	$(169,545)	(56)%
2012	$300,400

Sales and marketing expenses decreased from the nine month period ended September 30, 2013 versus the nine month period ended September 30, 2012 as a result of our shift in strategic focus away from actively marketing enzyme reagent kits.

Research and Development

Nine Months Ended September 30,	Research and Development Expenses	Change from Prior Year	Percent Change from Prior Year

2013	$1,316,305	$317,425	32%
2012	$998,880

Research and development costs increased by $317,425 in the nine month period ended September 30, 2013 versus the nine month period ended September 30, 2012 due primarily to an increase in research and development activities associated with the commercialization of our biomedicine therapies which led to an increase in expenses for payroll costs, raw materials and consumables, and other related costs.

Operating Income (Loss)

Nine Months Ended September 30,	Operating Income (Loss)	Change from Prior Year	Percent Change from Prior Year

2013	$(6,623,678)	$(2,835,010)	(75)%
2012	$(3,788,668)

The change in our operating income for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012 is primarily due to an increase in revenues, partially offset by increases in general and administrative expenses and research and development expenses, each of which are described above.

Total Other Income (Expense)

Nine Months Ended September 30,	Total Other Income (Expense)	Change from Prior Year	Percent Change from Prior Year

2013	$(333,496)	$(363,179)	(1,224)%
2012	$29,683

For the nine months ended September 30, 2013, other income (expense) consisted of an accrual of interest on deferred salaries of the officers of consulting segment of approximately $258,000, and realized losses on investments of approximately $78,000, partially offset by realized losses on foreign currency and other miscellaneous items. For the nine months ended September 30, 2012, other income (expense) consisted of realized losses on foreign currency and other miscellaneous items.

Income Tax Provision

Nine Months Ended September 30,	Income Tax Benefit (Provision)	Change from Prior Year	Percent Change from Prior Year

2013	$(386,494)	$(386,494)	(100)%
2012	$-

We have historically experienced little income tax expense due to the effects of operating losses offset by valuation allowances against all of our deferred tax assets, including net operating losses. While we have optimistic plans for our business strategy, we determined that a valuation allowance was necessary given the prior losses and the uncertainty with respect to our ability to generate sufficient profits from our business model.

The tax benefit recorded in the nine months ended September 30, 2013 reflects the reversal of a deferred tax liability that was established in connection with our merger.

Net Loss

Nine Months Ended September 30,	Net Income (Loss)	Change from Prior Year	Percent Change from Prior Year

2013	$(7,343,668)	$(3,584,683)	(95)%
2012	$(3,758,985)

Changes in net income (loss) are primarily attributable to changes in operating income, and other income (expense), each of which is described above.

Comprehensive Net Loss

Nine Months Ended September 30,	Comprehensive Net Income (Loss)	Change from Prior Year	Percent Change from Prior Year

2013	$(8,232,433)	$(4,481,473)	(119)%
2012	$(3,750,960)

For the nine months ended September 30, 2013, we recorded an unrecognized loss on investments of $944,993, partially offset by foreign currency translation impacts of $56,229. Only minor foreign currency translation impacts were incurred during the nine months ended September 30, 2012.

Liquidity and Capital Resources

Net cash used in operating activities was $7,126,277 and $2,990,266 for the nine months ended September 30, 2013 and 2012, respectively. The increase is mainly attributable to an increase in non-cash revenues of $3.0 million, consisting only of shares of client common stock received for consulting services, increased net loss of $3.6 million, and increased working capital and other assets and liabilities of $0.2 million, partially offset by an increase in non-cash expenses approximately $2.6 million.

Net cash provided by (used in) investing activities was $2,423,294 and $(2,145,212) for the nine months ended September 30, 2013 and 2012, respectively. The net cash inflows in 2013 was attributed primarily to the merger of EastBridge which resulted in the addition of approximately $2.5 million in cash to our combined balance sheet. The net cash outflows in 2012 was primarily attributable to approximately $1.0 million of equipment purchases primarily for the Shanghai clinic location, and with the purchase of intangibles for $1.1 million associated with our biomedicine business segment.

Net cash provided by financing activities was $4,003,296 and $6,123,652 for the nine months ended September 30, 2013 and 2012, respectively. This was primarily associated with the proceeds from the issuance of common stock in private placements during 2013 and 2012.

We had working capital of $1,939,145 as of September 30, 2013 compared to $3,754,386 as of December 31, 2012. Our cash position decreased to $3,465,132 at September 30, 2013 compared to $4,144,896 as of December 31, 2012, as we had net operating cash outflows partially offset by cash flows from investing and financing activities.

Liquidity and Capital Requirements Outlook

Capital Requirements

          Since our merger in February, 2013, and with the help of revenue from consulting business, we have reported accumulated net losses of approximately $2.4 million and recurring negative cash flows operations. We anticipate that the biomedicine busines will contiue to generate significant losses from operations for the foreseeable future.

         Our limited capital resources and operations to date have ben funded primarily with the proceeds from equity financings, and sale of consulting earned stocks on our portfolio. The biomedicine business has sustained losses from operations in each fiscal year since its inception, and we expect losses to continue for the indefinite future, due to the substantial investment in clinical trials and research and development.

     We anticipate that following our merger in February 2013, we as a combined company will require approximately $6 million in cash to operate as planned during the 2013 calendar year. Of this amount, approximately $4 million will be used to operate as planned during the 2013 calendar year. Of this amount, approximately $4 million will be used to operate our facilities and offices, including but not limted to payroll expenses, rent and other operating costs, and to fund our research and development (which will require an estimated $1.5 million in 2013) as we continue to develop our products through the clinical study process. As another component of the $6 million amount noted above, we anticipate $2 milllion will be needed during 2013 to fund our ongoing clinical trials for liver cancer and KOA, each of which we launched in early 2013. Presently we do not have plans to expand our physical plant and facilities, although we may revise these plans depending on the changing circumstances of our biomedicine business.

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

Liquidity

To support our liquidity needs for the three and nine months ended September 30, 2013, we utilized our then current cash reserves and raised additional capital through the issuance of common stock in a private placement.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the "Exchange Act") is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

We hare restated our financial statements contained within our Quarterly Reports for the quarterly periods ended March 31, 2013 and June 30, 2013 to correct the accounting for stock based compensation related to awards issued by CBMG BVI prior to the merger. Such awards were previously accounted for as an expense at the time awards were vested, whereas they should have been recognized as stock based compensation over the requisite service period based on the grant date fair value of each award.

Because of these errors and other previously identified deficiences in our internal controls over financial reporting, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has concluded that, as of September 30, 2013, our disclosure controls and procedures were not effective.

We have made improvements in our internal control structure in an attempt to remediate these deficiences. However, until such time that we have updated our annual evaluation of internal controls over financial reporting, our disclosure controls are assumed to remain ineffective.

Changes in Internal Control over Financial Reporting

Based on our merger with CBMV BVI effective February 6, 2013, the Company’s financial statements include operations of the Company’s Biomedicine Segment that were not previously subject to our annual evaluation of internal controls over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act, as amended. There have also been some changes in our entity level controls as a result of the merger, including new officers and directors. Further, as it pertains to our consulting business, we have made improvements in our internal controls in response to the material weaknesses identified relating to the reconciliation of securities received and held by the Company on the one hand, and sold, transferred and/or distributed on the other hand as described in our Form 10-K/A Amendment No. 2 as of and for the year ended December 31, 2012, as filed with the SEC on August 14, 2013.

PART II – OTHER INFORMATION

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Please refer to the Current Report on Form 8K filed with the SEC on September 5, 2013. No other securities were issued during the quarter.

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

CELLULAR BIOMEDICINE GROUP, INC.
(Registrant)

Date: December 26, 2013	By:	/s/ Wei (William) Cao
William Cao
Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Andrew Chan
Andrew Chan
Chief Financial Officer (Principal Financial and Accounting Officer)