Form 10-K
period 2013-12-31
Cellular Biomedicine Group, Inc.
filed 2014-04-01
CIK 1378624

OMB APPROVAL
OMB Number: 3235-0058
UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549	Expires: August 31, 2015
Estimated average burden
hours per response.......2.50

FORM 12b-25	SEC FILE NUMBER
15117P102

CUSIP NUMBER
NOTIFICATION OF LATE FILING	000-52282

(Check one):	☑	Form 10-K	☐	Form 20-F	☐	Form 11-K	☐	Form 10-Q	☐	Form 10-D	☐	Form N-SAR	☐	Form N-CSR

For Period Ended: December 31, 2013

	☐	Transition Report on Form 10-K

	☐	Transition Report on Form 20-F

	☐	Transition Report on Form 11-K

	☐	Transition Report on Form 10-Q

	☐	Transition Report on Form N-SAR

For the Transition Period Ended:

Nothing in this form shall be construed to imply that the Commission has verified any information contained herein.
If the notification relates to a portion of the filing checked above, identify the Item(s) to which the notification relates:

PART I — REGISTRANT INFORMATION

Cellular Biomedicine Group, Inc.
Full Name of Registrant

Former Name if Applicable

530 University Avenue, #17
Address of Principal Executive Office (Street and Number)

Palo Alto, California 94301
City, State and Zip Code

PART II — RULES 12b-25(b) AND (c)

If the subject report could not be filed without unreasonable effort or expense and the registrant seeks relief pursuant to Rule 12b-25(b), the following should be completed. (Check box if appropriate)

	(a)	The reason described in reasonable detail in Part III of this form could not be eliminated without unreasonable effort or expense

☑	(b)	The subject annual report, semi-annual report, transition report on Form 10-K, Form 20-F, Form 11-K, Form N-SAR or Form N-CSR, or portion thereof, will be filed on or before the fifteenth calendar day following the prescribed due date; or the subject quarterly report or transition report on Form 10-Q or subject distribution report on Form 10-D, or portion thereof, will be filed on or before the fifth calendar day following the prescribed due date; and

	(c)	The accountant’s statement or other exhibit required by Rule 12b-25(c) has been attached if applicable.

PART III – NARRATIVE

State below in reasonable detail the reasons why Forms 10-K, 20-F, 11-K, 10-Q, 10-D, N-SAR, N-CSR, or the transition report or portion thereof, could not be filed within the prescribed time period.

(Attach extra Sheets if Needed)

The Registrant has experienced a delay in completing the disclosures necessary for inclusion in its Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (the “Annual Report”). The registrant expects to file the Annual Report within the allotted extension period.

PART IV — OTHER INFORMATION

(1)	Name and telephone number of person to contact in regard to this notification

	Tony Liu	650	566-5064
	(Name)	(Area Code)	(Telephone Number)

(2)
Have all other periodic reports required under Section 13 or 15(d) of the Securities Exchange Act of 1934 or Section 30 of the Investment Company Act of 1940 during the preceding 12 months or for such shorter period that the registrant was required to file such report(s) been filed? If answer is no, identify report(s).

Yes			☑	No	☐

(3)
Is it anticipated that any significant change in results of operations from the corresponding period for the last fiscal year will be reflected by the earnings statements to be included in the subject report or portion thereof?

Yes			☑	No	☐

Effective February 6, 2013, the Registrant (formerly known as EastBridge Investment Group Corporation) merged with Cellular Biomedicine Group, Ltd., a British Virgin Islands company, resulting in a change to the Registrant’s business.  The accompanying financial statements to the Registrant’s Annual Report to be filed have been reported on a consolidated basis. The financials will be significantly different from the same period in 2012 due to the merger.

Cellular Biomedicine Group, Inc.
(Name of Registrant as Specified in Charter)

has caused this notification to be signed on its behalf by the undersigned hereunto duly authorized.

Date: April 1, 2014		By:	/s/ Bizuo (Tony) Liu
Bizuo (Tony) Liu, Chief Financial Officer