Form 10-K
period 2013-12-31
Cellular Biomedicine Group, Inc.
filed 2014-04-15
CIK 1378624

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

———————
FORM 10-K
———————

☑     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2013

OR

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number: 000-52282

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes  ☑ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter – $36,703,731 as of June 30, 2013.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: As of April 9, 2014, there were 7,568,817 shares of common stock, par value $.001 per share issued and outstanding.

Documents Incorporated By Reference –None

CELLULAR BIOMEDICINE GROUP, INC.
FORM 10-K ANNUAL REPORT
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013

Cautionary Note Regarding Forward-looking Statements and Risk Factors

This annual report on Form 10-K and any Form 10-K, Form 10-Q or Form 8-K of the Company may contain forward-looking statements which reflect the Company's current views with respect to future events and financial performance. The words "believe," "expect," "anticipate," "intends," "estimate," "forecast," "project," and similar expressions identify forward-looking statements. All statements other than statements of historical fact are statements that could be deemed to be forward-looking statements, including plans, strategies and objectives of management for future operations; proposed new products, services, developments or industry rankings; future economic conditions or performance; belief; and assumptions underlying any of the foregoing. Such "forward-looking statements" are subject to risks and uncertainties set forth from time to time in the Company's SEC reports and include, among others, the Risk Factors set forth under Item 1A below.

The risks included herein are not exhaustive. This annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other documents filed with the Securities and Exchange Commission (the "SEC") include additional factors which could impact the Company's business and financial performance. Moreover, the Company operates in a rapidly changing and competitive environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors. Further, it is not possible to assess the impact of all risk factors on the Company's business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

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

Overview

As of March 24, 2014, our principal line of business is in the field of biomedicine. Specifically, through our wholly owned subsidiary Cellular Biomedicine Group Ltd. (BVI) (“CBMG BVI”), we are involved in the development of new treatments for cancerous and degenerative diseases utilizing proprietary cell technologies, which include, without limitation, (i) TC-DC (tumor cell specific dendritic cells) for treatment of a broad range of cancers, (ii) haMPC (human adipose-derived mesenchymal progenitor cells) for treatment of joint disease, (iii) huMPC (human umbilical cord-derived mesenchymal progenitor cells), and (iv) MNP (human embryo-derived motor neuron precursor cells) and NP (human embryo-derived neuronal precursor cells) for treatment of central nervous system diseases. We continue to operate our financial consulting business under a wholly owned subsidiary, as discussed in further detail below.

We are focused on developing and marketing safe and effective cell-based therapies to treat serious chronic and degenerative diseases including cancer, osteoarthritis, tissue damage as a result of stroke, spinal muscular atrophy, various inflammatory diseases, joint degeneration and metabolic diseases. We have developed proprietary practical knowledge in the use of cell-based therapeutics that we believe could be used to help a great number of people suffering from serious chronic diseases.  We have two therapies undergoing clinical trials in China: a cell based therapy to treat Knee Osteoarthritis (“KOA”), and an immunotherapy to treat liver cancer.

Our primary target market is Greater China.  Our first two therapy candidates are currently used to treat patients in research studies conducted in China. We are also engaged in a number of pre-clinical studies for other product or therapy candidates, which we believe have the potential to become safe and effective treatment options for a variety of degenerative and debilitating conditions. We believe that the results of our research studies will support expanded preclinical and clinical trials with a larger population of patients, which we expect to carry out through authorized treatment centers throughout Greater China.

Corporate History

Cellular Biomedicine Group, Inc., a Delaware corporation (formerly known as EastBridge Investment Group Corporation), was originally incorporated in the State of Arizona on June 25, 2001. The Company's principal activity through June 30, 2005 was to manufacture mobile entertainment products.

In 2005, the Company decided to exit the mobile entertainment market and dedicate its activities to providing investment related services in Asia, with a strong focus on high GDP growth countries, such as China. The Company concentrated its efforts in the Far East (Hong Kong, mainland China, Australia) and in the United States and sought to provide consulting services necessary for small to medium-size companies to obtain capital to grow their business, either to become public companies in the United States or to find joint venture partners or raise capital to expand their businesses.

On February 6, 2013, and as further described below, we completed a merger to acquire CBMG (the "Merger").
As a result of the Merger, the Company now has two operating subsidiaries: EastBridge Sub and CBMG (BVI) (which in turn has its own subsidiaries).

CBMG BVI, our primary operating subsidiary, focuses on the development of new treatments for serious chronic and degenerative diseases, including cancer, osteoarthritis, tissue damage as a result of stroke, spinal muscular atrophy, various inflammatory diseases, joint degeneration and metabolic diseases.

EastBridge Sub continues to provide consulting services to small to medium-size companies seeking capital to grow their business. EastBridge Sub assists its clients in locating investment banking, financial advisory and other financial services necessary to become public companies in the United States or find joint venture partners or raise capital to expand their businesses. EastBridge Sub locates consultants which assist with marketing, sales and strategic planning services for its clients to prepare them to enter the United States capital market.

In connection with the Merger, effective on March 5, 2013, the Company (formerly named “EastBridge Investment Group Corporation”) changed its name to “Cellular Biomedicine Group, Inc.” In addition, in March 2013 we changed our corporate headquarters to 530 University Avenue, #17, Palo Alto, California 94301.

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

On December 20, 2012 CBMG BVI obtained shareholder approval by holding an extraordinary general meeting of the shareholders, in which holders of a majority of its capital stock approved the merger pursuant to British Virgin Islands law. Since the Merger was structured as a triangular merger in which a wholly owned merger subsidiary of EastBridge merged with CBMG BVI, no stockholder approval on the part of the EastBridge stockholders was required under Delaware law.  We note that although EastBridge issued in excess of 20% of its shares in the merger, since its shares are not listed on a national exchange, no stockholder approval requirement applied to this transaction under any exchange rules.”

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

On February 6, 2013 (the “Effective Date”), the Parties executed all documents and filed the Plan of Merger with the registrar of the British Virgin Islands. Upon consummation of the Merger on the Effective Date, CBMG BVI shareholders were issued 3,638,932 shares of common stock, par value $0.001 per share, of EastBridge (the “EastBridge Common Stock”) constituting approximately 70% of the outstanding stock of EastBridge on a fully-diluted basis and the current EastBridge stockholders retained 30% of the Company on a fully-diluted basis. Specifically, each of CBMG BVI’s ordinary shares (“CBMG Ordinary Shares”) was converted into the right to receive 0.020019 of a share of EastBridge Common Stock.

Reorganization and Share Exchange

Effective January 18, 2013, the Company completed its reincorporation from the State of Arizona to the State of Delaware (the “Reincorporation”). In connection with the Reincorporation, the Company exchanged every 100 shares of the Arizona entity for 1 share of the successor Delaware entity, with the same effect as a 1:100 reverse stock split, which became effective on January 31, 2013. All share and per share information in this Annual Report, unless otherwise specified, reflects this reverse split and the impact of the exchange ratio.

Corporate Structure

Our (post-merger) corporate structure is illustrated in the following diagram:

Following the completion of our merger on February 6, 2013, we had the following subsidiaries (including a controlled VIE entity):

CBMG BVI, a British Virgin Islands corporation, is a holding company and a wholly-owned subsidiary of Cellular Biomedicine Group, Inc. (OTCQB: CBMG), a Delaware corporation.  We operate our biomedicine business through CBMG BVI and its subsidiary and controlled (VIE) company.  CBMG BVI is also the entity through which we hold an equity interest in China Cell Technology Ltd., a two-party joint venture.

Cellular Biomedicine Group HK Limited, a Hong Kong company limited by shares, is a holding company and wholly owned subsidiary of CBMG BVI.

China Cell Technology Ltd., a dormant British Virgin Islands corporation (“CCT”), is a joint venture between us and an affiliate of California Stem Cell, Inc. (“CSC”), a separate company with whom we have no other relationship.

Cellular Biomedicine Group Ltd. (Wuxi), license number 320200400034410 (“WFOE”) is a wholly foreign-owned entity that is 100% owned by Cellular Biomedicine Group HK Limited.  This entity’s legal name in China is西比曼生物科技（无锡）有限公司, which directly translates to “Xi Biman Biological Technology (Wuxi) Co. Ltd.”  WFOE controls and holds ownership rights in the business, assets and operations of Cellular Biomedicine Group Ltd. (Shanghai) (“CBMG Shanghai”) through variable interest entity ("VIE") agreements.  We conduct certain biomedicine business activities through WFOE, including lab kit production and research.

Cellular Biomedicine Group Ltd. (Shanghai) license number 310104000501869 (“CBMG Shanghai”), is a PRC domestic corporation, which we control and hold ownership rights in, through WFOE and the above-mentioned VIE agreements.  This entity’s legal name in China is 西比曼生物科技（上海）有限公司, which directly translates to “Xi Biman Biotech (Shanghai) Co., Ltd.”  We conduct certain biomedicine business activities through our controlled VIE entity, CBMG Shanghai, including clinical trials and certain other activities requiring a domestic license in the PRC.  Mr. Chen Mingzhe and Mr. Cao Wei (our President, Chief Operating Officer and director) together are the record holders of all of the outstanding registered capital of CBMG Shanghai.  Mr. Chen and Mr. Cao are also directors of CBMG Shanghai constituting the entire management of the same.   Mr. Chen and Mr. Cao receive no compensation for their roles as managers of CBMG Shanghai.

EastBridge Investment Corp. (“EastBridge Sub”), a Delaware corporation, is our wholly-owned subsidiary through which we conduct our consulting services operations.

Variable Interest Entity (VIE) Agreements

Through our wholly foreign-owned entity and 100% subsidiary, Cellular Biomedicine Group Ltd. (Wuxi) we control and have ownership rights by means of a series of agreements with CBMG Shanghai.  The following is a description of each of these VIE agreements:

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

Exclusive Option Agreement with Cao Wei.  Through the WFOE, we are a party to an option agreement with CBMG Shanghai and Cao Wei dated May 28, 2012, in accordance with which: (i) Cao Wei irrevocably granted the WFOE an irrevocable and exclusive right to purchase, or designate other person to purchase the entire equity interest in CBMG Shanghai as then held by him, at an aggregate purchase price to be determined; and (ii) any proceeds obtained by Cao Wei through the above equity transfer in CBMG Shanghai were used for the payment of the loan provided by the WFOE under the aforementioned Loan Agreement.

Exclusive Option Agreement with Chen Mingzhe.  Through the WFOE, we are a party to an exclusive option agreement with CBMG Shanghai and Chen Mingzhe dated May 28, 2012, under which: (i) Chen Mingzhe irrevocably granted the WFOE an irrevocable and exclusive right to purchase, or designate other person to purchase the entire equity interest in CBMG Shanghai for an aggregate purchase price to be determined; and (ii) any proceeds obtained by Chen Mingzhe through the above equity transfer in CBMG Shanghai were used for the payment of the loan provided by the WFOE under the aforementioned Loan Agreement.

Power of Attorney from Cao Wei.  Through the WFOE we are the recipient of a power of attorney executed by Cao Wei on October 10, 2012, in accordance with which Cao Wei has authorized the WFOE to act on behalf of him as his exclusive agent with respect to all matters concerning his equity interest in CBMG Shanghai, including without limitation to attending the shareholders meetings of CBMG Shanghai, exercising voting rights and designating and appointing senior executives of CBMG Shanghai.

Power of Attorney from Chen Mingzhe.  Through the WFOE we are the recipient of a power of attorney executed by Chen Mingzhe on September 17, 2012, in accordance with which Chen Mingzhe has authorized the WFOE to act on behalf of him as his exclusive agent with respect to all matters concerning his equity interest in CBMG Shanghai, including without limitation to attending the shareholders meetings of CBMG Shanghai, exercising voting rights and designating and appointing senior executives of CBMG Shanghai.

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

Equity Interest Pledge Agreement with Chen Mingzhe.   Through the WFOE we are a party to an equity interest pledge agreement with CBMG Shanghai and Chen Mingzhe dated May 28, 2012, in accordance with which: (i) Chen Mingzhe pledged to the WFOE the entire equity interest he holds in CBMG Shanghai as security for payment of the consulting and service fees by CBMG Shanghai under the Exclusive Business Cooperation Agreement; (ii) Chen Mingzhe and CBMG Shanghai submitted all necessary documents to ensure the registration of the Pledge of the Equity Interest with SAIC, and the pledge became effective on January 24, 2013; (iii) on the occurrence of any event of default, unless it has been successfully resolved within 20 days after the delivery of a rectification notice by the WFOE, the WFOE may exercise its pledge rights at any time by a written notice to Chen Mingzhe.

Our relationship to our controlled VIE entity, CBMG Shanghai, through the VIE agreements, is subject to various operational and legal risks.  Management believes the Mr. Chen and Mr. Cao as record holders of the VIE’s registered capital have no interest in acting contrary to the VIE agreements.  However, if Mr. Chen and Cao as shareholders of the VIE were to reduce or eliminate their ownership of the registered capital of the VIE, or if Mr. Cao ceases to serve as a director and/or officer of the other CBMG entities, their interests may diverge from that of CBMG and they may seek to act in a manner contrary to the VIE agreements (for example by controlling the VIE in such a way that is inconsistent with the directives of CBMG management and the board; or causing non-payment by the VIE of services fees).  If such circumstances were to occur the WFOE would have to assert control rights through the powers of attorney and other VIE agreements, which would require legal action through the PRC judicial system.  While we believe the VIE agreements are legally enforceable in the PRC, there is a risk that enforcement of these agreements may involve more extensive procedures and costs to enforce, in comparison to direct equity ownership of the VIE entity.  We believe based on the advice of local counsel that the VIE agreements are valid and in compliance with PRC laws presently in effect.  Notwithstanding the foregoing, if the applicable PRC laws were to change or are interpreted by authorities in the future in a manner which challenges or renders the VIE agreements ineffective, the WFOE’s ability to control and obtain all benefits (economic or otherwise) of ownership of the VIE could be impaired or eliminated.   In the event of such future changes or new interpretations of PRC law, in an effort to substantially preserve our rights we may have to either amend our VIE agreements or enter into alternative arrangements which comply with PRC laws as interpreted and then in effect.

For further discussion of risks associated with the above, please see the section below titled “Risks Related to Our Structure.”

BIOMEDICINE BUSINESS

Our biomedicine business was founded in 2009 as a newly formed specialty biomedicine company by a team of seasoned Chinese-American executives, scientists and doctors. In 2010 we established a GMP facility in Wuxi, and in 2012 we established a U.S. Food and Drug Administration (“FDA”) GMP standard protocol-compliant manufacturing facility in Shanghai. Our focus has been to monetize the rapidly growing health care market in China by marketing and commercializing stem cell and immune cell therapeutics, related tools and products from our patent-protected homegrown cell technology developed by our research and development team, as well as by utilizing exclusively in-licensed intellectual properties.

Our treatment focal points are cancer, neurodegenerative and other degenerative diseases comprised of Knee Osteoarthritis ("KOA"), Spinal Muscular Atrophy ("SMA"), Amyotrophic Lateral Sclerosis ("ALS"), and Stroke.

In the cancer field, our in-licensed product candidate Tumor Cell Targeted Dendritic Cell (TC-DC) has successfully completed a U.S. FDA Phase II clinical trial for the treatment of Metastatic Melanoma at the Hoag Medical Center in California. Under applicable international reciprocity procedures we are utilizing data generated in a U.S. Phase II clinical trial in an analogous China-based CFDA Phase I/II Clinical Trial for the treatment of Liver Cancer. Management believes we will be able to leverage skin cancer data produced in ongoing trials in the U.S., and apply it toward advancing our product candidate for the treatment of liver cancer and other cancer-related indications.

As the cancers that our potential therapies target all have relatively low survival rates, annual incidence (number of new cases) is roughly equivalent to the existing  available market served. If a disease span is long, the number of patients will be accumulative and larger than new cases per year. There are 340,000 new cases of Hepatocellular Carcinoma ("HCC") per year in China. There are 80,000 new cases of Metastatic Melanoma, with those diagnosed to be Stage IV having a median survival time of 18 months.

According to International Journal of Rheumatic Diseases, 2011, there are over 57 million people with KOA in China. There are about 1,000 newborns with Spinal Muscular Atrophy Type I (SMA-I) disease in China annually. The median life span of these children is less than 6 months. Adult incidence is approximately 2 million in China.

We have completed our Phase I/IIa KOA Clinical Trial and published the 3 months observation results.  We have started the Phase IIb patient enrollment and expect to publish our Phase IIb interim update in early 2015. We are collaborating with CSC to develop and market TC-DC, Motor Neuron Precursor Cells (“MNP”) and Neuronal Precursor Cells (“NP”) in Greater China and Taiwan. These methodologies enable us to conduct certain clinical trials and commercialization. Our TC-DC therapy utilizes dendritic cells that have been taught the unique "signature" of the patient's cancer, in order to trigger an effective immune response against cancer stem cells, the root cause of cancer metastasis and recurrence. We have a process to develop MNP and NP cells with high purity levels, validated by synapse formation, and have shown functional innervation with human muscle cells. These products enable us to conduct certain clinical trials and pursue commercialization for TC-DC, and explore the development of new therapies for a variety of neurodegenerative diseases.  As of December 31, 2013, we have completed the HCC Phase I trial with CSC.

The four unique lines of TC-DC, adult adipose-derived, umbilical cells, and neural stem cells enable us to create multiple cell formulations in treating specific medical conditions and diseases, as well as applying single cell types in a specific treatment protocol. Management believes that our adult adipose-derived line will become commercially viable and market-ready within a year. Our facilities are certified to meet the international standards NSF/ANSI 49, ISO-14644 (or equivalent), ANSI/NCSL Z-540-1 and 10CFR21, as well as Chinese CFDA standards CNAS L0221. In addition to standard protocols, we use proprietary processes and procedures for manufacturing our cell lines, comprised of:

●	Banking processes that ensure cell preservation and viability;

●	DNA identification for stem cell ownership; and

●	Bio-safety testing at independently certified laboratories.

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

Market for Cell-Based Therapies

In 2013, sales of products in the United States which contain stem cells or progenitor cells or which are used to concentrate autologous blood, bone marrow or adipose tissues to yield concentrations of stem cells for therapeutic use were valued at approximately $236 million at the hospital level. It is estimated that the orthopedics industry used approximately 92% of the stem cell products.

The forecast is that in the United States shipments of treatments with stem cells or instruments which concentrate stem cell preparations for injection into painful joints will fuel an overall increase in the use of stem cell based treatments resulting in a 61% increase to $380 million in 2014, and an increase to $5.7 billion in 2020, with key growth areas being Spinal Fusion, Sports Medicine and Osteoarthritis of the joints.

According to data published in the executive summary of the 2014 New York Stem Cell Summit Report, the U.S. specific addressable market in KOA is approximately $83 million, estimated to grow to $1.84 billion by 2020.  It is forecast that within the orthopedic stem cell market, in 2014 23% ($77 million) will be in the field of cartilage repair, rising to 56% ($1.7 billion) by 2020. According to International Journal of Rheumatic Diseases, 2011 there are over 57 million people with KOA in China.

China accounts for about 45% of cases and 40% of liver cancer deaths globally, and about 340,000 new cases of hepatocellular carcinoma (HCC; 90% of liver cancer cases are HCC) per year. Aggressive surgical resection (surgical removal) of tumors is one of the primary treatment options for patients with HCC. However, post-surgery 2-year recurrence rate of HCC is still over 51%. There are an estimated 30,000 new cases of metastatic melanoma each year in China. In 2009, the global market for cell-based cancer therapies reached $2.7 billion, and was expected to reach $7.5 billion in 2013.

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

Our Strategy

The majority of our biomedicine business is in the development stage. In 2013 we launched our A-StromalTM adipose stromal cell purification kit on the China market.

Our A-StromalTM Kits use a series of enzyme formulas to extract stromal cells directly from human adipose tissue, to purify and grow the stromal cells, and to preserve the stromal cells at low- temperature during transportation.  In 2013, we sold units of the A-StromalTM kits at approximately RMB 20,000 each (approximately US $3,280 with the exchange rate on December 31, 2013). The kits were produced by us and sold for research purposes only.

We are developing our business in cell therapeutics and capitalizing on the increasing importance and promise that adult stem cells have in regenerative medicine. Our most advanced candidate involves adipose-derived mesenchymal stem cells to treat KOA. Based on current estimates we expect our biomedicine business to generate revenues primarily from the development of therapies for the treatment of KOA within the next two years and HCC within the next three to five years.

Presently we have two autologous cell therapy candidates undergoing clinical trials in China, for the treatment of HCC and KOA. If and when these therapies gain regulatory approval in the PRC, we will be able to market and offer them for clinical use. Although our biomedicine business was very recently organized, our technologies have been in development for decades, and our focus is on the latest translational stages of product development, principally from the pre-clinical trial stage to regulatory approval and commercialization of new therapies.

Our strategy is to develop safe and effective cellular medicine therapies for indications that represent a large unmet need in China, based on technologies developed both in-house and obtained through licensing and collaboration arrangements with other companies. Our near term objective is to pursue successful clinical trials in China for our KOA application, followed by our HCC therapy.  We intend to utilize our comprehensive cell platform to support multiple cell lines to pursue multiple therapies, both allogeneic and autologous. We intend to apply U.S. Standard Operating Procedures (SOPs) and protocols while complying with Chinese regulations, while owning, developing and executing our own clinical trial protocols. We plan to establish domestic and international joint ventures or partnerships to set up cell laboratories and/or research facilities, in-license technology from outside of China, and build affiliations with hospitals, to develop a commercialization path for our therapies, once approved. We intend to use our first-mover advantage in China, against a backdrop of enhanced regulation by the central government, to differentiate ourselves from the competition and establish a leading position in the China cell therapeutic market.  We also intend to out-license our technologies to interested parties.

CBMG initially plans to use its centralized manufacturing facility located in Shanghai to service multiple hospitals within 200Km of the facility.  We aim to complete clinical trials for our KOA and HCC therapy candidates as soon as practicable. . Our goal is to first obtain regulatory permission for commercial use of the therapies for the respective hospitals in which the trials are being conducted. CBMG plans to scale up its customer base by qualifying multiple additional hospitals for the post-trial use of therapies, once approved, by following regulatory guidelines.  Based on current regulation and estimates we expect our biomedicine business to generate revenues primarily from the development of therapies for the treatment of KOA within the next two years and HCC within the next three to five years.

We believe that few competitors in China are as well-equipped as we are in the clinical trial development, diversified U.S. FDA protocol compliant manufacturing facilities, regulatory compliance and policy making participation, as well as a long-term presence in the U.S. with U.S.-based management and investor base.

We intend to continue our business development efforts by adding other proven domestic and international biotechnology partners to monetize the China health care market.

CBMG’s Cellular Biomedicine Technology Platforms

In order to expedite fulfillment of patient treatment CBMG has been actively developing technologies and products with a strong intellectual properties protection, including human adipose-derived mesenchymal progenitor cells (“haMPC”), derived from fat tissue, for the treatment of KOA and other indications, and human umbilical cord derived mesenchymal progenitor cells (“huMPC”) for the treatment of Systemic Lupus Erythematosus (“SLE”) and other indications. CBMG has also been actively engaging with world leading scientists and companies, to develop TC-DC therapy for the treatment of HCC. In addition, through our joint venture arrangement with CSC, CBMG has rights to develop cell therapies based on MNP and NP.

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

The protocols of haMPC therapy for KOA and TC-DC therapy for HCC have been approved by the Institutional Review Board of qualified hospitals for clinical trials. Once the trials are completed, the clinical data will be analyzed by a qualified third party statistician and reports will be filed by the hospitals to regulatory agencies for approval for use in treating patients.

CBMG has two cGMP facilities in Shanghai and Wuxi, China that meet international standards and have been certified by the CFDA. In any precision setting, it is vital that all controlled-environment equipment meet certain design standards. To achieve this goal, our Shanghai cleanroom facility underwent an ISO-14644 cleanroom certification.. Additionally, our facilities have been certified to meet the ISO-9001 Quality Management standard by SGS Group, and accredited by the American National Bureau of Accreditation (“ANBA”). These cGMP facilities make CBMG the only company in China with facilities that have been certified by US- and European-based, FDA authorized ISO accreditation institutions.

In total, our cGMP facilities have over 13,000 sq. ft. of cleanroom space with the capacity for eight independent cell production lines and a manufacturing capability for over 5,000 patients for autologous cell therapies per year. In addition, CBMG has two cell banks located in Shanghai and Wuxi facilities with a storage capacity to host more than 200,000 individual cell sources. There is also a 400 sq. ft. CFDA-standard products quality control center and an 800 sq. ft. laboratory with state of the art equipment. Our cell banking services include collection, processing and storage of cells from patients. This enables healthy individuals to donate and store their stem cells for future personal therapeutic use.

Most importantly, CBMG has a manufacturing and technology team with more than 30 years of relevant experience in China, EU, and the United States. All of these factors make CBMG a high quality cell products manufacturer in China.

Human Adipose-Derived Mesenchymal Progenitor Cells (haMPC)

Adult mesenchymal stem cells can currently be isolated from a variety of adult human sources, such as liver, bone marrow, and adipose (fat) tissue. The advantages in using adipose tissue (as opposed to bone marrow or blood) are that it is one of the richest sources of pluripotent cells in the body, the easy and repeatable access to fat via liposuction, and the simple cell isolation procedures that can begin to take place even on-site with minor equipment needs. The procedure we are testing for KOA involves extracting a very small amount of fat using a minimally invasive extraction process which takes up to 20 minutes, and leaves no scarring. The haMPC cells are then processed and isolated on site, and injected intra articularly into the knee joint with ultrasound guidance.

These haMPC cells are capable of differentiating into bone, cartilage, tendon, skeletal muscle, and fat under the right conditions. As such, haMPCs are an attractive focus for medical research and clinical development. Importantly, we believe both allogeneic and autologously sourced haMPCs may be used in the treatment of disease. Numerous studies have provided preclinical data that support the safety and efficacy of allogeneic and autologously derived haMPC, offering a choice for those where factors such as donor age and health are an issue.

Additionally, certain disease treatment plans call for an initial infusion of these cells in the form of Stromal Vascular Fraction (“SVF”), an initial form of cell isolation that can be completed and injected within ninety minutes of receiving lipoaspirate. The therapeutic potential conferred by the cocktail of ingredients present in the SVF is also evident, as it is a rich source for preadipocytes, mesenchymal stem cells, endothelial progenitor cells, T regulatory cells and anti-inflammatory macrophages.

Human Umbilical Cord Derived Mesenchymal Progenitor Cells (huMPC)

CBMG has developed a stem cell line called human umbilical cord derived mesenchymal progenitor cells (“huMPC”). These huMPCs have a tremendous capacity for self-renewal whilst also maintaining their multipotent ability to differentiate into osteoblasts, adipocytes, and chondrocytes as well as myocytes and neurons.

The youngest, most potent huMPCs are obtained from umbilical cord tissue, called Wharton’s jelly, which is normally discarded as medical waste after the birth of a newborn. This tissue contains a much higher concentration of huMPCs compared to cord blood. Researchers have shown that allogeneic huMPCs have potential therapeutic effects in cerebral palsy, Autism, cardiovascular diseases, spinal cord injury, autoimmune diseases, cartilage damage, Alzheimer’s, Parkinson’s, and many other degenerative diseases. CBMG has built a huMPC line with a high safety profile and preliminary evidence suggests therapeutic use in systemic lupus erythematosus (SLE) and cerebral palsy.

Tumor Cell Specific Dendritic Cells (TC-DC)

Recent scientific findings indicate the presence of special cells in tumors that are responsible for cancer metastases and relapse. Referred to as “cancer stem cells”, these cells make up only a small portion of the tumor mass. The central concept behind TC-DC therapy is to immunize against these cells. TC-DC therapy takes a sample of the patient’s own purified and irradiated cancer cells and combines them with specialized immune cells, thereby ‘educating’ the immune cells to destroy the cancer stem cells from which tumors arise.  We believe the selective targeting of cells that drive tumor growth would allow for effective cancer treatment without the risks and side effects of current therapies that also destroy healthy cells in the body.

Motor Neuron Precursor Cells (MNP) and Neuronal Precursor Cells (NP)

Though our joint venture we have rights originating from CSC to produce clinical-quality motor neuron and neuronal progenitor cells from human embryonic stem cells (“ES”). These stem cell-derived motor neurons have potential applications in treating amyotrophic lateral sclerosis (motor neuron disease, also known as Lou Gehrig’s disease), a condition caused by a debilitating rapid progressive weakness, muscle atrophy and loss of motor function; and SMA, a group of debilitating disorders characterized by degeneration of lower motor neurons situated in the lower spinal cord, causing atrophy of various muscle groups in the body. Presently none of these conditions or disorders have any known cure.

Our Targeted Indications and Potential Therapies

Knee Osteoarthritis (KOA)

We have completed  the  Phase I/IIa clinical trial for the treatment of KOA.. Three-month Phase I/IIa follow up data revealed statistically significant improvement in KOA from the baseline in clinical scores for WOMAC, NRS-11, SF-36, and KSCRS knee osteoarthritis indices, showing significantly reduced knee pain, improved knee mobility, and prolonged walking distance~~.~~ MRI examination revealed an increase in cartilage thickness as early as three months after the therapy. Data of three patients who have completed six-month follow-up has confirmed the three-month findings, and full analysis of the six-month follow-up for all patients in the trial is still ongoing.  Additional studies are being carried out to confirm the cartilage regrowth. Enrollment of Phase IIb patients is ongoing, and is expected to be completed in the first half of 2014.

Osteoarthritis is a degenerative disease of the joints. KOA is one of the most common types of osteoarthritis. Pathological manifestation of osteoarthritis is primarily local inflammation caused by immune response and subsequent damage of joints. Restoration of immune response and joint tissues are the objective of therapies.

According to International Journal of Rheumatic Diseases, 2011, 53% of KOA patients will degenerate to the point of disability. Conventional treatment usually involves invasive surgery with painful recovery and physical therapy. As drug-based methods of management are ineffective, the same journal estimates that some 1.5 million patients with this disability will degenerate to the point of requiring artificial joint replacement surgery every year. However, only 40,000 patients will actually be able to undergo replacement surgery, leaving the majority of patients to suffer from a life-long disability due to lack of effective treatment.

Human adipose-derived mesenchymal progenitor cells (“haMPCs”) are currently being considered as a new and effective treatment for osteoarthritis, with a huge potential market.  Osteoarthritis is one of the ten most disabling diseases in developed countries. Worldwide estimates are that 9.6% of men and 18.0% of women aged over 60 years have symptomatic osteoarthritis. It is estimated that the global OA therapeutics market was worth $4.4 billion in 2010 and is forecast to grow at a compound annual growth rate (CAGR) of 3.8% to reach $5.9 billion by 2018.

In order to bring haMPC-based KOA therapy to market, our market strategy is to: (a) establish regional laboratories that comply with cGMP standards in Shanghai and Beijing that meet Chinese regulatory approval; and (b) file joint applications with Class AAA hospitals to use haMPCs to treat KOA in a clinical trial setting.

Our competitors are pursuing treatments for osteoarthritis with knee cartilage implants.  However, unlike their approach, our KOA therapy is not surgically invasive – it uses a small amount (50ml) of adipose tissue obtained via liposuction from the patient, which is cultured and re-injected into the patient. The injections are designed to induce the body’s secretion of growth factors promoting immune response and regulation, and regrowth of cartilage. The down-regulation of the patient’s immune response is aimed at reducing and controlling inflammation which is a central cause of KOA.

We believe our proprietary method, subsequent haMPC proliferation and processing know-how will enable haMPC therapy to be a low cost and relatively safe and effective treatment for KOA. Additionally, banked haMPCs can continue to be stored for additional use in the future.

Hepatocellular Carcinoma (HCC)

CBMG is in the process of negotiating exclusive rights to market TC-DC therapy for late stage HCC in Greater China. We are co-developing HCC therapy candidates in collaboration with CSC and its affiliate.

In January 2013, we commenced a Phase I clinical trial with PLA 85 hospital in Shanghai, for HCC therapy. Treatment for all the patients was completed in 2013 and the study revealed the TC-DC therapy to be safe. The purpose of this trial was to evaluate the safety of an autologous immune cell therapy in primary HCC patients following resection (surgical tumor removal) and Transarterial Chemo Embolization (TACE) Therapy, a type of localized chemotherapy technique.

Recent scientific findings indicate that tumors contain specialized cells that allow for the generation of new tumors. Named cancer stem cells, these cells are responsible for both tumor metastases and recurrence. The central concept behind CBMG’s technology is to immunize against these cancer stem cells.

A number of our competitors are developing cancer treatment therapies, such as Promethera Biosciences of Belgium, and Shenzhen Beike Biotechnology Co. Ltd. However unlike our competitors, the therapies we are researching utilize the liver cancer stem cells as an antigen – these proliferating, self-renewing liver cancer stem cells provide a clean source of tumor antigens, without contamination from extraneous cells. The patient’s immune cells are isolated and trained to recognize, attack and eliminate the cancer cells.

TC-DC therapy was developed by Dr. Robert Dillman through more than 20 years of clinical research at the Hoag Cancer Center, California. The core idea of the TC-DC technique is to activate a patient’s immune system by exposure of cancer stem cell antigens to the key antigen presenting cells, dendritic cells. In order to expose cancer stem cell antigens effectively, cancer tissue from patients is digested and its cancer stem cell is expanded and co-cultured with the patient’s own dendritic cells in vitro. Together with GM-CSF the patient’s dendritic cells are loaded with fixed cancer stem cells and are administered back to the patient in order to boost the patient’s immune system to recognize cancer stem cell antigens and then effectively eliminate them.

The safety and efficacy profiles of TC-DC are outstanding based on Phase II clinical trials of TC-DC therapy for metastatic melanoma (see Dillman, R.O., et al. 2009. Phase II Trial of Dendritic Cells Loaded with Antigens from Self-Renewing, Proliferating Autologous Tumor Cells as Patient-Specific Antitumor Vaccines in Patients with Metastatic Melanoma: Final Report. Cancer Biotherapy and Radiopharmaceuticals, Volume 24 Number 3.) The most recent Phase II clinical trial of metastatic melanoma has shown five-year survival rate of 54%, and this therapy has been shown to significantly reduce the rate of tumor recurrence and metastasis, improve patient longevity and quality of life.  CSC has filed, and the FDA has accepted, its Phase III clinical trial of Metastatic Melanoma. using TC-DC technology.  In addition, CSC has received U.S. FDA approval of Phase II TC-DC Clinical Trial for Ovarian Cancer.

According to existing laws in the PRC, TC-DC therapy is considered a Category III medical technology, which must be managed and approved by the Ministry of Health (“MOH”). The current market strategy is for CBMG to partner with Class-AAA hospitals to set up either on-site or localized cGMP standard cell biology laboratories, and apply to MOH for Phase I/II clinical trials to use TC-DC therapy for liver cancer. Upon completion of these clinical trials, partnered Class-AAA hospitals will jointly file applications to MOH for a license to treat liver cancer using TC-DC technology. For hospitals that have received a license, CBMG will provide liver cancer targeted DC cells, with the hospital charging appropriate cell therapy fees to the patient as determined by local government guidelines. We expect to derive revenues from services fee to hospitals.

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

Intellectual Property

We have built our intellectual property portfolio with a view towards protecting our freedom of operation in China within our specialties in the cellular biomedicine field. Our portfolio contains patents, trade secrets, and know-how. Our technology can be grouped based on origin of progenitor or stem cells into adipose, umbilical cord, bone marrow and embryo.

The production of stem cells for therapeutic use requires the ability to purify and isolate these cells to an extremely high level of purity. Accordingly, our portfolio is geared toward protecting our proprietary process of purification, cell processing and related steps in stem cell production. The combination of our patents and trade secrets protects our process of manufacturing cell lines, including methods of purification, extraction, freezing, preservation, processing and use in treatment.

For our haMPC therapy:

●
Our intellectual property portfolio for haMPC is well-built and abundant. It covers almost every aspect of adipose stem cell medicine production, including acquisition of human adipose tissue acquisition, preservation, transportation, and storage, tissue, processing, stem cell purification, expansion, banking, formulation for administration, shipment, and administration methods.

●
Our portfolio also includes adipose derived cellular medicine formulations and their applications in the potential treatment of degenerative diseases and autoimmune diseases, including osteoarthritis, systemic lupus erythematosus, rheumatoid arthritis, as well as potential applications to anti-aging.

●	Our haMPC intellectual property portfolio is distinguished from competitors’ by:

●	coverage of all steps in the production process;
●	a process that enables achievement of high yields of Stromal Vascular Fraction (SVF), i.e. stem cells derived from adipose tissue extracted by liposuction;
●	a process that makes adipose tissue acquisition convenient and useful for purposes of cell banking; and
●	preservation techniques enabling long distance shipment of finished cell medicine products.

In addition, our intellectual property portfolio covers various aspects of other therapeutic categories including umbilical cord-derived huMPC therapy, bone marrow-derived hbMPC therapy, embryonic stem cell-derived MNP therapy, and tumor stem cell targeted TC-DC therapy.

In addition, our clinical trial protocols are proprietary, and we rely upon trade secret laws for protection of these protocols.

We intend to continue to vigorously pursue patent protection of the technologies we develop, both in China and under the Patent Cooperation Treaty (“PCT”). Additionally, we require all of our employees to sign proprietary information and invention agreements, and compartmentalize our trade secrets in order to protect our confidential information.

Patents

The following is a brief list of our patents as of December 31, 2013, patent applications and work in process:

	China Patents	PCT	Patents In- Licensed from U.S.
Work in Process	2	—	—
Patents Filed, Pending	18	6	6
Granted	10	—	—
Total	30	6	6

Generally, our patents cover technology, methods, design and composition of and relating to medical device kits used in collecting autologous cell specimens, cryopreservation of cells, purification, use of stem cells in a range of potential therapies, adipose tissue extraction, cell preservation and transportation, gene detection and quality control.

Joint Venture with California Stem Cell, Inc. (CSC)

With CSC’s affiliate, CBMG has created a joint venture named China Cell Technology Ltd., a British Virgin Islands corporation (“CCT”), the purpose of which is to conduct clinical trials with hospitals in China, and develop and market therapies within Greater China.  Activities under the joint venture relate to clinical trials and joint development of therapies based upon the use of motor neuron cells.  The term of the joint venture runs for an initial term of ten years until September 8, 2021, and automatically renews for successive additional five year terms unless either party notifies the other party that it declines to renew no less than three months prior to the end of the initial term or any renewal term.  Under our joint venture arrangement, we are obligated to pay a 2% royalty to CSC for sales derived from CSC in-licensed technology, and 5% of the post-listing net proceeds from the JV’s first public listing in the event that the JV itself conducts an initial public offering.

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

In addition to the above, CBMG we are separately collaborating with CSC to develop cancer immunotherapy treatments based on TC-DC technology, initially for the development of therapies to treat HCC. This technology involves harvesting the patient’s dendritic cells, which are trained to trigger an effective immune response against cancer stem cells derived from the patient’s tumor. As of December 31, 2013, we have completed the HCC Phase I trial in China with CSC.

CBMG has coordinated with CSC’s study and contributed investment in services, facilities and equipment, as required. We intend to formalize and clarify each respective party’s rights and responsibilities in the ongoing collaboration with CSC on these cancer programs, in the near future.

Additionally CBMG will seek to collaborate with other potential research partners in the development of other therapy candidates for different applications, or based on different technologies within the same applications.

In addition to support from CSC’s California-based team of scientists and medical professionals, we have built an experienced team in China that is capable of refining methodologies and protocols used in clinical applications, which includes R&D and manufacturing experts to maintain quality control and achieve rapid manufacturing to market timing.

Manufacturing

We manufacture stem cells for purposes of our own research, testing and clinical trials, however we are equipped to scale up and reproduce our manufacturing capacity to meet any future needs relating to commercial production.  CBMG has two cGMP clean-room facilities in Shanghai and Wuxi, China that meet international standards and have been certified by the Chinese CFDA. Our facilities are operated by a manufacturing and technology team with more than 30 years of relevant experience in China, EU, and the United States.

In any precision setting, it is vital that all controlled-environment equipment meet certain design standards. To achieve this goal, our Shanghai cleanroom facility undergoes a top-to-bottom yearly calibration and validation, and has received and maintained an equivalent ISO-14644 cleanroom certification. Additionally, our facilities have been certified to meet the ISO-9001 Quality Management standard by SGS Group, and accredited by the ANBA. These cGMP facilities make CBMG the only company in China with facilities that have been certified by U.S.- and Europe-based, FDA-authorized ISO accreditation institutions.

In total, our cGMP facilities have over 13,000 sq. ft. of cleanroom space with the capacity for eight independent cell production lines and a manufacturing capability for over 5,000 patients for autologous cell therapies per year. In addition, CBMG has two cell banks located in Shanghai and Wuxi facilities with a storage capacity to host more than 200,000 individual cell sources. There is also a 400 sq. ft. CFDA-standard products quality control center and an 800 sq. ft. laboratory with state of the art equipment.  Our cell banking services include collection, processing and storage of cells from patients. This enables healthy individuals to donate and store their stem cells for future personal therapeutic use.

Research and Development

Together with the technology underlying our six in-licensed U.S. patents and twenty-four trade secret clinical protocols we have an intellectual property platform containing what we believe to be the elements necessary to apply for and commercialize our product candidates in China, other than with respect to HCC.  We currently intend to formalize our ongoing collaborative arrangement with CSC and its affiliate with regard to co-development of HCC technology, which may involve our acquisition of additional license rights originating from CSC.  Our intellectual property counsel, Xu & Partners based in Shanghai, has reviewed our intellectual property portfolio and in June 2013 issued an unqualified legal opinion that we have freedom of operation with regard to certain proposed products or therapies.  We believe that to date we have built a well-developed intellectual property platform, and going forward the work ahead involves continuing to narrowly develop application-specific intellectual property.  Although we own substantial intellectual property, our greater focus is on commercialization, marketing and in-licensing.  Accordingly we believe that our research and development budget will be a relatively small component of our overall capital expenditures.

Planned Capital Expenditures

We currently have the capacity to produce up to 150,000 injections of allogeneic adipose stem cells, and to process a total of up to 5,000 autologous adipose derived stem cell specimens for use by each patient-donor. We also have eight cell manufacturing lines at our facilities in Wuxi and Shanghai, with cryogenic storage capabilities.  We believe we can expand our cryogenic storage capacity in the near term but may require additional cell lines to handle growing demand anticipated in the next few years. We duplicate the adipose cell storage between our Wuxi and Shanghai facilities for geographical diversification and risk mitigation. We believe that within the next three years, should we expand into other strategically located cities, it may cost CBMG approximately USD $3 to $5 million to build and equip each additional facility in a manner comparable to our Shanghai facility.

Competition

Many companies operate in the cellular biomedicine field.  In 2010 the FDA approved the first cell therapy for Dendreon Corporation to apply an autologous cellular immunotherapy for the treatment of a certain type of prostate cancer.  In May 2012 the Canadian authorities approved the first stem cell drug and granted Osiris Therapeutics’ manufactured stem cell product for use in the pediatric graft-versus-host disease.  To date there are over thirty publicly listed and several private cellular biomedicine focused companies outside of China with varying phases of clinical trials addressing a variety of diseases.  We compete with these companies in bringing cellular therapies to the market.  However, our focus is to develop a core business in the China market.  This difference in focus places us in a different competitive environment from other western companies with respect to fund raising, clinical trials, collaborative partnerships, and the markets in which we compete.

The PRC central government has a focused strategy to enable China to compete effectively in certain designated areas of biotechnology and the health sciences.  Because of the aging population in China, China’s Ministry of Science and Technology (“MOST”) has targeted stem cell development as high priority field, and development in this field has been intense in the agencies under MOST.  For example, the 973 Program has funded a number of stem cell research projects such as differentiation of human embryonic germ cells and the plasticity of adult stem cells.  Currently China has a highly fragmented cellular medicine landscape.  Shenzhen Beike Biotechnology Co. Ltd. (“Beike”) and Union Stem Cell & Gene Engineering Co., Ltd. (“Union Stem Cell”) are two large stem cell companies in China.  To the best of our knowledge, none of the Chinese companies are utilizing our proposed international manufacturing protocol and our unique technologies in conducting what we believe will be full compliant CFDA-sanctioned clinical trials to commercialize cell therapies in China.  Our management believes that it is difficult for most of these Chinese companies to turn their results into translational stem cell science or commercially successful therapeutic products using internationally acceptable standards.

We compete globally with respect to the discovery and development of new cell based therapies, and we also compete within China to bring new therapies to market.  The biotechnology industry, namely in the areas of cell processing and manufacturing, clinical development of cellular therapies and cell collection, processing and storage, are characterized by rapidly evolving technology and intense competition.  Our competitors worldwide include pharmaceutical, biopharmaceutical and biotechnology companies, as well as numerous academic and research institutions and government agencies engaged in drug discovery activities or funding, in the U.S., Europe and Asia. Many of these companies are well-established and possess technical, research and development, financial, and sales and marketing resources significantly greater than ours. In addition, many of our smaller potential competitors have formed strategic collaborations, partnerships and other types of joint ventures with larger, well established industry competitors that afford these companies potential research and development and commercialization advantages in the technology and therapeutic areas currently being pursued by us.  Academic institutions, governmental agencies and other public and private research organizations are also conducting and financing research activities which may produce products directly competitive to those being commercialized by us. Moreover, many of these competitors may be able to obtain patent protection, obtain government (e.g. FDA) and other regulatory approvals and begin commercial sales of their products before us.

The primary competitors in the field of cell therapy for liver diseases, osteoarthritis, and lupus include Beike, Cytori Therapeutics Inc., TiGenix NV, NeoStem, Inc. and others.  Among our competitors, to our knowledge the only ones based in and operating in Greater China are Beike and Lorem Vascular, who has partnered with Cytori to commercialize Cytori Cell Therapy for the cardiovascular, renal and diabetes markets in China and Hong Kong.

Our field is highly competitive.  However, we believe we have a differentiated approach in that our cell lines involve a highly purified, active cell population, and our process of producing, extracting, storing and processing these cell lines, and their use in treatment, constitutes our closely-guarded intellectual property.

In the general area of cell-based therapies, we potentially compete with a variety of companies, most of whom are specialty medical products or biotechnology companies. Some of these, such as Baxter, Johnson & Johnson, Medtronic and Miltenyi Biotec, are well-established and have substantial technical and financial resources compared to ours.  However, as cell-based products are only just emerging as viable medical therapies, many of our most direct competitors are smaller biotechnology and specialty medical products companies. These include Advanced Cell Technology, Inc., Cytomedix, Inc., Arteriocyte Medical Systems, Inc., Athersys, Inc., Bioheart, Inc., Cytori Therapeutics, Inc., Genzyme Corporation, Harvest Technologies Corporation, Mesoblast, Osiris Therapeutics, Inc., Pluristem, Inc. and others.

Some of our competitors also work with adipose-derived stem cells.  To the best of our knowledge, none of these companies are currently utilizing the same technologies as ours to treat KOA, nor to our knowledge are any of these companies conducting government-approved clinical trials in China.

There are several cord blood-focused hematopoietic stem cell companies in China that may compete with our cellular biomedicine business in treating similar applications.  Outside of China there are companies such as Tigenix and Medipost which may compete with our targeted KOA treatment.  We cannot with any accuracy forecast when or if any of these companies are likely to bring cell therapies to the China market.

Some of our targeted disease applications may compete with drugs from traditional pharmaceutical or Traditional Chinese Medicine (“TCM”) companies.  We believe that our chosen targeted disease applications are not effectively in competition with the products and therapies offered by traditional pharmaceutical or TCM companies.

We believe we have a strategic advantage over our competitors based on our ability meet cGMP regulatory requirements, a capability which we believe is possessed by few to none of our competitors in China, in an industry in which meeting exacting standards and achieving extremely high purity levels is crucial to success.  In addition, in comparison to the broader range of cellar biomedicine firms, we believe we have the advantages of cost and expediency, and a first mover advantage with respect to commercialization of cell therapy products and treatments in the Greater China market.

Employees

As of December 31, 2013, our biomedicine business has 36 full time employees and is in the process of adding more clinical trial and medical specialists. 67% of our employees are holders of medical, technical or scientific credentials and qualifications and 56% hold advanced degrees.

Facilities

Our corporate headquarters are located at 530 University Avenue in Palo Alto, California. We currently pay rent in the amount of $1,400 per month on a month-to-month basis. In addition we lease an aggregate of approximately 13,000 square feet of space to house our research and manufacturing facilities in Wuxi and Shanghai, China, and pay rent of approximately USD $32,500 per month for these facilities.  We believe at the present time, our premises are sufficient for our operations and near term growth plans.

Certain Tax Matters

Following the completion of our merger with EastBridge Investment Group Corporation (Delaware) on February 6, 2013, CBMG and its controlled subsidiaries (the “CBMG Entities”) became a Controlled Foreign Corporation (CFC) under U.S. Internal Revenue Code Section 957. As a result, the CBMG Entities are subject to anti-deferral provisions within the U.S. federal income tax system that were designed to limit deferral of taxable earnings otherwise achieved by putting profit in low taxed offshore entities. While the CBMG Entities are subject to review under such provisions, the CBMG Entities’ earnings are from an active business and should not be deemed to be distributions made to its U.S. parent company.

CBMG BVI’s effective tax rate ranges from approximately 12.5% to 24%. The effective tax rate of EastBridge Sub is approximately 34%.

BIOMEDICINE REGULATION

PRC Regulation

Our cellular medicine business operates in a highly regulated environment.  In China, aside from provincial and local licensing authorities, hospitals and their internal ethics and utilization committees, and a system of institutional review boards (“IRBs”) which in many cases have members appointed by provincial authorities, the stem cell industry is principally regulated by the MOH and the CFDA, of the central government.  “Medical technologies”, as the term is defined under PRC law, are regulated by the Chinese Medical Doctors Association (“CMDA”), the Chinese Medical Hospitals  Association, the Chinese Medical  Association of Medicine, and the Chinese Medical Association of Oral Medicine.

Generally, our industry is divided into two broad classifications – medical technologies and drugs. According to Policy published by the MOH in Sept 2009, cell therapies based on stem cells and immune cells are classified as a Class III Medical Technology, resulting in a regulatory process that is less vigorous than that for chemical and biological drugs which require preclinical data and three phases of clinical trials. Instead, Class III therapies typically require only safety phase and efficacy phase clinical studies. Since that time, the MOH had been looking to regulate cell therapies based on the source of origin of the cells: autologous cells (patient’s own cells) or allogeneic cells (from other donors). In 2011, the MOH reiterated that therapies using somatic cells (i.e. internal organs, skin, bones, blood and connective tissue, which includes immune cells) and autologous stem cell therapies are to be treated as a Class III Medical Technology, which generally IRB review, plus a two phase trial to test for safety and efficacy. The MOH further stated that allogeneic stem cell therapies are to be classified as drugs, which require more stringent clinical trials, a pre-clinical study, more stringent IRB review, and a three-phase clinical trial.

In December 2011 the PRC central government declared a national moratorium which prevents any company from actually marketing and implementing cell therapies, while the central government considers and constructs a new set of rules and determines lines of authority among government agencies to regulate this new industry. We note however, that the moratorium appears to apply to cell therapeutics, and not immunotherapy, which may not necessarily affect the development of our HCC liver cancer therapy candidate. We also note that the moratorium bars marketing and implementation of products, treatments and therapies, but does not prevent the advancement of research, studies or development of potential products, treatments or therapies. Accordingly, we interpret the moratorium as a bar on marketing and use, but not a prohibition on conducting clinical trials, although we believe the practical effect of the moratorium has been to temporarily slow or halt applications for new clinical trials based on stem cell technology. Furthermore, in the first quarter of 2013 the MOH formally approved and accepted our clinical trial applications for HCC and KOA.

The central government has declared stem cell technology to be a part of China’s national long-term scientific and technological development plan from 2006 to 2020. The government has also announced its intention to release new laws to regulate our industry, which are soon anticipated to be codified into law.

In the first quarter of 2013, China’s MOH and the CFDA released proposed draft regulations governing the management of stem cell clinical trials, and quality control for stem cell preparations and pre-clinical research. As of the date of this current report, according to these proposed regulations (which so far have not been codified), all proposed clinical trials on stem cells would be:

●	Subject to prior review by the ethics committees of participating hospitals;

●	Sponsors would be required to submit informed consent forms, a safety evaluation, research protocols and information concerning the qualifications of the principal investigators;

●	Sponsors would be required to submit information concerning the production of the investigational stem cell products; and

●	Only hospitals certified by the MOH and affiliates would be allowed to serve as sites for such trials.

 In anticipation of the definitive enhanced regulations, and prior to the publication of the draft regulations, we have pursued and obtained review and approval from participating hospital ethics committees in preparation for our KOA and HCC liver cancer clinical trials. Borrowing from U.S. Clinical trial protocols and practices, CBMG has collected patient’s informed consents, documented research protocols, and has assembled a well-qualified team of specialists and principal investigators. CBMG is prepared to submit information concerning the production of the investigational stem cell products from our CFDA- and ISO-certified facility in Shanghai. Since the effective date of the moratorium on the marketing and use or implementation of new stem cell products, treatments and therapies, we believe no additional hospitals have been certified by the CFDA as trial sites. CBMG believes that upon implementation of pending regulations, its partner hospitals would be fit to apply and be certified by the CFDA as stem cell trial sites.

We believe cell therapy technologies are likely to be regulated in China according to three categories:

Type of Cell	Classification	Regulatory Authority

Somatic/Immune Cells	Medical Technology	Chinese Medical Doctors Association (CMDA)
Autologous Stem Cells	Medical Technology	Ministry of Health (MOH)
Allogeneic Stem Cells	Drug	State Food and Drug Administration (CFDA)

Management believes that publication by the CFDA and the MOH of proposed regulations is a very significant event paving the way for development of regenerative medicine in China. We believe our operations are structured and prepared to meet the highest regulatory standards applied worldwide across our industry, and accordingly we believe CBMG is well-positioned to become a leading stem cell clinical trial sponsor within China. We also believe that the PRC government will move toward more stringent regulatory standards, which if implemented, would raise the barriers to entry for our industry, and provide advantages to certain firms including ours which are capable of meeting elevated standards. It is not possible to predict the content of the final regulations that will ultimately be adopted. From inception to the present, we have diligently complied with U.S. standards in designing our clinical trials with our independent Clinical Research Organization. Furthermore, we have been relying on China’s proposed shortened timeline for Class III Medical Technologies with regard to our KOA and HCC liver cancer clinical trials.

While we cannot predict whether the draft regulations will be implemented verbatim and in accordance with the proposed adoption date of May 1, 2013, the eventual final regulation may have an adverse effect on our near term commercialization schedule. Until the regulations are finalized and published, we cannot predict the exact impact they may have on our business. Nonetheless, we are continuing to advance our work relating to our KOA and HCC liver cancer clinical trials.

PRC Operating Licenses

Our business operations in China are subject to customary regulation and licensing requirements under regulatory agencies including the local Administration for Industry and Commerce, General Administration of Quality Supervision, Inspection and Quarantine, and the State Administration of Taxation, for each of our business locations. Additionally our clean room facilities and the use of reagents is also regulated by local branches of the Ministry of Environmental Protection. We are in good standing with respect to each of our business operating licenses.

U.S. Government Regulation

The health care industry is one of the most highly regulated industries in the United States. The federal government, individual state and local governments, as well as private accreditation organizations, oversee and monitor the activities of individuals and businesses engaged in the development, manufacture and delivery of health care products and services. Federal laws and regulations seek to protect the health, safety, and welfare of the citizens of the United States, as well as to prevent fraud and abuse associated with the purchase of health care products and services with federal monies. The relevant state and local laws and regulations similarly seek to protect the health, safety, and welfare of the states’ citizens and prevent fraud and abuse. Accreditation organizations help to establish and support industry standards and monitor new developments.

HCT/P Regulations

Manufacturing facilities that produce cellular therapies are subject to extensive regulation by the U.S. FDA. In particular, U.S. FDA regulations set forth requirements pertaining to establishments that manufacture human cells, tissues, and cellular and tissue-based products (“HCT/Ps”). Title 21, Code of Federal Regulations, Part 1271 (21 CFR Part 1271) provides for a unified registration and listing system, donor-eligibility, current Good Tissue Practices (“cGTP”), and other requirements that are intended to prevent the introduction, transmission, and spread of communicable diseases by HCT/Ps. While we currently have no plans to conduct these activities within the United States, these regulations may be relevant to us if in the future we become subject to them, or if parallel rules are imposed on our operations in China.

We currently collect, process, store and manufacture HCT/Ps, including manufacturing cellular therapy products. We also collect, process, and store HCT/Ps. Accordingly, we comply with cGTP and cGMP guidelines that apply to biological products. Our management believes that certain other requirements pertaining to biological products, such as requirements pertaining to premarket approval, do not currently apply to us because we are not currently investigating, marketing or selling cellular therapy products in the United States If we change our business operations in the future, the FDA requirements that apply to us may also change.

Certain state and local governments within the United States also regulate cell-processing facilities by requiring them to obtain other specific licenses. Certain states may also have enacted laws and regulations, or may be considering laws and regulations, regarding the use and marketing of stem cells or cell therapy products, such as those derived from human embryos. While these laws and regulations should not directly affect our business, they could affect our future business. Presently we are not subject to any of these state law requirements, because we do not conduct these regulated activities within the United States.

Pharmaceutical and Biological Products

In the United States, pharmaceutical and biological products, including cellular therapies, are subject to extensive pre- and post-market regulation by the FDA. The Federal Food, Drug, and Cosmetic Act (“FD&C Act”), and other federal and state statutes and regulations, govern, among other things, the research, development, testing, manufacture, storage, recordkeeping, approval, labeling, promotion and marketing, distribution, post-approval monitoring and reporting, sampling, and import and export of pharmaceutical products. Biological products are approved for marketing under provisions of the Public Health Service Act, or PHS Act. However, because most biological products also meet the definition of “drugs” under the FD&C Act, they are also subject to regulation under FD&C Act provisions. The PHS Act requires the submission of a biologics license application (“BLA”), rather than a New Drug Application ("NDA"), for market authorization. The application process and requirements for approval of BLAs are similar to those for NDAs, and biologics are associated with similar approval risks and costs as drugs. Presently we are not subject to any of these requirements, because we do not conduct these regulated activities within the United States.  However, these regulations may be relevant to us should we engage in these activities in the United States in the future.

CONSULTING SERVICES BUSINESS

Cellular Biomedicine Group, Inc., a Delaware corporation (formerly known as EastBridge Investment Group Corporation), was originally incorporated in the State of Arizona on June 25, 2001 under the name ATC Technology Corporation. ATC Technology Corporation changed its corporate name to EastBridge Investment Group Corporation in September 2005 and shifted its business to providing finance-related services in Asia, with a focus on China.  On February 5, 2013, the Company formed a new Delaware subsidiary named EastBridge Investment Corp. (“EastBridge Sub”). Pursuant to a Contribution Agreement by and between the Company and EastBridge Sub dated February 5, 2013, the Company contributed all assets and liabilities related to its consulting services business, and all related business and operations, to its newly formed subsidiary, EastBridge Investment Corp.

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

The target clients for our consulting services are mostly in the Chinese territories and other Asian countries as well as the United States. We search for companies our management believes have viable business strategies which have potential for raising capital in U.S. markets. Though we focus on opportunities that management believes will create value for both our stockholders and clients, we cannot provide any assurance that such opportunities will create value for our stockholders, or otherwise increase the value of their investment in the Company.

Our consulting business sector derives income from the following:

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

EastBridge Sub had undergone an audit by the Internal Revenue Service related to employment tax liability for the 2006-2008 tax years, and depending on the outcome of the audit, we may be subject to additional taxes. An assessment of additional taxes plus penalties and interest have been recorded in the financial statements as of December 31, 2012.  All additional taxes, penalties and interest have been paid in full by December 31, 2013.

Strategies for Our Consulting Services Business

The primary business strategy of EastBridge Sub for the consulting services business is to use its extensive network of Chinese and U.S. contacts to locate investment and merchant banking companies, business consultants, marketing firms, investor and public relations firms, appropriate exchanges, markets and market makers, attorneys and accountants capable of helping emerging growth Asian and American companies develop the infrastructure and expertise to (i) obtain access to private and public U.S. capital markets; (ii) expand their businesses in both their native Asian market and the U.S. market (if viable for export); and (iii) develop capital through capital raising and expansion. Target clients are mostly located in China, Hong Kong, Australia and in the United States, where the focus is on high growth companies where the expected return can be realized within a one to two year period and the potential gain is substantial for us and our clients. We generally seek transactions in which substantial opportunities exist for business growth. Keith Wong (Director of CBMG and President and Chief Executive Officer of EastBridge Sub) and Norman Klein (Chief Financial Officer, Chief Operating Officer and Investor Relations Officer of EastBridge Sub) each have over twenty years of experience in the industrial, sales and financial industries. Mr. Wong is fluent in both Mandarin and Cantonese and is able to overcome cultural barriers as a result of having lived and worked for many years in both China and the U.S. Our management has the background to understand a client's business quickly and is able to take fast and decisive actions to achieve business opportunities for our clients due to our smaller size. We offer U.S. companies the opportunity to expand into the Chinese market. EastBridge Sub’s Beijing office will assist U.S. companies to execute distribution and/or manufacturing agreements or other joint venture partnerships to distribute and/or manufacture products and/or provide services in China.

EastBridge Sub currently has five (5) clients that we are assisting with becoming listed on a U.S. stock exchange or over-the-counter (OTC) market and/or obtaining a joint venture partner in the Far East and/or introducing the client to a broker/dealer or investment banker which helps them raise working capital for business expansion. For the clients that aim to become listed in the U.S., EastBridge Sub provides assistance to clients and their investment bankers, attorneys and accountants with the auditing and legal processes to register with the SEC and help locate broker dealers to begin trading their stock on a United States stock market or exchange. EastBridge Sub clients often become public companies in the U.S. by conducting a direct registration process with the SEC. However, some find a U.S. “shell” company and conduct a reverse merger. Once a client is registered as a public company and its stock begins trading in the U.S., the value of the stock in that client is recorded as revenue for that quarter and as an asset on our balance sheet. EastBridge Sub typically receives a 10% to 20% equity position in a client as consideration for consulting services along with cash consulting fees.

Overview of Current Clients and Subsidiaries:

EastBridge Sub provides consulting services through our agreements to the clients set forth below:

Wonder International Education and Investment Group Corporation

Wonder offers professional and vocational educational programs to assist post junior high and high school students to improve their skills for higher paying jobs. Wonder offers programs mainly in the computer related IT sectors such as network design, hardware technology, computer graphics, CAD, animation, network database and network security. Wonder filed a Form S-1 registration statement with the SEC on December 9, 2009, which was declared effective by the SEC on January 6, 2011. EastBridge Sub assisted Wonder in seeking a listing for its common stock on the OTC markets. Wonder became quoted on the OTCQB and OTCBB markets in July 2012 under the symbol “WIEI.” In connection with services rendered therewith, EastBridge Sub received 3,412,194 shares of common stock of Wonder International Education & Investment Group Corporation (“Wonder”) as compensation of services provided by EastBridge Sub to Wonder.  EastBridge Sub continues to provide consulting services to Wonder as it continues to expand its business.

AREM Pacific Corporation

Arem Pacific is in the real estate development and hospitality business. Arem purchased a real estate development company in 2010 and plans to purchase property in China and Australia. Arem is also exploring opportunities in the marine, hotel and entertainment industries of Australia and China. Arem is currently working on its 2012 and 2013 audit with a PCAOB audit firm from the United States. EastBridge Sub has a listing agreement with Arem and we are assisting Arem with its audit and with the SEC legal process to begin reporting as a U.S. public company. We will also assist Arem with locating an investment banker for a capital raise in the near future.

During July 2007, we organized Nanotec, Inc. ("Nanotec") as a wholly owned subsidiary of the Company. On July 11, 2007, we announced a distribution of 5% of Nanotec’s equity to our stockholders of record on that date. As of November 8, 2007, Arem Wines merged with Nanotec, Inc. Under the terms of the merger, the new stock ownership structure is as follows: 15% owned by CBMG, 5% owned by CBMG stockholders, and 80% owned by Arem Wines' beneficiaries. The name of the merged company was Arem Group, Inc. During 2008, Arem Group signed a Listing Agreement with Eastbridge Sub to take its U.S. subsidiary public in the U.S. and to list it on a U.S. stock exchange.

As of September 2008, the Arem Group was dissolved. A new company called Arem Pacific Corporation was formed with a new set of directors and officers along with a new ownership structure, whereby, EastBridge Sub and its stockholders at the time received a pro rata portion of their share ownership.

During 2013, EastBridge Sub assisted Arem Pacific with a corporate restructuring involving the purchase of an OTC (Pink Sheet) shell.  In connection with the restructuring, Arem Pacific also completed a reverse split and issued new certificates to its shareholders.  As of the date of this report, EastBridge Sub beneficially owns 13 million shares of Arem Pacific, of which, 5 million shares were issued in 2013 and the balance of shares (8 million) will be issued in 2014.  As mentioned above, EastBridge Sub continues to assist Arem Pacific with its PCAOB audit since it intends apply for quotation on the OTCQB market in the near future.

Alpha Lujo, Inc.

Alpha Lujo, Inc. is listed on the OTCBB under the symbol “ALEV.” We assisted Alpha Lujo’s management with the purchase of its initial “shell” company, called E-Global Marketing, which was listed on the OTCBB. EastBridge Sub also assisted in the eventual name change of the company to Alpha Lujo, Inc. and we are assisting them with a merger of an Australian company in the electric vehicle business. For our services, we received 2,142,350 shares of Alpha Lujo common stock in December 2010.  As of February 24, 2014, we received an additional 800,000 shares of Alpha Lujo for our continued consulting service for this client.

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

Our written listing agreements with the following companies, which were initially signed in 2008 through December 2013, have expired: Dafeng, Kaida, Huang Wei, Ning Guo, Tianjin Heavy Steel, Beijing Power Company, Ginko, HaoHei Media, Ji-Bo, Aoxing, Yewo, JKZ, Strayarrow, Long Whole Enterprises, Golden Eagle Automobile Dealerships  American C&D, Tsingda, Dwarf, LongWen, Alpha Green , Fizza, IAMS,  Photofunds and Golden Gate Enterprises.. EastBridge Sub has cancelled our services for an indefinite period of time and there is a possibility that we will not provide any further consulting services to these companies. No fees were returned by EastBridge Sub to these clients as part of the termination of these agreements or the postponement of services under our listing agreements with them.

General Farms Corporation (a former subsidiary)

On November 27, 2007, we organized General Farms Corporation ("General Farms") as a wholly owned subsidiary of the Company. A stock dividend of 5% of General Farm's common stock, or 10,000,000 shares, was declared for the benefit of our stockholders of record as of November 16, 2007. General Farms owns no assets and conducts no business operations of its own. This subsidiary was dissolved in 2012.

Energy Corporation (a former subsidiary)

On November 27, 2007, we formed Energy Corporation ("Energy") as a wholly owned subsidiary of the Company. On December 28, 2007, EastBridge Sub announced that it would distribute a dividend consisting of 5% of Energy Corporation's common stock (10 million shares), on a pro-rata basis to its stockholders; however, the dividend was cancelled and no shares distributed. Energy owns no assets and conducts no business operation of its own. This subsidiary was dissolved in 2012.

China Properties Corporation (a former subsidiary)

On November 27, 2007 we formed China Properties Corporation ("China Properties") as a wholly owned subsidiary of the Company. Although EastBridge Sub declared a dividend to distribute shares constituting 5% of the outstanding shares of China Properties' (10,000,000 shares), on a pro-rata basis to our stockholders of record on November 30, 2007 the dividend was cancelled and no shares were distributed. This subsidiary was dissolved in 2012.

Dispositions of Client Shares

Wonder International Education and Investment Group Corporation/Wenda Education

Among the 3.4 million shares received by EastBridge Sub as compensation for services, 699,875 shares of Wonder’s common stock were distributed to all of EastBridge Sub stockholders of record on July 31, 2009 (the “Wonder Dividend Shares”), on a pro rata basis, and 200,000 shares were sold to one purchaser in a privately negotiated transaction pursuant to a purchase agreement in 2009. The Wonder Dividend Shares were registered on a registration statement on Form S-1 (file number 333-163635), as amended, which was initially filed by Wonder with the Commission on December 9, 2009 and declared effective by the Commission on January 6, 2011. The registration statement, as amended, also disclosed the proposed distribution of Wonder Dividend Shares to EastBridge Stockholders. EastBridge Sub obtained approval from FINRA for the distribution of Wonder Dividend Shares on February 23, 2011 and completed the distribution on or about March 31, 2011.  Additionally as stockholders of EastBridge Sub on the record date, Keith Wong received 152,397 Wonder Dividend Shares and Norman Klein received 26,398 Wonder Dividend Shares as part of the aforesaid dividend. None of these Wonder Dividend Shares have been sold by either Mr. Wong or Mr. Klein.

 A total of 255,188 shares owned by EastBridge Sub were transferred to service providers and investors as of December 31, 2013, as presented in the table below.

Securities Transferred	Transferee	Value (consideration received)	Description
20,000 Wonder common stock	Investment relations (CSIR)	$50,000	A privately negotiated transfer of shares of Wonder common stock in lieu of a payment of an outstanding liability with CSIR Group LLC, an investment relations company.

50,000 Wonder common stock	Consultant (Cheng)	$69,500	A privately negotiated transfer of shares of Wonder common stock in lieu of a payment of an outstanding liability with Zhenwen Cheng, an independent consultant.

111,112 Wonder common stock	Consultant (Wong)	$50,000	A privately negotiated transfer of shares of Wonder common stock in lieu of a payment of an outstanding liability with Thomas Wong, an independent consultant.

37,038 Wonder common stock	Consultant (Graves)	$16,667	A privately negotiated transfer of shares of Wonder common stock in lieu of a payment of an outstanding liability with Nancy Graves, an independent consultant.

37,038 Wonder common stock	Consultant (Dembinski)	$16,667	A privately negotiated transfer of shares of Wonder common stock in lieu of a payment of an outstanding liability with Leo Dembinski, an independent consultant and former director of CBMG.

EastBridge Sub continues to assist Wonder with its investor relations advisor work to increase awareness of Wonder in the U.S. investment community.  As of December 31, 2013, the Company had sold 116,026 shares of Wonder on the open market.

Tsingda Education Company

Among the 2,079,740 shares received by EastBridge Sub, 300,018 shares of Tsingda’s ordinary shares were distributed to all of EastBridge Sub stockholders of record on March 15, 2010 (the “Tsingda Dividend Shares”), on a pro rata basis. The Tsingda Dividend Shares were registered on a registration statement on Form S-1 (file number 333-170885), as amended, which was initially filed by Tsingda with the Commission on November 30, 2010 and declared effective by the Commission on March 4, 2011. The registration statement, as amended, also disclosed the proposed distribution of Tsingda Dividend Shares to EastBridge Sub Stockholders. EastBridge Sub obtained approval from FINRA for the distribution of Tsinda Dividend Shares on August 17, 2011 and completed the distribution on or about September 30, 2011. As stockholders of EastBridge on the record date, Mr. Wong received 106,275 Tsingda Dividend Shares and Mr. Klein received 22,327 Tsingda Dividend Shares as part of the aforesaid dividend.

On December 14, 2011, we entered into a Stock Purchase Agreement with An Lingyan, an individual residing in the People’s Republic of China. Pursuant to the Agreement, we sold 500,000 ordinary shares of Tsingda to An Lingyan in exchange for a cash payment of $600,000.

On December 17, 2012 we entered into a Stock Purchase Agreement with Zhang, Hui and MA Platform, Inc. Pursuant to the Agreement, EastBridge Sub sold its remaining 1,189,994 ordinary shares of Tsingda,  along with an additional 234,135 ordinary shares of Tsingda held by EastBridge Sub stockholders , to Zhang, Hui and MA Platform, Inc. in exchange for a cash payment of $2.30 per share, for an aggregate purchase price of $3,275,497, of which $2,736,986 was retained by EastBridge Sub. This transaction completed our engagement with Tsingda.

A total of 113,478 shares were distributed to service providers and investors as of December 31, 2012 presented in the table below.

Securities Transferred	Transferee	Value (consideration received)	Description
23,750 Tsingda common stock	Shareholder (Ong)	$38,000
A privately negotiated transfer of shares of Tsingda common in exchange for cash.  This transaction occurred before quoted prices were available, and accordingly the securities were valued based upon the consideration received.

3,125 Tsingda common stock	Shareholder (Graves)	$5,000
A privately negotiated transfer of shares of Tsingda common stock in exchange for cash. This transaction occurred before quoted prices were available, and accordingly the securities were valued based upon the consideration received.

23,050 Tsingda common stock	Attorney (Luciano)	$57,500	A privately negotiated transfer of shares of Tsingda common stock in lieu of a payment of an outstanding liability with Daniel Luciano, a securities compliance attorney.

63,553 Tsingda common stock	Auditor (Jeffery & Associates)	$213,000	A privately negotiated transfer of shares of Tsingda common stock in lieu of a payment of an outstanding liability with Jeffrey & Associates for services rendered to clients of EastBridge Sub.

Directorships and Other Relationships with Clients

Keith Wong, President, Chief Executive Officer and director of EastBridge Sub, is currently a director of CMBG. Norm Klein, Chief Financial Officer, Chief Operating Office, Investor Relations Officer and director of EastBridge Sub, is a former director of CBMG and is currently a Director of Alpha Lujo and Wonder  Mr. Klein also served as a Director of Tsingda until December 19, 2012.  EastBridge Sub is unaware of any sales of shares of its client’s stock that it owns, to any officers of EastBridge Sub’s clients.  Keith Wong and Norm Klein, both officers and directors of EastBridge Sub, have received shares of its client’s stock (Wonder  and Tsingda) as a dividend on a pro rata basis contemporaneously with all other shareholders.  Tony Tam, a past employee of EastBridge Sub’s consulting business also received dividend shares in both Wonder  and Tsingda, and had a prior business relationship with these clients.  Chris Klein, a contractor currently working with EastBridge Sub’s consulting business, received dividend shares in both Wonder and Tsingda, and has had a prior business relationship with these clients.  Except as stated above, we are not aware of any other relationships between Eastbridge Sub and its clients.

Employees in our Consulting Services Business

As of March 2014, EastBridge Sub has three full-time employees, all of whom are in the United States.

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

We are a company with a limited operating history and have incurred substantial losses and negative cash flow from operations through the year ended December 31, 2013.Our cash flow from operations may not be consistent from period to period, our biomedicine business has not yet generated any revenue, and we may continue to incur losses and negative cash flow in future periods, particularly within the next several years.

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

We may be unable to obtain or maintain patent protection for our products and product candidates, which could have a material adverse effect on our business.

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

We have yet to develop any therapeutic products that have been approved for marketing, and we do not expect to become profitable within the next several years, but rather expect our biomedicine business to incur additional and increasing operating losses. Before commercializing any therapeutic product in China, we may be required to obtain regulatory approval from the MOH CFDA, local regulatory authorities, and/or individual hospitals, and outside China from equivalent foreign agencies after conducting extensive preclinical studies and clinical trials that demonstrate that the product candidate is safe and effective.

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

While we believe the PRC government is highly supportive of stem cell research and related potential advances in medical treatment, presently a moratorium is in effect in China (that we believe is temporary) which prevents any company from actually marketing and implementing cell therapies, while the central government considers and constructs a new set of rules and determines lines of authority among government agencies to regulate this new industry. We note however, that the moratorium appears to apply to cell therapeutics, and not immunotherapy, which may not necessarily affect the development of our HCC liver cancer therapy candidate. We also note that the moratorium bars marketing and implementation of products, treatments and therapies, but does not prevent the advancement of research, studies or development of potential products, treatments or therapies. Accordingly, we interpret the moratorium as a bar on marketing and use, but not a prohibition on conducting clinical trials, although we believe the practical effect of the moratorium has been to temporarily slow or halt applications for new clinical trials based on stem cell technology. The central government has declared stem cell technology to be a part of China’s national long-term scientific and technological development plan from 2006 to 2020. The government has also announced its intention to release new laws to regulate our industry, which are soon anticipated to be codified into law. Although we believe there is a high probability that laws adopted and codified in the PRC will ultimately be supportive of our development plans and consistent with the government’s prior policy pronouncements, there can be no assurance that these laws, once released and when applied, will be favorable to our interests. If the government fails to enact laws and lift the moratorium in the expected time frame, or if its laws when released and enacted are burdensome to our development, our plans could be delayed or thwarted, and our business would be materially and adversely affected. In March 2013, the PRC central government released proposed regulations of the MOH and the CFDA relating to the conduct of cell therapy pre-clinical and clinical trials in China. While management believes this is an indication that final rules may soon be adopted, we cannot provide any assurances as to the likely content of the final rules nor when they will become effective.

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

We may be unable to generate interest or meaningful revenue in out-license our Intellectual Property.

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

We anticipate that we will need substantial additional financing in the future to continue our operations; if we are unable to raise additional capital, as and when needed, or on acceptable terms, we may be forced to delay, reduce or eliminate one or more of our product or therapy development programs, cell therapy initiatives or commercialization efforts and our business will harmed.

Our current operating plan will require significant levels of additional capital to fund, among other things, the continued development of our cell therapy product or therapy candidates and the operation, and expansion of our manufacturing operations to our clinical development activities.

In 2013 we began KOA and HCC Phase I clinical trials. If these trials are successful, we will require significant additional investment capital over a multi-year period in order to conduct subsequent phases, gain approval for these therapies by the MOH and SFDA, and to commercialize these therapies, if ever. Subsequent phases may be larger and more expensive than the Phase I trials. In order to raise the necessary capital, we will need to raise additional money in the capital markets, enter into collaboration agreements with third parties or undertake some combination of these strategies. If we are unsuccessful in these efforts, we may have no choice but to delay or abandon the trials.

The amount and timing of our future capital requirements also will likely depend on many other factors, including:

●	the scope, progress, results, costs, timing and outcomes of our other cell therapy product or therapy candidates;

●	our ability to enter into any collaboration agreements with third parties for our other product or therapy candidates and the timing and terms of any such agreements;

●
the timing of and the costs involved in obtaining regulatory approvals for our product or therapy candidates, a process which could be particularly lengthy or complex given the lack of precedent for cell therapy products in China; and

●	the costs of maintaining, expanding and protecting our intellectual property portfolio, including potential litigation costs and liabilities.

To both fund our HCC and KOA clinical studies and support our future operations, we would likely seek to raise capital through a variety of different public and/or private financings vehicles. This could include, but not be limited to, the use of loans or issuances of debt or equity securities in public or private financings.  If we raise capital through the sale of equity, or securities convertible into equity, it would result in dilution to our then existing stockholders.  Servicing the interest and principal repayment obligations under debt facilities could divert funds that would otherwise be available to support clinical or commercialization activities.  In certain cases, we also may seek funding through collaborative arrangements, that would likely require us to relinquish certain rights to our technology or product or therapy candidates and share in the future revenues associated with the partnered product or therapy.

Ultimately, we may be unable to raise capital or enter into collaborative relationships on terms that are acceptable to us, if at all. Our inability to obtain necessary capital or financing to fund our future operating needs could adversely affect our business, results of operations and financial condition.

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

In connection with our on-going assessment of the effectiveness of our internal control over financial reporting, we may discover "material weaknesses" in our internal controls as defined in standards established by the Public Company Accounting Oversight Board (“PCAOB”). A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The PCAOB defines "significant deficiency" as a deficiency that results in more than a remote likelihood that a misstatement of the financial statements that is more than inconsequential will not be prevented or detected.

During the year ended December 31, 2013, we identified a number of significant deficiencies related to the Company’s pre-merger’s management structure.  We have made improvements our internal control procedures to remediate the deficiencies identified.  In the event that future material weaknesses are identified, we will attempt to employ qualified personnel and adopt and implement policies and procedures to address any material weaknesses we identify. However, the process of designing and implementing effective internal controls is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company. We cannot assure you that we will have the resources to be able to take steps to attempt to remedy any future material weaknesses or that the measures we will take will remediate any material weaknesses that we may identify or that we will implement and maintain adequate controls over our financial process and reporting in the future.

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

As the cell therapy industry is at an early stage of development in China, new laws and regulations may be adopted in the future to address new issues that arise from time to time. As a result, substantial uncertainties exist regarding the interpretation and implementation of current and any future PRC laws and regulations applicable to the cell therapy industry. There is no way to predict the content or scope of future Chinese regulation. There can be no assurance that the PRC government authorities will not issue new laws or regulations that impose conditions or requirements with which we cannot comply. Noncompliance could materially and adversely affect our business, results of operations and financial condition.  On December 16, 2011, China’s MOH announced its intention to more tightly regulate clinical trials and cell therapeutic treatments in the PRC.  The Ministry of Health ordered an immediate halt to “unapproved stem cell clinical trials and applications,” and put applications for new stem cell trials on hold until July 1, 2012, and the lifting of this moratorium has been delayed. For those clinical trials for stem cell products already approved by the CFDA, the Clinical Trial Approval Instructions and the Good Clinical Practice, or GCP, shall be strictly followed, with unwarranted changes to the approved clinical trial protocol and profit seeking activities strictly forbidden. As of the date of this current report, the foregoing moratorium has not been lifted.

China’s State Food and Drug Administration’s regulations may limit our ability to develop, license, manufacture and market our products, therapies and/or services.

Some or all of our operations in China will be subject to oversight and regulation by the Government regulations, among other things, cover the inspection of and controls over testing, manufacturing, safety and environmental considerations, efficacy, labeling, advertising, promotion, record keeping and sale and distribution of pharmaceutical products. Such government regulations may increase our costs and prevent or delay the licensing, manufacturing and marketing of any of our products or services. In the event we seek to license, manufacture, sell or distribute new products or services, we likely will need approvals from certain government agencies such as the CFDA and MOH. The future growth and profitability of any operations in China would be contingent on obtaining the requisite approvals. There can be no assurance that we will obtain such approvals. In 2004, the CFDA implemented new guidelines for the licensing of pharmaceutical products. All existing manufacturers with licenses were required to apply for cGMP certifications. According to Good Manufacturing Practices for Pharmaceutical Products (revised edition 2010), or the New GMP Rules promulgated by the MOH of the PRC on January 17, 2011 which became effective on March 1, 2011, all the newly constructed manufacturing facilities of drug manufacture enterprises in China shall comply with the requirements of the New GMP Rules, which are stricter than the original GMP standards. In addition, delays, product recalls or failures to receive approval may be encountered based upon additional government regulation, legislative changes, administrative action or changes in governmental policy and interpretation applicable to the Chinese pharmaceutical industry. Our pharmaceutical activities also may subject us to government regulations with respect to product prices and other marketing and promotional related activities. Government regulations may substantially increase our costs for developing, licensing, manufacturing and marketing any products or services, which could have a material adverse effect on our business, operating results and financial condition. The CFDA and other regulatory authorities in China have implemented a series of new punitive and stringent measures regarding the pharmaceuticals industry to redress certain past misconducts in the industry and certain deficiencies in public health reform policies. Given the nature and extent of such new enforcement measures, the aggressive manner in which such enforcement is being conducted and the fact that newly-constituted local level branches are encouraged to issue such punishments and fines, there is the possibility of large scale and significant penalties being levied on manufacturers. These new measures may include fines, restriction and suspension of operations and marketing and other unspecified penalties. This new regulatory environment has added significantly to the risks of our businesses in China and may have a material adverse effect on our business, operating results and financial condition.

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

The laws of China are likely to govern many of our material agreements, including, without limitation the Joint Venture Agreement dated September 9, 2011 with CSC, as amended. We cannot assure you that we will be able to enforce our interests or our material agreements or that expected remedies will be available. The inability to enforce or obtain a remedy under any of our future agreements may have a material adverse impact on our operations.

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

Our interests in China will be subject to China’s rules and regulations on currency conversion. In particular, the initial capitalization and operating expenses of the VIE (CBMG Shanghai) are funded by our WFOE, Cellular Biomedicine Group Ltd. (Wuxi). In China, the State Administration for Foreign Exchange (“SAFE”), regulates the conversion of the Chinese Renminbi into foreign currencies and the conversion of foreign currencies into Chinese Renminbi. Currently, foreign investment enterprises are required to apply to the SAFE for Foreign Exchange Registration Certificates, or IC Cards of Enterprises with Foreign Investment. Foreign investment enterprises holding such registration certificates, which must be renewed annually, are allowed to open foreign currency accounts including a “basic account” and “capital account.” Currency translation within the scope of the “basic account,” such as remittance of foreign currencies for payment of dividends, can be effected without requiring the approval of the SAFE. However, conversion of currency in the “capital account,” including capital items such as direct investments, loans, and securities, require approval of the SAFE. According to the Notice of the General Affairs Department of the State Administration of Foreign Exchange on the Relevant Operating Issues Concerning the Improvement of the Administration of Payment and Settlement of Foreign Currency Capital of Foreign-invested Enterprises promulgated on August 29, 2008, or the SAFE Notice 142, to apply to a bank for settlement of foreign currency capital, a foreign invested enterprise shall submit the documents certifying the uses of the RMB funds from the settlement of foreign currency capital and a detailed checklist on use of the RMB funds from the last settlement of foreign currency capital. It is stipulated that only if the funds for the settlement of foreign currency capital are of an amount not more than US$50,000 and are to be used for enterprise reserve, the above documents may be exempted by the bank. This SAFE Notice 142, along with the recent practice of Chinese banks of restricting foreign currency conversion for fear of “hot money” going into China, limits and may continue to limit our ability to channel funds to the VIE entities for their operation. There can be no assurance that the PRC regulatory authorities will not impose further restrictions on the convertibility of the Chinese currency. Future restrictions on currency exchanges may limit our ability to use our cash flow for the distribution of dividends to our stockholders or to fund operations we may have outside of China, which could materially adversely affect our business and operating results.

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

Beginning in July 2005, the PRC government changed its policy of pegging the value of Renminbi to the U.S. dollar. Under the new policy, the value of the Renminbi has fluctuated within a narrow and managed band against a basket of certain foreign currencies. However, the Chinese government has come under increasing U.S. and international pressure to revalue the Renminbi or to permit it to trade in a wider band, which many observers believe would lead to substantial appreciation of the Renminbi against the U.S. dollar and other major currencies. There can be no assurance that Renminbi will be stable against the U.S. dollar. On June 19, 2010 the central bank of China announced that it will gradually modify its monetary policy and make the Renminbi’s exchange rate more flexible and allow the Renminbi to appreciate in value in line with its economic strength.

China’s State Food and Drug Administration’s regulations may limit our ability to develop, license, manufacture and market our products and services.

Some or all of our operations in China will be subject to oversight and regulation by the CFDA and MOH.CFDA. Government regulations, among other things, cover the inspection of and controls over testing, manufacturing, safety and environmental considerations, efficacy, labeling, advertising, promotion, record keeping and sale and distribution of pharmaceutical products. Such government regulations may increase our costs and prevent or delay the licensing, manufacturing and marketing of any of our products or services. In the event we seek to license, manufacture, sell or distribute new products or services, we likely will need approvals from certain government agencies such as the future growth and profitability of any operations in China would be contingent on obtaining the requisite approvals. There can be no assurance that we will obtain such approvals.

In 2004, the CFDA implemented new guidelines for the licensing of pharmaceutical products. All existing manufacturers with licenses were required to apply for the Good Manufacturing Practices ("cGMP") certifications.

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

The CFDA and other regulatory authorities in China have implemented a series of new punitive and stringent measures regarding the pharmaceuticals industry to redress certain past misconducts in the industry and certain deficiencies in public health reform policies. Given the nature and extent of such new enforcement measures, the aggressive manner in which such enforcement is being conducted and the fact that newly-constituted local level branches are encouraged to issue such punishments and fines, there is the possibility of large scale and significant penalties being levied on manufacturers. These new measures may include fines, restriction and suspension of operations and marketing and other unspecified penalties. This new regulatory environment has added significantly to the risks of our businesses in China and may have a material adverse effect on our business, operating results and financial condition.

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

On December 16, 2011, China’s MOH ordered an immediate halt to “unapproved stem cell clinical trials and applications,” and put applications for new clinical trials on hold until July 1, 2012, which moratorium has been extended. For those clinical trials for stem cell products already approved by the CFDA, the Clinical Trial Approval Instructions and the Good Clinical Practice ("GCP") shall be strictly followed, with unwarranted changes to the approved clinical trial protocol and profit-seeking activities strictly forbidden. As of the date of this annual report, the foregoing moratorium has not been lifted.

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

In addition, the Ministry of Commerce (“MOFCOM”), promulgated the Rules of Ministry of Commerce on Implementation of Security Review System of Mergers and Acquisitions of Domestic Enterprises by Foreign Investors in August 2011, or the MOFCOM Security Review Rules, to implement the Notice of the General Office of the State Council on Establishing the Security Review System for Mergers and Acquisitions of Domestic Enterprises by Foreign Investors promulgated on February 3, 2011, or Circular No. 6. The MOFCOM Security Review Rules came into effect on September 1, 2011 and replaced the Interim Provisions of the Ministry of Commerce on Matters Relating to the Implementation of the Security Review System for Mergers and Acquisitions of Domestic Enterprises by Foreign Investors promulgated by MOFCOM in March 2011. According to these circulars and rules, a security review is required for mergers and acquisitions by foreign investors having “national defense and security” concerns and mergers and acquisitions by which foreign investors may acquire the “de facto control” of domestic enterprises having “national security” concerns. In addition, when deciding whether a specific merger or acquisition of a domestic enterprise by foreign investors is subject to the security review, the MOFCOM will look into the substance and actual impact of the transaction. The MOFCOM Security Review Rules further prohibit foreign investors from bypassing the security review requirement by structuring transactions through proxies, trusts, indirect investments, leases, loans, control through contractual arrangements or offshore transactions. There is no explicit provision or official interpretation stating that our business falls into the scope subject to the security review, and there is no requirement for foreign investors in those mergers and acquisitions transactions already completed prior to the promulgation of Circular No. 6 to submit such transactions to MOFCOM for security review. The enactment of the MOFCOM National Security Review Rules specifically prohibits circumvention of the rules through VIE arrangement in the area of foreign investment in business of national security concern. Although we believe that our business, judging from its scale, should not cause any concern for national security review at its current state, there is no assurance that MOFCOM would not apply the same concept of anti-circumvention in the future to foreign investment in prohibited areas through VIE structure, the same way that our investment in China was structured.

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

On April 6, 2007, SAFE issued the “Operating Procedures for Administration of Domestic Individuals Participating in the Employee Stock Ownership Plan or Stock Option Plan of An Overseas Listed Company, also known as “Circular 78.” It is not clear whether Circular 78 covers all forms of equity compensation plans or only those which provide for the granting of stock options. For any plans which are so covered and are adopted by a non-PRC listed company, such as our company, after April 6, 2007, Circular 78 requires all participants who are PRC citizens to register with and obtain approvals from SAFE prior to their participation in the plan. In addition, Circular 78 also requires PRC citizens to register with SAFE and make the necessary applications and filings if they participated in an overseas listed company’s covered equity compensation plan prior to April 6, 2007. We believe that the registration and approval requirements contemplated in Circular 78 will be burdensome and time consuming.

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

The success of our consulting services business is largely dependent on the personal efforts of Keith Wong and Norm Klein, who are the chief executive officer and chief financial officer, respectively, of EastBridge Sub. The loss of the services of Keith Wong or Norm Klein or other key executives would have a material adverse effect on the business and prospects of EastBridge Sub. The Company has not obtained key-man insurance for any of its senior management personnel or for any of the officers of its subsidiaries, which means that the Company will not receive any cash amounts as a result of the disability or death of a member of senior management. In addition, in order for us to undertake our consulting business operations as contemplated, it will be necessary for us to locate and hire experienced personnel who are knowledgeable in the industry in which EastBridge Sub operates. Failure to attract and retain such experienced personnel on acceptable terms will have a material adverse impact on our ability to grow our consulting services business.

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

We are currently being audited.

We are undergoing an audit by the Internal Revenue Service related to employment tax liability of EastBridge Sub for the 2006-2008 tax years, and depending on the outcome of the audit, we may be subject to additional taxes, penalties and restrictions on further business activities or how we account for them. An assessment of additional taxes plus penalties and interest may have a material adverse effect on our finances.  The audit process was completed and all taxes, penalties and interest have been paid in full in 2013.

RISKS RELATED TO OUR COMMON STOCK

Our share ownership is concentrated.

One stockholder, Global Health Investment Holdings Ltd. (“Global Health”), beneficially owns approximately 45% of our issued and outstanding Common Stock. As a result, that stockholder will exert significant influence over all matters requiring stockholder approval, including the election and removal of directors, any merger, consolidation or sale of all, or substantially all, of the assets, as well as any charter amendment and other matters requiring stockholder approval. This concentration of ownership may delay or prevent a change in control and may have a negative impact on the market price of our Common Stock by discouraging third party investors. The Company was a party to a lockup agreement with Global Health entered into on January 21, 2013, which was assumed by the Company on the closing date of the merger on February 6, 2013. Under the agreement, Global Health agreed for a period of one year after the closing date of the Merger to (i) not offer, sell, agree to sell, contract to sell, hypothecate, pledge, grant any option to purchase, made any short sale, or otherwise dispose of or hedge, directly or indirectly, any of the Company’s common stock or any securities convertible into or exchangeable or exercisable for the Company’s common stock, or publicly announce an intention to effect any such transaction, in connection with Global Health’s shares, or exercise any right without respect to the registration of its shares, or file or cause to be filed any registration statement in connection with its shares without prior written consent of the Company; or (ii) enter into any swap or any other agreement or any transaction that transfers, in whole or in part, the economic consequences of ownership of Global Health’s shares without prior written consent of the Company.

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

Because our stock is quoted on the OTCQB, our stockholders may have difficulty selling their stock or experience increased negative volatility in the market price of our stock.

Our common stock is quoted on the OTCQB. The QTCQB is often highly illiquid, in part because it does not have a national quotation system by which potential investors can follow the market price of shares except through information received and generated by a limited number of broker-dealers that make markets in particular stocks. There is a greater chance of volatility for securities that trade on the OTCQB as compared to a national exchange or quotation system. This volatility may be caused by a variety of factors, including the lack of readily available price quotations, the absence of consistent administrative supervision of bid and ask quotations, lower or non-existent trading volume, and market conditions. Our stockholders may experience high fluctuations in the market price and volume of the trading market for our securities. These fluctuations, when they occur, have a negative effect on the market price for our securities. Accordingly, our stockholders may not be able to realize a fair price from their shares when they determine to sell them or may have to hold them for a substantial period of time until the market for our common stock improves.

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

A substantial portion of our assets, held by EastBridge Sub, are comprised of securities received as compensation for services rendered and are not highly liquid. There is presently no public market in the majority of the securities held by EastBridge Sub, and it is uncertain if such securities will be listed on a securities exchange or if a market for such securities will ever develop. There is no assurance that an alternative exit strategy will be readily available to realize the fair value of such securities. Accordingly, we are prepared to bear the economic risk of such securities for an indefinite period of time.

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

CBMG obtained the approval from the local authority of Beijing, capital of China, to operate a representative office to serve its Chinese clients. This office is housed in the office tower of Kunlun Hotel and became fully operational in January of 2008. The Company leases these offices for $1,800 per month. The lease was terminated in 2012. In January 2012, the Company entered into a lease for housing accommodations for its former CEO while in Beijing. These facilities are being leased for $2,000 a month, to be paid with restricted stock. The term of this lease is on a month to month basis. Previously this property had been leased on a 2 year term for $4,250 per month that expired in December 2011. The aforesaid properties are in good condition and we believe they will be suitable for our purposes for the next 12 months. There is no affiliation between us and any of our principals or agents and our landlords or any of their principals or agents, with one exception of the housing lease with the former CEO’s spouse.

Monthly Lease Obligations

	Palo Alto	Scottsdale	Beijing China	Total
2013	$1,400	$775	$2,000	$4,175
2012	$-	$-	$-	$-

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is traded in the over-the-counter market, and quoted on the OTC Market the symbol "CBMG."  Our stock was formerly quoted under the symbol “EBIG.”

As of April 9, 2014, there were 7,568,817 shares of common stock of the Company outstanding and there were approximately 1,700 stockholders of record of the Company's common stock.

The following table sets forth for the periods indicated the high and low bid quotations for the Company's common stock. These quotations represent inter-dealer quotations, without adjustment for retail markup, markdown or commission and may not represent actual transactions.

	High	Low
Fiscal Year 2013
First Quarter (January – March 2013)	$7.23	$2.90
Second Quarter (April – June 2013)	$7.40	$3.10
Third Quarter (July – September 2013)	$7.25	$5.00
Fourth Quarter (October – December 2013)	$6.60	$4.85

Fiscal Year 2012
First Quarter (January – March 2012)	$8.00	$4.00
Second Quarter (April – June 2012)	$11.00	$3.00
Third Quarter (July – September 2012)	$11.00	$4.00
Fourth Quarter (October – December 2012)	$8.00	$4.00

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

Dividends

We did not declare any cash dividends for the years ended December 31, 2013 and 2012. Our Board of Directors does not intend to declare any dividends in the near future. The declaration, payment and amount of any future dividends will be made at the discretion of the Board of Directors, and will depend upon, among other things, the results of our operations, cash flows and financial condition, operating and capital requirements, and other factors as the Board of Directors considers relevant. There is no assurance that future dividends will be paid, and if dividends are paid, there is no assurance with respect to the amount of any such dividend.

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

2011 Incentive Stock Option Plan (as amended)

During the last quarter of 2011, the Company's Board of Directors approved and adopted the 2011 Incentive Plan (the "2011 Plan") and designated 300,000 of its no par common stock for issuance under the 2011 Plan to employees, directors or consultants for the Company through either the issuance of shares or stock option grants. Under the terms of the 2011 Plan, stock option grants were authorized to be made with exercise prices not less than 100% of the fair market value of the shares of common stock on the grant date. On November 30, 2012, the Company’s Board of Directors approved the Amended and Restated 2011 Incentive Stock Option Plan (the “Restated Plan”), which amended and restated the 2011 Plan to provide for the issuance of up to 780,000 (increasing up to 1% per year) shares of common stock. The Restated Plan was approved by our stockholders on January 17, 2013.

2013 Stock Incentive Plan

On August 29, 2013, the Company’s Board of Directors adopted the Cellular Biomedicine Group, Inc. 2013 Stock Incentive Plan (the “2013 Plan”) to attract and retain the best available personnel, to provide additional incentive to Employees, Directors and Consultants and to promote the success of the Company’s business. The 2013 Plan was approved by our stockholders on December 9, 2013.

The following summary describes the material features of the 2013 Plan.  The summary, however, does not purport to be a complete description of all the provisions of the 2013 Plan. The following description is qualified in its entirety by reference to the Plan.

Description of the 2013 Plan

The purpose of the 2013 Plan is to attract and retain the best available personnel, to provide additional incentive to employees, directors and consultants and to promote the success of the Company’s business.  The Company has reserved up to one million (1,000,000) of the authorized but unissued or reacquired shares of common stock of the Company.   The Board or its appointed administrator has the power and authority to grant awards and act as administrator thereunder to establish the grant terms, including the grant price, vesting period and exercise date.

Each sale or award of shares under the 2013 Plan is made pursuant to the terms and conditions provided for in an award agreement (an “Award Agreement”) entered into by the Company and the individual recipient.  The number of shares covered by each outstanding Award Agreement shall be proportionately adjusted for (a) any increase or decrease in the number of issued shares of common stock resulting from a stock split, reverse stock split, stock dividend, combination or reclassification of the common stock, or similar transaction affecting the common stock or (b) any other increase or decrease in the number of issued shares of common stock effected without receipt of consideration by the Company.

Under the 2013 Plan, the Board or its administrator have the authority to: (i) to select the employees, directors and consultants to whom awards may be granted from time to time hereunder; (ii) to determine whether and to what extent awards are granted; (iii) to determine the number of shares or the amount of other consideration to be covered by each award granted; (iv) to approve forms of Award Agreements for use under the 2013 Plan; (v) to determine the terms and conditions of any award granted; (vi) to establish additional terms, conditions, rules or procedures to accommodate the rules or laws of applicable foreign jurisdictions and to afford grantees favorable treatment under such rules or laws; provided, however, that no award shall be granted under any such additional terms, conditions, rules or procedures with terms or conditions which are inconsistent with the provisions of the 2013 Plan; (vii) to amend the terms of any outstanding award granted under the 2013 Plan, provided that any amendment that would adversely affect the grantee’s rights under an outstanding award shall not be made without the grantee’s written consent; (viii) to construe and interpret the terms of the 2013 Plan and awards, including without limitation, any notice of award or Award Agreement, granted pursuant to the 2013 Plan; (ix) to take such other action, not inconsistent with the terms of the 2013 Plan, as the administrator deems appropriate.

The awards under the 2013 Plan other than Incentive Stock Options (“ISOs”) may be granted to employees, directors and consultants.  ISOs may be granted only to Employees of the Company, a parent or a subsidiary.  An employee, director or consultant who has been granted an award may, if otherwise eligible, be granted additional awards.  Awards may be granted to such employees, directors or consultants who are residing in foreign jurisdictions as the administrator may determine from time to time. Options granted under the 2013 Plan will be subject to the terms and conditions established by the administrator.  Under the terms of the 2013 Plan, the exercise price of the options will not be less than the fair market value (as determined under the 2013 Plan) of our common stock at the time of grant. Options granted under the 2013 Plan will be subject to such terms, including the exercise price and the conditions and timing of exercise, as may be determined by the administrator and specified in the applicable award agreement. The maximum term of an option granted under the 2013 Plan will be ten years from the date of grant. Payment in respect of the exercise of an option may be made in cash, by certified or official bank check, by money order or with shares, pursuant to a “cashless” or “net issue” exercise, by a combination thereof, or by such other method as the administrator may determine to be appropriate and has been included in the terms of the option.

 The 2013 Plan may be amended, suspended or terminated by the Board, or an administrator appointed by the Board, at any time and for any reason.

All Equity Compensation Plans

The following table presents securities authorized for issuance under the Company’s equity compensation plans, as of December 31, 2013:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (#)	Weighted-average exercise price of outstanding options, warrants and rights ($)	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by stockholders	705,073	$4.19	770,722
Equity compensation plans not approved by stockholders	-	-	-
Total	705,073	4.19	770,722

Transfer Agent

The Company’s transfer agent and Registrar for the common stock is Corporate Stock Transfer, Inc. located in Denver, Colorado.

Recent Sales of Unregistered Securities

On October 9, 2013, the Company issued 11,000 shares of the Company's common stock as compensation for services to be rendered. The shares are subject to a vesting schedule, pursuant to which 2,000 shares vested upon issuance and the remainder vests in equal monthly installments over a period of 3 years.

As previously reported on the Company’s Form 8-K filed with the SEC on December 16, 2013, the Company conducted an initial closing of a financing transaction on December 13, 2013, pursuant to which it sold an aggregate of 687,762 shares of the Company’s common stock to selected investors at $6.70 per share.  On March 7, 2014, the Company conducted a second and final closing of a financing transaction under which it sold an aggregate of 343,282 shares of the Company’s common stock to selected investors at $6.70 per share. Total gross proceeds from the first and second closings totaled approximately $6,907,905.  The shares were sold pursuant to separate subscription agreements between the Company and each investor.

The issuance of the shares in the above-reference financing transaction was made in reliance on the exemption from registration provided by Rule 506(b) of Regulation D and Regulation S under the Securities Act of 1933, as amended.

Other than as disclosed above, all unregistered sales and issuances of equity securities for the year ended December 31, 2013 were previously disclosed in a Form 8-K or Form 10-Q filed with the SEC.

ITEM 6. SELECTED FINANCIAL DATA

As a smaller reporting company, we are not required to provide Item 6 disclosure.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

As of February 6, 2013, in connection with the Merger, Cellular Biomedicine Group, Ltd. became the accounting acquirer thus resulting in a reverse merger for accounting purposes. Therefore, the accompanying financial statements are on a consolidated basis subsequent to February 6, 2013, but only reflect the operations of Cellular Biomedicine Group, Ltd. prior to the date of acquisition.

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

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes thereto and other financial information included in Item 8 of this Annual Report on Form 10-K.

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

The Biodmedical segment had yet to begin principal operations but is generating revenue from the sale of cell kits which is recorded on the date the kit is provided. At this time there are no milestones to reach. The Company will update revenue recongnition once principal operations begin.

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

Below is a discussion of the results of our operations for the years ended December 31, 2013 and 2012. These results are not necessarily indicative of result that may be expected in any future period. Our prospects should be considered in light of the risks, expenses and difficulties that we may encounter. We may not be successful in addressing these risk and difficulties.

As of February 6, 2013, the Company (formerly "EastBridge Investment Group Corporation") merged with Cellular Biomedicine Group, Ltd., with Cellular Biomedicine Group, Ltd. being the accounting acquirer thus resulting in a reverse merger for accounting purposes. Accordingly, our accompanying financial statements are reported on a consolidated basis subsequent to February 6, 2013, but reflect solely the operations of Cellular Biomedicine Group, Ltd. (a British Virgin Islands corporation) prior to the date of acquisition. Except where indicated, the following analysis compares the results of operations of the consolidated company for the years ending December 31, 2013, with the results of operations (unaudited) of Cellular Biomedicine Group, Ltd. for the years ending December 31, 2012.  Please refer to Note 2 of our financial statements for further details regarding the basis of presentation.

Comparison of Year Ended December 31, 2013 to Year Ended December 31, 2012

Although the descriptions in the results of operations below reflect our operating results as set forth in our Condensed Consolidated Statement of Operations filed herewith, we are presenting consolidated pro forma information below to reflect the impacts of the business combination as if the transaction had occurred at the beginning of the earliest period presented.

	Year Ended December 31, 2013			Year Ended December 31, 2012
		EastBridge			EastBridge
	CBMG	Pro forma	Pro forma	CBMG	Pro forma	Pro forma
	As stated	Adjustment	Consolidated	As stated	Adjustment	Consolidated
Net sales and revenue
Biomedical	$204,914	$-	$204,914	$273,620	$-	$273,620
Consulting	3,864,586	-	3,864,586	-	9,368,771	9,368,771
Total sales and revenue	4,069,500	-	4,069,500	273,620	9,368,771	9,642,391

Operating expenses:
Biomedical cost of sales	296,212	-	296,212	194,264	-	194,264
Consulting operating expenses	1,308,488	212,770	1,521,258	-	1,275,570	1,275,570
General and administrative	9,314,143	-	9,314,143	3,455,446	-	3,455,446
Selling and marketing	127,739	18,392	146,131	471,420	94,435	565,855
Research and development	1,890,506	-	1,890,506	3,214,289	-	3,214,289
Impairment expense	4,258,967	-	4,258,967	-	-	-
Total operating expenses	17,196,055	231,162	17,427,217	7,335,419	1,370,005	8,705,424
Operating income (loss)	(13,126,555)	(231,162)	(13,357,717)	(7,061,799)	7,998,766	936,967

Other income (expense)
Interest expense	(257,761)	-	(257,761)	-	(58)	(58)
Interest income	3,218	455	3,673	1,788	182	1,970
Other expense	(71,489)	-	(71,489)	28,492	1,472,115	1,500,607
Total other income (expense)	(326,032)	455	(325,576)	30,280	1,472,239	1,502,520
Income (loss) before taxes	(13,452,587)	(230,707)	(13,683,294)	(7,031,519)	9,471,005	2,439,487

Income tax provision	(344,446)	-	(344,446)	-	(113,550)	(113,550)
Net income (loss)	$(13,797,033)	$(230,707)	$(14,027,740)	$(7,031,519)	$9,357,455	$2,325,936
Other comprehensive income (loss):
Cumulative translation adjustment	78,650	-	78,650	$13,705	-	13,705
Unrecognized loss on investments	(198,200)	-	(198,200)	-	(4,047,912)	(4,047,912)
Comprehensive net income (loss)	$(13,916,583)	$(230,707)	$(14,147,290)	$(7,017,814)	$5,309,544	$(1,708,270)

Earnings per share:
Basic	$(2.38)	$-	$(2.42)	$(2.24)	$5.99	$0.50
Diluted	$(2.38)	$-	$(2.42)	$(2.24)	$5.99	$0.50
Weighted average common shares outstanding:
Basic	5,792,888	-	5,792,888	3,134,833	1,561,422	4,696,255
Diluted	5,792,888	-	5,792,888	3,134,833	1,561,422	4,696,255

Segments

The Company operates two reporting segments. The majority of all assets are contained in Biomedicine segment with the majority of the operations located in the People’s Republic of China. The Company’s Consulting segment provides services to foreign and domestic companies seeking access to the U.S. capital markets. As of December 31, 2013, substantially all revenue generating activities of the company are conducted in the United States. The Company intends to use gross profit as its measure of profit and loss for each reporting segment. The accounting principles applied at the operating segment level in determining gross profit are the same as those applied at the consolidated financial statement level. Management and the Board evaluates performance and allocates resources based on net sales, gross profit and working capital in each of the reporting segments

Fiscal Year Ended December 31, 2013, Compared to Fiscal Year Ended December 31, 2012

Results of Operations:

Revenues

	2013	2012	Change	% Change
Biomedicine	204,914	273,620	(68,706)	-25%
Consulting	3,864,586	-	3,864,586	100%
	4,069,500	273,620	3,795,880	1387%

In 2013, we sold units of the A-StromalTM kits at approximately RMB 20,000 each (approximately US $3,280 with the exchange rate on December 31, 2013). Based on current estimates we expect our biomedicine business to generate revenues primarily from the development of therapies for the treatment of KOA after we successfully complete all of the requisite clinical trials.

In 2013, the Company recorded revenues in its Consulting segment from shares received of Arem Pacific Corporation for services provided

Biomedical Cost of Sales

	2013	2012	Change	% Change
For the year ended December 31,	296,212	194,264	101,948	54%

The increase in Biomedical cost of sales was attributable to the A-StromalTM kits sold.  The Biomedicine segment is still in the development phase.

Consulting Operating Expenses

	2013	2012	Change	% Change
For the year ended December 31,	1,308,488	-	1,308,488	100%

The Consulting operating expenses are a combination of the following:

●	Payroll expenses of $541,000;
●	A onetime bonus of $357,000;
●	Legal, professional and accounting expenses of $333,000;
●	Rent expense of $31,500; and
●	Other expenses of $46,000.

General and Administrative Expenses

	2013	2012	Change	% Change
For the year ended December 31,	9,314,143	3,455,446	5,858,697	170%

General and administrative expenses increased in fiscal 2013 as compared to fiscal 2012 due to the following:

●	A decrease in rent expense of $345,000 due primarily to a reduction in research facilities; partially offset by
●	Increased expenses associated with increased corporate activities related to the effects of our Merger, integration and compliance costs, and the development of our biomedicine business, including:
	o	An increase in legal, professional and accounting services of $2,675,000;
	o	An increase in investor relations expense of $1,703,000;
	o	An increase in payroll expenses of $722,000;
	o	An increase in other expenses of $497,000;
	o	An increase in depreciation expense of $353,000;
	o	An increase in travel expense of $171,000; and
	o	stock-based compensation expense of $83,000.

Sales and Marketing Expenses

	2013	2012	Change	Percent

For the year ended December 31,	$127,739	$471,420	$(343,681)	(73)%

Sales and marketing expenses decreased in 2013 due to a decrease of $232,000 in Salaries & Benefits, $97,000 in Marketing expenses, and $36,000 in Other expenses, partially offset by an increase in Travel & Entertainment expense of $21,000.

Research and Development

	2013	2012	Change	Percent

For the year ended December 31,	$1,890,506	$3,214,289	$(1,323,783)	(41)%

Research and development expenses, which are derived from the Biomedicine segment, decreased in 2013 by $1,323,783 from 2012.  The primary reason for the decrease is the completion of phases on some of the major clinical trials (KOA Phase I/IIa and HCC Phase I) and the subsequent waiting period for clearance from the principle investigator, hospital ethics committee, etc., [to proceed to the next phase.

Impairment Expense

	2013	2012	Change	Percent

For the year ended December 31,	$4,258,967	$-	$4,258,967	100%

The impairment expense in 2013 is attributed to the goodwill resulting from the Merger; no such expense existed in 2012.

Operating Income/( Loss)

	2013	2012	Change	Percent

For the year ended December 31,	$(13,126,555)	$(7,061,799)	$(6,064,756)	(86)%

The decrease in the operating loss for 2013 as compared to 2012 is primarily due to changes in revenues, sales and marketing expenses and general and administrative expenses, each of which is described above.

Other Income/(Expense)

	2013	2012	Change	Percent

For the year ended December 31,	$(326,032)	$30,280	$(356,312)	(1,177)%

Other expense was $326,032 in 2013 as compared to other income of $30,280 in 2012.  The increase in expense was primarily due to interest expense of $258,000 per the merger agreement related to accrued salaries from Keith Wong and Norman Klein from 2010 through 2012 and recognized losses on investments of $65,000.  Other expense increased by $55,000 primarily as a result of a foreign currency gain of $25,000 being recognized in 2012, while a foreign currency loss of $43,000 was recognized in 2013.  The remaining offset of $22,000 was a gain on the settlement of debt $19,000 and interest income of  $3,000.

Income Tax Provision/(Benefit)

	2013	2012	Change	Percent

For the year ended December 31,	$344,446	$-	$344,446	0%

While we have prudent plans for our business strategy, we determined that a valuation allowance was necessary given the current and expected near term losses and the uncertainty with respect to our ability to generate sufficient profits from our business model. Therefore, we established a valuation allowance for all deferred tax assets.

Net Income/(Loss)

	2013	2012	Change	Percent

For the year ended December 31,	$(13,797,033)	$(7,031,519)	$(6,765,514)	(96)%

Changes in net loss are primarily attributable to changes in operating income and other income (expense), each of which is described above.

Comprehensive Net Income/(Loss)

	2013	2012	Change	Percent

For the year ended December 31,	$(13,916,583)	$(7,017,814)	$(6,898,769)	(98)%

Comprehensive net loss for 2013 was primarily attributable to unrecognized loss on investments in the Consulting segment of approximately$198,000, partially offset by currency translation of approximately $79,000 combined with the changes in net income.

LIQUIDITY AND CAPITAL RESOURCES

We had working capital of $6,123,355 as of December 31, 2013 compared to $3,754,386 as of December 31, 2012. Our cash position increased to $7,175,215 at December 31, 2013 compared to $4,144,896 at December 31, 2012, as we had an increase in cash generated from financing activities due to a private placement financing in December 2013 for aggregate proceeds of approximately $11,561,386, partially offset by an increase in cash used in operating activities.

Net cash provided by or used in operating, investing and financing activities from continuing operations were as follows (in thousands):

Net cash used in operating activities was approximately $8,455,000 and $7,459,000 for the years ended December 31, 2013 and 2012, respectively. The following table reconciles net loss to net cash used in operating activities:

	2013	2012	Change
Net Loss	$(13,797,033)	$(7,031,519)	$(6,765,514)
Non Cash Transactions	$(13,797,033)	$1,548,413	$4,578,565
Changes in operating assets, net	$(785,309)	$(1,975,610)	$1,190,301
Net Cash used in operating activites	$(8,455,364)	$(7,458,716)	$(996,648)

The 2013 change in operating assets and liabilities was primarily due to a decrease in accrued expenses while the change in 2012 was primarily due to a decrease in accounts payable partially offset by an increase in prepaid expenses.

Net cash used in investing activities was approximately $153,000 and $1,727,000 in 2013 and 2012, respectively.  These amounts were the result of purchases of fixed assets and intangible assets.

Cash provided by financing activities was approximately $11,597,000 and $8,916,000 in the years ended December 31, 2013 and 2012, respectively. These amounts were directly attributable to the proceeds received from the issuance of common stock.

Liquidity and Capital Requirements Outlook

Capital Requirements

We will require approximately $7.8 million in cash to operate as planned during the 2014 calendar year. Of this amount, approximately $4.5 million will be used to operate our facilities and offices, including but not limited to payroll expenses, rent and other operating costs, and $3.3 million to fund our research and development  as we continue to develop our products through the clinical study process. We anticipate $0.7 million will be needed during 2014 to fund our early 2013 launched clinical trials for KOA, Liver Cancer and the new Asthma indication.  Presently we do not have plans to expand our physical plant and facilities other than $360k equipment investment, although we may revise these plans depending on the changing circumstances of our biomedicine business.

We expect to rely on current cash balances, and cash from our consulting operations, sales of SVF KITS, and the sale of marketable securities that we hold (and that we received as payment for consulting services) to provide for these capital requirements. We intend to seek external financing to fund our operations and growth. As of the date of this report, management anticipates that our current cash resources are sufficient to fund our operations in accordance with our plans until sometime in Q4, 2014.

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

In order to finance our medium to long term plans, we intend to rely upon external financing. This financing may be in the form of equity and or debt, in private placements and/or public offerings, or arrangements with private lenders. Due to our short operating history and our early stage of development, particularly in our biomedicine business, we may find it challenging to raise capital on terms that are acceptable to us, or at all. Furthermore our negotiating position in the capital raising process may worsen as we consume our existing resources. Investor interest in a company such as ours is dependent on a wide array of factors, including the state of regulation of our industry in China (e.g. the policies of MOH and the CFDA), the U.S. and other countries, political headwinds affecting our industry, the investment climate for issuers involved in businesses located or conducted within China, the risks associated with our corporate structure, risks relating to our joint venture partners, licensed intellectual property, as well as the condition of the global economy and financial markets in general. Additional equity financing may be dilutive to our stockholders; debt financing, if available, may involve significant cash payment obligations and covenants that restrict our ability to operate as a business; our stock price may not reach levels necessary to induce option or warrant exercises; and asset sales may not be possible on terms we consider acceptable. If we are unable to raise the capital necessary to meet our medium- and long-term liquidity needs, we may have to delay or discontinue certain clinical trials, the licensing, acquisition and/or development of cell therapy technologies, and/or the expansion of our biomedicine business; or we may have to raise funds on terms that we consider unfavorable. For a more complete discussion of risks that our business is subject to, refer to the “Risk Factors” section above.

Liquidity

To support our liquidity needs for 2013, we utilized our then current cash reserves and raised additional capital through the issuance of common stock in a private placement.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Effective August 26, 2013, the Company dismissed its independent registered public accounting firm, Tarvaran Askelon & Company (“TAC”) effective immediately.  The dismissal was approved by the Company’s Board of Directors (following the merger of Cellular Biomedicine Group, Ltd. with EastBridge Investment Group Corporation and the concurrent engagement of BDO USA, LLP as the Company’s independent registered public accountant.

TAC’s report on the financial statements of the Company for the years ended December 31, 2011 and December 31, 2012 did not contain an adverse opinion or a disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope, or accounting principles.

During the fiscal years ended December 31, 2011 and December 31, 2012 and through August 26, 2013, there were (i) no disagreements with TAC on any matter of accounting  principles or practices,  financial statement  disclosure, or auditing scope or procedure, which disagreements if not  resolved  to the  satisfaction  of TAC would have caused them to make reference to the subject matter of the disagreement(s) in connection with their report; (2) no "reportable events" as such term is defined in Item 304(a)(1)(v) of Regulation S-K except certain material weaknesses in the internal controls over financial reporting as disclosed in the Form 10-K for the fiscal year ended December 31, 2012, as amended. For additional discussion of our internal controls over financial reporting, see Item 9A below.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Our disclosure controls were determined to be ineffective based on the errors and deficiencies in our internal controls over financial reporting as described below.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control — Integrated Framework. Based on our assessment using those criteria, our management concluded that our internal control over financial reporting was not effective as of December 31, 2013 due to the following weaknesses outline below.

LACK OF CONTROLS OVER STOCK-BASED COMPENSATION

We hare restated our financial statements contained within our Quarterly Reports for the quarterly periods ended March 31, 2013 and June 30, 2013 to correct the accounting for stock based compensation related to awards issued by CBMG BVI prior to the merger. Such awards were previously accounted for as an expense at the time awards were vested, whereas they should have been recognized as stock based compensation over the requisite service period based on the grant date fair value of each award.  Further, we do not have sufficient controls surrounding the completeness of our accounting for stock-based compensation awards.

We are in the process of implementing new procedures to ensure that all stock awards are identified and properly accounted for on a timely basis and expect to remediate this deficiency during fiscal 2014.

LACK OF SEGREGATION OF DUTIES AND EFFECTIVE OVERSIGHT OF ACCOUNTING FUNCTION

Management is aware that during 2013, following our merger with CBMG, we had only a small number of employees dealing with general administrative and financial matters.  We relied on outside consultants to perform key accounting activities, and our staffing levels did not permit us to properly segregate duties and perform effective oversight and review functions.

During 2013 and 2014, we have been improving our internal controls by adding additional staff, employing technology to improve our accounting for certain activities and adding oversight and review procedures.  Accordingly, we expect to remediate this deficiency during fiscal 2014.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

Set forth below is information regarding the Company's current directors and executive officers as of the date of this report. The executive officers serve at the pleasure of the Board of Directors.

The directors are divided into three classes and serve three year terms, as follows:

Class	Term

Class I
Class I directors serve for a term of three years, and are elected by the stockholders at the beginning of each term.  The next full 3-year term for Class I directors extends from the date of this year’s Annual Meeting of stockholders in 2013 to the date of the 2016 annual meeting.

Class II
Initial term ends on the date of the Annual Meeting of Stockholders in 2014.   Class II directors serve for a term of three years, and are elected by the stockholders at the beginning of each term.  The next full 3-year term for Class II directors extends from the date of the 2014 annual meeting to the date of the 2017 annual meeting.

Class III
Initial term ends on the date of the Annual Meeting of Stockholders in 2015.   Class III directors serve for a term of three years, and are elected by the stockholders at the beginning of each term.  The next full 3-year term for Class III directors extends from the date of the 2015 annual meeting to the date of the 2018 annual meeting.

There are no family relationships between any of our directors or executive officers. There is no arrangement or understanding between any of the directors or officers of the Company and any other person pursuant to which any director or officer was or is to be selected as a director or officer, and there is no arrangement, plan or understanding as to whether non-management stockholders will exercise their voting rights to continue to elect the current directors to the Company’s Board. There are also no arrangements, agreements or understandings between non-management stockholders that may directly or indirectly participate in or influence the management of the Company’s affairs. There are no agreements or understandings for any officer or director to resign at the request of another person, and none of the officers or directors are acting on behalf of, or will act at the direction of, any other person.

Name	Age	Position	Term
Wen Tao (Steve) Liu	57	Chairman of the Board and President – North America	Class III
Wei (William) Cao	55	Chief Executive Officer and Director	Class III
Tony (Bizuo) Liu	49	Chief Financial Officer and Secretary
Andrew Chan	56	Senior Vice President, Corporate Business Development
Jianping Dai (2)(3)	68	Independent Director	Class II
Keith Wong	58	Non-independent Director	Class II
Gerardus A. Hoogland	58	Non-independent Director	Class I
Jeffrey Auerbach (2)(3)	44	Independent Director	Class II
David Bolocan (1)(2)	49	Independent Director	Class I
Terry A. Belmont (1)(3)	68	Independent Director	Class I
Nadir Patel (1)	44	Independent Director	Class III

(1)	Member of Audit Committee
(2)	Member of Compensation Committee
(3)	Member of Nominating and Corporate Governance Committee

The following is a brief description of the business experience during the past five years of each of the above-named persons:

Wei (William) Cao, Chief Executive Officer and Director

Mr. Cao has served as our President and Chief Operating Officer from February 2013 until September 29, 2013, when he was appointed as our Chief Executive Officer.  Mr. Cao has served as a director on our Board since February 2013.  Prior to this, from August 2010 to February 2013, Dr. Cao served as President, COO and director of Cellular Biomedicine Group Ltd. (our predecessor corporation).  From August 2006 until July 2010, Dr. Cao served as general manager and chairman of Affymetrix China, a Company in the genetic analysis industry. Dr. Cao has over 30 years of professional experience in scientific research, product development and startups. He served as Technical Manager for Bayer Diagnostics Asia Pacific region (now Siemens), General Manager of GenoMultix Ltd. and President of Wuxi New District Hospital. Dr. Cao has extensive research experience in the immune-pharmacology field at Harvard Medical School and Stanford University Medical Center. Dr. Cao holds a Bachelor’s degree in Medicine from Fudan University Medical College, Shanghai China, and a Ph.D. in Pharmacology from Medical College of Virginia, Richmond Virginia. He is the inventor named in 26 patents in the field of genetic analysis and stem cell technology, especially adipose derived stem cell preparation and its disease treatment applications. In considering Dr. Cao’s eligibility to serve on the Board, the Board considered Dr. Cao’s scientific background and experience in the biotech industry.

Wen Tao (Steve) Liu, President – North America and Executive Chairman of the Board

Dr. Liu acted as our Chief Executive Officer from February 2013 to September 29, 2013, when he then took the role of President – North America, focusing on the Company’s business strategy in Canada and the United States.  He has served, and continues to serve, as Chairman of our Board, from February 2013 to the present.  Prior to this Dr. Liu served as CEO of Cellular Biomedicine Group Ltd. (our predecessor corporation) since March 2012.  Dr. Liu has 29 years of professional career experience in bringing new products from inception to mass market, encompassing the biomedical, clean energy and semiconductors industries. Dr. Liu has led large organizations as well as entrepreneurial companies with a proven track record of delivering shareholder value. He is experienced in multi-cultural business environments and has gained respect and trust from customers, colleagues and industry leaders. Dr. Liu served as President and CEO of Seeo Inc. from July 2010 to February 2012, where he led a team of scientists and entrepreneurs for the commercialization of solid state lithium ion battery for electric vehicles and smart grid applications.  From 2003 to 2009, he was President and CEO of Shanghai Huahong NEC Electronics Company.  From 1989 to 2002, he was Vice President and GM of Peregrine Semiconductor, Vice President and GM of Integrated Device Technology, and Managing Director of Quality Semiconductor Australia.  Mr. Liu served at Cypress Semiconductor in various engineering roles from 1984 to 1989. Mr. Liu earned a Bachelor’s degree in Chemistry from Nanjing University, Nanjing China.  He holds a Master and Doctorate in Chemistry from Rensselaer Polytechnic Institute, Troy New York.  In considering Dr. Liu’s eligibility to serve on the Board, the Board considered Dr. Liu’s prior experience as a leader and executive officer and his educational background.

Tony Liu, Chief Financial Officer and Secretary

Tony Liu has served as the Company’s Chief Financial Officer and Secretary since January 2014 and as Director of the Company from February 2013 to January 2014. Since January 2013, Mr. Liu has served as the Corporate Vice President at Alibaba Group, handling Alibaba’s overseas investments.  Since joining Alibaba in 2009, Mr. Liu has severed in various positions including Corporate Vice President at B2B corporate investment, corporate finance, and General Manager for a global ecommerce platform.  From July 2011 to December 2012, he served as CFO for HiChina, a subsidiary of Alibaba, an internet infrastructure service provider.  Prior to joining Alibaba, Mr. Liu spent 19 years at Microsoft Corporation where he served a variety of finance leadership roles. He was the General Manager at Corporate Strategy looking after Microsoft China investment strategy and Microsoft corporate strategic planning process.  Mr. Liu was a leader in Microsoft corporate finance organization during the 1990s as Corporate Accounting Director.  Mr. Liu earned a B.S. degree in Physics from Suzhou University, Suzhou, PRC and has completed MBA/MIS course work at Seattle Pacific University. Mr. Liu obtained his Washington State CPA certificate in 1992.

Andrew Chan, Senior Vice President of Corporate Business Development

Mr. Chan served as Senior Vice President of Corporate Business Development since January 2014. He previously served as Chief Financial Officer of Cellular Biomedicine Group Ltd. from February 2011 to January 2014. From 2003 until 2011, Mr. Chan was with Jazz Semiconductor and held various management roles focusing on business operations, business and corporate development.  Prior to 2003, Mr. Chan was Vice President of Business Operations and Supply Chain Management for Mindspeed Technologies. In 2000, Mr. Chan served as Vice President of Supply Chain Management at Conexant Systems.  Previously, Mr. Chan’s focus was in aviation and aerospace services.  He served in diverse technical and operations management roles at Eastern Airlines, Continental Express and at Allied Signal (now called Honeywell) as Sr. Director of Strategic Business Development.  Mr. Chan earned a B.S. degree in Management from Embry Riddle Aeronautical University and an MBA with specialization in Computer System Management and Operations Research from Nova University.  He also holds a Jurisprudence Doctorate (J.D.) degree from South Texas College of Law.

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

David Bolocan – Director

Mr. Bolocan has over 20 years of experience in retail banking and payments, with extensive expertise in deposit product development, pricing, marketing, advertising, distribution, customer segmentation, lifecycle management, and portfolio management.  Mr. Bolocan is currently a managing director for Argus Information and Advisory Services, LLC and leads the Retail Banking Solutions group which includes the Deposit Accounts Payment Study and retail banking client delivery groups.  Prior to joining Argus Mr. Bolocan held senior executive roles at SunTrust (Head of Consumer Deposit Products), JPM Chase (Head of Small Business Credit Products, Pricing and Analytics), MBNA/Bank of America (CMO of Small Business Lending), and consulting positions at Mercer Management Consulting, Mitchell Madison Group, and AlixPartners.  Mr. Bolocan received an MS/MBA from the MIT Sloan School of Management and a BA from Harvard University in Computer Science and Economics.  In considering Mr. Bolocan’s eligibility to serve on the Board, the Board considered Mr. Bolocan’s extensive experience in the management of large complex businesses, as well as his financial expertise.

Terry A. Belmont - Director

Mr. Belmont has over 20 years of experience in leading major academic and non-academic medical centers and healthcare entities with multi-campus responsibility. Since 2009, Mr. Belmont has overseen UC Irvine Medical Center, the main campus of UC Irvine Health, in Orange, Calif., and its licensed ambulatory facilities in Orange, Irvine, Costa Mesa, Anaheim and Santa Ana. Since his arrival in 2009, Belmont has led several expansion and renovation projects. He helped open the state-of the-art UC Irvine Douglas Hospital and led the development of a patient-centered healing garden and a 7-story clinical laboratory building. Mr. Belmont recently launched a 10-year facility master planning project for facility development at UC Irvine Medical Center and clinics throughout Orange County. Prior to joining UC Irvine Medical Center, Mr. Belmont served as CEO of Long Beach Memorial Medical Center and Miller Children’s Hospital from 2006-2009. He has also served as president and chief executive officer in several entities, including St. Joseph Hospital of Orange, Pacific Health Resources, California Hospital Medical Center and HealthForward.

Mr. Belmont’s substantial community involvement includes board positions with the Orange County World Affairs Council, Southern California College of Optometry, American Heart Association and Children’s Fund. He serves on the Board of Trustees of the University of Redlands. Mr. Belmont received his master’s in public health with a major in hospital administration from UC Berkeley, and a bachelor’s in business from the University of Redlands. In considering Mr. Belmont’s eligibility to serve on the Board, the Board considered Mr. Belmont’s business acument in the healthcare industry.

Gerardus A. Hoogland - Director

Mr. Hoogland has over 20 years of experience in managing international pharmaceutical companies and providing consulting services to companies in the pharmaceutical and healthcare industries. Since October 2013, Mr. Hoogland has served as a director of Cytespace Pvt, Ltd, a clinical research site solution organization located in India. Since July 2013, he has served as Chief Executive Officer of HealthCrest AG, an investment and consulting company based in Zug, Switzerland. Prior to joining HealthCrest, Mr. Hoogland was the Executive Director and board member of Litha Healthcare Ltd., a healthcare company listed on Johannesburg Stock Exchange from July 2012 to July 2013. In 1997, Mr. Hoogland founded Pharmaplan Pty Ltd., a premier specialty pharmaceutical company located in South Africa, and was the company’s Chief Executive Officer from 1997 to July 2012.

Mr. Hoogland received his Medical Doctor degree from University of Amsterdam, his Propeduse Law degree from Eramus Universiteit, and his Mater of Business Administration degree from Institute d’Administration des Affaries (INSEAD).  In considering Mr. Hoogland’s eligibility to serve on the Board, the Board considered Mr. Hoogland’s medical expertise as well as business acumen in the pharmaceutical and healthcare segments.

Nadir Patel -- Director

Since July 2011 Mr. Patel has been serving as Assistant Deputy Minister, Corporate Planning, Finance and Information Technology, and Chief Financial Officer for Canada’s Department of Foreign Affairs, Trade and Development, which includes the responsibilities of strategic planning, finance, information management and technology, risk management and performance.  Previously, from April 2009 to July 2011, Mr. Patel served as Canada’s Consul General in Shanghai, promoting trade and investment between Canada and China. From summer 2007 to April 2009, he served as Chief Air Negotiator for Canada's Department of Foreign Affairs, Trade and Development, negotiating trade agreements and treaties on behalf of the Canadian government. Mr. Patel also serves on the Board of Governors of the International Development Research Centre (and on its Audit and Finance Committee), as well as the Ottawa Advisory Board of Wilfrid Laurier University’s School of Business and Economics. He has a Master of Business Administration (MBA) from New York University’s Stern School of Business, the London School of Economics and Political Science, and the HEC Paris School of Management.  In considering Mr. Patel’s eligibility to serve on the Board, the Board considered Mr. Patel’s financial expertise and international experience.

Board Committees

On February 20, 2013, the Board authorized formation of an audit committee, compensation committee and nominating committee and on March 12, 2013 adopted charters.  Our independent directors have been appointed to these committees as follows:

Name	Audit Committee	Compensation Committee	Nominating & Corporate Governance Committee
Jeff Auerbach		X	X
Terry A. Belmont	X		X
David Bolocan	X	Chair
JianPing Dai		X	Chair
Nadir Patel	Chair

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

Audit Committee

The Audit Committee consists of Messrs. David Bolocan, Terry A. Belmont and Nadir Patel (serving as Chairman), each of whom are “independent” as defined under section 5605 (a)(2) of the NASDAQ Listing Rules.  In addition, the Board has determined that each member of the Audit Committee qualifies as an “audit committee financial expert” as defined in the rules of the Securities and Exchange Commission (SEC).  The Audit Committee operates pursuant to a charter, which can be viewed on our website at www.cellbiomedgroup.com (under “Investors”).  The Audit Committee is expected to convene regular meetings following the Annual Meeting.  The role of the Audit Committee is to:

●	oversee management’s preparation of our financial statements and management’s conduct of the accounting and financial reporting processes;

●	oversee management’s maintenance of internal controls and procedures for financial reporting;

●	oversee our compliance with applicable legal and regulatory requirements, including without limitation, those requirements relating to financial controls and reporting;

●	oversee the independent auditor’s qualifications and independence;

●	oversee the performance of the independent auditors, including the annual independent audit of our financial statements;

●	discharge such duties and responsibilities as may be required of the Audit Committee by the provisions of applicable law, rule or regulation.

A copy of the charter of the Audit Committee is available on our website at www.cellbiomedgroup.com (under “Investors”).

Compensation Committee

The Compensation Committee consists of Dr. Jianping Dai and Messrs. Jeffrey Auerbach and David Bolocan acting as Chairman, each of whom are “independent” as defined in section 5605(a)(2) of the NASDAQ Listing Rules.  The Compensation Committee is expected to convene regular meetings after the Annual Meeting.  The role of the Compensation Committee is to:

●	develop and recommend to the Board the annual compensation (base salary, bonus, stock options and other benefits) for our President/Chief Executive Officer;

●	review, approve and recommend to the Board the annual compensation (base salary, bonus and other benefits) for all of our executives;

●	review, approve and recommend to the Board the aggregate number of equity awards to be granted to employees below the executive level;

●	ensure that a significant portion of executive compensation is reasonably related to the long-term interest of our stockholders; and

●	prepare certain portions of our annual Proxy Statement, including an annual report on executive compensation.

A copy of the charter of the Compensation Committee is available on our website at www.cellbiomedgroup.com (under “Investors”).

The Compensation Committee may form and delegate a subcommittee consisting of one or more members to perform the functions of the Compensation Committee.  The Compensation Committee may engage outside advisers, including outside auditors, attorneys and consultants, as it deems necessary to discharge its responsibilities.  The Compensation Committee has sole authority to retain and terminate any compensation expert or consultant to be used to provide advice on compensation levels or assist in the evaluation of director, President/Chief Executive Officer or senior executive compensation, including sole authority to approve the fees of any expert or consultant and other retention terms.  In addition, the Compensation Committee considers, but is not bound by, the recommendations of our Chief Executive Officer or President with respect to the compensation packages of our other executive officers.

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee, or the “Governance Committee”, shall consist of Messrs. Jeffrey Auerbach, Terry Belmont and Dr. Jianping Dai serving as Chairman, each of whom are “independent” as defined in section 5605(a)(2) of the NASDAQ Listing Rules. The Governance Committee is expected to convene regular meetings following the Annual Meeting.  The role of the Governance Committee is to:

●	evaluate from time to time the appropriate size (number of members) of the Board and recommend any increase or decrease;

●	determine the desired skills and attributes of members of the Board and its committees, taking into account the needs of the business and listing standards;

●	establish criteria for prospective members, conduct candidate searches, interview prospective candidates, and oversee programs to introduce the candidate to us, our management, and operations;

●	review planning for succession to the position of Chairman of the Board and Chief Executive Officer and other senior management positions;

●	annually recommend to the Board persons to be nominated for election as directors and appointment as members of committees;

●	adopt or develop for Board consideration corporate governance principles and policies; and

●
periodically review and report to the Board on the effectiveness of corporate governance procedures and the Board as a governing body, including conducting an annual self-assessment of the Board and its standing committees.

A copy of the charter of the Governance Committee is available on our website at www.cellbiomedgroup.com (under “Investors”).

Director Qualifications and Diversity

The Board seeks independent directors who represent a diversity of backgrounds and experiences that will enhance the quality of the Board’s deliberations and decisions.  Candidates should have substantial experience with one or more publicly traded companies or should have achieved a high level of distinction in their chosen fields.  The Board is particularly interested in maintaining a mix that includes individuals who are active or retired executive officers and senior executives, particularly those with experience in biomedicine, medical and drug regulation in China, intellectual property, early-stage companies, research and development, strategic planning, business development, compensation, finance, accounting and banking.

In evaluating nominations to the Board of Directors, the Governance Committee also looks for certain personal attributes, such as integrity, ability and willingness to apply sound and independent business judgment, comprehensive understanding of a director’s role in corporate governance, availability for meetings and consultation on Company matters, and the willingness to assume and carry out fiduciary responsibilities.  The Governance Committee took these specifications into account in formulating and re-nominating its present Board members.

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

We believe that all of the Company's executive officers, directors and 10% stockholders have timely complied with their filing requirements during the year ended December 31, 2013, except that  each of David Bolocan, Terry Belmont and Gerardus Hoogland inadvertently did not timely file one SEC Form 3; Tony Liu inadvertently reported late one acquisition of stock options on SEC Form 5; Andrew Chan inadvertently reported late one acquisition of common stock on SEC Form 5; Keith Wong inadvertently reported late 19 dispositions and one acquisition of common stock that transpired in 2012 and 2013; and Norm Klein inadvertently reported late 20 dispositions of common stock that transpired in 2011.

Code of Business Conduct and Ethics

We have adopted a code of ethics which applies to all our directors, officers and employees and comprises written standards that are reasonably designed to deter wrongdoing and to promote the behavior described in Item 406 of Regulation S-K promulgated by the SEC.  A copy of our “Code of Business Conduct and Ethics for Officers, Directors and Employees” is available on our website at www.cellbiomedgroup.com (under “About Us: Company Overview”).  In the event that we make any amendments to, or grant any waivers of, a provision of our Code of Business Conduct and Ethics for Officers, Directors and Employees that applies to the principal executive officer, principal financial officer or principal accounting officer that requires disclosure under applicable SEC rules, we intend to disclose such amendment or waiver and the reasons therefor in a Form 8-K or in our next periodic report.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth for the years ended December 31, 2013 and 2012 compensation awarded to, paid to, or earned by, Keith Wong (our director and former CEO) and Norm Klein (our former CFO), and Steve Liu (our former CEO), William Cao (our current CEO) and Andy Chan (our former CFO). We had no other executive officers as of December 31, 2013.

							Nonqualified
						Non-Equity	Deferred
				Stock	Option	Incentive Plan	Compensation	All Other
		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Name and Principal Position	Year	($)	($)	($)	($)	($)	($)	($)	($)
Wen Tao (Steve) Liu, President	2013	168,750	33,750	-	472,770	-	-	-	675,270
and Chairman of the Board	2012	12,500	-	-	-	-	-	-	12,500

Wei (William) Cao, Chief	2013	172,917	34,583	-	664,335	-	-	-	871,835
Executive Officer and Director	2012	150,000	-	-	-	-	-	-	150,000

Andrew Chan, Senior Vice President,	2013	166,667	33,333	-	210,120	-	-	-	410,120
Corporate Business Development	2012	12,500	-	-	-	-	-	-	12,500

Keith Wong	2013	220,000	204,723	180,000	-	-	-	-	604,723
	2012	-	-	-	-	-	-	-	-

Norm Klein	2013	165,000	152,577	180,000	-	-	-	-	497,577
	2012	-	-	-	-	-	-	-	-

The following table sets forth information concerning outstandning stock options for each named executive officer as of December 31, 2013.

Outstanding Equity Awards at Fiscal Year-End

	Option awards					Stock awards
Name	Number of securities underlying unexercised options(#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equityincentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested(#)	Market value of shares of units of stock that have not vested($)	Equityincentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equityincentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Wen Tao (Steve) Liu, President and Chairman of the Board (1)	40,741	139,259	-	$3.00	2/15/2023	-	-	-	-

Wei (William) Cao, Chief Executive Officer and Director (2)	15,741	74,259	-	$3.00	2/15/2023	-	-	-	-

Wei (William) Cao, Chief Executive Officer and Director (3)	7,500	82,500	-	$5.40	9/29/2023	-	-	-	-

Andrew Chan, Senior Vice President, Corporate Business Development (4)	12,963	67,037	-	$3.00	2/15/2023	-	-	-	-

Keith Wong	-	-	-	$-		-	-	-	-

Norm Klein	-	-	-	$-		-	-	-	-

(1)
Represents an option to purchase up to 146,667 shares that were issued on 2/20/2013 with a monthly vesting schedule over a 36 month period, an exercise price of $3.00 and an expiration date of 2/20/2023 and an additional option to purchase up to 33,333 shares issued on 2/20/2013 with full vesting on the second year anniversary of the award, an exercise price of $3.00 and an expiration date of 2/20/2023.

(2)
Represents an option to purchase up to 56,667 shares that were issued on 2/20/2013 with a monthly vesting schedule over a 36 month period, an exercise price of $3.00 and an expiration date of 2/20/2023 and an additional option to purchase up to 33,333 shares issued on 2/20/2013 with full vesting on the second year anniversary of the award, an exercise price of $3.00 and an expiration date of 2/20/2023.

(3)
Represents an option to purchase up to 90,000 shares that were issued on 9/29/2013 with a monthly vesting schedule over a 36 month period, an exercise price of $5.40 and an expiration date of 3/05/2023.

(4)
Represents an option to purchase up to 46,667 shares that were issued on 2/20/2013 with a monthly vesting schedule over a 36 month period, an exercise price of $3.00 and an expiration date of 2/20/2023 and an additional option to purchase up to 33,333 shares issued on 2/20/2013 with full vesting on the second year anniversary of the award, an exercise price of $3.00 and an expiration date of 2/20/2023.

Executive Employment Agreements

At the closing of the merger with CBMG BVI, the Company entered into executive employment agreements with each of Wen Tao (Steve) Liu, Wei (William) Cao and Andrew Chan (the “New Officers”) dated February 6, 2013 (each an “Employment Agreement,” collectively, the “Employment Agreements”). As of August 30, 2013, the Employment Agreements were amended to revise the salaries of the New Officers to: Wen Tao (Steve) Liu: $225,000; Wei (William) Cao: $200,000; and Andrew Chan: $200,000.  On September 29, 2013, in connection with their change in positions, the Board further adjusted the salaries of Mr. Liu and Mr. Cao to $200,000 and $225,000, respectively. The New Officers are also eligible to participate in the Company’s Amended and Restated 2011 Incentive Stock Option Plan (the “Plan”) and receive an option grant thereunder for the purchase of common stock of the Company at the discretion of the board of directors of the Company (the “Board”). The term of the New Officers’ employment agreements are effective as of February 6, 2013 and continue for three years thereafter. After the three year term, if the New Officers continue to be employed, they will be employed on an at-will basis and their agreements shall automatically renew for successive one year terms, until and unless their employment is terminated.

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

In connection with Tony Liu’s appointment as Chief Financial Officer in January 2014, the Company entered into an employment agreement with Mr. Liu on substantially the same terms as the New Officer Employment Agreements, except that, Mr. Liu will receive an annual base salary of $210,000.

EastBridge Sub Employment Agreements with Norman Klein and Keith Wong

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

In connection with their termination of the prior employment agreements with the Company, on February 5, 2013, Messrs. Klein and Wong entered into a Deferred Compensation Agreement with the Company, pursuant to which the Company agreed to: (i) pay Messrs. Klein and Wong certain accrued unpaid cash compensation of $459,300 and $676,839, respectively; and (ii) pay on August 31, 2013, pay to Messrs. Klein and Wong cash bonus payments of $152,577 and $204,723, respectively.

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

Non-Executive Director Agreement

The Company has and will continue to enter into agreements with independent non-executive directors, under which these directors will be paid $30,000 per year (prorated daily based on a 360 day year for any portion of the year if he serves for less than a full term) for services as a director. Independent directors shall also be eligible to receive a non-qualified option grant under the Plan to purchase either (i) 2,000 shares, if such director serves as a member of a committee, or (ii) 5,000 shares, if such director serves as a chairperson of a committee.  Such options shall vest on the anniversary date of the director’s appointment to the committee or to his position as committee chair, as the case may be.

2013 DIRECTOR COMPENSATION TABLE

								Nonqualified
							Non-Equity	Deferred
				Stock	Option		Incentive Plan	Compensation	All Other
		Salary	Bonus	Awards	Awards		Compensation	Earnings	Compensation	Total
Name	Year	($)	($)	($)	($)		($)	($)	($)	($)
Jeffery Auerbach	2013	7,500	-	-	19,353	(1)	-	-	-	26,853
Terry A. Belmont	2013	2,500	-	-	19,742	(2)	-	-	-	22,242
David Bolocan	2013	7,500	-	-	33,869	(3)	-	-	-	41,369
Wei (William) Cao*	2013	18,333	-	-	-		-	-	-	18,333
Jianping Dai	2013	25,000	-	-	37,633	(4)	-	-	-	62,633
Leo Dembinski	2013	30,000	-	-	7,693	(5)	-	-	-	37,693
Gerardus A. Hoogland*	2013	1,667	-	-	26,158	(6)	-	-	-	27,825
Norm Klein*	2013	16,667	-	-	-		-	-	-	16,667
Tony Liu	2013	25,000	-	-	33,569	(7)	-	-	-	58,569
Wen Tao (Steve) Liu*	2013	18,333	-	-	-		-	-	-	18,333
Nadir Patel	2013	-	-	-	-		-	-	-	-
Keith Wong*	2013	18,334	-	-	-		-	-	-	18,334

*Non-independent directors are paid $20,000 per year

(1)
Represents an option to purchase up to 4,000 shares that were issued on 10/07/2013, with full vesting at the one year anniversary of the grant date, an exercise price of $5.41 and an expiration date of 10/07/2023.

(2)
Represents an option to purchase up to 4,000 shares that were issued on 12/09/2013, with full vesting at the one year anniversary of the grant date, an exercise price of $5.50 and an expiration date of 12/09/2023.

(3)
Represents an option to purchase up to 7,000 shares that were issued on 10/04/2013, with full vesting at the one year anniversary of the grant date, an exercise price of $5.41 and an expiration date of 10/04/2023.

(4)
Represents an option to purchase up to 5,300 shares that were issued on 3/29/2013, with a monthly vesting schedule over a 36 month period, an exercise price of $4.95 and an expiration date of 3/29/2023.  The award was amended on 9/26/2013 to 7,000 shares and 883 already vested shares on that date, with the amended shares fully vested at the one year anniversary of the grant date, an exercise price of $5.40 and an expiration date of 9/26/2023.

(5)	Represents an option to purchase up to 1,590 shares that were issued on 10/04/2013, fully vested immediately, an exercise price of $5.41 and an expiration date of 10/04/2023.
(6)
Represents an option to purchase up to 5,300 shares that were issued on 12/09/2013, with full vesting of 30%, 30% and 40% at each year anniversary of the grant date for 3 years, an exercise price of $5.50 and an expiration date of 12/09/2023.

(7)
Represents an option to purchase up to 5,300 shares that were issued on 3/05/2013, with a monthly vesting schedule over a 36 month period, an exercise price of $4.95 and an expiration date of 3/05/2023.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table lists ownership of Common Stock as of March 24, 2014. The information includes beneficial ownership by (i) holders of more than 5% of parent Common Stock, (ii) each of our directors and executive officers and (iii) all of our directors and executive officers as a group. Except as noted below, to our knowledge, each person named in the table has sole voting and investment power with respect to all shares of the Company’s Common Stock beneficially owned by them. Except as otherwise indicated below, the address for each listed beneficial owner is c/o Cellular Biomedicine Group, Inc., 530 University Avenue, #17, Palo Alto, California 94301.

Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned (9)		Percent of Class

Named Executive Officers and Directors

Wen Tao (Steve) Liu President and Chairman of the Board	173,078	(1)	2.25%

Wei (William) Cao Chief Executive Officer and Director	157,981	(2)	2.06%

Bizuo (Tony) Liu Chief Financial Officer and Secretary	1767	(3)	*

Andrew Chan Senior Vice President, Corporate Business Development	147,017	(4)	1.87%

Jianping Dai Director	3,286	(5)	*

Keith Wong (6) Director	493,715	(7)	6.43%

Gerardus Hoogland Director	0		*

Jeffrey Auerbach Director	0		*

David Bolocan Director	0		*

Terry A. Belmont Director	2,224		*

Nadir Patel Director	0		*

All Officers and Directors as a Group (11 persons)	975,457		12.70%

5% or more Stockholders

Global Health Investment Holdings Ltd.(7)	2,402,299		31.29%

* Represents less than 1% of shares outstanding

(1)
Includes options to purchase an aggregate of 52,963 shares that are exercisable within 60 days. The options were issued on 2/20/2013 with a monthly vesting schedule over a 36 month period and have an expiration date of 2/20/2023.

(2)
Includes options to purchase an aggregate of 20,463 shares that are exercisable within 60 days. The options were issued on 2/20/2013 with a monthly vesting schedule over a 36 month period and have an expiration date of 2/20/2023. Also includes an option to purchase 15,000 shares that were issued on 9/29/2013 with a monthly vesting schedule over a 36 month period, and an expiration date of 9/29/2023.

(3)
Includes options to purchase an aggregate of 1,767 shares that are exercisable within 60 days. The options were issued on 3/05/2013 with a monthly vesting schedule over a 36 month period and have an expiration date of 3/05/2023.

(4)
Includes options to purchase an aggregate of 16,852 shares that are exercisable within 60 days. The options were issued on 2/20/2013 with a monthly vesting schedule over a 36 month period and have an expiration date of 2/20/2023.

(5)
Includes options to purchase an aggregate of 883 shares that are exercisable within 60 days. The options were issued on 3/29/2013 with a monthly vesting schedule over a 36 month period and have an expiration date of 3/29/2023.

(6)	The address for this beneficial owner is 8040 E. Morgan Trail, Unit 18, Scottsdale, Arizona 85258.
(7)	Includes 24,515 shares held directly through Mr. Wong's wife.
(8)
Mr. Derek Muhs is vice chairman and Mr. Shu Li is chairman of a 9 person board of directors of Global Health Investment Holdings Ltd. (“Global Health”), and in their capacity as chairman and vice chairman, may be deemed to beneficially own the shares of Company common stock held by Global Health. To the Company’s knowledge, Mr. Muhs and Mr. Li on a combined basis are beneficial owners of approximately 16.2% of the outstanding capital stock of Global Health. The mailing address for the principal office of Global Health is Unit 402, 4th floor, Fairmont House, No. 8 Cotton Tree Drive, Admiralty, Hong Kong.

(9)	Reflects a reincorporation of the Company from Arizona to Delaware, in which each 100 shares of common stock of the Arizona corporation outstanding was exchanged for one share of Common Stock, with the same effect as a 1:100 reverse stock split, which became effective on January 31, 2013.

ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

At the closing of the merger, the Company entered into executive employment agreements with each of Wen Tao (Steve) Liu, Wei (William) Cao and Andrew Chan dated February 6, 2013, as amended (each an “Employment Agreement,” collectively, the “Employment Agreements”).  For further information about such Employment Agreements, see the discussion under the heading “Executive Employment Agreements” on page 21, which is hereby incorporated by reference.

On August 23, 2013, the Company entered into an Advisory Agreement with HealthCrest AG, a Switzerland company (“HealthCrest”), pursuant to which the Company engaged HealthCrest as a non-exclusive corporate and business development advisor. Mr. Geradrdus A. Hoogland, a director of the Company, is the Chief Executive Officer of HealthCrest. In consideration of the services provided by HealthCrest, the Company will issue to HealthCrest 119,000 shares of the Company’s common stock, which will vest over 28 months. The Company may repurchase the unvested shares at a price of $6.70 per share upon material breach of the terms of the Advisory Agreement on the part of HealthCrest.  HealthCrest will also be entitled to certain transaction-based compensation under the Advisory Agreement. The term of the Agreement is between September 1, 2013 and December 31, 2015, provided either party may terminate the agreement upon 30 days written notice after November 29, 2013.

On February 6, 2013, Norman Klein entered into an employment agreement with EastBridge Sub, pursuant to which EastBridge Sub shall pay Mr. Klein an annual base salary of $180,000 and Mr. Klein is eligible to participate in the 2013 Plan.

On February 6, 2013, Keith Wong entered into an employment agreement with EastBridge Sub, pursuant to which EastBridge Sub shall pay Mr. Wong an annual base salary of $240,000 and Mr. Wong is eligible to participate in the 2013 Plan.

As of December 31, 2013 the accrued compensation liability to the officers was $105,000.

The Company received advances from Mr. Cao, Mr. Wong and Mr. Klein, its current CEO and former CEO and CFO, respectively, during the course of business at a rate of 4.5% interest which is the federal long term interest rate.  As of December 31, 2013, advances payable to Mr. Cao were $7,194.  As of December 31, 2013, advances payable to Mr. Wong were $8,500.  As of December 31, 2013 advances payable to Mr. Klein were $22,090.

In 2013, the Company received income from the subsidiaries of Global Health and Services for cell kits with cell processing and storage of $204,914. This accounts for the entire fiscal year revenue of the Biomedicine segment.

Except as disclosed herein, there have been no transactions or proposed transactions in which the amount involved exceeds $120,000 for the last two completed fiscal years in which any of our directors, executive officers or beneficial holders of more than 5% of the outstanding shares of common stock, or any of their respective relatives, spouses, associates or affiliates, has had or will have any direct or material indirect interest.

Review, Approval or Ratification of Transactions with Related Persons

The Company’s Board of Directors reviews issues involving potential conflicts of interest, and reviews and approves all related party transactions, including those required to be disclosed as a “related party” transaction under applicable federal securities laws.  The Board has not adopted any specific procedures for conducting reviews of potential conflicts of interest and considers each transaction in light of the specific facts and circumstances presented.  However, to the extent a potential related party transaction is presented to the Board, the Company expects that the Board would become fully informed regarding the potential transaction and the interests of the related party, and would have the opportunity to deliberate outside of the presence of the related party.  The Company expects that the Board would only approve a related party transaction that was in the best interests of, and fair to, the Company, and further would seek to ensure that any completed related party transaction was on terms no less favorable to the Company than could be obtained in a transaction with an unaffiliated third party.

Director Independence

 In determining the independence of our directors, the Board applied the definition of “independent director” provided under the listing rules of The NASDAQ Stock Market LLC (“NASDAQ”). Pursuant to these rules, and after considering all relevant facts and circumstances, the Board affirmatively determined that Dr. Jianping Dai and Messrs. Jeffrey Auerbach, David Bolocan, Terry A. Belmont and Nadir Patel, each of whom are now serving on the Board and are continuing to serve their terms, are each independent within the definition of independence under the NASDAQ rules.  Wen Tao (Steve) Liu, Wei (William) Cao, Keith Wong and Gerardus A. Hoogland, are not independent directors.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company paid or accrued the following fees in each of the prior two fiscal years to its principal accountants, current auditor of record BDO USA, LLP and predecessor auditors of record Dahua Certified Public Accountants (Special General Partnership) and Taravan,
Askelson & Company, LLP.

	Year ended December 31, 2013	Year ended December 31, 2012

Audit fees
Current auditor of record	$243,578	$-
Predecessor auditors of record	131,019	62,397
Total of audit fees	$374,597	$62,397

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

The Board has received and reviewed the written disclosures and the letter from the independent registered public accounting firm required by Public Company Accounting Oversight Board (“PCAOB”), and has discussed with its auditors its independence from the Company. The Board has considered whether the provision of services other than audit services is compatible with maintaining auditor independence.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Exhibit Number	Description
2.1	Plan of Reorganization and Exchange Agreement (1)
2.2	Agreement and Plan of Merger, dated November 13, 2012 (17)
2.3	Amendment No. 1 to Agreement and Plan of Merger, dated January 15, 2013 (18)
2.4	Amendment No. 2 to Agreement and Plan of Merger, dated January 31, 2013 (19)
2.5	Amendment No. 3 to Agreement and Plan of Merger, dated February 5, 2013 (20)
3.1	Articles of Incorporation of Cellular Biomedicine Group, Inc., filed herewith.
3.2	Corporate Bylaws for Cellular Biomedicine Group, Inc., filed herewith.
4.1	Form of Lock-up Agreement (1)
4.2	2007 Stock Incentive Plan, dated June 14, 2007 (3)
4.3	2008 Employees and Consultants Stock Option Plan, dated August 20, 2008 (8)
4.4	2009 Stock Option Plan (10)
4.5	2011 Incentive Stock Option Plan (22)
4.6	Amended and Restated 2011 Incentive Stock Option Plan (23)
4.7	2013 Incentive Plan(24)
10.1	Consulting Employment Agreement between EastBridge Investment Group Corporation and Keith Wong dated June 1, 2005 (1)
10.2	Consulting Employment Agreement between EastBridge Investment Group Corporation and Norm Klein dated June 1, 2005 (1)
10.3	Listing Agreement signed with Amonics Limited, dated November 23, 2006 (English translation) (2)
10.4	Listing Agreement signed with Tianjin Hui Hong Heavy Steel Construction Co., Ltd, dated December 3, 2006 (English translation) (2)
10.5	Listing Agreement signed with NingGuo Shunchang Machinery Co., Ltd., dated January 6, 2007 (English translation) (2)
10.6	Listing Agreement with Hefe Ginko Real Estate Company, Ltd., dated July 24, 2007 (English translation) (4)
10.7	Share Exchange Agreement with AREM Wine Pty, Ltd., dated September 21, 2007 (5)
10.8	Listing and Consultant Agreement with AREM Wine Pty, Ltd., dated September 27, 2007 (6)
10.9	Listing Agreement with Beijing Zhong Zhe Huang Holding Company, Ltd., dated October 4, 2007 (English translation) (7)
10.10	Listing Agreement with Qinhuangdao Huangwei Pharmaceutical Company Limited, dated December 29, 2007 (English translation) (12)
10.11	US Listing Agreement with Anhui Wenda Educational & Investment Management Corporation, dated April 12, 2008 (English translation) (12)
10.12	Stock Purchase Agreement with Ji-Bo Pipes & Valves Company, dated September 21, 2008 (9)
10.13	Stock Purchase Agreement with Aoxing Corporation, dated September 21, 2008 (9)
10.14	US Listing Agreement with Foshan Jinkuizi Technology Limited Company, dated September 22, 2008 (English translation) (12)
10.15	Letter Agreement with Alpha Green Energy Limited, dated February 18, 2009 (12)
10.16	Listing Agreement with AREM Pacific Corporation, dated April 30, 2009 (12)
10.17	Change in Terms Agreement between EastBridge Investment Group Corporation and Goldwater Bank, N.A. dated May 6, 2009 (12)

Exhibit Number	Description
10.18	Listing Agreement with SuZhou KaiDa Road Pavement Construction Company Limited, dated November 3, 2009 (English translation) (12)
10.19	Listing Agreement with Long Whole Enterprises, Ltd., dated November 28, 2009 (English translation) (12)
10.20	Listing Agreement with Beijing Tsingda Century Education Investment and Consultancy Limited, dated December 24, 2009 (English translation) (12)
10.21	Listing Agreement with StrayArrow International Limited, dated April 11, 2010 (English translation) (13)
10.22	Listing Agreement with Hangzhou Dwarf Technology Ltd., dated September 26, 2010 (English translation) (14)
10.23	Bridge Capital Raise Agreement with FIZZA, LLC, dated December 1, 2010 (confidential treatment requested for redacted portions) (15)
10.24	Stock Purchase Agreement with An Lingyan, dated December 14, 2012 (1)
10.25	Form of Listing Agreement (16)
10.26	Tsingda Stock Purchase Agreement dated as of December 17, 2012 (16)
10.27	Employment Agreement with Wen Tao (Steve) Liu, dated February 6, 2013*
10.8	Employment Agreement with Wei (William) Cao, dated February 6, 2013*
10.29	Employment Agreement with Andrew Chan, February 6, 2013*
10.30	Form of Director Agreement*
10.31	Amendment to Employment Agreement with Wen Tao (Steve) Liu, dated September 30, 2013*
10.32	Amendment to Employment Agreement with Wei (William) Cao, dated September 30, 2013*
10.33	Amendment to Employment Agreement with Andrew Chan, dated August 29, 2013*
10.34	Advisory Services Agreement, dated August 23, 2013, by and between Cellular Biomedicine Group Inc. and HealthCrest AG*
10.35	Purchase Agreement, dated September 10, 2013, by and between Cellular Biomedicine Group (Shanghai) Ltd. and Fisher Scientific Worldwide (Shanghai) Co., Ltd.*
10.36	Technical Service Contract, dated September 22, 2013, by and between Cellular Biomedicine Group (Shanghai) Ltd. and National Engineering Research Center of Tissue Engineering.*
10.37	Clinical Trial Agreement, dated November 6, 2013, by and between Cellular Biomedicine Group (Shanghai) Ltd. and Renji Hospital, and supplement thereto*
10.38	Clinical Trial Agreement, dated December 20, 2013, by and between Cellular Biomedicine Group (Shanghai) Ltd. and China Armed Police General Hospital*
10.39	Joint Venture Agreement, dated September 9, 2011, by and between WA Stemcell Technologies Ltd. and China Stem Cell, LLC*
10.40	Form of Subscription Agreement (25)
10.41	Employment Agreement with Bizuo (Tony) Liu, dated January 3, 2014 (26)
14.1	Code of Ethics for EastBridge Investment Group Corporation (1)
21.1	Subsidiaries of the Company (12)
23.1	Consent of BDO USA LLP*
23.2	Consent of Dahau Certified Public Accountants (Special General Partnership)*
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer*
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer*
32	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*      Filed herewith.
———————
1.	Incorporated by reference to the exhibit filed with the Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on October 30, 2006 (File No. 000-52282)

2.	Incorporated by reference to the exhibit filed with the Registration Statement on Form 10-SB/A filed with the Securities and Exchange Commission on February 27, 2007 (File No. 000-52282)

3.	Incorporated by referencet o the exhibit filed with the Registration Statement on Form S-8 filed with the Securities and Exchange Commission on June 19, 2007 (File No. 333-143878)

4.	Incorporated by reference to the exhibit filed with the Form 8-K filed with the Securities and Exchange Commission on July 20, 2007 (File No. 000-52282)

5.	Incorporated by reference to the exhibit filed with the Form 8-K filed with the Securities and Exchange Commission on September 25, 2007 (File No. 000-52282)

6.	Incorporated by reference to the exhibit filed with the Form 8-K filed with the Securities and Exchange Commission on October 1, 2007 (File No. 000-52282)

7.	Incorporated by reference to the exhibit filed with the Form 8-K filed with the Securities and Exchange Commission on October 9, 2007 (File No. 000-52282)

8.	Incorporated by reference to the exhibit filed with the Registration Statement on Form S-8 filed with the Securities and Exchange Commission on August 22, 2008 (File No. 333-153129)

9.	Incorporated by reference to the exhibit filed with the Form 8-K filed with the Securities and Exchange Commission on October 22, 2008 (File No. 000-52282)

10.	Incorporated by reference to the exhibit filed with the Registration Statement on Form S-8 filed with the Securities and Exchange Commission on April 15, 2009 (File No. 333-158583)

11.	Incorporated by reference to the exhibit filed with the Form 8-K/A filed with the Securities and Exchange Commission on December 12, 2013 (File No. 000-52282)

12.	Incorporated by reference to the exhibit filed with the Form 10-K filed with the Securities and Exchange Commission on April 15, 2010 (File No. 000-52282)

13.	Incorporated by reference to the exhibit filed with the Form 8-K filed with the Securities and Exchange Commission on July 14, 2010 (File No. 000-52282)

14.	Incorporated by reference to the exhibit filed with the Form 8-K filed with the Securities and Exchange Commission on November 12, 2010 (File No. 000-52282

15.	Incorporated by reference to the exhibit filed with the Form 8-K filed with the Securities and Exchange Commission on December 7, 2010 (File No. 000-52282)

16.	Incorporated by reference to the exhibit filed with the Form 10-K filed with the Securities and Exchange Commission on June 18, 2013 (File No. 000-52282)

17.	Incorporated by reference to the exhibit filed with the Form 8-K filed with the Securities and Exchange Commission on November 20, 2012 (File No. 000-52282)

18.	Incorporated by reference to the exhibit filed with the Form 8-K filed with the Securities and Exchange Commission on January 22, 2013 (File No. 000-52282)

19.	Incorporated by reference to the exhibit filed with the Form 8-K filed with the Securities and Exchange Commission on February 4, 2013 (File No. 000-52282)

20.	Incorporated by reference to the exhibit filed with the Form 8-K filed with the Securities and Exchange Commission on February 12, 2013 (File No. 000-52282)

21.	Incorporated by reference to the exhibit filed with the Form 8-K filed with the Securities and Exchange Commission on January 3, 2012 (File No. 000-52282)

22.	Incorporated by reference to the exhibit filed with the Registration Statement on Form S-8 filed with the Securities and Exchange Commission on March 7, 2012 (File No. 333-179974)

23.	Incorporated by reference to the exhibit filed with the Form 10-K filed with the Securities and Exchange Commission on April 4, 2013 (File No. 000-52282)

24.	Incorporated by reference to the exhibit filed with the Definitive Schedule 14A filed with the Securities and Exchange Commission on November 221, 2013 (File No. 000-52282)

25.	Incorporated by reference to the exhibit filed with the Form 8-K filed with the Securities and Exchange Commission on December 16, 2013 (File No. 000-52282)

26.	Incorporated by reference to the exhibit filed with the Form 8-K filed with the Securities and Exchange Commission on January 3, 2014 (File No. 000-52282)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Registrant	Cellular Biomedicine Group, Inc.

Date: April 15, 2014	By:	/s/ Wei (William) Cao
Wei (William) Cao
Chief Executive Officer (Principal Executive Officer)

Date: April 15, 2014	By:	/s/ Bizuo (Tony) Liu
Bizuo (Tony) Liu
Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

 Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Wen Tao (Steve) Liu	Chairman of the Board of Directors and President – North America	April 15, 2014
Wen Tao (Steve) Liu

/s/ Wei (William) Cao	Chief Executive Officer and Director	April 15, 2014
Wei (William) Cao	(principal executive officer)

/s/ Bizuo (Tony) Liu	Chief Financial Officer and Secretary	April 15, 2014
Bizuo (Tony) Liu	(principal financial and accounting officer)

/s/ Andrew Chan	Senior Vice President, Corporate Business Development	April 15, 2014
Andrew Chan

/s/ Jianping Dai	Director	April 15, 2014
Jianping Dai

/s/ Keith Wong	Director	April 15, 2014
Keith Wong

/s/ Gerardus A. Hoogland	Director	April 15, 2014
Gerardus A. Hoogland

/s/ Jeffrey Auerbach	Director	April 15, 2014
Jeffrey Auerbach

/s/ David Bolocan	Director	April 15, 2014
David Bolocan

/s/ Terry A. Belmont	Director	April 15, 2014
Terry A. Belmont

/s/ Nadir Patel	Director	April 15, 2014
Nadir Patel

CELLULAR BIOMEDICINE GROUP, INC.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Cellular Biomedicine Group, Inc.
Palo Alto, California

We have audited the accompanying consolidated balance sheet of Cellular Biomedicine Group, Inc. (the “Company”) as of December 31, 2013, and the related consolidated statements of operations, comprehensive loss, changes in equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2013, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations resulting in an accumulated deficit of $22.4 million at December 31, 2013. This factor among other things, raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to this matter are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BDO USA, LLP

Phoenix, Arizona

April 15, 2014

Report of Independent Registered Public Accounting Firm

D.H.S.Z [2013J NO.004184
To: The Shareholders of Cellular Biomedicine Group Ltd.

We have audited the accompanying consolidated financial statements of Cellular Biomedicine Group Ltd., which comprise the consolidated balance sheet as of December 31, 2012, and the related consolidated statements of operations, consolidated statement of changes in equity, and consolidated cash flows forthe year ended December 31,2012.

I. Management's Responsibility regarding the Consolidated Financial Statements
These consolidated financial statements are the responsibility of the Company's management. In that regard, management is responsible for: (1) ensuring the consolidated financial statements that are prepared in accordance with the Generally Accepted Accounting Principles and presented fairly; (2) designing, establishing and maintaining effective internal control over financial reporting to ensure the consolidated financial statements are free of material misstatements, whether caused by error or fraud.

II. Auditor's Responsibility
Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those principles require that we follow the professional ethics standards, plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.

An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. The audit procedures selected depend on the auditor's judgment, including the risk assessment of material misstatements due to error or fraud. In making those risk assessments, the auditor should consider the Company's internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.

We believe that our audit provides a reasonable basis for our opinion.

III. Unqualified opinion on financial statements
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Group at December 31,2012, and the results of its operations and its cash flows for the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

/s/ Dahua Certified Public Accountants (Special General Partnership)
Beijing, China
March 11, 2013

CELLULAR BIOMEDICINE GROUP, INC.
(FORMERLY EASTBRIDGE INVESTMENT GROUP CORPORATION)
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2013	2012

Assets
Cash and cash equivalents	$7,175,215	$4,144,896
Accounts receivable	10,581	20,683
Other receivable	78,521	128,681
Inventory	119,119	37,241
Prepaid expenses	56,911	18,118
Other current assets	134,661	-
Total current assets	7,575,008	4,349,619

Investments	5,105,891	-
Property, plant and equipment, net	1,014,805	1,326,882
Goodwill	3,299,566	-
Intangibles	601,456	940,897
Long-term prepaid expenses and other assets	-	134,229
Total assets (1)	$17,596,726	$6,751,627

Liabilities and Stockholders' Equity

Liabilities:
Accounts payable	$213,891	$23,931
Accrued expenses	503,717	97,454
Advances payable to related party	67,999	-
Other current liabilities	1,416,046	473,848
Total current liabilities	2,201,653	595,233

Total liabilities (1)	2,201,653	595,233

Stockholders' equity:

Preferred stock, par value $.001, 50,000,000 shares
authorized; none issued and outstanding
as of December 31, 2013 and December 31, 2012, respectively	-	-

Common stock, par value $.001, 300,000,000 shares authorized;
7,382,797 and 3,710,560 issued and outstanding
as of December 31, 2013 and December 31, 2012, respectively	7,383	3,711
Additional paid in capital	37,861,593	14,710,003
Accumulated deficit	(22,415,979)	(8,618,946)
Accumulated other comprehensive income (loss)	(57,924)	61,626
Total stockholders' equity	15,395,073	6,156,394

Total liabilities and stockholders' equity	$17,596,726	$6,751,627

(1)
The Company's consolidated assets as of December 31, 2013 and 2012 included $1,031,350 and $1,301,225, respectively, of assets of variable interest entities, or VIEs, that can only be used to settle obligations of the VIEs. Each of the following amounts represent the balances as of December 31, 2013 and 2012, respectively. These assets include cash and cash equivalents of $9,100 and $10,183; other receivables of $50,383 and $51,949; inventory of $26,526 and $33,232; prepaid expenses $33,015 and $4,420; other current assets of $84,661 and $0 property, plant and equipment, net, of $772,872 and $1,082,358; intangibles of $54,793 and $79,468, and Long-term prepaid expenses and other assets of $0 and $39,615. The Company’s consolidated liabilities as of December 31, 2013 and 2012 included $387,703 and $555,248 being liabilities of the VIEs whose creditors have no recourse to the Company. These liabilities include accounts payable of $24,868 and $16,004; other payables of $268,301 and $539,244; payroll accrual of $74,384 and $0; and tax payable of $20,150 and $0. See further description in Note 5, Variable Interest Entity.

The accompanying notes are an integral part of these consolidated financial statements.

CELLULAR BIOMEDICINE GROUP, INC.
(FORMERLY EASTBRIDGE INVESTMENT GROUP CORPORATION)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Year Ended
	December 31,
	2013	2012

Net sales and revenue
Biomedical	$204,914	$273,620
Consulting	3,864,586	-

Total sales and revenue	4,069,500	273,620

Operating expenses:
Biomedical cost of sales	296,212	194,264
Consulting operating expenses	1,308,488	-
General and administrative	9,314,143	3,455,446
Selling and marketing	127,739	471,420
Research and development	1,890,506	3,214,289
Impairment expense	4,258,967	-
Total operating expenses	17,196,055	7,335,419
Operating loss	(13,126,555)	(7,061,799)

Other income (expense)
Interest expense	(257,761)	-
Interest income	3,218	1,788
Other income (expense)	(71,489)	28,492
Total other income (expense)	(326,032)	30,280
Loss before taxes	(13,452,587)	(7,031,519)

Income tax expense	(344,446)	-
Net loss	$(13,797,033)	$(7,031,519)
Other comprehensive loss:
Cumulative translation adjustment	78,650	13,705
Unrecognized loss on investments	(198,200)	-
Comprehensive loss	$(13,916,583)	$(7,017,814)

Earnings per share:
Basic	$(2.38)	$(2.24)
Diluted	$(2.38)	$(2.24)

Weighted average common shares outstanding:
Basic	5,792,888	3,134,833
Diluted	5,792,888	3,134,833

The accompanying notes are an integral part of these consolidated financial statements.

CELLULAR BIOMEDICINE GROUP, INC.
(FORMERLY EASTBRIDGE INVESTMENT GROUP CORP.)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

						Accumulated Other
	Common Stock		Preferred Stock		Additional	Comprehensive
	Shares	Amount	Shares	Amount	Paid in Capital	Income(Loss)	Earnings (Deficit)	Total
Balance at December 31, 2011	2,779,810	$2,780	-	$-	$4,348,206	$47,921	$(1,587,427)	$2,811,480

Common stock issued for services	356,189	356	-	-	1,446,010	-	-	1,446,366

Common stock issued for cash	574,561	575	-	-	8,915,786	-	-	8,916,361

Foreign currency translation	-	-	-	-	-	13,705	-	13,705

Net loss 2012	-	-	-	-	-	-	(7,031,519)	(7,031,519)

Balance at December 31, 2012	3,710,560	$3,711	-	$-	$14,710,002	$61,626	$(8,618,946)	$6,156,393

Common stock issued for services	231,384	231	-	-	1,156,868	-	-	1,157,099

Common stock issued with PPM	1,434,778	1,435	-	-	8,990,956	-	-	8,992,391

Stock based compensation	93,416	93	-	-	736,559	-	-	736,652

Reverse merger with EastBridge	1,570,299	1,571	-	-	9,780,223	-	-	9,781,794

Contingent stock issuance	342,360	342	-	-	1,694,340	-	-	1,694,682

Accrual of restricted stock grants	-	-	-	-	255,993	-	-	255,993

Accrual of stock options	-	-	-	-	536,652	-	-	536,652

Unrecognized gain on investments	-	-	-	-	-	(198,200)	-	(198,200)

Foreign currency translation	-	-	-	-	-	78,650	-	78,650

Net loss 2013	-	-	-	-	-	-	(13,797,033)	(13,797,033)
Balance at December 31, 2013	7,382,797	$7,383	-	$-	$37,861,593	$(57,924)	$(22,415,979)	$15,395,073

The accompanying notes are an integral part of these consolidated financial statements.

CELLULAR BIOMEDICINE GROUP, INC.
(FORMERLY EASTBRIDGE INVESTMENT GROUP CORPORATION)
 CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Year Ended
	December 31,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(13,797,033)	$(7,031,519)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	841,235	102,045
Stock based compensation expense	4,381,077	1,446,368
Impairment of goodwill	4,258,967	-
Third party services received in exchange for disposition of investment stock	83,334
Loss recognized in excess of cash received on disposition of investment stock	138,909	-
Value of stock received for services	(3,500,000)	-
Deferred tax	(76,544)	-
Changes in operating assets and liabilities:
Accounts receivables	10,102	45,974
Other receivables	50,160	-
Inventory	(81,878)	6,388
Prepaid expenses and other assets	(38,793)	404,451
Other current assets	(84,661)	-
Long-term prepaid expenses and other assets	134,229	-
Accounts payables	40,862	(2,311,323)
Other current liabilities	186,464	-
Taxes payable	(10,121)	(121,100)
Accrued expenses	(739,839)	-
Deferred revenue	(251,834)	-
Net cash used in operating activities	(8,455,364)	(7,458,716)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of intangibles	(5,828)	(1,082,329)
Purchases of assets	(147,211)	(644,392)
Net cash used in investing activities	(153,039)	(1,726,721)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock	11,561,386	8,916,362
Repayment of advances from affiliate	(1,250)	-
Advances from affiliate	36,614	-
Net cash provided by financing activities	11,596,750	8,916,362

EFFECT OF EXCHANGE RATE CHANGES ON CASH	41,972	-

INCREASE (DECREASE) IN CASH	3,030,319	(269,075)
CASH, BEGINNING OF PERIOD	4,144,896	4,413,971
CASH, END OF PERIOD	$7,175,215	$4,144,896

SUPPLEMENTAL CASH FLOW INFORMATION

Non cash financing and investing activities:
Issuance of company stock for accrued liabilities and advances	$149,475	$-

The accompanying notes are an integral part of these consolidated financial statements.

CELLULAR BIOMEDICINE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

NOTE 1 – DESCRIPTION OF BUSINESS

Overview

As of February 6, 2013, our principal line of business is in the field of biomedicine.  Specifically, through our wholly-owned subsidiary Cellular Biomedicine Group Ltd. (BVI), we are involved in the development of new treatments for cancerous and degenerative diseases utilizing proprietary cell technologies, which include, without limitations, (i) TC-DC (tumor cell specific dendritic cells) for treatment of a broad range of cancers, (ii) haMPC (human adipose-derived mesenchymal progenitor cells) for treatment of joint disease, (iii) huMPC (human umbilical cord-derived mesenchymal progenitor cells), (iv) MNP (human embryo-derived motor neuron precursor cells) and NP (human embryo-derived motor neuronal precursor cells) for treatment of central nervous system diseases.  Leading up to our recent change of control, we were primarily engaged in financial consulting.  We continue to operate our financial consulting business under a wholly owned subsidiary, as discussed in further detail below.

Corporate History

Cellular Biomedicine Group, Inc., (formerly known as EastBridge Investment Group Corporation) (the “Company”) was originally incorporated in the State of Arizona on June 25, 2001 under the name ATC Technology Corporation.  ATC Technology Corporation changed its corporate name to EastBridge Investment Group Corporation in September 2005 and changed its business focus to providing investment related services in Asia, with a strong focus on high GDP growth countries, such as China.  The Company provides consulting services necessary for small to medium-sized companies to obtain capital to grow their businesses.  The Company assists its clients in locating investment banking, financial advisory and other financial services necessary to become public companies in the United States or find joint venture partners or raise capital to expand their businesses. While it still maintains its consulting services business, effective with the merger in the first quarter of 2013, the Company has shifted its focus to the field of biomedicine.

Reorganization and Share Exchange

Effective January 18, 2013, the Company completed its reincorporation from the State of Arizona to the State of Delaware (the “Reincorporation”).  The Company filed its Certificate of Incorporation and Certificate of Conversion with the Delaware Secretary of State on January 18, 2013.  In connection with the Reincorporation, each 100 shares of common stock of the Company was converted into 1 share, with the same effect as a 1:100 reverse stock split, effective on January 31, 2013.  Please refer to the Current Reports on Form 8-K, filed by the Company on January 25, 2013 and February 1, 2013.  All share and per share information in this 10-K, unless otherwise specified, are retroactively restated to reflect this conversion.

Merger with CBMG BVI

On November 13, 2012, EastBridge Investment Group Corporation, an Arizona corporation (“EastBridge”), CBMG Acquisition Limited, a British Virgin Islands company and the Company’s wholly-owned subsidiary (“Merger Sub”) and Cellular Biomedicine Group Ltd. (“CBMG BVI”), a British Virgin Islands company, entered into a Merger Agreement, pursuant to which CBMG BVI was the surviving entity in a merger with Merger Sub whereby CBMG BVI became a wholly owned subsidiary of the Company (the “Merger”).  The Merger was consummated on February 6, 2013 (the “Closing Date”).  Upon consummation of the Merger, CBMG BVI shareholders were issued 3,638,941 shares of common stock, par value $0.001 per share, of the Company (the “Company Common Stock”) constituting approximately 70% of the outstanding stock of the Company on a fully-diluted basis and the then current Company shareholders retained 30% of the Company on a fully-diluted basis.  Specifically, each of CBMG BVI’s ordinary shares (“CBMG BVI Ordinary Shares”) were converted into the right to receive 0.020019 shares of Company Common Stock.

Also in connection with the Merger, the Company created a new Delaware subsidiary named Eastbridge Investment Corp. (“Eastbridge Sub”).  Pursuant to a Contribution Agreement by and between the Company and Eastbridge Sub dated February 5, 2013, the Company contributed all of its then current assets and liabilities to Eastbridge Sub which continued the business and operations of the Company at the subsidiary level.  A copy of the Contribution Agreement is attached as Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on February 12, 2013.

As a result of the Merger, CBMG BVI and Eastbridge Sub became the two direct subsidiaries of the Company.

In connection with the Merger, effective March 5, 2013, the Company (formerly named “Eastbridge Investment Group Corporation”) changed its name to “Cellular Biomedicine Group, Inc.”.  In addition in March 2013, the Company changed its corporate headquarters to 530 University Avenue in Palo Alto, California.

NOTE 2 – BASIS OF PRESENTATION

As of February 6, 2013, in connection with the Merger, Cellular Biomedicine Group, Ltd. became the accounting acquirer thus resulting in a reverse merger for accounting purposes. Therefore, the accompanying financial statements are on a consolidated basis subsequent to February 6, 2013, but only reflect the operations of Cellular Biomedicine Group, Ltd. prior to the date of acquisition.

Its Biomedicine segment is progressing along the developmental path management intended. As anticipated, this segment has incurred significant losses during the years ended December 31, 2013, and 2012; and is expected to continue from 2014 to 2017, before we complete our clinical trials to embark on commercialization of the cell therapy. The Company has experienced negative cash flows from operations since the inception of the Company, and has been funded with capital raises. These circumstances result in substantial doubt as to the ability of the Company to continue as a going concern. Management plans to diligently achieve milestones with respect to the development of revenue generating activities from the Biomedicine segments completed clinical trials. The Company will need to obtain additional funding in the future in order to finance its business strategy, operations and growth through the issuance of equity, debt or collaboration, however, there can be no assurances that our efforts will prove successful. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

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

The Company has historically not recognized revenue for consulting services performed in exchange for shares of client stock until such shares are received as collectability has not been assured prior to receipt of such shares. At December 31, 2013, the Company has not recognized revenue for services that have been completed for which the Company is due to receive 8 million shares of Arem Pacific Corporation as such shares have not yet been received.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At December 31, 2013 and 2012, respectively, cash and cash equivalents include cash on hand and cash in the bank. At times, cash deposits may exceed government-insured limits.

Accounts Receivable

Accounts receivable represent amounts earned but not collected in connection with the Company’s Consulting segment sales as of December 31, 2013 and the Biomedicine segment sales as of December 31, 2012. The Company’s two segments may have account receivable balances at any given point in time. Account receivables are carried at their estimated collectible amounts.

The Company plans to follow the allowance method of recognizing uncollectible accounts receivable. The Company recognizes bad debt expense based on specifically identified customers and invoices that are anticipated to be uncollectable. At December 31, 2013 and December 31, 2012, an allowance was determined to not be needed as the Company is still performing clinical trials and has not yet generated revenues from its cell therapy candidates in the Biomedicine segment. Correspondingly the Company has not recorded any bad debt expense for the periods ended December 31, 2013 and December 31, 2012, respectively.

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

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Depreciation is provided for on the straight-line method over the estimated useful lives of the assets and begins when the related assets ranging from three to five years are placed in service. Maintenance and repairs that neither materially add to the value of the property nor appreciably prolong its life are charged to expense as incurred. Betterments or renewals are capitalized when incurred. Plant, property and equipment are reviewed each year to determine whether any events or circumstances indicate that the carrying amount of the assets may not be recoverable.

For the years ended December 31, 2013 and 2012, depreciation expense was $495,029 and $102,045, respectively.

Depreciation is provided for on the straight-line method generally over an estimated useful life of five years.

Goodwill and Other Intangibles

Goodwill represents the excess of the cost of assets acquired over the fair value of the net assets at the date of acquisition. Intangible assets represent the fair value of separately recognizable intangible assets acquired in connection with the Company’s business combinations. The Company evaluates its goodwill and other intangibles for impairment on an annual basis or whenever events or circumstances indicate that an impairment may have occurred. The Company performed its annual impairment test as of December 31, 2013 and determined that the goodwill was impaired and therefore recorded impairment expense of $4,258,967.

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

A full valuation allowance has been established against all net deferred tax assets as of December 31, 2013 based on estimates of recoverability. While the Company has optimistic plans for its business strategy, we determined that such a valuation allowance was necessary given the current and expected near term losses and the uncertainty with respect to the Company’s ability to generate sufficient profits from its business model.

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

Basic and Diluted Net Loss Per Share

Diluted income (loss) per share reflects potential dilution from the exercise or conversion of securities into common stock. The dilutive effect of the Company's share-based awards is computed using the treasury stock method, which assumes that all share-based awards are exercised and the hypothetical proceeds from exercise are used to purchase common stock at the average market price during the period. Share-based awards whose effects are anti-dilutive are excluded from computing diluted income (loss) per share.

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

Comprehensive Loss

We apply ASC No. 220, Comprehensive Income (ASC 220). ASC 220 establishes standards for the reporting and display of comprehensive income or loss, requiring its components to be reported in a financial statement that is displayed with the same prominence as other financial statements. Our comprehensive loss was $13,916,583 and $7,017,814 for the years ended December 31, 2013 and 2012, respectively.

Reclassification

Certain prior period amounts have been reclassified to conform to current year presentations. There was no change to previously reported stockholders’ deficit or net loss.

Recent Accounting Pronouncements

Recent accounting pronouncements that the Company has adopted or will be required to adopt in the future are summarized below.

In February 2013, the FASB issued ASU 2013-02, "Comprehensive Income – Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income." This update requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, entities are required to present, either on the face of the statement where net income is presented or in the notes to the financial statements, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, entities are required to cross-reference to the note where additional details about the effect of the reclassifications are disclosed. This ASU is effective prospectively for reporting periods beginning after December 15, 2012. The adoption of this guidance did not have a significant impact on the presentation of the Company's Consolidated Financial Statements.

In March 2013, the Financial Accounting Standards Board (""FASB"") issued ASU No. 2013-05, Foreign Currency Matters (Topic 830)—Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity, (""ASU 2013-05""). This amendment clarifies the applicable guidance for the release of cumulative translation adjustment into net earnings. When an entity ceases to have a controlling financial interest in a subsidiary or group of assets within a foreign entity, the entity is required to apply the guidance in ASC 830-30 to release any related cumulative translation adjustment into net earnings. Accordingly, the cumulative translation adjustment should be released into net earnings only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. ASU 2013-05 is effective prospectively for fiscal years, and interim reporting periods within those years, beginning after December 15, 2013. Early adoption is permitted as of the beginning of the entity's fiscal year. The Company will adopt ASU 2013-05 as of the beginning of calendar 2014 and does not expect the adoption of ASU 2013-05 to have a material impact on the Company's consolidated financial position, cash flows, or results of operations.

NOTE 4 – BUSINESS COMBINATION

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

The numbers in the table below have been adjusted from what was included in current year quarterly filings to reflect the impact of a pre-merger tax liability that was not recorded at the time of the merger.  This adjustment increased accrued expenses and goodwill by $750,000.  Current year quarterly filings have not been restated to reflect this change as this adjustment did not have a material impact on prior quarters.
The following table presents the initial allocation of the purchase price of EastBridge by Cellular Biomedicine:

Cash	$2,568,995
Other current assets	50,000
Investments	2,026,334
Goodwill	7,558,533
Total assets acquired	12,203,862

Accounts payable	(149,098)
Accrued expenses	(1,906,223)
Deferred revenue	(251,834)
Advances payable to related party	(32,635)
Other current liabilities	(5,734)
Deferred tax liability non-current	(76,544)
Total liabilities assumed	(2,422,068)
Net assets acquired	$9,781,794

The following unaudited pro forma consolidated results of operations for the years ended December 31, 2013 and 2012 have been prepared as if the acquisition of EastBridge had occurred on January 1, 2012.

	Year Ended December 31, 2013			Year Ended December 31, 2012
	CBMG	EastBridge	Pro forma	CBMG	EastBridge	Pro forma
	As stated	Pro forma Adjustment	Consolidated	As stated	Pro forma Adjustment	Consolidated
Net revenue	$4,069,500	$-	$4,069,500	$273,620	$9,368,771	$9,642,391
Net income (loss)	(13,797,033)	(230,707)	(14,027,740)	(7,031,519)	9,357,455	2,325,936

Weighted average shares
Basic	5,792,888	-	5,792,888	3,134,833	1,561,422	4,696,255
Diluted	5,792,888	-	5,792,888	3,134,833	1,561,422	4,696,255
Earnings per share
Basic	$(2.38)	$-	$(2.42)	$(2.24)	$5.99	$0.50
Diluted	$(2.38)	$-	$(2.42)	$(2.24)	$5.99	$0.50

NOTE 5 – VARIABLE INTEREST ENTITY

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

The Company has aggregated the financial information of CBMG Shanghai in the table below. The aggregate carrying value of CBMG Shanghai’s assets and liabilities (after elimination of intercompany transactions and balances) in the Company’s consolidated balance sheets as of December 31, 2013 and 2012 are as follows:

	December 31,	December 31,
	2013	2012
Assets
Cash	$9,100	$10,183
Other receivable	50,383	51,949
Inventory	26,526	33,232
Prepaid expenses	33,015	4,420
Other current assets	84,661	-
Total current assets	203,685	99,784

Property, plant and equipment, net	772,872	1,082,358
Intangibles	54,793	79,468
Other assets	-	39,615
Total assets	$1,031,350	$1,301,225

Liabilities and Stockholders' Equity
Liabilities:
Accounts payable	$24,868	$16,004
Other payable	268,301	539,244
Payroll accrual	74,384	-
Tax payable	20,150	-
Total liabilities	$387,703	$555,248

NOTE 6 – OTHER CURRENT ASSETS

Other Receivables

The Company pays deposits on various items relating to office expenses. Management has classified these deposits as receivables as the intention is to recover these deposits in less than 12 months. As of December 31, 2013 and 2012 the amounts of other receivables was $78,521 and $128,681, respectively.

NOTE 7 – INVENTORY

At December 31, 2013 and 2012, inventory consisted of the following:

	December 31, 2013	December 31, 2012
Raw materials	$27,979	$37,241
Goods in transit	91,140	-
	$119,119	$37,241

This inventory is from the biomedicine segment. The consulting segment does not have inventory.

NOTE 8 – PROPERTY, PLANT AND EQUIPMENT

As of December 31, 2013 and 2012, property, plant and equipment, carried at cost, consisted of the following:

	December 31, 2013	December 31, 2012

Office equipment	$17,100	$16,586
Manufacturing equipment	775,449	644,909
Computer equipment	38,147	32,504
Leasehold improvements	1,049,889	762,579
Construction work in process	18,645	-
	1,899,230	1,456,578
Less: accumulated depreciation	(884,425)	(129,696)
	$1,014,805	$1,326,882

Depreciation expense for the years ended December 31, 2013, and 2012 was $495,029 and $102,045 respectively.

NOTE 9 – FAIR VALUE ACCOUNTING

Assets measured at fair value on a recurring basis as of December 31, 2013 and 2012 are summarized as follows:

	2013
	Fair Value Measurements at Reporting Date Using:
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Equity position in Alpha Lujo, Inc.	$107,118	$107,118	$-	$-
Equity position in Arem Pacific Corporation	3,500,000	3,500,000	-	-
Equity position in Wonder International Education & Investment Group Corporation	1,498,773	1,498,773	-	-
	$5,105,891	$5,105,891	$-	$-

2012
Fair Vaue Measurements at Reporting Date Using:
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Investment Type 1	$-	$-	$-	$-
Investment Type 2	-	-	-	-
	$-	$-	$-	$-

During the year ended December 31, 2013, the Company received and continues to hold 5,000,000 shares of Arem Pacific Corporation as compensation for services performed by the Company’s Consulting Segment. As of December 31, 2013, the Company holds 2,142,350 and 2,141,105 shares in Alpha Lujo, Inc. and Wonder International Education and Investment Group Corporation, respectively. The Company has valued these shares at the closing OTCBB quoted price on December 31, 2013. As such, the estimated fair values of these financial instruments subsequent to the reporting date may be different than the amounts reported at period end. No such assets existed as of December 31, 2012.

NOTE 10 – INTANGIBLE ASSETS

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

As of December 31, 2013 and 2012, intangible assets, consisted of the following:

Patents
	December 31, 2013	December 31, 2012
Cost basis	$1,020,577	$1,034,487
Less: accumulated amortization	(475,381)	(140,018)
	$545,196	$894,469

Software
	December 31, 2013	December 31, 2012
Cost basis	$57,031	$47,842
Less: accumulated amortization	(12,479)	(1,414)
	$44,552	$46,428

Trademark
	December 31, 2013	December 31, 2012
Cost basis	$11,708	$-
Less: accumulated amortization	-	-
	$11,708	$-

All software is provided by a third party vendor, is not internally developed, and has an estimated useful life of 5 years. Patents are amortized using an estimated useful life of 3 to 5 years. Amortization expense for the years ended December 31, 2013 and 2012 was $346,206 and $141,432, respectively. Estimated amortization expense for each of the ensuing years are as follows for the years ending December 31:

Year ending December 31,	Amount
2014	$342,920
2015	221,452
2016	9,582
2017 and thereafter	15,794
$589,748

NOTE 11 – LEASES

Our corporate headquarters are located at 530 University Avenue in Palo Alto, California. We currently pay rent in the amount of $1,400 per month on a month-to-month basis.

As a result of the Merger, the Company inherited the following lease obligations. The Company is leasing office space in Scottsdale, Arizona under a two year non-cancelable operating lease agreement initiated in August 2012. The monthly rent amount is $776 and expires in July 2014.  In 2012, the Company agreed to continue the lease agreement for housing in Beijing. This lease continues on a month-to-month basis. Rent expense for the year ended December, 2013 was $37,134, including events to related parties described in Note 12.

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

As of December 31, 2013, the Company has the following future minimum lease payments due under the foregoing lease agreements:

Year ending December 31,	Amount
2014	$347,334
$347,334

NOTE 12 – RELATED PARTY TRANSACTIONS

During the year ended December 31, 2013, the Company paid $1,493,439 to the executives of the consulting segment subsidiary to settle all outstanding accrued compensation liabilities. The executive employment agreements and deferred compensation arrangements discussed in Note 14 is incorporated into this Note 12.

The net balance due to related parties is $67,999 as of December 31, 2013, representing $37,784 for combined advances from the Company’s executives and $30,215 to a subsidiary of Global Health, CBMG’s largest shareholder. No such amounts are reflected as of December 31, 2012.

The Company received income from the Subsidiaries of Global Health and Cell Storage for cell kits with cell processing and storage of $204,914. This accounts for the entire fiscal year revenue of the Biomedicine segment.

NOTE 13 – EQUITY

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

Immediately prior to the reverse merger the company had 1,570,299 shares outstanding. The Company issued 3,638,941 shares in connection with the merger. See Note 1 for a discussion of the accounting for the merger.

During the year ended December 31, 2013, the Company issued 231,384 shares of common stock to third parties for services rendered. The Company expensed $1,157,099 in connection with these issuances based on the quoted market prices on the dates of issuance.

During the year ended December 31, 2013, the Company issued 65,000 shares of common stock, to the former officers and employee of the Company. The Company expensed $386,250 in connection with these issuances based on the quoted market prices on the dates of issuance

During the year ended December 31, 2013, the Company issued 71,814 shares of common stock to employees that had earned these shares as compensation as of the date of merger. The Company expensed $350,402 in connection with these issuances based on the quoted market prices on the dates of issuance.

During the years ended December 31, 2013 and 2012, the Company expensed $792,645 and $1,184,192, respectively, associate with unvested restricted and option awards that generally vest over a three year period.

During year ended December 31, 2013, the Company issued 342,360 shares of common stock to specific stockholders as the Company did not achieve ten Phase II clinical trials by March 31, 2013 in accordance with the terms and conditions of certain private placement agreements entered into by private investors in CBMG BVI and assumed by the Company. The Company expensed $1,694,682 in connection with these issuances based on the quoted market prices on the dates of issuance. There are no further milestones that would require additional stock issuances.

On July 24, 2013, the Company entered into a Subscription Agreement with selected investors (the “Purchasers”) that met the criteria as “Accredited Investors” as defined in Rule 501(a) of Regulation D under the Securities Act of 1933 (the “Act”), and other investors who met the criteria as “non-U.S. persons” who agreed to comply with the applicable requirements of Regulation S under the Act. The Company offered to sell up to an aggregate of 1,194,030 shares of the Company’s common stock, $0.001 par value. During the three months ended September 30, 2013, the Company issued to the Purchasers an aggregate of 597,763 shares of common stock at a price per share of $6.70 for an aggregate purchase price of $4,005,072. Additional information regarding this financing appears in the Company’s Form 8-K filed on July 25, 2013.

On December 13, 2013, the Company entered into several Subscription Agreements with selected investors (the “Purchasers”) that met the criteria as “Accredited Investors” as defined in Rule 501(a) of Regulation D under the Securities Act of 1933 (the “Act”), and other investors who met the criteria as “non-U.S. persons” who agreed to comply with the applicable requirements of Regulation S under the Act. As a result of these transactions, the Company issued to the Purchasers an aggregate of 837,105 shares of common stock, with a par value of $0.001, at a price per share of $6.70 for an aggregate purchase price of $5,608,024. Additional information regarding this financing appears in the Company’s Form 8-K filed on December 16, 2013.

During the years ended December 31, 2013 and 2012, the Company issued 1,434,778 and 574,561 shares of common stock, respectively, for cash in the amount of $8,992,391 and $8,916,361, respectively, net of fees.

NOTE 14 – COMMITMENTS AND CONTINGENCIES

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

NOTE 15  – STOCK BASED COMPENSATION

Our stock-based compensation arrangements include grants of stock options and restricted stock awards under the Stock Option Plan (the “2009 Plan”,“2011 Plan”, and the “2013 Plan”), and certain awards granted outside of these plans. Refer to the 8K filed December 16, 2013 and the Super 8K filed December 31, 2013, for further information on our stock-based compensation arrangements. The compensation cost that has been charged against income related to stock-based compensation (including shares issued for services and expense true-ups and reversals described in Note 13) for the year ended December 31, 2013 was $1,529,297and is included in general and administrative expense in our Consolidated Statements of Operations. As indicted in  Note 13, the Company recognized expense of $992,645 associated with restricted stock expense awards for the year ended December 31, 2012.  As of December 31, 2013, there was $2,206,643 of total unrecognized compensation cost related to an aggregate of 624,330 of non-vested stock option awards and $248,431 related to an aggregate of 23,286 of non-vested restricted stock awards.  These costs are expected to be recognized over a weighted-average period of 2.1 years for the stock options awards and 1.6 years for the restricted stock awards.

During the year ended December 31, 2013, the Company issued options under the 2011 and 2013 Plans to purchase an aggregate of 705,073 shares of the Company’s common stock to officers, directors and employees. The grant date fair value of these options was $2,744,482 using Black-Scholes option valuation models with the following assumptions: exercise price equal to the grant date stock price of $3.00 to $7.23, volatility 131%, expected life 6.0 years, and risk-free rate of 1.01% to 1.90%. The Company is expensing these options on a straight-line basis over the requisite service period.

The following table summarizes stock option activity as of December 31, 2013 and 2012:

	Number of Units	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Outstanding at December 31, 2012	-	$-	-	$-
Grants	705,073	4.19	9.2	735,132
Forfeitures	-	-	-	-
Exercises	-	-	-	-
Outstanding at December 31, 2013	705,073	$4.19	9.2	$735,132

Vested and exercisable at December 31, 2013	80,743	$3.36	9.2	$145,966

Exercise		Number of Shares
Price		Outstanding	Exerciseable

$3.00 - $4.95		350,883	70,328
$5.00	+	354,190	10,415

		705,073	80,743

NOTE 16 – NET INCOME (LOSS) PER SHARE

Basic and diluted net loss per common share is computed on the basis of our weighted average number of common shares outstanding, as determined by using the calculations outlined below:

	For the Year Ended
	December 31,
	2013	2012

Net income (loss)	$(13,797,033)	$(7,031,519)

Weighted average shares of common stock	5,792,888	3,134,833
Dilutive effect of stock options	-	-
Restricted stock vested not issued	-	-
Common stock and common stock equivalents	5,792,888	3,134,833

Net income (loss) per basic share	$(2.38)	$(2.24)
Net income (loss) per diluted share	$(2.38)	$(2.24)

NOTE 17 – INCOME TAXES

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period during which such rates are enacted.

The Company considers all available evidence to determine whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become realizable. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carry-forward periods), and projected taxable income in assessing the realizability of deferred tax assets. In making such judgments, significant weight is given to evidence that can be objectively verified. Based on all available evidence, in particular our three-year historical cumulative losses, recent operating losses and an expected U.S. pre-tax loss for the fiscal year ending December 31, 2013, we recorded a valuation allowance against our U.S. net deferred tax assets. In order to fully realize the U.S. deferred tax assets, we will need to generate sufficient taxable income in future periods before the expiration of the deferred tax assets governed by the tax code.

The following represent components of the current tax expense for the year ended December 31, 2013, while for the year ended December 31, 2012 the Company incurred losses and a full valuation allowance was applied and as a result no tax expense was recorded.

Book Income (loss) before taxes
Foreign	$(6,123,214)
Domestic	(7,329,373)
$(13,452,587)

December 31,
2013
Current tax expense:
US federal	$339,856
US state	4,590
Total current tax expense	$344,446

The following represent components of net deferred tax assets at December 31, 2013 and 2012:

	December 31,	December 31,
	2013	2012
Deferred tax assets:
Net operating loss carryforwards (offshore)	$2,811,207	$1,684,217
Accrued compensation (US)	294,127
Stock options (US)	1,909,635

Deferred tax liabilities

Subtotal	$5,014,969	$1,684,217
Less: valuation allowance	$(5,014,969)	$(1,684,217)
Net deferred tax asset	$-	$-

In each period since inception, the Company has recorded a valuation allowance for the full amount of net deferred tax assets, as the realization of deferred tax assets is uncertain. As a result, the Company has not recorded any federal or state income tax benefit in the consolidated statements of comprehensive income (loss).

As of December 31, 2013, the Company had net operating loss carryforwards of $11.2 million for Chinese income tax purposes which are set to expire in 2018. All deferred income tax expense is offset by changes in the valuation allowance pertaining to the Company's existing net operating loss carryforwards.  The Company's effective tax rate differs from statutory rates of 35% for U.S. federal income tax purposes and 25% for Chinese income tax purposes due to the effects of the valuation allowance and certain permanent differences as it pertains to book-tax differences in the value of client shares received for services.

The following table summarizes a reconciliation of Income tax expense (benefit) compared with the amounts at the U.S. federal statutory rate:

Effective Tax Rate Reconciliation
Federal tax statutory rate	(35.00%	)
Goodwill impairment	12.51%
Foreign tax rate difference	4.55%
Change in valuation allowance	24.76%
Other	(4.26%)

Provisional rate	2.56%

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

NOTE 18 – SEGMENT INFORMATION

    The Company operates two business units, biomedicine and consulting. The biomedicine business unit is in development stage, conducting research and development activities to commercialize stem cell and immune cell therapeutics, related tools and products. The majority of the biomedicine unit operations are located in the People’s Republic of China. The majority of all tangible and intangible assets other than goodwill are contained in the Biomedicine business unit. The Company’s consulting business unit provides services to foreign and domestic companies seeking access to the U.S. capital markets and contains long-term investments and goodwill. As of December 31, 2013, substantially all revenue generating activities of the company are conducted in the U.S. by the consulting business unit and the biomedicine business unit has yet to begin generating revenue from its principal operations. Management operates these two business units as a single unit and does not prepare discrete financial statement information below the cost of revenue for each unit, accordingly, the Company effectively only has one operating segment. During 2014, we expect to further refine how we manage these business units and will develop discrete financial information at an operational level. Once that is accomplished, we expect that we will report each business unit as an operating segment.

The following table outlines the revenue and noncurrent assets for each of the Company’s business units for the years ended December 31, 2013 and 2012:

	For the Year Ended December 31, 2013
	Biomedicine	Consulting	Corporate	Total
Net sales and revenue	$204,914	$3,864,586	$-	$4,069,500

Non current assets
Fixed assets and Intangibles, net	$1,616,261	$-	$-	1,616,261
Goodwill	$-	$3,299,566	$-	3,299,566

	For the Year Ended December 31, 2012
	Biomedicine	Consulting	Corporate	Total
Net sales and revenue	$273,620	$-	$-	$273,620

Non current assets
Fixed assets and Intangibles, net	$2,267,779	$-	$-	2,267,779
Goodwill	$-	$-	$-	-

NOTE 19 – SUBSEQUENT EVENTS

In January 2014, Tony Liu began serving as the Company’s Chief Financial Officer and Secretary. See Mr. Liu’s full history with the company in Part III, Item 10. Directors, Executive Officers and Corporate Governance.

On March 14, 2014, EastBridge Investment Corp. (EastBridge) entered into an agreement with BOA Consult Inc. (BOA) to assist CHS Devulcanisations SA with being listed on the U.S. stock market on the U.S. Securities and Exchange Commission (SEC) approved OTCQB market (small enterprise market). When CHS Devulcanisations’ net profit reaches $5 million or more, EastBridge will sponsor CHS Devulcanisations to list on the SEC approved NASDAQ or New York Stock Exchange.