Form 10-Q
period 2014-03-31
Cellular Biomedicine Group, Inc.
filed 2014-05-15
CIK 1378624

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-52282

CELLULAR BIOMEDICINE GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware	86-1032927
State of Incorporation	IRS Employer Identification No.

530 University Avenue, #17
Palo Alto, California 94301
(Address of principal executive offices)

(650) 566-5064
(Registrant’s telephone number)

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

As of May 2, 2014, there were 7,580,831 shares of common stock, par value $.001 per share issued and outstanding.

 CELLULAR BIOMEDICINE GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	December 31,
	2014	2013

Assets
Cash and cash equivalents	$5,957,304	$7,175,215
Accounts receivable	34,581	10,581
Other receivable	150,903	78,521
Inventory	133,689	119,119
Prepaid expenses	177,336	56,911
Other current assets	131,304	134,661
Total current assets	6,585,117	7,575,008

Investments	6,184,040	5,105,891
Property, plant and equipment, net	895,271	1,014,805
Goodwill	3,299,566	3,299,566
Intangibles, net	506,889	601,456
Long-term prepaid expenses and other assets	300,186	-
Total assets (1)	$17,771,069	$17,596,726

Liabilities and Stockholders' Equity

Liabilities:
Accounts payable	$177,367	$213,891
Accrued expenses	286,617	503,717
Advances payable to related party	34,542	67,999
Other current liabilities	1,320,479	1,416,046
Total current liabilities	1,819,005	2,201,653

Total liabilities (1)	1,819,005	2,201,653

Stockholders' equity:

Preferred stock, par value $.001, 50,000,000 shares
authorized; none issued and outstanding as of
March 31, 2014 and December 31, 2013, respectively	-	-

Common stock, par value $.001, 300,000,000 shares authorized;
7,580,831 and 7,382,797 issued and outstanding
as of March 31, 2014 and December 31, 2013, respectively	7,581	7,383
Additional paid in capital	39,398,178	37,861,593
Accumulated deficit	(22,862,510)	(22,415,979)
Accumulated other comprehensive loss	(591,185)	(57,924)
Total stockholders' equity	15,952,064	15,395,073

Total liabilities and stockholders' equity	$17,771,069	$17,596,726
_______________
(1)
The Company’s consolidated assets as of March 31, 2014 and December 31, 2013 included $1,078,430 and $1,031,350, respectively, of assets of variable interest entities, or VIEs, that can only be used to settle obligations of the VIEs.  Each of the following amounts represent the balances as of March 31, 2014 and December 31, 2013, respectively.  These assets include cash and cash equivalents of $62,170 and $9,100; other receivables of $90,646 and $50,383; inventory of $30,043 and $26,526; prepaid expenses of $66,048 and $33,015; other current assets of $81,137 and $84,661 property, plant and equipment, net, of $663,615 and $772,872; intangibles of $51,363 and $54,793, and long-term prepaid expenses and other assets of $33,408 and $0.  The Company’s consolidated liabilities as of March 31, 2014 and December 31, 2013 included $303,567 and $387,703, respectively, of liabilities of the VIEs whose creditors have no recourse to the Company.   These liabilities include accounts payable of $22,057 and $24,868; other payables of $125,763 and $268,301; payroll accrual of $155,747 and $74,384; and tax payable of $0 and $20,150. See further description in Note 5, Variable Interest Entity.

The accompanying notes are an integral part of these condensed consolidated financial statements.

CELLULAR BIOMEDICINE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	For the Three Months Ended
	March 31,
	2014	2013

Net sales and revenue:
Biomedical	$61,051	$-
Consulting	1,636,746	-

Total sales and revenue	1,697,797	-

Operating expenses:
Biomedical cost of sales	40,600	-
Consulting operating expenses	207,206	403,944
General and administrative	1,382,513	4,179,753
Selling and marketing	31,065	28,701
Research and development	498,147	480,505
Total operating expenses	2,159,531	5,092,903
Operating loss	(461,734)	(5,092,903)

Other income (expense):
Interest expense	-	(257,438)
Interest income	269	971
Other income (expense)	14,934	(66,676)
Total other income (expense)	15,203	(323,143)
Loss before taxes	(446,531)	(5,416,046)

Income tax expense	-	-
Net loss	$(446,531)	$(5,416,046)
Other comprehensive loss:
Cumulative translation adjustment	(11,813)	(1,960)
Unrecognized loss on investments	(521,448)	(622,320)
Comprehensive loss	$(979,792)	$(6,040,326)

Earnings per share:
Basic	$(0.06)	$(1.16)
Diluted	$(0.06)	$(1.16)

Weighted average common shares outstanding:
Basic	7,494,815	4,668,283
Diluted	7,494,815	4,668,283

The accompanying notes are an integral part of these condensed consolidated financial statements.

CELLULAR BIOMEDICINE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended
	March 31,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(446,531)	$(5,416,046)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	217,064	216,751
Loss on disposal of assets	12,313	-
Stock based compensation expense	279,445	710,402
Amortization of deferred stock compensation	35,358	125,179
Common stock issued for services	-	1,776,681
Loss recognized in excess of cash received on disposition of investment stock	5,203	60,625
Value of stock received for services	(1,610,000)	-
Deferred tax	-	(10,622)
Changes in operating assets and liabilities:
Accounts receivables	(24,000)	20,683
Investments	5,200	-
Other receivables	(72,382)	(11,615)
Inventory	(14,570)	(1,596)
Prepaid expenses and other assets	(120,425)	(63,057)
Other current assets	3,357	-
Long-term prepaid expenses and other assets	(300,186)	14,802
Accounts payables	(36,524)	(57,128)
Other current liabilities	(95,567)	(117,478)
Accrued expenses	(217,100)	927,507
Net cash used in operating activities	(2,379,345)	(1,824,912)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of business, net of cash acquired	-	2,568,995
Proceeds from the sale of assets	-	8,267
Purchases of intangibles	-	(1,722)
Purchases of assets	(19,342)	(35,219)
Net cash (used in) provided by investing activities	(19,342)	2,540,321

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock	1,221,980	-
Advances to affiliate	-	(725)
Repayment of advances from affiliate	(33,457)	-
Net cash provided by (used in) financing activities	1,188,523	(725)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(7,747)	(1,960)

(DECREASE) INCREASE IN CASH	(1,217,911)	712,724
CASH, BEGINNING OF PERIOD	7,175,215	4,144,896
CASH, END OF PERIOD	$5,957,304	$4,857,620

SUPPLEMENTAL CASH FLOW INFORMATION

Non cash financing and investing activities:
Issuance of company stock for accrued liabilities and advances	$-	$82,000
Issuance of stock for services	$-	$1,776,681

 The accompanying notes are an integral part of these condensed consolidated financial statements.

CELLULAR BIOMEDICINE GROUP, INC.
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF BUSINESS

As used in this quarterly report, "we", "us", "our", "CBMG", "Company" or "our company" refers to Cellular Biomedicine Group, Inc. and, unless the context otherwise requires, all of its subsidiaries.

Overview

Cellular Biomedicine Group, Inc. is primarily a biomedicine company, principally engaged in the development of new treatments for cancerous and degenerative diseases utilizing proprietary cell-based technologies.  Our technology includes four cell platforms: (i) TC-DC (tumor cell specific dendritic cells) for treatment of a broad range of cancers, (ii) haMPC (human adipose-derived mesenchymal progenitor cells) for treatment of joint disease, (iii) huMPC (human umbilical cord-derived mesenchymal progenitor cells), (iv) MNP (human embryo-derived motor neuron precursor cells) and NP (human embryo-derived neuronal precursor cells) for treatment of central nervous system diseases.

We are focused on developing and marketing safe and effective cell-based therapies based on our cellular platforms, to treat serious chronic and degenerative diseases including cancers, orthopedic diseases including osteoarthritis and tissue damage, spinal muscular atrophy, various inflammatory diseases and metabolic diseases. We have developed proprietary practical knowledge in the use of cell-based therapeutics that we believe could be used to help a great number of people suffering from serious chronic diseases. We have two therapies undergoing clinical studies in China: stem cell based therapies to treat knee osteoarthritis (“KOA”) and an immune cell therapy to treat liver cancer (“HCC”). We have initiated preclinical studies in asthma.

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

Corporate History

Cellular Biomedicine Group, Inc., (formerly known as EastBridge Investment Group Corporation) was originally incorporated in the State of Arizona on June 25, 2001 under the name ATC Technology Corporation. ATC Technology Corporation changed its corporate name to EastBridge Investment Group Corporation in September 2005 and changed its business focus to providing investment related services in Asia, with a strong focus on high GDP growth countries, such as China. The Company provides consulting services necessary for small to medium-sized companies to obtain capital to grow their businesses. The Company assists its clients in locating investment banking, financial advisory and other financial services necessary to become public companies in the United States or find joint venture partners or raise capital to expand their businesses. While it still maintains its consulting services business, effective with the merger in the first quarter of 2013, the Company has shifted its focus to the field of biomedicine.

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

Merger with CBMG BVI

On November 13, 2012, EastBridge Investment Group Corporation, an Arizona corporation (“EastBridge”), CBMG Acquisition Limited, a British Virgin Islands company and the Company’s wholly-owned subsidiary (“Merger Sub”) and Cellular Biomedicine Group Ltd. (“CBMG BVI”), a British Virgin Islands company, entered into a Merger Agreement, pursuant to which CBMG BVI was the surviving entity in a merger with Merger Sub whereby CBMG BVI became a wholly-owned subsidiary of the Company (the “Merger”). The Merger was consummated on February 6, 2013 (the “Closing Date”). Upon consummation of the Merger, CBMG BVI shareholders were issued 3,638,941 shares of common stock, par value $0.001 per share, of the Company (the “Company Common Stock”) constituting approximately 70% of the outstanding stock of the Company on a fully-diluted basis and the then current Company shareholders retained approximately 30% of the Company on a fully-diluted basis. Specifically, each of CBMG BVI’s ordinary shares (“CBMG BVI Ordinary Shares”) were converted into the right to receive 0.020019 shares of Company Common Stock.

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

As a result of the Merger: CBMG BVI and EastBridge Sub became the two direct subsidiaries of the Company.

In connection with the Merger, effective March 5, 2013, the Company (formerly named “EastBridge Investment Group Corporation”) changed its name to “Cellular Biomedicine Group, Inc.” In addition in March 2013, the Company changed its corporate headquarters to 530 University Avenue in Palo Alto, California.

Since the 2013 Merger, we have operated our business in two separate reportable segments: (i) Biomedicine Cell Therapy (“Biomedicine”); and (ii) Financial Consulting (“Consulting”).  Our Consulting segment is conducted through EastBridge Sub.

NOTE 2 – BASIS OF PRESENTATION

As of February 6, 2013, in connection with the Merger, Cellular Biomedicine Group, Ltd. became the accounting acquirer thus resulting in a reverse merger for accounting purposes. Therefore, the accompanying financial statements are on a consolidated basis subsequent to February 6, 2013, but only reflect the operations of CBMG BVI prior to the date of acquisition.

Its Biomedicine segment is progressing along the developmental path management intended.  As anticipated, this segment has incurred significant losses during the three months ended March 31, 2014; and is expected to continue from 2014 to 2017, before we complete our clinical trials to embark on commercialization of the cell therapy. The Company has experienced negative cash flows from operations since the inception of the Company, and has been funded with capital raises. These circumstances result in substantial doubt as to the ability of the Company to continue as a going concern. Management plans to diligently achieve milestones with respect to the development of revenue generating activities from the Biomedicine segment upon completion of the clinical trials. The Company will need to obtain additional funding in the future in order to finance its business strategy, operations and growth through the issuance of equity, debt or collaboration, however, there can be no assurances that our efforts will prove successful. The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying Condensed Consolidated Financial Statements of the Company and its subsidiaries, which are unaudited, include all normal and recurring adjustments considered necessary to present fairly the Company’s financial position as of March 31, 2014 and the results of its operations and its cash flows for the periods presented. The unaudited Condensed Consolidated Financial Statements herein should be read together with the historical consolidated financial statements of the Company for the years ended December 31, 2013 and 2012 included in our Annual Report on Form 10-K for the year ended December 31, 2013. Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

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

For its Consulting segment, the Company engages in listing contracts with its clients which provide for the payment of fees, either in cash or equity, upon the achievement of certain milestones by the client, including, but not limited to the successful completion of a financial statement audit, the successful listing on a national stock exchange or over-the-counter market and the maintenance of ongoing 1934 Act reporting requirements with the Securities and Exchange Commission. In some instances, payment may be made in advance of performance; however, such payment is often refundable in the event that milestones are not reached. The Company recognizes revenue as milestones are reached in accordance with FASB’s ASC No. 605-28-25. Such guidance stipulates that revenue be recognized for individual elements in a multiple deliverable arrangement using the relative selling price method. The Company relies on internal estimates of the relative selling price of each element as objective third-party evidence is unattainable.

    The Company has historically not recognized revenue for consulting services performed in exchange for shares of client stock until such shares are received as collectability has not been assured prior to receipt of such shares. At March 31, 2014, the Company has not recognized revenue for services that have been completed for which the Company is due to receive 5 million shares of Arem Pacific Corporation as such shares have not yet been received.

For its Biomedicine segment, the Company recognizes revenue when pervasive evidence of an arrangement exists, the price is fixed and determinable, collection is reasonably assured and delivery of products or services has been rendered. Based on current estimates we expect our biomedicine business to generate revenues primarily from the development of therapies for the treatment of KOA within the next three years and HCC within the next three to five years.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At March 31, 2014 and December 31, 2013, cash and cash equivalents include cash on hand and cash in the bank. At times, cash deposits may exceed government-insured limits.

Accounts Receivable

Accounts receivable represent amounts earned but not collected in connection with the Company’s Consulting segment sales. The Company’s Consulting and Biomedicine segments may have account receivable balances at any given point in time. Account receivables are carried at their estimated collectible amounts.

The Company plans to follow the allowance method of recognizing uncollectible accounts receivable. The Company recognizes bad debt expense based on specifically identified customers and invoices that are anticipated to be uncollectable. At March 31, 2014 and December 31, 2013, an allowance was determined to not be needed as the Company is still performing clinical trials and has not yet generated revenues from its cell therapy candidates in the Biomedicine segment. Correspondingly, the Company has not recorded any bad debt expense for the three months ended March 31, 2014 and the year ended December 31, 2013.

Inventory

Inventory consists of finished goods, raw materials, work-in-process, and low value consumable materials. Inventory is initially recognized at cost and subsequently at the lower of costs and net realizable value. First-in first-out cost is used to determine the cost. Finished goods are comprised of direct materials, direct labor, depreciation and manufacturing overhead. Net realizable value is the estimated selling price, in the ordinary course of business, less estimated costs to complete and dispose. The Company regularly inspects the shelf life of prepared finished goods and, if necessary, writes down their carrying value based on their salability and expiration dates into cost of goods sold.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Depreciation is provided for on the straight-line method over the estimated useful lives of the assets ranging from three to five years and begins when the related assets are placed in service. Maintenance and repairs that neither materially add to the value of the property nor appreciably prolong its life are charged to expense as incurred. Betterments or renewals are capitalized when incurred. Plant, property and equipment are reviewed each year to determine whether any events or circumstances indicate that the carrying amount of the assets may not be recoverable.

For the three months ended March 31, 2014 and 2013, depreciation expense was $130,392 and $131,415, respectively.

Goodwill and Other Intangibles

Goodwill represents the excess of the cost of assets acquired over the fair value of the net assets at the date of acquisition. Intangible assets represent the fair value of separately recognizable intangible assets acquired in connection with the Company’s business combinations. The Company evaluates its goodwill and other intangibles for impairment on an annual basis or whenever events or circumstances indicate that an impairment may have occurred. The Company intends to perform its annual impairment test in the fourth quarter of 2014. As of March 31, 2014, no impairment has been recorded with respect to any goodwill or intangible assets.

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

A full valuation allowance has been established against all net deferred tax assets as of March 31, 2014 based on estimates of recoverability. While the Company has optimistic plans for its business strategy, we determined that such a valuation allowance was necessary given the current and expected near term losses and the uncertainty with respect to the Company’s ability to generate sufficient profits from its business model.

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

At March 31, 2014, the Company does not currently hold any non-marketable investments.

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

Foreign Currency Translation

The Company's financial statements are presented in U.S. dollars ($), which is the Company’s reporting currency, while some of the Company’s subsidiaries’ functional currency is Chinese Renminbi (“RMB”). Transactions in foreign currencies are initially recorded at the functional currency rate ruling at the date of transaction. Any differences between the initially recorded amount and the settlement amount are recorded as a gain or loss on foreign currency transaction in the consolidated statements of income. Monetary assets and liabilities denominated in foreign currency are translated at the functional currency rate of exchange ruling at the balance sheet date. Any differences are taken to profit or loss as a gain or loss on foreign currency translation in the statements of income. In accordance with ASC 830, Foreign Currency Matters, the Company translates the assets and liabilities into USD from RMB using the rate of exchange prevailing at the applicable balance sheet date and the statements of income and cash flows are translated at an average rate during the reporting period. Adjustments resulting from the translation are recorded in shareholders' equity as part of accumulated other comprehensive income. The People’s Republic of China (“PRC”) government imposes significant exchange restrictions on fund transfers out of the PRC that are not related to business operations. These restrictions have not had a material impact on the Company because it has not engaged in any significant transactions that are subject to the restrictions.

Comprehensive Loss

We apply ASC No. 220, Comprehensive Income (“ASC 220”). ASC 220 establishes standards for the reporting and display of comprehensive income or loss, requiring its components to be reported in a financial statement that is displayed with the same prominence as other financial statements. Our accumulated comprehensive loss was $591,185 and $57,924 as of the periods ended March 31, 2014 and December 31, 2013, respectively.

Reclassification

Certain prior period amounts have been reclassified to conform to current year presentations. There was no change to previously reported accumulated deficit or net loss.

Recent Accounting Pronouncements

Recent accounting pronouncements that the Company has adopted or will be required to adopt in the future are summarized below.

In March 2013, the FASB issued ASU No. 2013-05, Foreign Currency Matters (“Topic 830”)—Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity, (“ASU 2013-05”). This amendment clarifies the applicable guidance for the release of cumulative translation adjustment into net earnings. When an entity ceases to have a controlling financial interest in a subsidiary or group of assets within a foreign entity, the entity is required to apply the guidance in ASC 830-30 to release any related cumulative translation adjustment into net earnings. Accordingly, the cumulative translation adjustment should be released into net earnings only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. ASU 2013-05 is effective prospectively for fiscal years, and interim reporting periods within those years, beginning after December 15, 2013. Early adoption is permitted as of the beginning of the entity's fiscal year. The adoption of this guidance did not have a significant impact on the presentation of the Company's Condensed Consolidated Financial Statements.

NOTE 4 – BUSINESS COMBINATION

As indicated in Notes 1 and 2, on February 6, 2013, EastBridge merged with CBMG BVI with CBMG BVI being the accounting acquirer thus resulting in a reverse merger for accounting purposes. After consummation of this transaction, the pre-Merger stockholders retained approximately 30% of the Company on a fully-diluted basis. The Company has accounted for the merger as a business purchase of EastBridge by CBMG BVI with the purchase price of $9,781,794 equal to the fair value of the shares retained by the pre-Merger stockholders.

The numbers in the table below have been adjusted from what was included in prior year quarterly filings to reflect the impact of a pre-merger tax liability that was not recorded at the time of the merger.  This adjustment increased accrued expenses and goodwill by $750,000.  Prior year quarterly filings have not been restated to reflect this change as this adjustment did not have a material impact on prior quarters.

The following table presents the initial allocation of the purchase price of EastBridge by CBMG BVI:

Cash	$2,568,995
Other current assets	50,000
Investments	2,026,334
Goodwill	7,558,533
Total assets acquired	12,203,862

Accounts payable	(149,098)
Accrued expenses	(1,906,223)
Deferred revenue	(251,834)
Advances payable to related party	(32,635)
Other current liabilities	(5,734)
Deferred tax liability non-current	(76,544)
Total liabilities assumed	(2,422,068)
Net assets acquired	$9,781,794

The following unaudited pro forma consolidated results of operations for the three months ended March 31, 2014 and 2013 have been prepared as if the acquisition of EastBridge had occurred on January 1, 2013:

	Three Months Ended March 31, 2014			Three Months Ended March 31, 2013
	CBMG	EastBridge	Pro forma	CBMG	EastBridge	Pro forma
	As stated	Pro forma Adjustment	Consolidated	As stated	Pro forma Adjustment	Consolidated
Net revenue	$1,697,797	$-	$1,697,797	$-	$-	$-
Net loss	(446,531)	-	(446,531)	(5,416,046)	(230,707)	(5,646,753)

Weighted average shares
Basic	7,494,815	-	7,494,815	4,668,283	-	4,668,283
Diluted	7,494,815	-	7,494,815	4,668,283	-	4,668,283
Earnings per share
Basic	$(0.06)	$-	$(0.06)	$(1.16)	$-	$(1.21)
Diluted	$(0.06)	$-	$(0.06)	$(1.16)	$-	$(1.21)

NOTE 5 – VARIABLE INTEREST ENTITY

Variable interest entities are those entities in which a company, through contractual arrangements, bears the risk of, and enjoys the rewards normally associated with ownership of the entity, and therefore the company is the primary beneficiary of the entity. Cellular Biomedicine Group Ltd (“Shanghai”) (“CBMG Shanghai”) is a VIE, through which the Company conducts stem cell research and clinical trials in China. The shareholders of record for CBMG Shanghai are Cao Wei and Chen Mingzhe, who together own 100% of the equity interests in CBMG Shanghai. The initial capitalization and operating expenses of CBMG Shanghai are funded by our wholly foreign-owned enterprise (“WFOE”), Cellular Biomedicine Group Ltd. (“Wuxi”) (“CBMG Wuxi”). The initial registered capital of CBMG Shanghai is 10 million RMB and was incorporated on October 19, 2011.

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

The Company has aggregated the financial information of CBMG Shanghai in the table below. The aggregate carrying value of CBMG Shanghai’s assets and liabilities (after elimination of intercompany transactions and balances) in the Company’s condensed consolidated balance sheets as of March 31, 2014 and December 31, 2013, are as follows:

	March 31,	December 31,
	2014	2013
Assets
Cash	$62,170	$9,100
Other receivable	90,646	50,383
Inventory	30,043	26,526
Prepaid expenses	66,048	33,015
Other current assets	81,137	84,661
Total current assets	330,044	203,685

Property, plant and equipment, net	663,615	772,872
Intangibles	51,363	54,793
Long-term prepaid expenses and other assets	33,408	-
Total assets	$1,078,430	$1,031,350

Liabilities and Stockholders' Equity
Liabilities:
Accounts payable	$22,057	$24,868
Other payable	125,763	268,301
Payroll accrual	155,747	74,384
Tax payable	-	20,150
Total liabilities	$303,567	$387,703

NOTE 6 – OTHER CURRENT ASSETS

Other Receivables

The Company pays deposits on various items relating to office expenses. Management has classified these deposits as receivables as the intention is to recover these deposits in less than 12 months. As of March 31, 2014 and December 31, 2013 the amounts of other receivables was $150,903 and $78,521.

NOTE 7 – INVENTORY

At March 31, 2014 and December 31, 2013, inventory consisted of the following:

	March 31, 2014	December 31, 2013
Raw materials	$43,366	$27,979
Finished goods	90,323	91,140
	$133,689	$119,119

 This inventory is from the Biomedicine segment. The Consulting segment does not have inventory.

NOTE 8 – PROPERTY, PLANT AND EQUIPMENT

As of March 31, 2014 and December 31, 2013, property, plant and equipment, carried at cost, consisted of the following:

	March 31, 2014	December 31, 2013

Office equipment	$16,947	$17,100
Manufacturing equipment	769,665	775,449
Computer equipment	41,234	38,147
Leasehold improvements	1,055,098	1,049,889
Construction work in process	18,477	18,645
	1,901,421	1,899,230
Less: accumulated depreciation	(1,006,150)	(884,425)
	$895,271	$1,014,805

Depreciation expense for the three months ended March 31, 2014 and 2013 was $130,392 and $131,415, respectively.

NOTE 9 – FAIR VALUE ACCOUNTING

Assets measured at fair value on a recurring basis as of March 31, 2014 and December 31, 2013 are summarized as follows:

	As of March 31, 2014
	Fair Value Measurements at Reporting Date Using:
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Equity position in Alpha Lujo, Inc.	$588,470	$588,470	$-	$-
Equity position in Arem Pacific Corporation	4,080,000	4,080,000	-	-
Equity position in Wonder International Education & Investment Group Corporation	1,515,570	1,515,570	-	-
	$6,184,040	$6,184,040	$-	$-

	As of December 31, 2013
	Fair Vaue Measurements at Reporting Date Using:
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Equity position in Alpha Lujo, Inc.	$107,118	$107,118	$-	$-
Equity position in Arem Pacific Corporation	3,500,000	3,500,000	-	-
Equity position in Wonder International Education & Investment Group Corporation	1,498,773	1,498,773	-	-
	$5,105,891	$5,105,891	$-	$-

During the three months ended March 31, 2014, the Company received 3,000,000 shares of Arem Pacific Corporation and 800,000 shares of Alpha Lujo, Inc. as compensation for services performed by the Company’s Consulting segment. During the year ended December 31, 2013, the Company received 5,000,000 shares of Arem Pacific Corporation as compensation for services performed by the Company’s Consulting segment. As of March 31, 2014 and December 31, 2013, the Company holds 8,000,000 and 5,000,000 shares in Arem Pacific Corporation, 2,942,350 and 2,142,350 shares in Alpha Lujo, Inc., and 2,134,604 and 2,141,105 shares in Wonder International Education and Investment Group Corporation, respectively.  The Company has valued these shares at the closing OTCBB quoted price on March 31, 2014. As such, the estimated fair values of these financial instruments subsequent to the reporting date may be different than the amounts reported at period end.

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

As of March 31, 2014 and December 31, 2013, intangible assets, net consisted of the following:

Patents
	March 31, 2014	December 31, 2013
Cost basis	$1,019,774	$1,020,577
Less: accumulated amortization	(554,213)	(475,381)
	$465,561	$545,196

Software
	March 31, 2014	December 31, 2013
Cost basis	$56,520	$57,031
Less: accumulated amortization	(15,192)	(12,479)
	$41,328	$44,552

Trademark
	March 31, 2014	December 31, 2013
Cost basis	$-	$11,708
Less: accumulated amortization	-	-
	$-	$11,708

Total intangibles, net	$506,889	$601,456

All software is provided by a third party vendor, is not internally developed, and has an estimated useful life of five years. Patents are amortized using an estimated useful life of three to five years. Amortization expense for the three months ended March 31, 2014 and 2013 was $86,672 and $85,336, respectively. Estimated amortization expense for each of the ensuing years are as follows for the years ending December 31:

Years ending December 31,	Amount
2014	$260,017
2015	225,439
2016	11,368
2017 and thereafter	10,065
$506,889

NOTE 11 – LEASES

Our corporate headquarters are located at 530 University Avenue in Palo Alto, California. We currently pay rent in the amount of $1,400 per month on a month-to-month basis.

As a result of the Merger, the Company inherited the following lease obligations. The Company is leasing office space in Scottsdale, Arizona under a two year non-cancelable operating lease agreement initiated in August 2012. The monthly rent amount is $776 and expires in July 2014. In 2012, the Company agreed to continue the lease agreement for housing in Beijing. This lease continues on a month-to-month basis. The company incurred rent expense for the three months ended March 31, 2014 and 2013 of $133,895 and $73,210, respectively, including events to related parties described in Note 12.

Additionally, the Biomedicine segment has entered into eight tenancy agreements. The details of the eight tenancy agreements are as follows:

CBMG Wuxi, the lessee, has a tenancy agreement with Wuxi HuishanXin Cheng Life Technology Industry Development Co., LTD’s., the lessor, for lease of the demised premises in Room E2301, Life Technology Industry A Zone, 1619, Huishan Da Dao, Huishan District, Wuxi, P. R. China. The lease term is three years, commencing from March 1, 2011 to February 28, 2014. This lease continues on a month-to-month basis at March 31, 2014.

CBMG Shanghai, the lessee, has a tenancy agreement with Shanghai Guilin Industry Company Ltd., the lessor, for lease of the demised premises in level 5 and level 6, Building 1,333 Guiping Road, Xuhui District, Shanghai, P.R. China. The lease term is three years, commencing from December 31, 2011 to November 30, 2014.

CBMG Shanghai, the lessee, has a tenancy agreement with HuiQian, the lessor, for lease of the demised premises in Room 202, Lianhua Road, Minhang District, Shanghai, P.R. China. The renewed lease term is one year, commencing from February 12, 2014 to February 11, 2015.

CBMG Shanghai, the lessee, has a tenancy agreement with WangJing, the lessor, for lease of the demised premises in Room 3-308, Alley 1458, Gumei Road, Minhang District, Shanghai, P.R. China. The lease term is one year, commencing from March 4, 2013 and was terminated on March 3, 2014.

CBMG Shanghai, the lessee, has a tenancy agreement with Zhilin Chen, the lessor, for lease of the demised premises in Room 704, 66 Longcao Road, Xuhui District, Shanghai, P.R. China. The lease term is one year, commencing from March 1, 2014 to February 28, 2015.

CBMG Shanghai, the lessee, has a tenancy agreement with Qinhua Zhu, the lessor, for lease of the demised premises in Room 601, 300 Pinyang Road, Xuhui District, Shanghai, P.R. China. The lease term is one year, commencing from March 1, 2014 to February 28, 2015.

Cellular Biomedicine Group Hong Kong (“HK”), the lessee, has a tenancy agreement with Global Incorporation Centre (HK) Limited, the lessor, for lease of the demised premises in Unit 402, 4th Floor, Fairmont House, No. 8 Cotton Tree Drive, Admiralty, Hong Kong. The lease term is one year, commencing from July 1, 2013 to June 30, 2014.

CBMG Shanghai, the lessee, has a tenancy agreement with Shanghai Xuhui Huizhong Public rental housing, the lessor, for lease of the demised premises in Room 1210, NO. 36 Caodong Road, Xuhui District. The lease term is two years, commencing from December 17, 2012 to December 31, 2014.

As of March 31, 2014, the Company has the following future minimum lease payments due under the foregoing lease agreements:

Years ending December 31,	Amount
2014	$275,503
2015	$3,432
$278,935

NOTE 12 – RELATED PARTY TRANSACTIONS

The net balance due to related parties is $34,542 as of March 31, 2014, representing $4,327 for combined advances from the Company’s executives and $30,215 to a subsidiary of Global Health Investment Holdings Ltd., CBMG’s largest shareholder.  The net balance due to related parties is $67,999 as of December 31, 2013, representing $37,784 for combined advances from the Company’s executives and $30,215 to a subsidiary of Global Health, CBMG’s largest shareholder.

The Company received income from the Subsidiaries of Global Health Investment Holdings Ltd. for cell kits with cell processing and storage of $61,051 for the three months ended March 31, 2014. The Biomedicine segment did not have revenue for the three months ended March 31, 2013.

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

During the three months ended March 31, 2014, the Company entered into several Subscription Agreements with selected investors that met the criteria as “Accredited Investors” as defined in Rule 501(a) of Regulation D under the Securities Act of 1933 (the “Act”), and other investors who met the criteria as “non-U.S. persons” who agreed to comply with the applicable requirements of Regulation S under the Act. As a result of these transactions, the Company issued to the purchasers an aggregate of 194,029 shares of common stock, with a par value of $0.001, at a price per share of $6.70 for an aggregate purchase price of approximately $1,220,000.

During the three months ended March 31, 2014 and 2013, the Company expensed $314,803 and $125,178 associated with unvested restricted and option awards that generally vest over a three year period, of which restricted awards of 4,005 shares vested during the three months ended March 31, 2014.

Immediately prior to the Merger the Company had 1,570,299 shares outstanding. The Company issued 3,638,941 shares in connection with the Merger. See Note 1 for a discussion of the accounting for the Merger.

During the three months ended March 31, 2014 and 2013, the Company issued 0 and 20,000 shares of common stock, respectively, to third parties for services rendered. The Company expensed $0 and $82,000, respectively, in connection with these issuances based on the quoted market prices on the dates of issuance.

During the three months ended March 31, 2014 and 2013, the Company issued 0 and 60,000 shares of common stock, respectively, to the former officers of the Company. The Company expensed $0 and $360,000, respectively, in connection with these issuances based on the quoted market prices on the dates of issuance.

During the three months ended March 31, 2013, the Company issued 71,814 shares of common stock, respectively, to employees that had earned these shares as compensation as of the date of merger. The Company expensed $350,402, respectively, in connection with these issuances based on the quoted market prices on the dates of issuance.

During the three months ended March 31, 2013, the Company issued 342,360 shares of common stock, to specific stockholders for failing to achieve ten Phase II clinical trials by March 31, 2013 in accordance with the terms and conditions of certain private placement agreements entered into by private investors in CBMG BVI and assumed by the Company. The Company expensed $1,694,682 in connection with these issuances based on the quoted market prices on the dates of issuance. There are no further milestones that would require additional stock issuances. No such issuances were made during the three months ended March 31, 2014.

On July 24, 2013, the Company entered into a Subscription Agreement with selected investors that met the criteria as “Accredited Investors” as defined in Rule 501(a) of Regulation D under the Act, and other investors who met the criteria as “non-U.S. persons” who agreed to comply with the applicable requirements of Regulation S under the Act. The Company offered to sell up to an aggregate of 1,194,030 shares of the Company’s common stock, $0.001 par value. During the three months ended September 30, 2013, the Company issued to the Purchasers an aggregate of 597,763 shares of common stock at a price per share of $6.70 for an aggregate purchase price of $4,005,072.

On December 13, 2013, the Company entered into several Subscription Agreements with selected investors that met the criteria as “Accredited Investors” as defined in Rule 501(a) of Regulation D under the Act, and other investors who met the criteria as “non-U.S. persons” who agreed to comply with the applicable requirements of Regulation S under the Act. As a result of these transactions, the Company issued to the Purchasers an aggregate of 837,105 shares of common stock, with a par value of $0.001, at a price per share of $6.70 for an aggregate purchase price of $5,608,024.

NOTE 14 – COMMITMENTS AND CONTINGENCIES

Executive Employment Agreements

At the close of the Merger with CBMG BVI, the Company entered into executive employment agreements with each of Wen Tao (Steve) Liu, Wei (William) Cao and Andrew Chan (the “New Officers”) dated February 6, 2013 (each an “Employment Agreement,” collectively, the “Employment Agreements”). Pursuant to Amendment 1 to the Employment Agreement, Andrew Chan will receive an annual base salary of $200,000. On September 29, 2013, the Company’s board of directors approved new annual base salaries to Steve Liu and William Cao of $200,000 and $225,000, respectively. The New Officers are also eligible to participate in the Company’s Amended and Restated 2011 Incentive Stock Option Plan (the “2011 Plan”) and receive an option grant thereunder for the purchase of common stock of the Company at the discretion of the board of directors of the Company (the “Board”). The term of the New Officers’ employment agreements are effective as of February 6, 2013 and continue for three years thereafter. After the three year term, if the New Officers continue to be employed, they will be employed on an at-will basis and their agreements shall automatically renew for successive one year terms, until and unless their employment is terminated.

Each of the above Executive Employment Agreements contain termination provisions that dependent on the reason an executive is terminated, severance payments and the payment of COBRA premiums may be triggered.

On January 3, 2014 the Company entered into an executive employment agreement with Bizuo (Tony) Liu (the "Liu Employment Agreement").  Pursuant to the Liu Employment Agreement, Tony Liu will receive an annual base salary of $210,000 with substantially similar terms and conditions as the New Officers.

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

Deferred Compensation Arrangement with Former Officers

On February 5, 2013, the Company entered into a Deferred Compensation Agreement with Keith Wong and Norman Klein (the “Former Executives”), in which the Company agreed to: (i) pay its Former Executives certain accrued unpaid cash compensation consisting of $676,839 payable to Keith Wong and $459,300 payable to Norman Klein, plus aggregate accrued interest calculated at the simple rate of 12% per annum; and (ii) pay on August 31, 2013, a cash bonus payment of $204,723 to Mr. Wong and $152,577 to Mr. Klein. As of September 30, 2013, all such amounts were paid. No such agreements are in 2014.

NOTE 15 – STOCK BASED COMPENSATION

Our stock-based compensation arrangements include grants of stock options and restricted stock awards under the Stock Option Plan (the “2009 Plan”, “2011 Plan”, and the “2013 Plan”), and certain awards granted outside of these plans. Refer to the Current Report on Form 10-K filed April 15, 2014, for further information on our stock-based compensation arrangements. The compensation cost that has been charged against income related to stock-based compensation (including shares issued for services and expense true-ups and reversals described in Note 14) for the three months ended March 31, 2014 and 2013 was $279,445 and $49,695, respectively, and is included in general and administrative expense in our Condensed Consolidated Statements of Operations. As indicated in Note 4 and Note 14, the Company recognized expense of $35,358 and $75,484 associated with restricted stock awards during the three months ended March 31, 2014 and 2013, respectively. As of March 31, 2014, there was $3,759,042 of total unrecognized compensation cost related to an aggregate of 896,456 of non-vested stock option awards and $168,782 related to an aggregate of 16,973 of non-vested restricted stock awards. These costs are expected to be recognized over a weighted-average period of 2.3 years for the stock options awards and 1.45 years for the restricted stock awards.

During the three months ended March 31, 2014, the Company issued options under the 2011 and 2013 Plans to purchase an aggregate of 400,700 shares of the Company’s common stock to officers, directors and employees. The grant date fair value of these options was $1,831,795 using Black-Scholes option valuation models with the following assumptions: exercise price equal to the grant date stock price of $5.00 to $5.50, volatility of 129% to 131%, expected life 6.0 years, and risk-free rate of 1.89 to 2.08%. The Company is expensing these options on a straight-line basis over the requisite service period.

The following table summarizes stock option activity as of December 31, 2013 and for the three months ended March 31, 2014:

	Number of Units	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Outstanding at December 31, 2013	705,073	$4.19	9.2	$735,132
Grants	400,700	5.11		26,200
Forfeitures	-	-
Exercises	-	-
Outstanding at March 31, 2014	1,105,773	$4.52	9.4	$761,332

Vested and exercisable at March 31, 2014	209,317	$3.76	9.0	$294,716

Exercise	Number of Shares
Price	Outstanding	Exerciseable

$3.00 - $4.95	350,883	141,161
$5.00 +	754,890	68,156

	1,105,773	209,317

NOTE 16 – NET INCOME (LOSS) PER SHARE

Basic and diluted net loss per common share is computed on the basis of our weighted average number of common shares outstanding, as determined by using the calculations outlined below:

	Three Months Ended
	March 31,
	2014	2013

Net loss	$(446,531)	$(5,416,046)

Weighted average shares of common stock	7,494,815	4,668,283
Dilutive effect of stock options	-	-
Restricted stock vested not issued	-	-
Common stock and common stock equivalents	7,494,815	4,668,283

Net loss per basic share	$(0.06)	$(1.16)
Net loss per diluted share	$(0.06)	$(1.16)

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

In the three months ended March 31, 2014, income tax expense (benefit) was $0 as the Company applied a valuation allowance to the net tax benefit.

NOTE 18 – SEGMENT INFORMATION

The Company operates two business units, biomedicine and consulting. The biomedicine business unit is in development stage, conducting research and development activities to commercialize stem cell and immune cell therapeutics, related tools and products. The majority of the biomedicine unit operations are located in the PRC. The majority of all tangible and intangible assets other than goodwill are contained in the Biomedicine business unit. The Company’s consulting business unit provides services to foreign and domestic companies seeking access to the U.S. capital markets and contains long-term investments and goodwill. As of March 31, 2014, substantially all revenue generating activities of the company are conducted in the U.S. by the consulting business unit and the biomedicine business unit has yet to begin generating revenue from its principal operations. Management operates these two business units as a single unit and does not prepare discrete financial statement information below the cost of revenue for each unit, accordingly, the Company effectively only has one operating segment. During 2014, we expect to further refine how we manage these business units and will develop discrete financial information at an operational level. Once that is accomplished, we expect that we will report each business unit as an operating segment.

The following tables outlines the revenue and noncurrent assets for each of the Company’s business units for the three months ended March 31, 2014 and 2013:

	For the Three Months Ended March 31,
	2014		2013
	(in USD)	(% of Total)	(in USD)	(% of Total)
Net sales and revenue
Biomedicine	$61,051	3.6%	$-	0.0%
Consulting	$1,636,746	96.4%	$-	0.0%

Total:	$1,697,797	100.0%	$-	100.0%

	As of March 31, 2014
	Biomedicine	Consulting	Corporate	Total
Non current assets
Fixed assets and Intangibles, net	$1,402,160	$-	$-	$1,402,160
Goodwill	$-	$3,299,566	$-	$3,299,566

	As of December 31, 2013
	Biomedicine	Consulting	Corporate	Total
Non current assets
Fixed assets and Intangibles, net	$1,616,261	$-	$-	$1,616,261
Goodwill	$-	$3,299,566	$-	$3,299,566

NOTE 19 – SUBSEQUENT EVENTS

On May 1, 2014, in connection with the a change in Wen Tao (Steve) Liu’s position, the Company terminated Mr. Liu’s prior employment agreement and entered into a new employment agreement with Mr. Liu. The terms of the new agreement are substantially similar to the original agreement and provide for an initial three-year term, commencing on the initial employment date of February 6, 2013, except that Mr. Liu shall serve the Company on a part-time basis, for 12 hours per week, and his salary is accordingly reduced to $150,000 per year.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis summarizes the significant factors affecting our results of operations, financial condition and liquidity position for the three months ended March 31, 2014 and 2013,  and should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this filing.

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

OVERVIEW

For purposes of this periodic report, “CBMG BVI” refers to Cellular Biomedicine Group Ltd., a British Virgin Islands corporation, which is now a wholly-owned subsidiary of the registrant, together with its business, operations, subsidiaries and controlled entities). The “Company”, “CBMG”, “we”, “us”, “our” and similar terms refer to Cellular Biomedicine Group, Inc. (a Delaware corporation) as a combined entity including each of its subsidiaries and controlled companies following the merger (formerly EastBridge Investment Group Corporation), unless the context otherwise requires. “EastBridge Sub” refers to the Company's wholly owned subsidiary EastBridge Investment Corp.

Recent Developments

In 2013, we completed Phase I clinical trials for our Knee Osteoarthritis (“KOA”) and Hepatocellular Carcinoma (“HCC”) therapies. We have received six-month MRI data for our KOA Phase IIa clinical trial on statistically relevant evidence of cartilage growth and have started patient enrollment for our Phase IIb KOA trial.  We expect to have half of the requisite number of trial patients enrolled within the second quarter of 2014 and mid-point observation (48 patients and 12-month follow-up) published in the first half of 2015.  We are continuing our observation of Phase I HCC Tumor Cell Targeted Dendritic Cell (“TC-DC”) therapy trial patients beyond the safety analysis and expect to have an update in late 2014.  We have also launched pre-clinical study on human adipose derived mesenchymal progenitor cell (“haMPC”) therapy for Asthma.

With regard to our intellectual property portfolio, in the first quarter of 2014 we secured patents relating to the use of allogeneic stromal vascular fraction (“SVF”) or mesenchymal progenitor cells for the prevention, and treatment of Osteoarthritis and a patent for using allogeneic stromal vascular fraction and haMPCs or mesenchymal progenitor cells for the prevention and treatment of Rheumatoid Arthritis.

In the next 12 months, we aim to accomplish the following in our biomedicine business:

●	Complete the preclinical safety studies on Asthma.

●	Publish the KOA Phase IIa six months MRI data that demonstrates clear signs of efficacy.

●	Obtain approval for pending Patent Cooperation Treaty (“PCT”) patents.

●	Develop a strategy to launch Phase II clinical trials for HCC.

For the three months ended March 31, 2014 we generated $61,051 in revenue from the sales of A-Stromal™ enzyme reagent kits. For the three months ended March 31, 2013, the biomedicine business did not generated revenue from the sales of enzyme reagent kits. We expect our biomedicine business to generate revenues primarily from the development of therapies for the treatment of KOA in 2014 and HCC in 2015 or 2016.

Our operating expenses for the three months ending March 31, 2014 were in line with management’s plans and expectations. We incurred a decrease in total operating expenses of approximately $2,950,000 for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013, which is attributable to costs incurred in 2013 in connection with our Merger and expenses related to being a public company.

In addition, for the three months ended March 31, 2013 we issued 342,360 shares of common stock, for which we recorded an expense of $1,694,682, based on the quoted market prices on the dates of issuance. These issuances were made to certain pre-merger private investors in CBMG BVI while it was a privately-held corporation. CBMG BVI agreed that if it did not achieve ten Phase II clinical trials by March 31, 2013 it would issue certain contingent shares to its private investors. This contingent share obligation to investors was assumed by the Company in the merger. On March 29, 2013 the Company issued the contingent shares to these pre-merger investors as required.  No further agreements exists as of March 31, 2014.

Corporate History

Merger Between CBMG and EastBridge Investment Group Corporation

On November 13, 2012, EastBridge Investment Group Corporation (then an Arizona corporation) signed an agreement to merge with Cellular Biomedicine Group Limited (“CBMG BVI”), at that time a British Virgin Islands company. Under the merger agreement, EastBridge’s wholly-owned merger subsidiary agreed to merge with CBMG BVI, with CBMG BVI as the surviving entity. As a result of the merger, which was consummated on February 6, 2013, Cellular Biomedicine Group Ltd. became the wholly-owned subsidiary of EastBridge Investment Group Ltd. The transactions under the merger agreement as amended are referred to as the “Merger”.

Also in connection with the Merger, we created a new Delaware subsidiary called EastBridge Investment Corp. (“EastBridge Sub”). Pursuant to a Contribution Agreement by and between EastBridge and EastBridge Sub dated February 5, 2013 (the “Contribution Agreement”), EastBridge contributed all of its current assets and liabilities to a newly formed, wholly-owned subsidiary of EastBridge, named “EastBridge Investment Corp.,” which will continue the current business and operations of EastBridge. A copy of the agreement and plan of merger, and all related exhibits, were previously filed on Form 8-K filed on February 12, 2013. For additional information regarding our Merger, please refer to our current report on Form 8-K filed with the Securities and Exchange Commission on February 12, 2013 as amended on April 24, 2013, including all subsequent amendments, which reports are incorporated by reference.

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

Our treatment focal points are cancer, neurodegenerative and other degenerative diseases comprised of KOA, Spinal Muscular Atrophy (“SMA”), Amyotrophic Lateral Sclerosis (“ALS”), and Stroke.

In the cancer field, our in-licensed product candidate TC-DC has successfully completed a U.S. FDA Phase II clinical trial for the treatment of Metastatic Melanoma at the Hoag Medical Center in California. Under applicable international reciprocity procedures we are utilizing data generated in a U.S. Phase II clinical trial in an analogous China-based CFDA Phase I/II Clinical Trial for the treatment of HCC, a major type of Liver Cancer. Management believes we will be able to leverage skin cancer data produced in ongoing trials in the U.S., and apply it toward advancing our product candidate for the treatment of liver cancer and other cancer-related indications.

As the cancers that our potential therapies target all have relatively low survival rates, annual incidence (number of new cases) is roughly equivalent to the existing available market served. If a disease span is long, the number of patients will be accumulative and larger than new cases per year. There are 340,000 new cases of HCC per year in China. There are 80,000 new cases of Metastatic Melanoma, with those diagnosed to be Stage IV having a median survival time of 18 months.

According to International Journal of Rheumatic Diseases, 2011, there are over 57 million people with KOA in China. There are about 1,000 newborns with Spinal Muscular Atrophy Type I (“SMA-I”) disease in China annually. The median life span of these children is less than 6 months. Adult incidence is approximately 2 million in China.

We have completed our Phase I/IIa KOA Clinical Trial and published the 3 months observation results.  We have started the Phase IIb patient enrollment and expect to publish our Phase IIb interim update in early 2015. We are collaborating with CSC to develop and market TC-DC, Motor Neuron Precursor Cells (“MNP”) and Neuronal Precursor Cells (“NP”) in Greater China including Taiwan and Hong Kong. These methodologies enable us to conduct certain clinical trials and commercialization. Our TC-DC therapy utilizes dendritic cells that have been taught the unique "signature" of the patient's’ cancer, in order to trigger an effective immune response against cancer stem cells, the root cause of cancer metastasis and recurrence. We have a process to develop MNP and NP cells with high purity levels, validated by synapse formation, and have shown functional innervation with human muscle cells. These products enable us to conduct certain clinical trials and pursue commercialization for TC-DC, and explore the development of new therapies for a variety of neurodegenerative diseases.  As of December 31, 2013, we have completed the HCC Phase I trial with CSC.

The four unique lines of TC-DC, adult adipose-derived, umbilical cells, and neural stem cells enable us to create multiple cell formulations in treating specific medical conditions and diseases, as well as applying single cell types in a specific treatment protocol. Management believes that our adult adipose-derived line will become commercially viable and market-ready within three to four years. Our facilities are certified to meet the international standards NSF/ANSI 49, ISO-14644 (or equivalent), ANSI/NCSL Z-540-1 and 10CFR21, as well as Chinese CFDA standards CNAS L0221. In addition to standard protocols, we use proprietary processes and procedures for manufacturing our cell lines, comprised of:

●	Banking processes that ensure cell preservation and viability;

●	DNA identification for stem cell origin chain of custody; and

●	Bio-safety testing at independently certified laboratories.

We are proud to have a share in an emerging field that has great potential for a significant positive impact on society. Our directors, scientists, doctors and employees share a sense of responsibility that ensures we maintain stringent international safety and quality control standards and focus on the patients and caregivers who will benefit the most from the application of breakthroughs in regenerative medicine.

Regenerative Medicine and Cell Therapy

Regenerative medicine is the “process of replacing or regenerating human cells, tissues or organs to restore or establish normal function”. Cell therapy as applied to regenerative medicine holds the promise of regenerating damaged tissues and organs in the body by rejuvenating damaged tissue and by stimulating the body’s own repair mechanisms to heal previously irreparable tissues and organs. Medical cell therapies are classified into two types: allogeneic (cells from a third-party donor) or autologous (cells from one’s own body), with each offering its own distinct advantages. Allogeneic cells are beneficial when the patient’s own cells, whether due to disease or degeneration, are not as viable as those from a healthy donor. Similarly, in cases such as cancer, where the disease is so unique to the individual, autologous cells can offer true personalized medicine.

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

Market for Cell-Based Therapies

In 2013, U.S. sales of products which contain stem cells or progenitor cells or which are used to concentrate autologous blood, bone marrow or adipose tissues to yield concentrations of stem cells for therapeutic use were, conservatively, valued at $236 million at the hospital level. It is estimated that the orthopedics industry used approximately 92% of the stem cell products.

The forecast is that in the United States, shipments of treatments with stem cells or instruments which concentrate stem cell preparations for injection into painful joints will fuel an overall increase in the use of stem cell based treatments resulting in a 61% increase to $380 million in 2014, and an increase to $5.7 billion in 2020, with key growth areas being Spinal Fusion, Sports Medicine and Osteoarthritis of the joints.

According to data published in the executive summary of the 2014 New York stem cell summit Report, the U.S. specific addressable market in KOA is $83 million, estimated to grow to $1.84 billion by 2020.  It is forecast that within the Orthopedic Stem Cell Market, in 2014 23% ($77 million) will be in the field of cartilage repair, rising to 56% ($1.7 billion) by 2020.  According to International Journal of Rheumatic Diseases, 2011 there are over 57 million people with KOA in China.

China accounts for about 45% of cases and 40% of liver cancer deaths globally, and about 340,000 new cases of HCC (90% of liver cancer cases are HCC) per year. Aggressive surgical resection (surgical removal) of tumors is one of the primary treatment options for patients with HCC. However, post-surgery 2-year recurrence rate of HCC is still over 51%. There are an estimated 30,000 new cases of metastatic melanoma each year in China. In 2009, the global market for cell-based cancer therapies reached $2.7 billion, and was expected to reach $7.5 billion in 2013.

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

Our Strategy

The majority of our biomedicine business is in the development stage. In 2013 we launched our A-StromalTM adipose stromal cell isolation kit on the China market.

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

We are developing our business in cell therapeutics and capitalizing on the increasing importance and promise that adult stem cells have in regenerative medicine. Our most advanced candidate involves adipose-derived mesenchymal stem cells to treat KOA. Based on current estimates we expect our biomedicine business to generate revenues primarily from the development of therapies for the treatment of KOA within the next three to four years and HCC within the next three to five years.

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

Our strategy is to develop safe and effective cellular medicine therapies for indications that represent a large unmet need in China, based on technologies developed both in-house and obtained through licensing and collaboration arrangements with other companies. Our near term objective is to pursue successful clinical trials in China for our KOA application, followed by our HCC therapy and Asthma therapy.  We intend to utilize our comprehensive cell platform to support multiple cell lines to pursue multiple therapies, both allogeneic and autologous. We intend to apply U.S. Standard Operating Procedures (SOPs) and protocols while complying with Chinese regulations, while owning, developing and executing our own clinical trial protocols. We plan to establish domestic and international joint ventures or partnerships to set up cell laboratories and/or research facilities, in-license technology from outside of China, and build affiliations with hospitals, to develop a commercialization path for our therapies, once approved. We intend to use our first-mover advantage in China, against a backdrop of enhanced regulation by the central government, to differentiate ourselves from the competition and establish a leading position in the China cell therapeutic market.  We also intend to out-license our technologies to interested parties.

CBMG initially plans to use its centralized manufacturing facility located in Shanghai to service multiple hospitals within 200 km of the facility.  We aim to complete clinical trials for our KOA and HCC therapy candidates as soon as practicable. Our goal is to first obtain regulatory permission for commercial use of the therapies for the respective hospitals in which the trials are being conducted. CBMG plans to scale up its customer base by qualifying multiple additional hospitals for the post-trial use of therapies, once approved, by following regulatory guidelines.  Based on current regulation and estimates we expect our biomedicine business to generate revenues primarily from the development of therapies for the treatment of KOA within the next three to four years and HCC within the next three to five years.

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

CBMG’s Cellular Biomedicine Technology Platforms

In order to expedite fulfillment of patient treatment CBMG has been actively developing technologies and products with a strong intellectual properties protection, including haMPC, derived from fat tissue, for the treatment of KOA and other indications, and human umbilical cord derived mesenchymal progenitor cells (“huMPC”) for the treatment of Systemic Lupus Erythematosus (“SLE”) and other indications. CBMG has also been actively engaging with world leading scientists and companies, to develop TC-DC therapy for the treatment of HCC. In addition, through our cooperative arrangement with California Stem Cell, Inc. (“CSC”), CBMG has rights to develop cell therapies based on MNP and NP.

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

CBMG has two cGMP facilities in Shanghai and Wuxi, China that meet international standards and have been certified by the CFDA. In any precision setting, it is vital that all controlled-environment equipment meet certain design standards. To achieve this goal, our Shanghai cleanroom facility underwent an ISO-14644 cleanroom certification. Additionally, our facilities have been certified to meet the ISO-9001 Quality Management standard by SGS Group, and accredited by the American National Bureau of Accreditation (“ANBA”). These cGMP facilities make CBMG one of the few companies in China with facilities that have been certified by US- and European-based, FDA authorized ISO accreditation institutions.

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

Additionally, certain disease treatment plans call for an initial infusion of these cells in the form of SVF, an initial form of cell isolation that can be completed and injected within ninety minutes of receiving lipoaspirate. The therapeutic potential conferred by the cocktail of ingredients present in the SVF is also evident, as it is a rich source for preadipocytes, mesenchymal stem cells, endothelial progenitor cells, T regulatory cells and anti-inflammatory macrophages.

Human Umbilical Cord Derived Mesenchymal Progenitor Cells (huMPC)

CBMG has developed a stem cell line called human umbilical cord derived mesenchymal progenitor cells. These huMPCs have a tremendous capacity for self-renewal whilst also maintaining their multipotent ability to differentiate into osteoblasts, adipocytes, and chondrocytes as well as myocytes and neurons.

The youngest, most potent huMPCs are obtained from umbilical cord tissue, called Wharton’s jelly, which is normally discarded as medical waste after the birth of a newborn. This tissue contains a much higher concentration of huMPCs compared to cord blood. Researchers have shown that allogeneic huMPCs have potential therapeutic effects in cerebral palsy, Autism, cardiovascular diseases, spinal cord injury, autoimmune diseases, cartilage damage, Alzheimer’s, Parkinson’s, and many other degenerative diseases. CBMG has built a huMPC line with a high safety profile and preliminary evidence suggests therapeutic use in systemic lupus erythematosus (“SLE”) and cerebral palsy.

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

Our Targeted Indications and Potential Therapies

Knee Osteoarthritis (KOA)

We have completed the Phase I/IIa clinical trial for the treatment of KOA. Three-month Phase I/IIa follow up data revealed statistically significant improvement in KOA from the baseline in clinical scores for WOMAC, NRS-11, SF-36, and KSCRS knee osteoarthritis indices, showing significantly reduced knee pain, improved knee mobility, and prolonged walking distance. MRI examination revealed an increase in cartilage thickness as early as three months after the therapy. Data of three patients who have completed six-month follow-up has confirmed the three-month findings, and full analysis of the six-month follow-up for all patients in the trial is still ongoing.  Additional studies are being carried out to confirm the cartilage regrowth. Enrollment of Phase IIb patients is ongoing, and is expected to be completed in the first half of 2014.

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

HhaMPCs are currently being considered as a new and effective treatment for osteoarthritis, with a huge potential market.  Osteoarthritis is one of the ten most disabling diseases in developed countries. Worldwide estimates are that 9.6% of men and 18.0% of women aged over 60 years have symptomatic osteoarthritis. It is estimated that the global OA therapeutics market was worth $4.4 billion in 2010 and is forecast to grow at a compound annual growth rate (“CAGR”) of 3.8% to reach $5.9 billion by 2018.

In order to bring haMPC-based KOA therapy to market, our market strategy is to: (a) establish regional laboratories that comply with cGMP standards in Shanghai and Beijing that meet Chinese regulatory approval; and (b) file joint applications with Class AAA hospitals to use haMPCs to treat KOA in a clinical trial setting.

Our competitors are pursuing treatments for osteoarthritis with knee cartilage implants.  However, unlike their approach, our KOA therapy is not surgically invasive – it uses a small amount (30ml) of adipose tissue obtained via liposuction from the patient, which is cultured and re-injected into the patient. The injections are designed to induce the body’s secretion of growth factors promoting immune response and regulation, and regrowth of cartilage. The down-regulation of the patient’s immune response is aimed at reducing and controlling inflammation which is a central cause of KOA.

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

In January 2013, we commenced a Phase I clinical trial with PLA 85 hospital in Shanghai, for HCC therapy. Treatment for all the patients was completed in 2013 and the study revealed the TC-DC therapy to be safe. The purpose of this trial was to evaluate the safety of an autologous immune cell therapy in primary HCC patients following resection (surgical tumor removal) and Transarterial Chemo Embolization (“TACE”) Therapy, a type of localized chemotherapy technique.

Recent scientific findings indicate that tumors contain specialized cells that allow for the generation of new tumors. Named cancer stem cells, these cells are responsible for both tumor metastases and recurrence. The central concept behind CBMG’s technology is to immunize against these cancer stem cells.

A number of our competitors are developing cancer treatment therapies, such as Promethera Biosciences of Belgium, and Shenzhen Beike Biotechnology Co. Ltd. However unlike our competitors, the therapies we are researching utilize the liver cancer stem cells as antigen source – these proliferating, self-renewing liver cancer stem cells provide comprehensive source of tumor antigens, without contamination from extraneous cells. The patient’s immune cells are isolated and trained to recognize, attack and eliminate the cancer cells.

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

The safety and efficacy profiles of TC-DC are outstanding based on Phase II clinical trials of TC-DC therapy for metastatic melanoma (see Dillman, R.O., et al. 2009. Phase II Trial of Dendritic Cells Loaded with Antigens from Self-Renewing, Proliferating Autologous Tumor Cells as Patient-Specific Antitumor Vaccines in Patients with Metastatic Melanoma: Final Report. Cancer Biotherapy and Radiopharmaceuticals, Volume 24 Number 3.) The most recent Phase II clinical trial of metastatic melanoma has shown five-year survival rate of 54%, and this therapy has been shown to significantly reduce the rate of tumor recurrence and metastasis, improve patient longevity and quality of life.  CSC has filed, and the FDA has accepted, its Phase III clinical trial of Metastatic Melanoma using TC-DC technology.  In addition, CSC has received U.S. FDA approval of Phase II TC-DC Clinical Trial for Ovarian Cancer.

According to existing laws in the PRC, TC-DC therapy is considered a Category III medical technology, which must be managed and approved by the PRC’s Ministry of Health (“MOH”). The current market strategy is for CBMG to partner with Class-AAA hospitals to set up either on-site or localized cGMP standard cell biology laboratories, and apply to MOH for Phase I/II clinical trials to use TC-DC therapy for liver cancer. Upon completion of these clinical trials, partnered Class-AAA hospitals will jointly file applications to MOH for a license to treat liver cancer using TC-DC technology. For hospitals that have received a license, CBMG will provide liver cancer targeted DC cells, with the hospital charging appropriate cell therapy fees to the patient as determined by local government guidelines. We expect to derive revenues from services fee to hospitals.

One of the primary difficulties in administering effective cancer therapy is in the uniqueness of the disease – no two cancers are the same. Importantly, CBMG sources both immune and cancer cells directly from the patient, and our completely autologous approach to cancer therapy means that each dose is specific to each individual, an ultimate personalized therapeutic approach.

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

During the three months ended March 31, 2014, Eastbridge Sub continued to provide consulting services to its existing clients on how to strategically grow their businesses and assist with any plans to list to a higher U.S. exchange or OTC market.  We also engaged a new European client to list on the OTC Markets.

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

Options - The compensation cost that has been charged against income related to stock-based compensation for the three months ended March 31, 2014 and 2013 was $279,445 and $49,695, respectively, and is included in general and administrative expense in our Condensed Consolidated Statements of Operations. As of March 31, 2014, there was $3,759,042 of total unrecognized compensation cost related to non-vested stock option awards. That cost is expected to be recognized over a weighted-average period of 2.3 years for the stock option awards.

Restricted shares – The compensation expense that has been charged against income related to stock-based compensation for the three months ended March 31, 2014 and 2013 was $35,358 and $75,484, respectively, and is included in general and administrative expense in our Condensed Consolidated Statement of Operations and Comprehensive Loss. As of March 31, 2014, a total of 16,973 restricted shares awards have been granted that remain unearned. As of March 31, 2014, total unrecognized compensation cost related to unvested awards was $168,782 for which the weighted average period over which such compensation cost is to be recognized is 1.45 years.

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

A full valuation allowance has been established against the majority of net deferred tax assets as of March 31, 2014 based on estimates of recoverability. While we have optimistic plans for our business strategy, we determined that such a valuation allowance was necessary given the current and expected near term losses and the uncertainty with respect to our ability to generate sufficient profits from our business model.

Results of Operations

Below is a discussion of the results of our operations for the three months ended March 31, 2014 and 2013. These results are not necessarily indicative of result that may be expected in any future period. Our prospects should be considered in light of the risks, expenses and difficulties that we may encounter. We may not be successful in addressing these risks and difficulties.

As of February 6, 2013, the Company (formerly "EastBridge Investment Group Corporation") merged with CBMG BVI, with CBMG BVI being the accounting acquirer thus resulting in a reverse merger for accounting purposes. Accordingly, our accompanying financial statements are reported on a consolidated basis subsequent to February 6, 2013, but reflect solely the operations of CBMG BVI prior to the date of acquisition. Except where indicated, the following analysis compares the results of operations of the consolidated company for the three months ending March 31, 2014, with the results of operations (unaudited) of CBMG BVI for the three months ended March 31, 2013. Please refer to Note 2 of our financial statements for further details regarding the basis of presentation.

Comparison of Three Months Ended March 31, 2014 to Three Months Ended March 31, 2013

Although the descriptions in the results of operations below reflect our operating results as set forth in our Condensed Consolidated Statement of Operations and Comprehensive Loss filed herewith, we are presenting consolidated pro forma information below to reflect the impacts of the business combination as if the transaction had occurred at the beginning of the earliest period presented.

	Three Months Ended March 31, 2014			Three Months Ended March 31, 2013
	CBMG	EastBridge	Pro forma	CBMG	EastBridge	Pro forma
	As stated	Pro forma Adjustment	Consolidated	As stated	Pro forma Adjustment	Consolidated
Net sales and revenue
Biomedical	$61,051	$-	$61,051	$-	$-	$-
Consulting	1,636,746	-	1,636,746	-	-	-
Total sales and revenue	1,697,797	-	1,697,797	-	-	-

Operating expenses:
Biomedical cost of sales	40,600	-	40,600	-	-	-
Consulting operating expenses	207,206	-	207,206	403,944	212,770	616,714
General and administrative	1,382,513	-	1,382,513	4,179,753	-	4,179,753
Selling and marketing	31,065	-	31,065	28,701	18,392	47,093
Research and development	498,147	-	498,147	480,505	-	480,505
Impairment expense	-	-	-	-	-	-
Total operating expenses	2,159,531	-	2,159,531	5,092,903	231,162	5,324,065
Operating loss	(461,734)	-	(461,734)	(5,092,903)	(231,162)	(5,324,065)

Other income (expense)
Interest expense	-	-	-	(257,438)	-	(257,438)
Interest income	269	-	269	971	455	1,426
Other expense	14,934	-	14,934	(66,676)	-	(66,676)
Total other income (expense)	15,203	-	15,203	(323,143)	455	(322,688)
Loss before taxes	(446,531)	-	(446,531)	(5,416,046)	(230,707)	(5,646,753)

Income tax expense	-	-	-	-	-	-
Net loss	$(446,531)	$-	$(446,531)	$(5,416,046)	$(230,707)	$(5,646,753)
Other comprehensive loss:
Cumulative translation adjustment	(11,813)	-	(11,813)	$(1,960)	-	(1,960)
Unrecognized loss on investments	(521,448)	-	(521,448)	(622,320)	(4,047,912)	(4,670,232)
Comprehensive net loss	$(979,792)	$-	$(979,792)	$(6,040,326)	$(4,278,619)	$(10,318,945)

Earnings per share:
Basic	$(0.06)	$-	$(0.06)	$(1.16)	$-	$(1.21)
Diluted	$(0.06)	$-	$(0.06)	$(1.16)	$-	$(1.21)
Weighted average common shares outstanding:
Basic	7,494,815	-	7,494,815	4,668,283	-	4,668,283
Diluted	7,494,815	-	7,494,815	4,668,283	-	4,668,283

 Results of Operations

Revenues
For the three months ended March 31,	2014	2013	Change	Percent
Biomedicine	$61,051	$-	$61,051	100%
Consulting	1,636,746	-	1,636,746	100%
	$1,697,797	$-	$1,697,797	100%

In the three months ended March 31, 2014, we sold units of the A-StromalTM kits at approximately RMB 20,000 each (approximately US $3,250 with the exchange rate on March 31, 2014). No such revenue was recorded for the three months ended March 31, 2013. Based on current estimates we expect our biomedicine business to generate revenues primarily from the development of therapies for the treatment of KOA after we successfully complete all of the requisite clinical trials.

In the three months ended March 31, 2014, the Company recorded revenues in its Consulting segment from shares received from clients for services provided. No such revenue was recorded for the three months ended March 31, 2013.

Biomedicine Cost of Sales
	2014	2013	Change	Percent
For the three months ended March 31,	$40,600	$-	$40,600	100%

 The increase in Biomedicine cost of sales was attributable to the A-StromalTM kits sold. The Biomedicine segment is still in the development phase.

Consulting Operating Expenses
	2014	2013	Change	Percent
For the three months ended March 31,	$207,206	$403,944	$(196,738)	(49)%

The Consulting operating expenses are a combination of the following:

●	A decrease in payroll expenses of $251,000; partially offset by,
●	An increase in legal, professional and accounting expenses of $22,000;
●	An increase in rent expense of $3,000; and
●	An increase in other expenses of $29,000.

General and Administrative Expenses
	2014	2013	Change	Percent

For the three months ended March 31,	$1,382,513	$4,179,753	$(2,797,240)	(67)%

General and administrative expenses decreased due primarily to the following:

●
Increased expenses in 2013 associated with increased corporate activities related to the effects of our Merger, integration and compliance costs, and the development of our biomedicine business, including:

●	An increase in investor relations expense of $1,670,000;
●	An increase in stock-based compensation expense of $521,000;
●	An increase in legal, professional and accounting services of $368,000;
●	An increase in payroll expenses of $307,000;
●	An increase in travel expense of $158,000; partially offset by,
●	An decrease in other expenses of $143,000; and
●	An decrease in depreciation expense of $77,000;

Sales and Marketing Expenses
	2014	2013	Change	Percent

For the three months ended March 31,	$31,065	$28,701	$2,364	8%

Sales and marketing expenses increased by $2,364 in the three months ended March 31, 2014 as compared to the three months ended March 31, 2013, as a result of an increase in payroll expenses by approximately $15,000 partially offset by a decrease in travel expenses of approximately $13,000.

Research and Development
	2014	2013	Change	Percent

For the three months ended March 31,	$498,147	$480,505	$17,642	4%

Research and development costs increased by approximately $18,000 in the three months ended March 31, 2014 as compared to the three months ended March 31, 2013 due primarily to a decrease in the usage of raw materials and consumables and other research and development costs as in 2014 we have undertaken significant activities surrounding the development of our biomedicine intellectual property, including the implementation of Phase IIb clinical trials for KOA, which began recruiting patients in the first quarter of 2014.

Operating Loss
	2014	2013	Change	Percent

For the three months ended March 31,	$(461,734)	$(5,092,903)	$4,631,169	91%

The decrease in the operating loss for the three months ended March 31, 2014 as compared to the same period in 2013 is primarily due to changes in revenues, sales and marketing expenses and general and administrative expenses, each of which is described above.

Total Other Income (Expense)
	2014	2013	Change	Percent

For the three months ended March 31,	$15,203	$(323,143)	$338,346	105%

Other income (expense) consists primarily of foreign exchange gains and losses on transactions in our biomedicine segment.

Income Tax Benefit (Provision)
	2014	2013	Change	Percent

For the three months ended March 31,	$-	$-	$-	-

While we have prudent plans for our business strategy, we determined that a valuation allowance was necessary given the current and expected near term losses and the uncertainty with respect to our ability to generate sufficient profits from our business model. Therefore, we established a valuation allowance for all deferred tax assets.

Net Loss
	2014	2013	Change	Percent

For the three months ended March 31,	$(446,531)	$(5,416,046)	$4,969,515	92%

Changes in net loss are primarily attributable to changes in operating loss as described above.

Comprehensive Net Loss
	2014	2013	Change	Percent

For the three months ended March 31,	$(979,792)	$(6,040,326)	$5,060,534	84%

For the three months ended March 31, 2014, we recorded an unrecognized loss on investments of approximately $521,000, partially offset by foreign currency translation impacts of approximately $12,000. For the three months ended March 31, 2013, we had approximately $620,000 unrecognized losses on investments partially offset by foreign currency translation impacts of approximately $2,000.

Liquidity and Capital Resources

We had working capital of $4,766,112 as of March 31, 2014 compared to $6,123,355 as of December 31, 2013. Our cash position decreased to $5,957,304 at March 31, 2014 compared to $7,175,215 at December 31, 2013, as we had an increase in cash generated from financing activities due to a private placement financing in the three months ending March 31, 2014 for aggregate proceeds of approximately $1,300,000, partially offset by an increase in cash used in operating activities.

Net cash provided by or used in operating, investing and financing activities from continuing operations were as follows:

Net cash used in operating activities was approximately $2,400,000 and $1,800,000 for the three months ended March 31, 2014 and 2013, respectively. The following table reconciles net loss to net cash used in operating activities:

For the three months ended March 31,	2014	2013	Change
Net Loss	$(446,531)	$(5,416,046)	$4,969,515
Non Cash Transactions	$(1,060,617)	$2,879,016	$(3,939,633)
Changes in operating assets, net	$(872,197)	$712,118	$(1,584,315)
Net Cash used in operating activites	$(2,379,345)	$(1,824,912)	$(554,433)

The 2014 change in operating assets and liabilities was primarily due to a decrease in long-term prepaid expenses and other assets along with accrued expenses while the change in 2013 was primarily due to an increase in accrued expenses partially offset by a decrease in other current liability expenses.

Net cash (used in) provided by investing activities was approximately $(19,000) and $2,540,000 in the three months ended March 31, 2014 and 2013, respectively. These amounts were the result of purchases of fixed assets and intangible assets of EastBridge.

Cash provided by (used in) financing activities was approximately $1,188,000 and $(1,000) in the three months ended March 31, 2014 and 2013, respectively. These amounts were directly attributable to the proceeds received from the issuance of common stock.

Liquidity and Capital Requirements Outlook

We will require approximately $7.8 million in cash to operate as planned during the 2014 calendar year. Of this amount, approximately $4.5 million will be used to operate our facilities and offices, including but not limited to payroll expenses, rent and other operating costs, and $3.3 million to fund our research and development as we continue to develop our products through the clinical study process. We anticipate $0.7 million will be needed during 2014 to fund the various phases of our clinical trials. Presently we do not have plans to expand our physical plant and facilities other than $360,000 equipment investment, although we may revise these plans depending on the changing circumstances of our biomedicine business.

We expect to rely on current cash balances, and cash from our consulting operations, sales of A-StromalTM kits, and the sale of marketable securities that we hold (and that we received as payment for consulting services) to provide for these capital requirements. We intend to seek external financing to fund our operations and growth. As of the date of this report, management anticipates that our current cash resources are sufficient to fund our operations in accordance with our plans until sometime in Q4, 2014.

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

In order to finance our medium to long term plans, we intend to rely upon external financing. This financing may be in the form of equity and or debt, in private placements and/or public offerings, or arrangements with private lenders. Due to our short operating history and our early stage of development, particularly in our biomedicine business, we may find it challenging to raise capital on terms that are acceptable to us, or at all. Furthermore our negotiating position in the capital raising process may worsen as we consume our existing resources. Investor interest in a company such as ours is dependent on a wide array of factors, including the state of regulation of our industry in China (e.g. the policies of MOH and the CFDA), the U.S. and other countries, political headwinds affecting our industry, the investment climate for issuers involved in businesses located or conducted within China, the risks associated with our corporate structure, risks relating to our joint venture partners, licensed intellectual property, as well as the condition of the global economy and financial markets in general. Additional equity financing may be dilutive to our stockholders; debt financing, if available, may involve significant cash payment obligations and covenants that restrict our ability to operate as a business; our stock price may not reach levels necessary to induce option or warrant exercises; and asset sales may not be possible on terms we consider acceptable. If we are unable to raise the capital necessary to meet our medium- and long-term liquidity needs, we may have to delay or discontinue certain clinical trials, the licensing, acquisition and/or development of cell therapy technologies, and/or the expansion of our biomedicine business; or we may have to raise funds on terms that we consider unfavorable. For a more complete discussion of risks that our business is subject to, refer to the “Risk Factors” section Item 1A of Part II below.

Liquidity

To support our liquidity needs for 2013 and the three months ended March 31, 2014, we utilized our then current cash reserves and raised additional capital through the issuance of common stock in a private placement.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Due to previously identified deficiencies in our internal controls over financial reporting, our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has concluded that, as of March 31, 2014, our disclosure controls and procedures were not effective.

As indicated in our Form 10-K as of and for the year ended December 31, 2013, as filed with the SEC on April 15, 2014, we have made improvements in our internal control structure in an attempt to remediate these deficiencies. However, until such time that we have updated our annual evaluation of internal controls over financial reporting, our disclosure controls are assumed to remain ineffective.

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2014, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are currently not involved in any litigation that we believe could have a materially adverse effect on our financial condition or results of operations. Except for an outstanding audit by the Internal Revenue Service related to employment tax liability for the 2006-2008 tax years, there is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the management of CBMG or any of its subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our company’s or our company’s subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

ITEM 1A. RISK FACTORS

RISKS RELATED TO OUR COMPANY

We have a limited operating history and expect significant operating losses for the next few years.

We are a company with a limited operating history and have incurred substantial losses and negative cash flow from operations through the three months ended March 31, 2014. Our cash flow from operations may not be consistent from period to period, our biomedicine business has not yet generated any revenue, and we may incur losses and negative cash flow in future periods, particularly within the next several years.

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

We have yet to develop any therapeutic products that have been approved for marketing, and we do not expect to become profitable within the next several years, but rather expect our biomedicine business to incur additional and increasing operating losses. Before commercializing any therapeutic product in China, we may be required to obtain regulatory approval from the MOH, CFDA, local regulatory authorities, and/or individual hospitals, and outside China from equivalent foreign agencies after conducting extensive preclinical studies and clinical trials that demonstrate that the product candidate is safe and effective.

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

If clinical trials of our technology fail to demonstrate safety and efficacy to the satisfaction of the relevant regulatory authorities, including the PRC’s China Food and Drug Administration and the Ministry of Health, or do not otherwise produce positive results, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of such product candidates.

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

In 2013 we completed KOA and HCC Phase I clinical trials. We have received six-month MRI data for our KOA Phase IIa clinical trial on statistically relevant evidence of cartilage growth and have started patient enrollment for our Phase Iib KOA trial.  We expect to have half of the requisite number of trial patients enrolled within the second quarter of 2014 and mid-point observation (48 patients and 12-month follow-up) published in the first half of 2015.  We are continuing our observation of Phase I HCC TC-DC therapy trial patients beyond the safety analysis and expect to have an update in late 2014.  We have also launched pre-clinical study on haMPC therapy for Asthma.

If these trials are successful, we will require significant additional investment capital over a multi-year period in order to conduct subsequent phases, gain approval for these therapies by the MOH and CFDA, and to commercialize these therapies, if ever. Subsequent phases may be larger and more expensive than the Phase I trials. In order to raise the necessary capital, we will need to raise additional money in the capital markets, enter into collaboration agreements with third parties or undertake some combination of these strategies. If we are unsuccessful in these efforts, we may have no choice but to delay or abandon the trials.

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

To fund clinical studies and support our future operations, we would likely seek to raise capital through a variety of different public and/or private financings vehicles. This could include, but not be limited to, the use of loans or issuances of debt or equity securities in public or private financings.  If we raise capital through the sale of equity, or securities convertible into equity, it would result in dilution to our then existing stockholders.  Servicing the interest and principal repayment obligations under debt facilities could divert funds that would otherwise be available to support clinical or commercialization activities.  In certain cases, we also may seek funding through collaborative arrangements, that would likely require us to relinquish certain rights to our technology or product or therapy candidates and share in the future revenues associated with the partnered product or therapy.

Ultimately, we may be unable to raise capital or enter into collaborative relationships on terms that are acceptable to us, if at all. Our inability to obtain necessary capital or financing to fund our future operating needs could adversely affect our business, results of operations and financial condition.

Our management will have broad discretion to allocate the net proceeds of future financings and may not use these proceeds efficiently.

Our management will have broad discretion as to the use and allocation of the net proceeds of future financings, which allocation may be revised by us from time to time. Accordingly, investors will not have the opportunity to evaluate the economic, financial and other relevant information that we may consider in the application of the net proceeds. We cannot guarantee that we will make the most efficient use of the net proceeds or that you will agree with the way in which such net proceeds are used. Our failure to apply these funds effectively could have a material adverse effect on our business, results of operations and financial condition.

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

During the year ended December 31, 2013, we identified a number of significant deficiencies related to the Company’s pre-merger’s management structure.  We have made improvements in our internal control structure in an attempt to remediate these deficiencies.  However, until such time that we have updated our annual evaluation of internal controls over financial reporting, our disclosure controls are assumed to remain ineffective. In the event that future material weaknesses are identified, we will attempt to employ qualified personnel and adopt and implement policies and procedures to address any material weaknesses we identify. However, the process of designing and implementing effective internal controls is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company. We cannot assure you that we will have the resources to be able to take steps to attempt to remedy any future material weaknesses or that the measures we will take will remediate any material weaknesses that we may identify or that we will implement and maintain adequate controls over our financial process and reporting in the future.

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

Our interests in China will be subject to China’s rules and regulations on currency conversion. In particular, the initial capitalization and operating expenses of the VIE (“CBMG Shanghai”) are funded by our WFOE, Cellular Biomedicine Group Ltd. (Wuxi). In China, the State Administration for Foreign Exchange (“SAFE”), regulates the conversion of the Chinese Renminbi into foreign currencies and the conversion of foreign currencies into Chinese Renminbi. Currently, foreign investment enterprises are required to apply to the SAFE for Foreign Exchange Registration Certificates, or IC Cards of Enterprises with Foreign Investment. Foreign investment enterprises holding such registration certificates, which must be renewed annually, are allowed to open foreign currency accounts including a “basic account” and “capital account.” Currency translation within the scope of the “basic account,” such as remittance of foreign currencies for payment of dividends, can be effected without requiring the approval of the SAFE. However, conversion of currency in the “capital account,” including capital items such as direct investments, loans, and securities, require approval of the SAFE. According to the Notice of the General Affairs Department of the State Administration of Foreign Exchange on the Relevant Operating Issues Concerning the Improvement of the Administration of Payment and Settlement of Foreign Currency Capital of Foreign-invested Enterprises promulgated on August 29, 2008, or the SAFE Notice 142, to apply to a bank for settlement of foreign currency capital, a foreign invested enterprise shall submit the documents certifying the uses of the RMB funds from the settlement of foreign currency capital and a detailed checklist on use of the RMB funds from the last settlement of foreign currency capital. It is stipulated that only if the funds for the settlement of foreign currency capital are of an amount not more than US$50,000 and are to be used for enterprise reserve, the above documents may be exempted by the bank. This SAFE Notice 142, along with the recent practice of Chinese banks of restricting foreign currency conversion for fear of “hot money” going into China, limits and may continue to limit our ability to channel funds to the VIE entities for their operation. There can be no assurance that the PRC regulatory authorities will not impose further restrictions on the convertibility of the Chinese currency. Future restrictions on currency exchanges may limit our ability to use our cash flow for the distribution of dividends to our stockholders or to fund operations we may have outside of China, which could materially adversely affect our business and operating results.

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

The China Food and Drug Administration’s regulations may limit our ability to develop, license, manufacture and market our products and services.

Some or all of our operations in China will be subject to oversight and regulation by the CFDA and MOH. Government regulations, among other things, cover the inspection of and controls over testing, manufacturing, safety and environmental considerations, efficacy, labeling, advertising, promotion, record keeping and sale and distribution of pharmaceutical products. Such government regulations may increase our costs and prevent or delay the licensing, manufacturing and marketing of any of our products or services. In the event we seek to license, manufacture, sell or distribute new products or services, we likely will need approvals from certain government agencies such as the future growth and profitability of any operations in China would be contingent on obtaining the requisite approvals. There can be no assurance that we will obtain such approvals.

In 2004, the CFDA implemented new guidelines for the licensing of pharmaceutical products. All existing manufacturers with licenses were required to apply for the Good Manufacturing Practices (“cGMP”) certifications.

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

On December 16, 2011, China’s MOH ordered an immediate halt to “unapproved stem cell clinical trials and applications,” and put applications for new clinical trials on hold until July 1, 2012, which moratorium has been extended. For those clinical trials for stem cell products already approved by the CFDA, the Clinical Trial Approval Instructions and the Good Clinical Practice (“GCP”) shall be strictly followed, with unwarranted changes to the approved clinical trial protocol and profit-seeking activities strictly forbidden. As of the date of this annual report, the foregoing moratorium has not been lifted.

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

RISKS RELATED TO OUR COMMON STOCK

Our share ownership is concentrated.

One stockholder, Global Health Investment Holdings Ltd. (“Global Health”), beneficially owns approximately 32% of our issued and outstanding Common Stock. As a result, that stockholder will exert significant influence over all matters requiring stockholder approval, including the election and removal of directors, any merger, consolidation or sale of all, or substantially all, of the assets, as well as any charter amendment and other matters requiring stockholder approval. This concentration of ownership may delay or prevent a change in control and may have a negative impact on the market price of our Common Stock by discouraging third party investors. The Company was a party to a lockup agreement with Global Health entered into on January 21, 2013, which was assumed by the Company on the closing date of the merger on February 6, 2013. Under the agreement, Global Health agreed for a period of one year after the closing date of the Merger to (i) not offer, sell, agree to sell, contract to sell, hypothecate, pledge, grant any option to purchase, made any short sale, or otherwise dispose of or hedge, directly or indirectly, any of the Company’s common stock or any securities convertible into or exchangeable or exercisable for the Company’s common stock, or publicly announce an intention to effect any such transaction, in connection with Global Health’s shares, or exercise any right without respect to the registration of its shares, or file or cause to be filed any registration statement in connection with its shares without prior written consent of the Company; or (ii) enter into any swap or any other agreement or any transaction that transfers, in whole or in part, the economic consequences of ownership of Global Health’s shares without prior written consent of the Company.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

As previously reported on the Company’s Form 8-K filed with the SEC on December 16, 2013, the Company conducted an initial closing of a financing transaction on December 13, 2013, pursuant to which it sold an aggregate of 687,762 shares of the Company’s common stock to selected investors at $6.70 per share.  On March 1, 2014, the Company conducted a second and final closing of a financing transaction under which it sold an aggregate of 343,282 shares of the Company’s common stock to selected investors at $6.70 per share.  Total gross proceeds from the first and second closings totaled approximately $6,907,905.  The shares were sold pursuant to separate subscription agreements between the Company and each investor.

The issuance of the shares in the above-referenced financing transaction was made in reliance on the exemption from registration provided by Rule 506(b) of Regulation D and Regulation S under the Securities Act of 1933, as amended.

Other than as disclosed above, all unregistered sales and issuances of equity securities for the three months ended March 31, 2014 were previously disclosed in a Form 8-K or Form 10-Q filed with the SEC.

ITEM 5. OTHER INFORMATION

See Item 2 above for information regarding the second closing of a financing transaction on March 1, 2014.

ITEM 6. EXHIBITS

Exhibits

Exhibit Number	Description
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer.
32	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CELLULAR BIOMEDICINE GROUP, INC.
(Registrant)

Date: May 15, 2014	By:	/s/ Wei (William) Cao
Wei (William) Cao
Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Bizuo (Tony) Liu
Bizuo (Tony) Liu
Chief Financial Officer (Principal Financial and Accounting Officer)