Form 10-Q
period 2014-06-30
Cellular Biomedicine Group, Inc.
filed 2014-08-14
CIK 1378624

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of August 1, 2014, there were 9,077,068 shares of common stock, par value $.001 per share issued and outstanding.

 CELLULAR BIOMEDICINE GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30,	December 31,
	2014	2013
Assets

Cash and cash equivalents	$13,563,521	$7,175,215
Accounts receivable	24,000	10,581
Other receivable	63,069	78,521
Inventory	156,490	119,119
Prepaid expenses	437,473	191,572
Total current assets	14,244,553	7,575,008

Investments	10,224,177	5,105,891
Property, plant and equipment, net	819,912	1,014,805
Goodwill	-	3,299,566
Intangibles, net	419,599	601,456
Long-term prepaid expenses and other assets	498,888	-
Total assets (1)	$26,207,129	$17,596,726

Liabilities and Stockholders' Equity

Liabilities:
Accounts payable	$109,097	$213,891
Accrued expenses	1,071,606	503,717
Advances payable to related party	34,471	67,999
Other current liabilities	1,305,066	1,416,046
Total current liabilities	2,520,240	2,201,653

Total liabilities (1)	2,520,240	2,201,653

Stockholders' equity:

Preferred stock, par value $.001, 50,000,000 shares
authorized; none issued and outstanding as of
June 30, 2014 and December 31, 2013, respectively	-	-

Common stock, par value $.001, 300,000,000 shares authorized;
9,074,068 and 7,382,797 issued and outstanding
as of June 30, 2014 and December 31, 2013, respectively	9,074	7,383
Additional paid in capital	49,757,998	37,861,593
Accumulated deficit	(29,536,773)	(22,415,979)
Accumulated other comprehensive income (loss)	3,456,590	(57,924)
Total stockholders' equity	23,686,889	15,395,073
Total liabilities and stockholders' equity	$26,207,129	$17,596,726

(1) The Company's consolidated assets as of June 30, 2014 and December 31, 2013 included $1,156,232 and $1,031,350, respectively, of assets of variable interest entities, or VIEs, that can only be used to settle obligations of the VIEs.  Each of the following amounts represent the balances as of June 30, 2014 and December 31, 2013, respectively.  These assets include cash and cash equivalents of $235,795 and $9,100; other receivables of $55,943 and $50,383; inventory of $35,338 and $26,526; prepaid expenses of $216,567 and $117,676; property, plant and equipment, net, of $564,169 and $772,872; and intangibles of $48,420 and $54,793.  The Company's consolidated liabilities as of June 30, 2014 and December 31, 2013 included $338,160 and $387,703, respectively, of liabilities of the VIEs whose creditors have no recourse to the Company.   These liabilities include accounts payable of $22,312 and $24,868; other payables of $132,335 and $268,301; payroll accrual of $141,284 and $74,384; and tax payable of $42,229 and $20,150. See further description in Note 5, Variable Interest Entity.

 The accompanying notes are an integral part of these condensed consolidated financial statements.

CELLULAR BIOMEDICINE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Net sales and revenue:
Biomedical	$118,069	$-	$179,120	$-
Total sales and revenue	118,069	-	179,120	-

Operating expenses:
Cost of sales	51,953	-	92,553	-
General and administrative	1,719,316	1,578,653	3,101,828	5,758,402
Selling and marketing	44,136	46,552	65,495	52,230
Research and development	642,830	639,276	1,140,977	1,119,781
Total operating expenses	2,458,235	2,264,481	4,400,853	6,930,413
Operating loss	(2,340,166)	(2,264,481)	(4,221,733)	(6,930,413)

Other income:
Interest income	341	560	565	872
Other income	74,480	22,611	94,617	16,540
Total other income	74,821	23,171	95,182	17,412
Loss from continuing operations before taxes	(2,265,345)	(2,241,310)	(4,126,551)	(6,913,001)

Income tax provision	-	-	-	-

Loss from continuing operations	(2,265,345)	(2,241,310)	(4,126,551)	(6,913,001)

Loss from discontinued Consulting segment	(4,408,918)	(263,204)	(2,994,243)	(1,007,558)
Income tax benefit	-	-	-	-
Loss on discontinued operations	(4,408,918)	(263,204)	(2,994,243)	(1,007,558)
Net loss	$(6,674,263)	$(2,504,514)	$(7,120,794)	$(7,920,559)
Other comprehensive loss:
Cumulative translation adjustment	4,978	31,959	(6,835)	31,959
Unrecognized gain (loss) on investments	4,042,797	(112,253)	3,521,349	(734,573)
Comprehensive loss	$(2,626,488)	$(2,584,808)	$(3,606,280)	$(8,623,173)

Earnings per share for continuing operations:
Basic	$(0.29)	$(0.39)	$(0.54)	$(1.33)
Diluted	$(0.29)	$(0.39)	$(0.54)	$(1.33)

Earnings per share discontinued operations:
Basic	$(0.56)	$(0.05)	$(0.39)	$(0.19)
Diluted	$(0.56)	$(0.05)	$(0.39)	$(0.19)

Earnings per share net loss:
Basic	$(0.85)	$(0.44)	$(0.93)	$(1.52)
Diluted	$(0.85)	$(0.44)	$(0.93)	$(1.52)

Weighted average common shares outstanding:
Basic	7,829,314	5,719,075	7,660,974	5,196,583
Diluted	7,829,314	5,719,075	7,660,974	5,196,583

 The accompanying notes are an integral part of these condensed consolidated financial statements.

CELLULAR BIOMEDICINE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended
	June 30,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,120,794)	$(7,920,559)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	437,015	425,578
Loss on disposal of assets	10,358	-
Stock based compensation expense	612,622	710,402
Amortization of deferred stock compensation	63,518	337,217
Common stock issued for services	-	1,844,155
Impairment of goodwill	3,299,566	-
Loss recognized in excess of cash received on disposition of investment stock	5,913	69,071
Value of stock received for services	(1,610,000)	-
Deferred tax	-	(14,783)
Changes in operating assets and liabilities:
Accounts receivables	(13,419)	20,683
Investments	7,150	-
Other receivables	15,452	(38,104)
Inventory	(37,371)	6,802
Prepaid expenses and other assets	(245,901)	(154,994)
Long-term prepaid expenses and other assets	(498,888)	14,802
Accounts payables	(104,794)	(16,704)
Other current liabilities	(110,980)	(149,048)
Accrued expenses	567,889	254,944
Net cash used in operating activities	(4,722,664)	(4,610,538)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of business, net of cash acquired	-	2,568,995
Proceeds from the sale of assets	-	10,071
Purchases of intangibles	-	(12,880)
Purchases of assets	(77,537)	(52,465)
Net cash (used in) provided by investing activities	(77,537)	2,513,721

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock	11,221,956	-
Repayment of advances from affiliate	(33,528)	(1,250)
Net cash provided by (used in) financing activities	11,188,428	(1,250)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	79	13,319

INCREASE (DECREASE) IN CASH	6,388,306	(2,084,748)
CASH, BEGINNING OF PERIOD	7,175,215	4,144,896
CASH, END OF PERIOD	$13,563,521	$2,060,148

SUPPLEMENTAL CASH FLOW INFORMATION

Non cash financing and investing activities:
Issuance of company stock for accrued liabilities and advances	$-	$149,475
Issuance of stock for services	$-	$1,844,155

 The accompanying notes are an integral part of these condensed consolidated financial statements.

CELLULAR BIOMEDICINE GROUP, INC.
FOR THE THREE MONTHS ENDED JUNE 30, 2014 AND 2013
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF BUSINESS

As used in this quarterly report, "we", "us", "our", "CBMG", "Company" or "our company" refers to Cellular Biomedicine Group, Inc. and, unless the context otherwise requires, all of its subsidiaries.

Overview

Cellular Biomedicine Group, Inc. is primarily a biomedicine company, principally engaged in the development of new treatments for cancerous and degenerative diseases utilizing proprietary cell-based technologies.  Our technology includes four cell platforms: (i) TC-DC (tumor cell specific dendritic cells) for treatment of a broad range of cancers, (ii) haMPC (human adipose-derived mesenchymal progenitor cells) for treatment of joint disease, (iii) huMPC (human umbilical cord-derived mesenchymal progenitor cells), (iv) MNP (human embryo-derived motor neuron precursor cells) and (v) NP (human embryo-derived neuronal precursor cells) for treatment of central nervous system diseases.

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

From February 6, 2013 to June 23, 2014, we  operated the Company in two separate reportable segments: (i) Biomedicine Cell Therapy (“Biomedicine”); and (ii) Financial Consulting (“Consulting”).  The Consulting segment is conducted through EastBridge Sub.  On June 23, 2014, the Company announced the discontinuation of the Consulting segment as it no longer fits into management’s long-term strategy and vision.  The Company will focus resources on becoming a pure-play biotechnology company bringing therapies to improve the health of patients in China.

NOTE 2 – BASIS OF PRESENTATION AND LIQUIDTY

Basis of Presentation

As of February 6, 2013, in connection with the Merger, Cellular Biomedicine Group, Ltd. became the accounting acquirer thus resulting in a reverse merger for accounting purposes. Therefore, the accompanying financial statements are on a consolidated basis subsequent to February 6, 2013, but only reflect the operations of CBMG BVI prior to the date of acquisition.

    The accompanying Unaudited Condensed Consolidated Financial Statements were prepared on a going concern basis in accordance with U.S. GAAP. The going concern basis of presentation assumes that the Company will continue in operation for the next twelve months and will be able to realize its assets and discharge its liabilities and commitments in the normal course of business and does not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the Company’s inability to continue as a going concern. In order for the Company to continue operations beyond the next twelve months and be able to discharge its liabilities and commitments in the normal course of business, the Company must establish sustained positive operating results through increased sales, successfully manage its costs and implement cost cutting measures, if necessary, and implement better planning and forecasting strategies to avoid further unforeseen expenses, potentially raise additional equity or debt capital. There can be no assurance that the Company will be able to achieve sustainable positive operating results or cost reductions or obtain additional funds when needed or that such funds, if available, will be obtainable on terms satisfactory to management.

Liquidity

The accompanying Unaudited Condensed Consolidated Financial Statements were prepared on a going concern basis in accordance with U.S. GAAP. The going concern basis of presentation assumes that the Company will continue in operation for the next twelve months and will be able to realize its assets and discharge its liabilities and commitments in the normal course of business and does not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the Company’s inability to continue as a going concern. In order for the Company to continue operations beyond the next twelve months and be able to discharge its liabilities and commitments in the normal course of business, the Company must establish sustained positive operating results through increased sales, successfully manage its costs and implement cost cutting measures, if necessary, and implement better planning and forecasting strategies to avoid further unforeseen expenses, potentially raise additional equity or debt capital. There can be no assurance that the Company will be able to achieve sustainable positive operating results or cost reductions or obtain additional funds when needed or that such funds, if available, will be obtainable on terms satisfactory to management.

If the Company does not continue to achieve positive operating results and does not raise sufficient additional capital, material adverse events may occur including, but not limited to, (1) a reduction in the nature and scope of the Company’s operations, and (2) the Company’s inability to fully implement its current business plan. There can be no assurance that the Company will successfully improve its liquidity position. The accompanying Unaudited Condensed Consolidated Financial Statements do not reflect any adjustments that might be required if our liquidity position does not improve.

In the three months ended June 30, 2014, the Company experienced an increase in revenue of approximately $118,000, compared to the three months ended June 30, 2013, and a $179,000 increase in revenue for the six months ended June 30, 2014 over the comparable six months of 2013. These revenues are not a result of primary operations as the Company is still developing the market and partnerships needed for the treatments that have been or are being developed and approved.  In addition, future revenue from the primary operations is contingent upon successful completion of clinical trials and regulatory approval of our treatment methodologies.  There can be no assurance the Company will be successful in generating revenue from primary operations.  In the three months ended June 30, 2014, the Company experienced a loss from continuing operations of approximately $2.2 million compared to the loss of approximately $2.2 million for the three months ended June 30, 2013, and a $4.1 million loss from continuing operations for the six months ended June 30, 2014 compared to a loss from continuing operations of $6.9 million for the comparable period in 2013. At June 30, 2014, the Company had a substantial working capital surplus totaling $11.7 million, which improved by $6.3 million from the working capital surplus of $5.4 million at December 31, 2013.

As of the date of this report, our stock price is trading above the $8.00 exercise price for the option to purchase 1 million shares, which was issued in connection with our recent $10 million financing.    The option is immediately exercisable and redeemable after 18 months following the date of issuance once our stock price meets certain market conditions. We do not plan to rely on market conditions to support the additional $8 million capital infusion from a potential option exercise. As a developmental stage company, based on our currently anticipated course of business, there is a significant risk that, while we believe we have sufficient cash to meet our ordinary course obligations for at least the next twelve months, we will need to continue to raise capital to meet our cash needs and consider alternatives to the $8 million option exercise, though there can be no guarantee that any capital raise will be successful or provide favorable value for the Company’s stockholders.

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

For its Consulting segment, the Company engaged in listing contracts with its clients which provided for the payment of fees, either in cash or equity, upon the achievement of certain milestones by the client, including, but not limited to the successful completion of a financial statement audit, the successful listing on a national stock exchange or over-the-counter market and the maintenance of ongoing 1934 Act reporting requirements with the Securities and Exchange Commission. In some instances, payment was made in advance of performance; however, such payment was often refundable in the event that milestones were not reached. The Company recognized revenue as milestones are reached in accordance with FASB’s ASC No. 605-28-25. Such guidance stipulates that revenue be recognized for individual elements in a multiple deliverable arrangement using the relative selling price method. The Company relied on internal estimates of the relative selling price of each element as objective third-party evidence is unattainable.

        The Company has historically not recognized revenue for consulting services performed in exchange for shares of client stock until such shares are received as collectability has not been assured prior to receipt of such shares. At June 30, 2014, the Company has not recognized revenue for services that have been completed for which the Company is due to receive 5 million shares of Arem Pacific, as such shares have not yet been received.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At June 30, 2014 and December 31, 2013, cash and cash equivalents include cash on hand and cash in the bank. At times, cash deposits may exceed government-insured limits.

Accounts Receivable

Accounts receivable represent amounts earned but not collected in connection with the Company’s Consulting segment sales. The Company’s Consulting and Biomedicine segments may have account receivable balances at any given point in time. Account receivables are carried at their estimated collectible amounts.

The Company plans to follow the allowance method of recognizing uncollectible accounts receivable. The Company recognizes bad debt expense based on specifically identified customers and invoices that are anticipated to be uncollectable. At June 30, 2014 and December 31, 2013, an allowance was determined to not be needed as the Company is still performing clinical trials and has not yet generated revenues from its cell therapy candidates in the Biomedicine segment. Correspondingly, the Company has not recorded any bad debt expense for the three and six months ended June 30, 2014 and the year ended December 31, 2013.

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

For the three and six months ended June 30, 2014, depreciation expense was $133,268 and $263,660, respectively, while for the three and six months ended June 30, 2013 depreciation expense was $121,585 and $253,000, respectively.

Goodwill and Other Intangibles

Goodwill represents the excess of the cost of assets acquired over the fair value of the net assets at the date of acquisition. Intangible assets represent the fair value of separately recognizable intangible assets acquired in connection with the Company’s business combinations. The Company evaluates its goodwill and other intangibles for impairment on an annual basis or whenever events or circumstances indicate that an impairment may have occurred. As part of the determination to discontinue the Consulting segment, in the three and six months ended June 30, 2014, the Company expensed approximately $3,300,000 which represents the remaining goodwill from the merger.  No such expense was incurred in three or six months ended June 30, 2013.

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

A full valuation allowance has been established against all net deferred tax assets as of June 30, 2014 based on estimates of recoverability. While the Company has optimistic plans for its business strategy, we determined that such a valuation allowance was necessary given the current and expected near term losses and the uncertainty with respect to the Company’s ability to generate sufficient profits from its business model.

Share-Based Compensation

The Company periodically uses stock-based awards, consisting of shares of common stock and stock options, to compensate certain officers and consultants. Shares are expensed on a straight-line basis over the requisite service period based on the grant date fair value, net of estimated forfeitures, if any.

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

At June 30, 2014, the Company does not currently hold any non-marketable investments.

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

Comprehensive Loss

We apply ASC No. 220, Comprehensive Income (“ASC 220”). ASC 220 establishes standards for the reporting and display of comprehensive income or loss, requiring its components to be reported in a financial statement that is displayed with the same prominence as other financial statements. Our accumulated comprehensive gain (loss) was $3,456,590 and $(57,924) as of the periods ended June 30, 2014 and December 31, 2013, respectively.

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

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). We are currently evaluating the impact of our pending adoption of ASU 2014-09 on our consolidated financial statements and have not yet determined the method by which we will adopt the standard in 2017.

NOTE 4 – DISCONTINUED OPERATIONS

On June 23, 2014, at a Board of Directors meeting, the Company approved the discontinuation of all activities of the Consulting segment. Accordingly, based on management’s intent at June 30, 2014, the Company discontinued the Consulting segment.

As a result the Company’s activities for the Consulting segment at June 30, 2014 are now limited to winding down our consulting business activities, realizing the value of the Consulting segment’s remaining assets and making tax and regulatory filings related to the Consulting segment.  Management’s goal is to liquidate all of the Consulting segment’s remaining assets as soon as practical while seeking to maximize stockholder value.  It is currently anticipated that all of the operations of the Consulting segment will be concluded in the third quarter of 2014, and that all significant obligations to pay or make provisions to satisfy all of its expenses and liabilities.  The Company intends to retain a sufficient amount of assets to ensure it is able to pay or satisfy all of the Consulting segment’s remaining expenses and liabilities.  Payroll and related costs and other expenses are currently anticipated to be incurred at least through September 30, 2014, in order to complete all required regulatory filings and audits. Accordingly, our estimate of expenses anticipated to be incurred from July 1, 2014, to September 30, 2014, have been accrued as of June 30, 2014, in our financial statements.

        In conjunction with the discontinuance of operations, the Company recognized that all assets carrying amounts are already at their fair values less estimated cost to sell. The assets and liabilities of the discontinued operations are presented below under the captions ‘‘Assets of discontinued segment’’ and ‘‘Liabilities of discontinued segment,’’ respectively, in the accompanying Balance Sheets at June 30, 2014, and December 31, 2013, and consist of the following:

	June 30,	December 31,
	2014	2013
Assets of discontinued segment:

Cash and cash equivalents	$64,311	$409,882
Accounts receivable	24,000	10,581
Other receivable	-	50,000
Total current assets	88,311	470,463

Goodwill	-	3,299,566
Total assets	$88,311	$3,770,029

Liabilities of discontinued segment:

Accounts payable	$84,879	$110,373
Accrued expenses	890,677	125,130
Advances payable to related party	-	30,590
Total liabilities	$975,556	$266,093

In addition, the Company transferred investments, 13,073,455 shares of client stock, with a value at June 30, 2014 of $10,224,177, to the continuing operations.  The investments had a value at December 31, 2013 of $5,105,891 (see Note 9).  Management intends to utilize these shares in on-going operations.

Amounts presented for the three and six months ended June 30, 2014 and 2013, have been reclassified to conform to the current presentation. The following table provides the amounts reclassified for the three and six months ended June 30, 2014 and 2013:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Amounts reclassified:
Consulting revenue	$-	$111,434	$1,636,745.70	$111,434
Consulting operating expenses	(1,098,269)	(334,374)	(1,305,477)	(738,320)
Selling and marketing	(14,515)	(32,399)	(24,221)	(55,423)
Impairment expense	(3,299,566)	-	(3,299,566)	-
Other income (expense)	3,432	(7,865)	(1,725)	(325,249)
Total amount reclassified as discontinued operations	$(4,408,918)	$(263,204)	$(2,994,244)	$(1,007,558)

NOTE 5 – VARIABLE INTEREST ENTITY

Variable interest entities are those entities in which a company, through contractual arrangements, bears the risk of, and enjoys the rewards normally associated with ownership of the entity, and therefore the company is the primary beneficiary of the entity. Cellular Biomedicine Group (Shanghai) Ltd (“CBMG Shanghai”) is a VIE, through which the Company conducts stem cell research and clinical trials in China. The shareholders of record for CBMG Shanghai are Cao Wei and Chen Mingzhe, who together own 100% of the equity interests in CBMG Shanghai. The initial capitalization and operating expenses of CBMG Shanghai are funded by our wholly foreign-owned enterprise (“WFOE”), Cellular Biomedicine Group (Wuxi) Ltd. (“CBMG Wuxi”). The initial registered capital of CBMG Shanghai is 10 million RMB and was incorporated on October 19, 2011.

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

The Company has aggregated the financial information of CBMG Shanghai in the table below. The aggregate carrying value of CBMG Shanghai’s assets and liabilities (after elimination of intercompany transactions and balances) in the Company’s condensed consolidated balance sheets as of June 30, 2014 and December 31, 2013, are as follows:

	June 30,	December 31,
	2014	2013
Assets
Cash	$235,795	$9,100
Other receivable	55,943	50,383
Inventory	35,338	26,526
Prepaid expenses	216,567	117,676
Total current assets	543,643	203,685

Property, plant and equipment, net	564,169	772,872
Intangibles	48,420	54,793
Total assets	$1,156,232	$1,031,350

Liabilities and Stockholders' Equity
Liabilities:
Accounts payable	$22,312	$24,868
Other payable	132,335	268,301
Payroll accrual	141,284	74,384
Tax payable	42,229	20,150
Total liabilities	$338,160	$387,703

NOTE 6 – OTHER CURRENT ASSETS

Other Receivables

The Company pays deposits on various items relating to office expenses. Management has classified these deposits as receivables as the intention is to recover these deposits in less than 12 months. As of June 30, 2014 and December 31, 2013 the amounts of other receivables was $63,069 and $78,521.

NOTE 7 – INVENTORY

At June 30, 2014 and December 31, 2013, inventory consisted of the following:

	June 30, 2014	December 31, 2013
Raw materials	$48,593	$27,979
Work in progress	17,584	-
Finished goods	90,313	91,140
	$156,490	$119,119

This inventory is from the Biomedicine segment. The Consulting segment did not have inventory.

NOTE 8 – PROPERTY, PLANT AND EQUIPMENT

As of June 30, 2014 and December 31, 2013, property, plant and equipment, carried at cost, consisted of the following:

	June 30, 2014	December 31, 2013

Office equipment	$17,530	$17,100
Manufacturing equipment	828,553	775,449
Computer equipment	44,561	38,147
Leasehold improvements	1,068,680	1,049,889
Construction work in process	-	18,645
	1,959,324	1,899,230
Less: accumulated depreciation	(1,139,412)	(884,425)
	$819,912	$1,014,805

For the three and six months ended June 30, 2014, depreciation expense was $133,268 and $263,660, respectively, while for the three and six months ended June 30, 2013 depreciation expense was $121,585 and $253,000, respectively.

NOTE 9  - FAIR VALUE ACCOUNTING

Assets measured at fair value on a recurring basis as of June 30, 2014 and December 31, 2013 are summarized as follows:

	As of June 30, 2014
	Fair Value Measurements at Reporting Date Using:
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Equity position in Alpha Lujo, Inc.	$588,470	$588,470	$-	$-
Equity position in Arem Pacific Corporation	8,080,000	8,080,000	-	-
Equity position in Wonder International Education & Investment Group Corporation	1,555,707	1,555,707	-	-
	$10,224,177	$10,224,177	$-	$-

	As of December 31, 2013
	Fair Vaue Measurements at Reporting Date Using:
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Equity position in Alpha Lujo, Inc.	$107,118	$107,118	$-	$-
Equity position in Arem Pacific Corporation	3,500,000	3,500,000	-	-
Equity position in Wonder International Education & Investment Group Corporation	1,498,773	1,498,773	-	-
	$5,105,891	$5,105,891	$-	$-

During the six months ended June 30, 2014, the Company received 3,000,000 shares of Arem Pacific Corporation and 800,000 shares of Alpha Lujo, Inc. as compensation for services performed by the Company’s Consulting segment.  No shares were received in the three months ended June 30, 2014. During the year ended December 31, 2013, the Company received 5,000,000 shares of Arem Pacific Corporation as compensation for services performed by the Company’s Consulting segment. As of June 30, 2014 and December 31, 2013, the Company holds 8,000,000 and 5,000,000 shares in Arem Pacific Corporation, 2,942,350 and 2,142,350 shares in Alpha Lujo, Inc., and 2,131,105 and 2,141,105 shares in Wonder International Education and Investment Group Corporation, respectively.  The Company has valued these shares at the closing OTCBB quoted price on June 30, 2014. As such, the estimated fair values of these financial instruments subsequent to the reporting date may be different than the amounts reported at period end.

NOTE 10 – GOODWILL & INTANGIBLE ASSETS

       As of June 30, 2014, the Company determined that an impairment existed with the remaining goodwill balance.  This impairment is the result of the discontinuation of the Consulting segment.  For the three and six months ended June 30, 2014 the Company recorded an impairment expense of approximately $3,300,000 which was reclassified to discontinued operations with the Consulting segment.  No such expense was recorded in the three and six months ended June 30, 2013.

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

As of June 30, 2014 and December 31, 2013, intangible assets, net consisted of the following:

Patents
	June 30, 2014	December 31, 2013
Cost basis	$1,019,771	$1,020,577
Less: accumulated amortization	(640,588)	(475,381)
	$379,183	$545,196

Software
	June 30, 2014	December 31, 2013
Cost basis	$58,465	$57,031
Less: accumulated amortization	(18,049)	(12,479)
	$40,416	$44,552

Trademark
	June 30, 2014	December 31, 2013
Cost basis	$-	$11,708
Less: accumulated amortization	-	-
	$-	$11,708
Total intangibles, net	$419,599	$601,456

All software is provided by a third party vendor, is not internally developed, and has an estimated useful life of five years. Patents are amortized using an estimated useful life of three to five years. Amortization expense for the three and six months ended June 30, 2014 was $86,683 and $173,355, respectively, and amortization expense for the three and six months ended June 30, 2013 was $87,242 and $172,578, respectively. Estimated amortization expense for each of the ensuing years are as follows for the years ending December 31:

Years ending December 31,	Amount
2014	$171,460
2015	222,105
2016	9,582
2017 and thereafter	16,452
$419,599

NOTE 11 – LEASES

Our corporate headquarters are located at 530 University Avenue in Palo Alto, California. We currently pay rent in the amount of $1,400 per month on a month-to-month basis.

As a result of the Merger, the Company inherited the following lease obligations. The Company had leased office space in Scottsdale, Arizona under a two year non-cancelable operating lease agreement initiated in August 2012. The monthly rent amount was $776 and expired in July 2014. In 2012, the Company agreed to continue the lease agreement for housing in Beijing. This lease continues on a month-to-month basis. Rent expense for the six months ended June 30, 2014 and 2013 was $240,647 and $221,356, respectively. It is anticipated that both of these leases will not be renewed.

Additionally, the Biomedicine segment has entered into nine tenancy agreements. The details of the nine tenancy agreements are as follows:

CBMG Wuxi, the lessee, has a tenancy agreement with Wuxi Huishan Xin Cheng Life Technology Industry Development Co., LTD’s., the lessor, for lease of the demised premises in Room E2301, Life Technology Industry A Zone, 1619, Huishan Da Dao, Huishan District, Wuxi, P. R. China. The lease term is three years, commencing from March 1, 2011 to February 28, 2014. This lease continues on a month-to-month basis at June 30, 2014. In June 2014, the Company obtained a notification from Wuxi Huishan Xin Cheng Life Technology Industry Development Co., LTD, advising that the rent would be exempted from January 1, 2013 to February 28, 2015.  This exemption is a subsidy awarded to the Company, which resulted in the recording of other income of approximately $14,000 for rent expense of previous periods and no additional expense will be recorded until after this period.

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

Cellular Biomedicine Group Hong Kong (“HK”), the lessee, has a tenancy agreement with Global Incorporation Centre (HK) Limited, the lessor, for lease of the demised premises in Unit 402, 4th Floor, Fairmont House, No. 8 Cotton Tree Drive, Admiralty, Hong Kong. The lease term is one year, commencing from July 1, 2013 to June 30, 2014.  This contract has been renewed for one year and will expire on June 30, 2015.

CBMG Shanghai, the lessee, has a tenancy agreement with Shanghai Xuhui Huizhong Public rental housing, the lessor, for lease of the demised premises in Room 1210, NO. 36 Caodong Road, Xuhui District. The lease term is two years, commencing from December 17, 2012 to December 31, 2014.

As of June 30, 2014, the Company has the following future minimum lease payments due under the foregoing lease agreements:

Years ending December 31,	Amount
2014	$181,560
2015	$15,195
$196,755

NOTE 12 – RELATED PARTY TRANSACTIONS

The net balance due to related parties is $34,471 as of June 30, 2014, representing $4,256 for combined advances from the Company’s executives and $30,215 to a subsidiary of Global Health Investment Holdings Ltd., CBMG’s largest shareholder.  The net balance due to related parties is $67,999 as of December 31, 2013, representing $37,784 for combined advances from the Company’s executives and $30,215 to a subsidiary of Global Health, CBMG’s largest shareholder.

The Company received income from the Subsidiaries of Global Health Investment Holdings Ltd. for cell kits with cell processing and storage for the three and six months ended June 30, 2014, of approximately $118,000 and $179,000, respectively. The Biomedicine segment did not have revenue for the three and six months ended June 30, 2013.

During the year ended December 31, 2013, the Company paid $1,493,439 to the executives of the consulting segment subsidiary to settle all outstanding accrued compensation liabilities. .

NOTE 13 – EQUITY

ASC Topic 505 Equity paragraph 505-50-30-6 establishes that share-based payment transactions with nonemployees shall be measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. ASC Topic 470 Debt paragraph 470-50-40-3 states that, in an early extinguishment of debt through exchange for common or preferred stock, the reacquisition price of the extinguished debt shall be determined by the value of the common or preferred stock issued or the value of the debt whichever is more clearly evident. The Company’s policy is to record all stock transactions at the quoted market price on the day of issuance, as the most consistently reliable measurement of the transaction value.

In June 2014, the Company entered into several Subscription Agreements with selected investors that met the criteria as “non-U.S. persons” who agreed to comply with the applicable requirements of Regulation S under the Act. As a result of these transactions, the Company issued to the purchasers an aggregate of 1,492,537 shares of common stock, with a par value of $0.001, at a price per share of $6.70 for an aggregate purchase price of approximately $10,000,000.  The Company also issued to the lead investor in the financing, a three-year option to purchase up to 1,000,000 shares of common stock at $8.00 per share.  Pursuant to the terms of the option, if at any time after 18 months following the date of issuance, the daily volume-weighted average price of the Company’s common stock exceeds $12.00 for a consecutive 20 trading days, the Company shall have the right to require the holder to exercise the option in full.

In March 2014, the Company entered into several Subscription Agreements with selected investors that met the criteria as “Accredited Investors” as defined in Rule 501(a) of Regulation D under the Securities Act of 1933 (the “Act”), and other investors who met the criteria as “non-U.S. persons” who agreed to comply with the applicable requirements of Regulation S under the Act. As a result of these transactions, the Company issued to the purchasers an aggregate of 194,029 shares of common stock, with a par value of $0.001, at a price per share of $6.70 for an aggregate purchase price of approximately $1,220,000.

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

On May 1, 2014 the Company revised Wen Tao (Steve) Liu’s agreement (the “Wen Tao Employment Agreement”) .  Pursuant to the Wen Tao Agreement, Steve Liu will receive an annual base salary of $150,000 as part-time Executive Chairman.

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

On June 30, 2014, pursuant to the discontinuation of the Consulting business, the Company offered a severance agreement with Mr. Wong and Mr. Klein.  The terms and conditions of the severance agreement are commensurate with the Subsidiary Employment Agreements.

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

Discontinued Operations Plan

On June 30, 2014, pursuant to the discontinuation of the Consulting business, the Company offered a severance agreement with Mr. Wong and Mr. Klein.  The terms and conditions of the severance agreement are commensurate with the Subsidiary Employment Agreements and as a result the company has expensed approximately $887,000 in discontinued operations in the three months ended June 30, 2014.

NOTE 15 – STOCK BASED COMPENSATION

Our stock-based compensation arrangements include grants of stock options and restricted stock awards under the Stock Option Plan (the “2009 Plan”, “2011 Plan”, and the “2013 Plan”), and certain awards granted outside of these plans.

Refer to the Current Report on Form 10-K filed April 15, 2014, for further information on our stock-based compensation arrangements. The compensation cost that has been charged against income related to stock-based compensation (including shares issued for services and expense true-ups and reversals) is as follows;

The Company recognized expense of $28,160 and $63,518 associated with restricted stock awards during the three and six months ended June 30, 2014 and $67,992 and $143,476 for the three and six months ended June 30, 2013, respectively. As of June 30, 2014, there was $140,622 related to an aggregate of 16,273 of non-vested restricted stock awards. These costs are expected to be recognized over a weighted-average period of 1.25 years for the restricted stock awards.

During the three and six months ended June 30, 2014, the Company issued stock options under the 2011 and 2013 Plans to purchase an aggregate of 500,700 shares of the Company’s common stock to officers, directors and employees. The grant date fair value of these options, net of estimated forfeitures, was $1,763,345 using Black-Scholes option valuation models with the following assumptions: exercise price equal to the grant date stock price of $5.00 to $6.80, volatility of 127% to 131%, expected life 6.0 years, and risk-free rate of 1.82 to 2.08%. The Company is expensing these stock option awards on a straight-line basis over the requisite service period.  The Company recognized expense of $333,177 and $612,622 associated with stock option awards during the three and six months ended June 30, 2014 and $144,046 and $193,740 for the three and six months ended June 30, 2013, respectively. As of June 30, 2014, there was $2,921,364 of total unrecognized compensation cost related to an aggregate of 905,664 of non-vested stock option awards. These costs are expected to be recognized over a weighted-average period of 2.3 years for the stock options awards.

       The following table summarizes stock option activity as of December 31, 2013 and for the six months ended June 30, 2014:

	Number of Units	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Outstanding at December 31, 2013	705,073	$4.19	9.2	$735,132
Grants	500,700	5.25
Forfeitures	(57,500)	5.36
Exercises	-	-
Outstanding at June 30, 2014	1,148,273	$4.60	9.2	$11,141,879

Vested and exercisable at June 30, 2014	242,609	$3.78	8.7	$2,540,959

Exercise	Number of Shares
Price	Outstanding	Exercisable

$3.00 - $4.95	350,883	161,994
$5.00+	797,390	80,615
	1,148,273	242,609

NOTE 16 – NET INCOME (LOSS) PER SHARE

Basic and diluted net loss per common share is computed on the basis of our weighted average number of common shares outstanding, as determined by using the calculations outlined below:

		Three Months Ended		Six Months Ended
		June 30,		June 30,
		2014	2013	2014	2013

Loss from continuing operations		$(2,265,345)	$(2,241,310)	$(4,126,551)	$(6,913,001)

Loss on discontinued operations		$(4,408,918)	$(263,204)	$(2,994,243)	$(1,007,558)

Net loss		$(6,674,263)	$(2,504,514)	$(7,120,794)	$(7,920,559)

Weighted average shares of common stock		7,829,314	5,719,075	7,660,974	5,196,583
Dilutive effect of stock options		-	-	-	-
Restricted stock vested not issued		-	-	-	-
Common stock and common stock equivalents		7,829,314	5,719,075	7,660,974	5,196,583

	Loss from continuing operations per basic share	$(0.29)	$(0.39)	$(0.54)	$(1.33)
	Loss from continuing operations per diluted share	$(0.29)	$(0.39)	$(0.54)	$(1.33)

	Loss on discontinued operations per basic share	$(0.56)	$(0.05)	$(0.39)	$(0.19)
	Loss on discontinued operations per diluted share	$(0.56)	$(0.05)	$(0.39)	$(0.19)

	Net loss per basic share	$(0.85)	$(0.44)	$(0.93)	$(1.52)
	Net loss per diluted share	$(0.85)	$(0.44)	$(0.93)	$(1.52)

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

In both the three and six months ended June 30, 2014, income tax expense (benefit) was $0, as the Company applied a valuation allowance to the net tax benefit.

NOTE 18 – SEGMENT INFORMATION

As stated in Note 4, as of June 23, 2014, the Company decided to discontinue the Consulting segment.  As such, going forward, the Company will only have one remaining business unit. Therefore, the Company will not be presenting segment information until such time as another segment is developed.

NOTE 19 – SUBSEQUENT EVENTS

On July 31, 2014, Mr. Wong and Mr. Klein have executed the severance agreements offered by the Company pursuant to the discontinuation of the Consulting business.

       On August 4, 2014, Cellular Biomedicine Group, Inc. (the “Company”) issued a press release announcing its execution of a framework agreement for the Company’s proposed acquisition of the business and related technologies of Agreen Biotech Co. Ltd. China.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis summarizes the significant factors affecting our results of operations, financial condition and liquidity position for the three months ended June 30, 2014 and 2013,  and should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this filing.

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

Recent Developments

On June 23, 2014, the board of directors of the Company determined to discontinue the Company’s legacy consulting business segment and to focus the Company’s operations exclusively on its biomedicine business, acquired in February 2013.

On June 18, 2014, Cellular Biomedicine Group, Inc. (the “Company”) closed a financing transaction (the “Financing”) pursuant to which it sold an aggregate of 1,492,537 shares (the “Shares”) of the Company’s common stock, par value $0.001 per share (the “Common Stock”), to selected investors (the “Investors”) at $6.70 per share, for total gross proceeds of approximately $10,000,000.  The Shares were sold pursuant to separate subscription agreements (the form of which is attached to the 8-K filed on June 23, 2014, as Exhibit 10.1) between the Company and each Investor.  The Company also issued to a designee of the lead Investor in the Financing a three-year option to purchase up to 1,000,000 shares of common stock at $8.00 per share, subject to adjustment for stock splits, stock dividends, combinations of shares and similar recapitalization transactions.  Pursuant to the terms of the option, if at any time after 18 months following the date of issuance, the daily volume-weighted average price of the Company’s common stock exceeds $12.00 for a consecutive 20 trading days, the Company shall have the right to require the holder to exercise the option in full.

In 2013, we completed Phase I/IIa clinical trials for our Knee Osteoarthritis (“KOA”) and Hepatocellular Carcinoma (“HCC”) therapies. We have received six-month MRI data for our KOA Phase IIa clinical trial on statistically relevant evidence of cartilage growth and have started patient enrollment for our Phase IIb KOA trial.  We expect to have half of the requisite number of trial patients enrolled within the second quarter of 2014 and mid-point observation (48 patients and 12-month follow-up) published in the first half of 2015.  We are continuing our observation of Phase I HCC Tumor Cell Targeted Dendritic Cell (“TC-DC”) therapy trial patients beyond the safety analysis and expect to have an update in late 2014.  We have also launched pre-clinical study on human adipose derived mesenchymal progenitor cell (“haMPC”) therapy for Asthma.

With regard to our intellectual property portfolio, in the first quarter of 2014 we secured patents relating to the use of haMPC for the prevention, and treatment of Osteoarthritis and a patent for using allogeneic haMPCs or mesenchymal progenitor cells for the prevention and treatment of Rheumatoid Arthritis.

In the next 12 months, we aim to accomplish the following in our biomedicine business:

●	Complete the preclinical safety studies on Asthma.

●	Publish the KOA Phase IIa six and twelve months MRI data that demonstrates clear signs of efficacy.

●	Obtain approval for pending Patent Cooperation Treaty (“PCT”) patents.

●	Develop a strategy to launch Phase II clinical trials for HCC.

●	Develop IP on allogeneic HaMPC therapy for Asthma

For the three and six months ended June 30, 2014 we generated $118,069 and $179,120, respectively, in revenue from the sales of A-Stromal™ enzyme reagent kits. For the three and six months ended June 30, 2013, the biomedicine business did not generate revenue from the sales of enzyme reagent kits. We expect our biomedicine business to generate revenues primarly from the development of therapies for the treatment of KOA upon commecialization after completing the requisite clinical trials.

Our operating expenses for the three and six months ended June 30, 2014 were in line with management’s plans and expectations. We incurred an increase in total operating expenses of approximately $194,000 for the three ended June 30, 2014, and a decrease of approximately $2,530,000 for the six months ended June 30, 2014, as compared to the three and six months ended June 30, 2013, which is primarily attributable to costs incurred in 2013 in connection with our Merger and expenses related to being a public company.

In addition, for the six months ended June 30, 2013 we issued 342,360 shares of common stock, for which we recorded an expense of $1,694,682, based on the quoted market prices on the dates of issuance. These issuances were made to certain pre-merger private investors in CBMG BVI while it was a privately-held corporation. CBMG BVI agreed that if it did not achieve ten Phase II clinical trials by March 31, 2013 it would issue certain contingent shares to its private investors. This contingent share obligation to investors was assumed by the Company in the merger. On March 29, 2013 the Company issued the contingent shares to these pre-merger investors as required.  No further agreements exist as of June 30, 2014.

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

      Our treatment focal points are cancer, neurodegenerative and other degenerative diseases comprised of KOA, Asthma medical Technology, Spinal Muscular Atrophy (“SMA”), and Amyotrophic Lateral Sclerosis (“ALS”).

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

In 2013, we completed a Phase I/IIa clinical trial for our Knee Osteoarthritis (“KOA”) therapy named ReJoinTM. The trial tested the safety and efficacy of intra-articular injections of autologous haMPCs in order to reduce inflammation and repair damaged joint cartilage. The 6-month follow-up clinical data showed ReJoinTM therapy to be both safe and effective.

                In Q2 2014 we completed patient enrollment for the Phase IIb clinical trial of ReJoinTM for KOA. The multi-center study has enrolled 53 patients to participate in a randomized, single blind trial. We expect to publish interim observation of Phase IIb and 12 month follow-up data of Phase I/IIa by Q1 2015.

In Q1 of 2014 we began a pre-clinical study on human adipose derived mesenchymal progenitor cell (haMPC) therapy for asthma. The pre-clinical study, conducted by Shanghai First People’s Hospital, a leading teaching hospital affiliated with Shanghai Jiaotong University, will evaluate the safety and efficacy of haMPCs to treat severe asthma.

These methodologies enable us to conduct certain clinical trials and commercialization. Our TC-DC therapy utilizes dendritic cells that have been taught the unique "signature" of the patient's’ cancer, in order to trigger an effective immune response against cancer stem cells, the root cause of cancer metastasis and recurrence. We have a process to develop MNP and NP cells with high purity levels, validated by synapse formation, and have shown functional innervation with human muscle cells. These products enable us to conduct certain clinical trials and pursue commercialization for TC-DC, and explore the development of new therapies for a variety of neurodegenerative diseases.  As of December 31, 2013, we have completed the HCC Phase I trial.

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

•
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

•
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

•
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

There over 30 million people in China suffering from asthma without effective therapies. Respiratory diseases account for 15% of deaths in China. China has the largest asthmatic population in the world and is one of the countries with the highest asthma mortality rate. (Source: Respirology 2013, Asian Pacific Society of Respirology)

Approved cell therapies have been appearing on the market in recent years. In 2011, however, the industry was dealt two setbacks when Geron Corporation discontinued its embryonic program, and when Sanofi-Aventis acquired Genzyme Corporation and did not acquire the product rights relating to the allogeneic cell technology of Osiris Therapeutics, Inc., a partner of Genzyme and a leader in the field. In both cases there were difficulties navigating the U.S. regulatory requirements for product approval. Inadequate trial designs were cited in the executive summary of the 2012 New York Stem Cell Summit Report as contributing to these failures.

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

Our Strategy

The majority of our biomedicine business is in the development stage. In 2013 we launched our A-StromalTM adipose stromal cell isolation kit on the China market and to date have sold a selective number of kits in the region.  We intend to concentrate our business on the cell therapies and carrying our KOA clinical trial to commercialization.

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

CBMG’s Cellular Biomedicine Technology Platforms

In order to expedite fulfillment of patient treatment CBMG has been actively developing technologies and products with a strong intellectual properties protection, including haMPC, derived from fat tissue, for the treatment of KOA, Asthma and other indications, and human umbilical cord derived mesenchymal progenitor cells (“huMPC”) for the treatment of Systemic Lupus Erythematosus (“SLE”) and other indications. CBMG has also been actively engaging with world leading scientists and companies, to develop TC-DC therapy for the treatment of HCC. In addition, through our cooperative arrangement with California Stem Cell, Inc. (“CSC”), CBMG has rights to develop cell therapies based on MNP and NP.

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

Motor Neuron Precursor Cells (MNP) and Neuronal Precursor Cells (NP)

Through our  arrangement with CSC we have rights originating from CSC to produce clinical-quality motor neuron and neuronal progenitor cells from human embryonic stem cells (“ES”). These stem cell-derived motor neurons have potential applications in treating amyotrophic lateral sclerosis (motor neuron disease, also known as Lou Gehrig’s disease), a condition caused by a debilitating rapid progressive weakness, muscle atrophy and loss of motor function; and SMA, a group of debilitating disorders characterized by degeneration of lower motor neurons situated in the lower spinal cord, causing atrophy of various muscle groups in the body. Presently none of these conditions or disorders have any known cure.

Our Targeted Indications and Potential Therapies

Knee Osteoarthritis (KOA)

We have completed the Phase I/IIa clinical trial for the treatment of KOA. Three-month Phase I/IIa follow up data revealed statistically significant improvement in KOA from the baseline in clinical scores for WOMAC, NRS-11, SF-36, and KSCRS knee osteoarthritis indices, showing significantly reduced knee pain, improved knee mobility, and prolonged walking distance. MRI examination revealed an increase in cartilage thickness as early as three months after the therapy. Data of three patients who have completed six-month follow-up has confirmed the three-month findings.  With the last patient treated in Q4 2013, analysis of the full six-month follow-up data has revealed that patients have reported a significant improvement in mobility, flexibility and a decrease in pain. Additional studies are being carried out to confirm the cartilage regrowth. Enrollment of 48 patients required for our Phase IIb clinical trial was completed in June, 2014.

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

haMPCs are currently being considered as a new and effective treatment for osteoarthritis, with a huge potential market.  Osteoarthritis is one of the ten most disabling diseases in developed countries. Worldwide estimates are that 9.6% of men and 18.0% of women aged over 60 years have symptomatic osteoarthritis. It is estimated that the global OA therapeutics market was worth $4.4 billion in 2010 and is forecast to grow at a compound annual growth rate (“CAGR”) of 3.8% to reach $5.9 billion by 2018.

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

According to existing laws in the PRC, TC-DC therapy is considered a Category III medical technology, which must be managed and approved by the PRC’s Ministry of Health (“MOH”). The current market strategy is for CBMG to partner with Class-AAA hospitals to set up either on-site or localized cGMP standard cell biology laboratories, and apply to MOH for Phase I/II clinical trials to use TC-DC therapy for liver cancer. Upon completion of these clinical trials, partnered Class-AAA hospitals will jointly file applications to MOH for a license to treat liver cancer using TC-DC technology. For hospitals that have received a license, CBMG will provide liver cancer targeted DC cells, with the hospital charging appropriate cell therapy fees to the patient as determined by local government guidelines. We expect to derive revenues from service fees to hospitals.

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

On June 23, 2014, our management with Board of Directors approval, agreed to discontinue the Consulting segment, with winding down activities expected to be completed during the third quarter of 2014.

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

Options - The compensation cost that has been charged against income related to stock-based compensation for the three and six months ended June 30, 2014 was $333,177 and $612,622, respectively, while for the three and six months ended June 30, 2013 expense was $144,046 and $193,740, respectively, and is included in general and administrative expense in our Condensed Consolidated Statements of Operations. As of June 30, 2014, there was $2,921,364 of total unrecognized compensation cost related to non-vested stock option awards. That cost is expected to be recognized over a weighted-average period of 2.3 years for the stock option awards.

Restricted shares – The compensation expense that has been charged against income related to stock-based compensation for the three and six months ended June 30, 2014 was $28,160 and $63,518, respectively, while for the three and six months ended June 30, 2013 expense was $67,992 and $143,476, respectively, and is included in general and administrative expense in our Condensed Consolidated Statement of Operations and Comprehensive Loss. As of June 30, 2014, a total of 16,273 restricted shares awards have been granted that remain unearned. As of June 30, 2014, total unrecognized compensation cost related to unvested awards was $140,622 for which the weighted average period over which such compensation cost is to be recognized is 1.25 years.

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

A full valuation allowance has been established against the majority of net deferred tax assets as of June 30, 2014 based on estimates of recoverability. While we have optimistic plans for our business strategy, we determined that such a valuation allowance was necessary given the current and expected near term losses and the uncertainty with respect to our ability to generate sufficient profits from our business model.

Results of Operations

       Below is a discussion of the results of our operations for the three months ended June 30, 2014 and 2013. These results are not necessarily indicative of result that may be expected in any future period. Our prospects should be considered in light of the risks, expenses and difficulties that we may encounter. We may not be successful in addressing these risks and difficulties.

Comparison of Three Months Ended June 30, 2014 to Three Months Ended June 30, 2013

Although the descriptions in the results of operations below reflect our operating results as set forth in our Condensed Consolidated Statement of Operations and Comprehensive Loss filed herewith, prior periods being presented are reflective of the reclassifications as required for discontinued operations.

	Three Months	Three Months
	Ended June 30,	Ended June 30,
	2014	2013
Net sales and revenue
Biomedical	$118,069	$-
Total sales and revenue	118,069	-

Operating expenses:
Cost of sales	51,953	-
General and administrative	1,719,316	1,578,653
Selling and marketing	44,136	46,552
Research and development	642,830	639,276
Total operating expenses	2,458,235	2,264,481
Operating loss	(2,340,166)	(2,264,481)

Other income (expense)
Interest income	341	560
Other expense	74,480	22,611
Total other income (expense)	74,821	23,171
Loss from continuing operations before taxes	(2,265,345)	(2,241,310)

Income tax provision	-	-
Loss from Continuing operations	(2,265,345)	(2,241,310)

Loss from discontinued Consulting segement	(4,408,918)	(263,204)
Income tax benefit	-	-
Loss on discontiued operations	(4,408,918)	(263,204)
Net loss	$(6,674,263)	$(2,504,514)
Other comprehensive loss:
Cumulative translation adjustment	4,978	31,959
Unrecognized loss on investments	4,042,797	(112,253)
Comprehensive net loss	$(2,626,488)	$(2,584,808)

Results of Operations

Net Revenues

	Net Revenues
	2014	2013	Change	Percent

Three months ended June 30,	$118,069	$-	$118,069	0%

In the three months ended June 30, 2014, we sold units of the A-StromalTM kits at approximately $3,250 USD with the exchange rate on June 30, 2014. No such revenue was recorded for the three months ended June 30, 2013. Based on current estimates we expect our biomedicine business to generate revenues primarily from the development of therapies for the treatment of KOA after we successfully complete all of the requisite clinical trials.

Cost of Sales

	Cost of Sales
	2014	2013	Change	Percent

Three months ended June 30,	$51,953	$-	$51,953	0%

The increase in cost of sales was attributable to the A-StromalTM kits sold. The Biomedicine segment is still in the development phase.

General and Administrative Expenses

	General & Administrative Expenses
	2014	2013	Change	Percent

Three months ended June 30,	$1,719,316	$1,578,653	$140,663	9%

General and administrative expenses increased due primarily to the following:

Increased expenses in 2014 associated with increased corporate activities related the management and the development of our biomedicine business, including:

o	An increase in stock-based compensation expense of $149,000;
o	An increase in payroll expenses of $119,000;
o	An increase in depreciation expense of $84,000;
o	An increase in other expenses of $84,000;
o	An increase in travel expense of $73,000;
o	An increase in investor relations expense of $24,000; partially offset by
o	A decrease in legal, professional and accounting services of $393,000;

Sales and Marketing Expenses

	Sales & Marketing Expenses
	2014	2013	Change	Percent

Three months ended June 30,	$44,136	$46,552	$(2,416)	(5)%

Sales and marketing expenses decreased by approximately $2,000 in the three months ended June 30, 2014 as compared to the three months ended June 30, 2013, as a result of an decrease in payroll expenses by approximately $25,000 partially offset by an increase in travel, promotion, insurance and entertainment expenses of approximately $23,000.

Research and Development Expenses

	Research and Development Expenses
	2014	2013	Change	Percent

Three months ended June 30,	$642,830	$639,276	$3,554	1%

Research and development costs increased by approximately $4,000 in the three months ended June 30, 2014 as compared to the three months ended June 30, 2013 due primarily to an increase in experiment fees and partially offset by other research and development costs.  In 2014 we have undertaken significant activities surrounding the development of our biomedicine intellectual property, including the implementation of Phase IIb clinical trials for KOA, which began recruiting patients in the first quarter of 2014.

Operating Loss

	Operating Loss
	2014	2013	Change	Percent

Three months ended June 30,	$(2,340,166)	$(2,264,481)	$(75,685)	3%

The decrease in the operating loss for the three months ended June 30, 2014 as compared to the same period in 2013 is primarily due to changes in revenues, sales and marketing expenses and general and administrative expenses, each of which is described above.

Total Other Income

	Total Other Income
	2014	2013	Change	Percent

Three months ended June 30,	$74,821	$23,171	$51,650	223%

Other income (expense) consists primarily of rental subsidy income and foreign exchange gains and losses on transactions in our biomedicine segment.

Income Tax Benefit (Provision)

	Income Tax Benefit (Provision)
	2014	2013	Change	Percent

Three months ended June 30,	$-	$-	$-	0%

While we have prudent plans for our business strategy, we determined that a valuation allowance was necessary given the current and expected near term losses and the uncertainty with respect to our ability to generate sufficient profits from our business model. Therefore, we established a valuation allowance for all deferred tax assets and we incurred no tax benefit for the three months ended June 30, 2014 and 2013.

Loss from Continuing Operations

	Loss from Continuing Operations
	2014	2013	Change	Percent

Three months ended June 30,	$(2,265,345)	$(2,241,310)	$(24,035)	1%

          Changes in loss from continuing operations are primarily attributable to changes in operating loss as described above.

Loss from Discontinued Operations

	Loss from Discontinued Operations
	2014	2013	Change	Percent

Three months ended June 30,	$(4,408,918)	$(263,204)	$(4,145,714)	1575%

          Change in loss from discontinued operations is primarily attributable to impairment expense of approximately $3,300,000 and a onetime accrual of $887,000 of shutdown costs associated with our decision to terminate this Consulting business segment.

Net Loss

	Net Loss
	2014	2013	Change	Percent

Three months ended June 30,	$(6,674,263)	$(2,504,514)	$(4,169,749)	166%

Changes in net loss are primarily attributable to changes in operations of our biomedicine segment as  and the discontinued consulting segment, each of which is described above.

Comprehensive Net Loss

	Comprehensive Net Loss
	2014	2013	Change	Percent

Three months ended June 30,	$(2,626,488)	$(2,584,808)	$(41,680)	2%

For the three months ended June 30, 2014, we recorded an unrecognized gain on investments of approximately $4,043,000, and foreign currency translation impacts of approximately $5,000. For the three months ended June 30, 2013, we recognized approximately $112,000 of unrecognized losses on investments partially offset by foreign currency translation impacts of approximately $32,000.

Comparison of Six Months Ended June 30, 2014 to Six Months Ended June 30, 2013

Below is a discussion of the results of our operations for the six months ended June 30, 2014 and 2013. These results are not necessarily indicative of result that may be expected in any future period. Our prospects should be considered in light of the risks, expenses and difficulties that we may encounter. We may not be successful in addressing these risks and difficulties.

Although the descriptions in the results of operations below reflect our operating results as set forth in our Condensed Consolidated Statement of Operations and Comprehensive Loss filed herewith, prior periods being presented are reflective of the reclassifications as required for discontinued operations.

	Six Months	Six Months
	Ended June 30,	Ended June 30,
	2014	2013
Net sales and revenue
Biomedical	$179,120	$-
Total sales and revenue	179,120	-

Operating expenses:
Cost of sales	92,553	-
General and administrative	3,101,828	5,758,402
Selling and marketing	65,495	52,230
Research and development	1,140,977	1,119,781
Total operating expenses	4,400,853	6,930,413
Operating income (loss)	(4,221,733)	(6,930,413)

Other income (expense)
Interest income	565	872
Other expense	94,617	16,540
Total other income (expense)	95,182	17,412
Loss from continuing operations before taxes	(4,126,551)	(6,913,001)

Income tax provision	-	-
Loss from Continuing operations	(4,126,551)	(6,913,001)

Loss from discontinued Consulting segement	(2,994,243)	(1,007,558)
Income tax benefit	-	-
Loss on discontiued operations	(2,994,243)	(1,007,558)
Net income (loss)	$(7,120,794)	$(7,920,559)
Other comprehensive income (loss):
Cumulative translation adjustment	(6,835)	$31,959
Unrecognized loss on investments	7,983,895	(734,573)
Comprehensive net income (loss)	$856,266	$(8,623,173)

Results of Operations

Net Revenues

	Net Revenues
	2014	2013	Change	Percent

Six months ended June 30,	$179,120	$-	$179,120	0%

In the six months ended June 30, 2014, we sold units of the A-StromalTM kits at approximately $3,250 USD with the exchange rate on June 30, 2014. No such revenue was recorded for the six months ended June 30, 2013. Based on current estimates we expect our biomedicine business to generate revenues primarily from the development of therapies for the treatment of KOA after we successfully complete all of the requisite clinical trials.

Cost of Sales

	Cost of Sales
	2014	2013	Change	Percent

Six months ended June 30,	$92,553	$-	$92,553	0%

The increase in cost of sales was attributable to the A-StromalTM kits sold. The Biomedicine segment is still in the development phase.

General and Administrative Expenses

	General & Administrative Expenses
	2014	2013	Change	Percent

Six months ended June 30,	$3,101,828	$5,758,402	$(2,656,574)	(46)%

General and administrative expenses decreased due primarily to the following:

Decreased expenses in 2014 associated with decreased costs relating to our Merger in 2013, including:
o	An decrease in investor relations expense of $1,646,000;
o	An decrease in legal, professional and accounting services of $761,000;
o	An decrease in stock-based compensation expense of $380,000;
o	An decrease in payroll expenses of $188,000;
o	An decrease in travel expense of $54,000; partially offset by,
o	An increase in other expenses of $212,000; and
o	An increase in depreciation expense of $161,000;

Sales and Marketing Expenses

	Sales & Marketing Expenses
	2014	2013	Change	Percent

Six months ended June 30,	$65,495	$52,230	$13,265	25%

Sales and marketing expenses increased by approximately $13,000 in the six months ended June 30, 2014 as compared to the six months ended June 30, 2013, as a result of an increase in payroll expenses and travel expenses.

Research and Development Expenses

	Research and Development Expenses
	2014	2013	Change	Percent

Six months ended June 30,	$1,140,977	$1,119,781	$21,196	2%

Research and development costs increased by approximately $21,000 in the six months ended June 30, 2014 as compared to the six months ended June 30, 2013 due primarily to an increase in the experiment and testing fees partially offset by other research and development costs. In 2014 we have undertaken significant activities surrounding the development of our biomedicine intellectual property, including the implementation of Phase IIb clinical trials for KOA, which began recruiting patients in the first quarter of 2014.

Operating Loss

	Operating Loss
	2014	2013	Change	Percent

Six months ended June 30,	$(4,221,733)	$(6,930,413)	$2,708,680	(39)%

The decrease in the operating loss for the six months ended June 30, 2014 as compared to the same period in 2013 is primarily due to changes in revenues, sales and marketing expenses and general and administrative expenses, each of which is described above.

Total Other Income

	Total Other Income
	2014	2013	Change	Percent

Six months ended June 30,	$95,182	$17,412	$77,770	447%

Other income (expense) consists primarily of rental subsidy income and foreign exchange gains and losses on transactions in our biomedicine segment.

Income Tax Benefit (Provision)

	Income Tax Benefit (Provision)
	2014	2013	Change	Percent

Six months ended June 30,	$-	$-	$-	0%

       While we have prudent plans for our business strategy, we determined that a valuation allowance was necessary given the current and expected near term losses and the uncertainty with respect to our ability to generate sufficient profits from our business model. Therefore, we established a valuation allowance for all deferred tax assets.

Loss from Continuing Operations

	Loss from Continuing Operations
	2014	2013	Change	Percent

Six months ended June 30,	$(4,126,551)	$(6,913,001)	$2,786,450	(40)%

       Changes in loss from continuing operations are primarily attributable to changes in operating loss as described above.

Loss from Discontinued Operations

	Loss from Discontinued Operations
	2014	2013	Change	Percent

Six months ended June 30,	$(2,994,243)	$(1,007,558)	$(1,986,685)	197%

       Change in loss from discontinued operations is primarily attributable to the discontinued Consulting segment, including impairment expense of approximately $3,300,000 and a onetime accrual of $887,000 of shutdown costs.

Net Loss

	Net Loss
	2014	2013	Change	Percent

Six months ended June 30,	$(7,120,794)	$(7,920,559)	$799,765	(10)%

Changes in net loss are primarily attributable to changes in operating loss as described above.

Comprehensive Net Income (Loss)

	Comprehensive Net Income (Loss)
	2014	2013	Change	Percent

Six months ended June 30,	$856,266	$(8,623,173)	$9,479,439	(110)%

For the six months ended June 30, 2014, we recorded an unrecognized gain on investments of approximately $3,521,000, partially offset by foreign currency translation impacts of approximately $7,000. For the six months ended June 30, 2013, we had approximately $735,000 unrecognized losses on investments partially offset by foreign currency translation impacts of approximately $32,000.

Liquidity and Capital Resources

We had working capital of $11,724,313 as of June 30, 2014 compared to $5,373,355 as of December 31, 2013. Our cash position increased to $13,563,521 at June 30, 2014 compared to $7,175,215 at December 31, 2013, as we had an increase in cash generated from financing activities due to private placement financings in the three and six months ending June 30, 2014 for aggregate proceeds of approximately $11,200,000, partially offset by an increase in cash used in operating activities.

Net cash provided by or used in operating, investing and financing activities from continuing operations were as follows:

Net cash used in operating activities was approximately $4,700,000 and $4,600,000 for the six months ended June 30, 2014 and 2013, respectively. The following table reconciles net loss to net cash used in operating activities:

For the six months ended June 30,	2014	2013	Change
Net Loss	$(7,120,794)	$(7,920,559)	$799,765
Non Cash Transactions	2,818,992	3,371,640	(552,648)
Changes in operating assets, net	(420,862)	(61,619)	(359,243)
Net Cash used in operating activities	$(4,722,664)	$(4,610,538)	$(112,126)

The 2014 change in operating assets and liabilities was primarily due to an increase in long-term prepaid expenses and other assets partially offset by increased accrued expenses while the change in 2013 was primarily due to an increase in accrued expenses partially offset by a decrease in other current liability expenses.

Net cash (used in) provided by investing activities was approximately $(77,000) and $2,514,000 in the six months ended June 30, 2014 and 2013, respectively. The amounts in 2013 were the result of acquisition of net assets of EastBridge.

Cash provided by (used in) financing activities was approximately $11,188,000 and $(1,000) in the three months ended June 30, 2014 and 2013, respectively. The amounts in 2014were directly attributable to the proceeds received from the issuance of common stock.

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

We expect to rely on current cash balances, and the sale of marketable securities that we hold (and that we received as payment for consulting services) to provide for these capital requirements. We intend to seek external financing to fund our operations and growth. As of the date of this report, management anticipates that our current cash resources are sufficient to fund our operations in accordance with our plans until the end of 2015.

Our medium to long term capital needs involve the further development of our biomedicine business, and may include, at management’s discretion, new clinical trials for other indications, strategic partnerships, joint ventures, acquisition of licensing rights from new partners or changes in the structure of such joint venture, and/or expansion of our research and development programs. Furthermore, as our therapies pass through the clinical trial process and if they gain regulatory approval, we expect to expend significant resources on sales and marketing of our future products, services and therapies.

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

Liquidity

        To support our liquidity needs for 2013 and the six months ended June 30, 2014, we utilized our then-current cash reserves and raised additional capital through (i) the completion of our 2013 Q4 initiated private placement of common stock with proceeds of $1.3 million and (ii) a  private placement of common stock completed in the second quarter of 2014 with proceeds of $10 million.

In the near term, we continue to rely on our current cash reserves to fund our operating activities. We do not have a plan of liquidation of the portfolio securities that are held by EastBridge Sub, but rather, management may decide to sell marketable securities from our portfolio from time to time subject to securities regulatory constraints, if and when market conditions are considered to be favorable.

    As of the date of this report, our stock price is trading above the $8.00 exercise price for the option to purchase 1 million shares, which was issued in connection with our recent $10 million financing. The option is immediately exercisable and redeemable after 18 months following the date of issuance once our stock price meets certain market conditions. We do not plan to rely on market conditions to support the additional $8 million capital infusion from a potential option exercise. As a developmental stage company, based on our currently anticipated course of business, there is a significant risk that, while we believe we have sufficient cash to meet our ordinary course obligations for at least the next twelve months, we will need to continue to raise capital to meet our cash needs and consider alternatives to the $8 million option exercise, though there can be no guarantee that any capital raise will be successful or provide favorable value for the Company's stockholders.

Off Balance Sheet Transactions

CBMG does not have any off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company we are not required to provide this information.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Due to previously identified deficiencies in our internal controls over financial reporting, our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has concluded that, as of June 30, 2014, our disclosure controls and procedures were not effective.

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

Changes in Internal Control over Financial Reporting

          During the six months ended June 30, 2014, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  We have begun remediation efforts to address our previously identified control weaknesses and, accordingly, we expect to enact changes to our internal controls over financial reporting during the second half of 2014.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are currently not involved in any litigation that we believe could have a materially adverse effect on our financial condition or results of operations. Except for an outstanding audit by the Internal Revenue Service related to employment tax liability for the 2006-2008 tax years as disclosed in our prior filings, there is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the management of CBMG or any of its subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our company’s or our company’s subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

All costs have been associated with the IRS audit have recorded and we are just waiting for confirmation that the audit is closed.

ITEM 1A. RISK FACTORS

RISKS RELATED TO OUR COMPANY

We have a limited operating history and expect significant operating losses for the next few years.

We are a company with a limited operating history and have incurred substantial losses and negative cash flow from operations through the three months ended June 30, 2014. Our cash flow from operations may not be consistent from period to period, our biomedicine business has not yet generated any revenue, and we may incur losses and negative cash flow in future periods, particularly within the next several years.

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

Presently, a moratorium declared by the PRC government on commercialization of stem cell therapies is in effect, pending release of new regulations.  No assurances can be made regarding when the moratorium will be lifted, or regarding the substance of the new regulations. If the moratorium continues longer than expected, or if new regulations are not favorable to our development plans, our business could be adversely affected.

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

●	the relative convenience and ease of administration of the product candidates;

●	our ability to separate the product candidates from the ethical controversies and political barriers associated with stem cell product candidates derived from human embryonic or fetal tissue;

●	ethical concerns that may arise regarding our commercial use of stem cells, including adult stem cells, in the manufacture of the product candidates;

●	the frequency and severity of adverse events or other undesirable side effects involving the product candidates or the products or product candidates of others that are cell-based; and

●	the cost of the products, the reimbursement policies of government and third-party payers and our ability to obtain sufficient third-party coverage or reimbursement.

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

In 2013 we completed KOA and HCC Phase I clinical trials. We have received six-month MRI data for our KOA Phase IIa clinical trial on statistically relevant evidence of cartilage growth and have completed patient enrollment for our Phase IIb KOA trial, ahead of our anticipated schedule.  We expect to have mid-point observation (48 patients and 12-month follow-up) published in the first half of 2015.  We are continuing our observation of Phase I HCC TC-DC therapy trial patients beyond the safety analysis and expect to have an update in late 2014.  We have also launched pre-clinical study on haMPC therapy for Asthma.

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

The amount and timing of our future capital requirements also will likely depend on many other factors, including:

●	the scope, progress, results, costs, timing and outcomes of our other cell therapy product or therapy candidates;

●	our ability to enter into, or continue, any collaboration agreements with third parties for our product or therapy candidates and the timing and terms of any such agreements;

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

RISKS RELATED TO OUR COMMON STOCK

Our share ownership is concentrated.

One stockholder, Global Health Investment Holdings Ltd. (“Global Health”), beneficially owns approximately 26% of our issued and outstanding Common Stock. As a result, that stockholder will exert significant influence over all matters requiring stockholder approval, including the election and removal of directors, any merger, consolidation or sale of all, or substantially all, of the assets, as well as any charter amendment and other matters requiring stockholder approval. This concentration of ownership may delay or prevent a change in control and may have a negative impact on the market price of our Common Stock by discouraging third party investors.

If we fail to meet all applicable Nasdaq Capital Market requirements and Nasdaq determines to delist our common stock, the delisting could adversely affect the market liquidity of our common stock, impair the value of your investment, adversely affect our ability to raise needed funds and subject us to additional trading restrictions and regulations.

       On June 18, 2014, our common stock began trading on the Nasdaq Capital Market. If we fail to satisfy the continued listing requirements of The NASDAQ Capital Market, such as the corporate governance requirements or the minimum closing bid price requirement, the NASDAQ Stock Market (or NASDAQ) may take steps to de-list our common stock. Such a de-listing would likely have a negative effect on the price of our common stock and would impair your ability to sell or purchase our common stock when you wish to do so. In the event of a de-listing, we would take actions to restore our compliance with NASDAQ's listing requirements, but we can provide no assurance that any such action taken by us would allow our common stock to become listed again, stabilize the market price or improve the liquidity of our common stock, prevent our common stock from dropping below the NASDAQ minimum bid price requirement or prevent future non-compliance with NASDAQ's listing requirements.

       If we fail to meet all applicable Nasdaq requirements and Nasdaq delists our securities from trading on its exchange, we expect our securities could be quoted on the Over-The-Counter Bulletin Board ("OTCBB") or the "pink sheets." If this were to occur, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;
●	reduced liquidity for our securities;
●
a determination that our common stock is "penny stock" which will require brokers trading in our common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

●	a limited amount of news and analyst coverage; and
●	a decreased ability to issue additional securities or obtain additional financing in the future.

       Furthermore, The National Securities Markets Improvement Act of 1996 ("NSMIA"), which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as "covered securities." Because our common stock is listed on Nasdaq, they are covered securities for the purpose of NSMIA. If our securities were no longer listed on Nasdaq and therefore not "covered securities", we would be subject to regulation in each state in which we offer our securities.

If our shares become subject to the penny stock rules, it would become more difficult to trade our shares.

       The Securities and Exchange Commission (or SEC) has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or authorized for quotation on certain automated quotation systems, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. If we do not retain a listing on The NASDAQ Capital Market and if the price of our common stock is less than $5.00, our common stock will be deemed a penny stock. The penny stock rules require a broker-dealer, before a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document containing specified information. In addition, the penny stock rules require that before effecting any transaction in a penny stock not otherwise exempt from those rules, a broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive (i) the purchaser's written acknowledgment of the receipt of a risk disclosure statement; (ii) a written agreement to transactions involving penny stocks; and (iii) a signed and dated copy of a written suitability statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our common stock, and therefore stockholders may have difficulty selling their shares

We do not intend to pay cash dividends.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

All unregistered sales and issuances of equity securities for the three months ended June 30, 2014 were previously disclosed in a Form 8-K or Form 10-Q filed with the SEC.

ITEM 5. OTHER INFORMATION

None.

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

CELLULAR BIOMEDICINE GROUP, INC.
(Registrant)

Date: August 14, 2014	By:	/s/ Wei (William) Cao
Wei (William) Cao
Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Bizuo (Tony) Liu
Bizuo (Tony) Liu
Chief Financial Officer (Principal Financial and Accounting Officer)