Form 10-Q
period 2014-09-30
Cellular Biomedicine Group, Inc.
filed 2014-11-19
CIK 1378624

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-36498

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

As of November 10, 2014, there were 9,946,022 shares of common stock, par value $.001 per share issued and outstanding.

 CELLULAR BIOMEDICINE GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30,	December 31,
	2014	2013

Assets
Cash and cash equivalents	$9,815,962	$7,175,215
Accounts receivable	175,093	10,581
Other receivable	163,651	78,521
Inventory	347,796	119,119
Prepaid expenses	510,679	56,911
Other current assets	111,882	134,661
Total current assets	11,125,063	7,575,008

Investments	9,218,722	5,105,891
Property, plant and equipment, net	1,295,208	1,014,805
Goodwill	7,678,789	3,299,566
Intangibles, net	11,715,281	601,456
Long-term prepaid expenses and other assets	541,109	-
Total assets (1)	$41,574,172	$17,596,726

Liabilities and Stockholders' Equity

Liabilities:
Accounts payable	$224,412	$213,891
Accrued expenses	1,862,977	503,717
Advances payable to related party	34,531	67,999
Other current liabilities	2,773,303	1,416,046
Total current liabilities	4,895,223	2,201,653

Other non-current liabilities	422,592	-
Total liabilities (1)	5,317,815	2,201,653

Stockholders' equity:

Preferred stock, par value $.001, 50,000,000 shares
authorized; none issued and outstanding as of
September 30, 2014 and December 31, 2013, respectively	-	-

Common stock, par value $.001, 300,000,000 shares authorized;
9,935,609 and 7,382,797 issued and outstanding
as of September 30, 2014 and December 31, 2013, respectively	9,936	7,383
Additional paid in capital	66,157,177	37,861,593
Accumulated deficit	(32,360,053)	(22,415,979)
Accumulated other comprehensive income (loss)	2,449,297	(57,924)
Total stockholders' equity	36,256,357	15,395,073

Total liabilities and stockholders' equity	$41,574,172	$17,596,726
_______________
(1)
The Company’s consolidated assets as of September 30, 2014 and December 31, 2013 included $3,679,771 and $1,031,350, respectively, of assets of variable interest entities, or VIEs, that can only be used to settle obligations of the VIEs.  Each of the following amounts represent the balances as of September 30, 2014 and December 31, 2013, respectively.  These assets include cash and cash equivalents of $1,572,213 and $9,100; accounts receivable of $151,093 and -0-; other receivables of $144,554 and $50,383; inventory of $197,692 and $26,526; prepaid expenses of $326,769 and $33,015; other current assets of $110,518 and $84,661; property, plant and equipment, net, of $1,048,394 and $772,872; and intangibles of $45,484 and $54,793; long-term prepaid expenses of $83,054 and -0-.  The Company’s consolidated liabilities as of September 30, 2014 and December 31, 2013 included $2,643,648 and $387,703, respectively, of liabilities of the VIEs whose creditors have no recourse to the Company. These liabilities include accounts payable of $72,157 and $24,868; other current liabilities of $1,988,562 and $268,301; payroll accrual of $160,337 and $74,384; tax payable of $-0- and $20,150 and other non current liabilities of $422,592 and $-0-. See further description in Note 6, Variable Interest Entity.

The accompanying notes are an integral part of these condensed consolidated financial statements.

CELLULAR BIOMEDICINE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Net sales and revenue:
Biomedical	$-	$95,365	$179,120	$95,365

Total sales and revenue	-	95,365	179,120	95,365

Operating expenses:
Cost of sales	-	158,280	92,553	158,280
General and administrative	2,021,382	1,398,809	5,123,210	7,157,211
Selling and marketing	21,311	8,080	86,806	60,310
Research and development	737,754	196,524	1,878,731	1,316,305
Total operating expenses	2,780,447	1,761,693	7,181,300	8,692,106
Operating loss	(2,780,447)	(1,666,328)	(7,002,180)	(8,596,741)

Other income (expense):
Interest income	698	207	1,263	1,079
Other income (expense)	(260)	(16,829)	94,357	(289)
Total other income (expense)	438	(16,622)	95,620	790
Loss from continuing operations before taxes	(2,780,009)	(1,682,950)	(6,906,560)	(8,595,951)

Income tax provision	-	-	-	-

Loss from continuing operations	(2,780,009)	(1,682,950)	(6,906,560)	(8,595,951)

Income (loss) from discontinued Consulting segment	(43,271)	2,646,337	(3,037,514)	1,638,777
Income tax provision	-	(386,494)	-	(386,494)
Income (loss) on discontinued operations	(43,271)	2,259,843	(3,037,514)	1,252,283

Net income (loss)	$(2,823,280)	$576,893	$(9,944,074)	$(7,343,668)
Other comprehensive income (loss):
Cumulative translation adjustment	(1,838)	24,269	(8,673)	56,228
Unrecognized gain (loss) on investments	(1,005,455)	(210,420)	2,515,894	(944,993)

Comprehensive income (loss)	$(3,830,573)	$390,742	$(7,436,853)	$(8,232,433)

Earnings (loss) per share for continuing operations:
Basic	$(0.30)	$(0.27)	$(0.85)	$(1.56)
Diluted	$(0.30)	$(0.27)	$(0.85)	$(1.56)

Earnings (loss) per share discontinued operations:
Basic	$-	$0.37	$(0.37)	$0.23
Diluted	$-	$0.36	$(0.37)	$0.23

Earnings (loss) per share net loss:
Basic	$(0.31)	$0.09	$(1.22)	$(1.33)
Diluted	$(0.31)	$0.09	$(1.22)	$(1.33)

Weighted average common shares outstanding:
Basic	9,131,576	6,155,203	8,155,213	5,519,634
Diluted	9,131,576	6,229,825	8,155,213	5,519,634

The accompanying notes are an integral part of these condensed consolidated financial statements.

CELLULAR BIOMEDICINE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended
	September 30,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,944,074)	$(7,343,668)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	660,836	643,444
Loss on disposal of intangible assets	12,313	-
Stock based compensation expense	1,151,404	2,904,047
Amortization of deferred stock compensation	85,671
Impairment of goodwill	3,299,566	-
Third party services received in exchange for disposition of investment stock	-	83,334
Loss recognized in excess of cash received on disposition of investment stock	5,913	98,240
Value of stock received for services	(1,610,000)	(3,000,000)
Deferred tax	-	(76,544)
Changes in operating assets and liabilities:
Accounts receivables	(13,419)	20,683
Investments	7,150	-
Other receivables	(53,332)	(21,045)
Inventory	(53,857)	(2,738)
Prepaid expenses and other assets	(439,437)	(25,612)
Other current assets	22,779	(76,810)
Long-term prepaid expenses and other assets	(458,058)	(26,858)
Accounts payables	(36,988)	(16,013)
Other current liabilities	(1,135,151)	(264,635)
Taxes payable	-	449,832
Accrued expenses	371,578	(378,949)
Deferred revenue	-	(92,985)
Net cash used in operating activities	(8,127,106)	(7,126,277)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of business, net of cash acquired	(190,698)	2,568,995
Purchases of intangibles	(1,953)	(5,801)
Purchases of assets	(129,096)	(139,900)
Net cash (used in) provided by investing activities	(321,747)	2,423,294

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock	11,121,956	4,005,071
Repayment of advances from affiliate	(33,468)	(1,250)
Advances from affiliate	-	(525)
Net cash provided by (used in) financing activities	11,088,488	4,003,296

EFFECT OF EXCHANGE RATE CHANGES ON CASH	1,112	19,923

INCREASE (DECREASE) IN CASH	2,640,747	(679,764)
CASH, BEGINNING OF PERIOD	7,175,215	4,144,896
CASH, END OF PERIOD	$9,815,962	$3,465,132

SUPPLEMENTAL CASH FLOW INFORMATION

Non cash financing and investing activities:
Issuance of company stock for acquisition of patent	$1,442,850	$-
Issuance of company stock for accrued liabilities and advances	$-	$149,475
Issuance of company stock for acquisition of business	$14,496,256	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

CELLULAR BIOMEDICINE GROUP, INC.
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF BUSINESS

As used in this quarterly report, "we", "us", "our", "CBMG", "Company" or "our company" refers to Cellular Biomedicine Group, Inc. and, unless the context otherwise requires, all of its subsidiaries.

Overview

Cellular Biomedicine Group, Inc. is a biomedicine company, principally engaged in the development of new treatments for cancerous and degenerative diseases utilizing proprietary cell-based technologies.  Our technology includes two major cell platforms: (i) Immune Cell therapy for treatment of a broad range of cancers, (ii) haMPC (human adipose-derived mesenchymal progenitor cells) for treatment of joint and autoimmune diseases, with primary research facilities in China, while meeting dual standards.

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

On September 26, 2014, the Company completed its acquisition of Agreen Biotech Co. Ltb. ("AG") and the U.S. patent held by AG’s founder.

AG is a biotech company with operations in China, engaged in the development of treatments for cancerous diseases utilizing proprietary cell technologies, which include without limitation, preparation of subset T Cell and clonality assay platform technology for treatment of a broad range of cancers by AG’s primary hospital partner, Jilin Hospital.

NOTE 2 – BASIS OF PRESENTATION

As of February 6, 2013, in connection with the Merger, Cellular Biomedicine Group, Ltd. became the accounting acquirer thus resulting in a reverse merger for accounting purposes. Therefore, the accompanying financial statements are on a consolidated basis subsequent to February 6, 2013, but only reflect the operations of CBMG BVI prior to the date of acquisition.

The Company’s Biomedicine segment has incurred significant losses during the three and nine months ended September 30, 2014; and such losses are expected to continue through 2017, until we complete our clinical trials and commercialize our cell therapies. The Company has experienced negative cash flows from operations since the inception of the Company, and has been funded with capital raises. These circumstances result in substantial doubt as to the ability of the Company to continue as a going concern. Management plans to work diligently achieve milestones with respect to the development of revenue generating activities for its cell therapies upon completion of the necessary clinical trials. The Company will need to obtain additional funding in the future in order to finance its business strategy, operations and growth through the issuance of equity, debt or collaboration arrangements. There can be no assurance that the Company will be able to achieve sustainable positive operating results or cost reductions or obtain additional funds when needed or that such funds, if available, will be obtainable on terms satisfactory to management or will provide favorable value for the Company’s stockholders. The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying Condensed Consolidated Financial Statements of the Company and its subsidiaries, which are unaudited, include all normal and recurring adjustments considered necessary to present fairly the Company’s financial position as of September 30, 2014 and the results of its operations and its cash flows for the periods presented. The unaudited Condensed Consolidated Financial Statements herein should be read together with the historical consolidated financial statements of the Company for the years ended December 31, 2013 and 2012 included in our Annual Report on Form 10-K for the year ended December 31, 2013. Operating results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements reflect the accounts and operations of the Company and its majority or wholly-owned subsidiaries, beginning with the date of their respective acquisition. In accordance with the provisions of Financial Accounting Standards Board (“FASB”), Accounting Standards Codification (“ASC”) Section 810, or ASC 810, Consolidation, the Company consolidates any variable interest entity, or VIE, of which it is the primary beneficiary. The typical condition for a controlling financial interest ownership is holding a majority of the voting interests of an entity; however, a controlling financial interest may also exist in entities, such as variable interest entities, through arrangements that do not involve controlling voting interests. ASC 810 requires a variable interest holder to consolidate a VIE if that party has the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance, and the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. The Company does not consolidate a VIE in which it has a majority ownership interest when the Company is not considered the primary beneficiary. The Company has determined that it is the primary beneficiary in a VIE—refer to Note 6, Variable Interest Entity. The Company evaluates its relationships with the VIE on an ongoing basis to ensure that it continues to be the primary beneficiary. All intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements.

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

    The Company has historically not recognized revenue for consulting services performed in exchange for shares of client stock until such shares are received as collectability has not been assured prior to receipt of such shares. At September 30, 2014, the Company has not recognized revenue for services that have been completed for which the Company is due to receive 5 million shares of Arem Pacific, as such shares have not yet been received.

For its Biomedicine segment, the Company recognizes revenue when persuasive evidence of an arrangement exists, the price is fixed and determinable, collection is reasonably assured and delivery of products or services has been rendered. Based on current estimates we expect our business from our acquisition of Agreen Biotech Co. Ltd (see Note 4) to generate immediate revenues and the remainder of our biomedicine business to generate revenues primarily from the development of therapies for the treatment of KOA within the next three years and HCC within the next three to five years.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At September 30, 2014 and December 31, 2013, cash and cash equivalents include cash on hand and cash in the bank. At times, cash deposits may exceed government-insured limits.

Accounts Receivable

Accounts receivable represent amounts earned but not collected in connection with the Company’s Consulting segment sales. The Company’s Consulting and Biomedicine segments may have account receivable balances at any given point in time. Account receivables are carried at their estimated collectible amounts.

The Company plans to follow the allowance method of recognizing uncollectible accounts receivable. The Company recognizes bad debt expense based on specifically identified customers and invoices that are anticipated to be uncollectable. At September 30, 2014 and December 31, 2013, no allowance was determined to be needed as the Company is still performing clinical trials and has not yet generated revenues from its cell therapy candidates in the Biomedicine segment. Correspondingly, the Company has not recorded any bad debt expense for the three and nine months ended September 30, 2014 or the year ended December 31, 2013.

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

For the three and nine months ended September 30, 2014, depreciation expense was $137,071 and $400,731, respectively, while for the three and nine months ended September 30, 2013 depreciation expense was $122,173 and $375,173, respectively.

Goodwill and Other Intangibles

Goodwill represents the excess of the cost of assets acquired over the fair value of the net assets at the date of acquisition. Intangible assets represent the fair value of separately recognizable intangible assets acquired in connection with the Company’s business combinations. The Company evaluates its goodwill and other intangibles for impairment on an annual basis or whenever events or circumstances indicate that an impairment may have occurred. As part of the determination to discontinue the Consulting segment, in the second quarter of 2014, the Company expensed approximately $3,300,000 which represented the remaining goodwill from the merger.

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

A full valuation allowance has been established against all net deferred tax assets as of September 30, 2014 based on estimates of recoverability. Management determined that such a valuation allowance was necessary given the current and expected near term losses and the uncertainty with respect to the Company’s ability to generate sufficient profits from its business model.

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

At September 30, 2014, the Company does not currently hold any non-marketable investments.

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

Comprehensive Loss

We apply ASC No. 220, Comprehensive Income (“ASC 220”). ASC 220 establishes standards for the reporting and display of comprehensive income or loss, requiring its components to be reported in a financial statement that is displayed with the same prominence as other financial statements. Our accumulated comprehensive gain (loss) was $2,449,297 and $(57,924) as of September 30, 2014 and December 31, 2013, respectively.

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

NOTE 4 – BUSINESS COMBINATIONS

    On September 26, 2014, the Company aquired all of the outstanding equity of Agreen Biotech Co. Ltd. ("AG") in exchange for cash of $3,240,000 and the issuance of 753,522 shares of its common stock.  Based on the closing price of the common stock on September 26, 2014, the aggregate purchase price was $17,747,415.  Of the cash consideration, $2,915,000 was unpaid as of September 30, 2014 and is reflected in accrued expenses in the accompanying condensed consolidated balance sheet, and of which $1,620,000 is contingent upon certain criteria such as the performance by both parties under certain agreed-upon employment agreements with three employees and the maintenance of an ongoing relationship with an existing customer. The Company has preliminarily accrued the maximum amount payable under the acquisition agreement as it further reviews the probability that all performance criteria will be met.  As a result of the acquisition, AG became a wholly-owned subsidiary of CBMG Shanghai.

    The acquisition was accounted for as a business purchase pursuant to ASC Topic 805, Business Combinations. Under this ASC, acquisition and integration costs are not included as components of consideration transferred, but are accounted for as expenses in the period in which the costs are incurred.

    AG is a cancer-therapy-focused developmental stage company whose intellectual property (including the intellectual property of AG’s founder, which the Company also acquired)  is comprised of T Cells Receptor ("TCR") clonality analysis technology and T Central Memory Cell ("Tcm") and Dendritic Cell ("DC") preparation methodologies.

The following table provides the initial allocation of purchase price based on the estimated fair values of the assets acquired (including intangible assets) and liabilities assumed in connection with the acquisition:

Cash	$145,611
Accounts receivable	151,093
Other receivable	31,798
Inventory	174,820
Prepaid expenses	14,331
Property, plant and equipment, net	561,113
Intangible assets	9,942,000
Goodwill	7,678,789
Long-term prepaid expenses	83,051
Total assets acquired	18,782,606

Accounts payables	(47,509)
Accrued expenses	(42,013)
Other current liabilities	(523,077)
Other non-current liabilities	(422,592)
Total liabilities assumed	(1,035,191)

Net assets acquired	$17,747,415

    The intangible assets acquired consist of developed technology in connection with AG’s core business, which are being amortized over an estimated life of ten years.

    In connection with the AG acquisition, the Company acquired existing patents and intellectual property that were owned by AG’s primary shareholder in exchange for 75,000 shares with a fair value of approximately $1,442,850.  These assets are also reflected as intangible assets in the accompanying consolidated balance sheet at September 30, 2014 and are being amortized over an estimated life of 10 years.

    The purchase price allocation is preliminary and is subject to revision pending the receipt of additional information relating to the fair value of the considerations granted, assets acquired and liabilities assumed. Additional information related to the fair value of the consideration granted, assets acquired and liabilities assumed that is received during the measurement period may have a material impact on the determination and allocation of the purchase price.

    The following unaudited pro forma consolidated results of operations has been prepared as if the acquisition of AG and related patents and intellectual property described above had occurred on January 1, 2013 and includes adjustments for the amortization of intangibles and the earnings-per-share impacts of the issuance of shares as part of the acquisition of AG and related patents and intellectual property:

	Three Months Ended September 30, 2014			Three Months Ended September 30, 2013
	CBMG	AG	Pro forma	CBMG	AG	Pro forma
	As stated	Pro forma Adjustment	Consolidated	As stated	Pro forma Adjustment	Consolidated
Net revenue	$-	$419,745	$419,745	$95,365	$457,360	$552,725
Net loss	(2,823,280)	(116,764)	(2,940,044)	576,893	15,276	592,169

Weighted average shares
Basic	9,131,576	720,760	9,852,336	6,155,203	753,522	6,908,725
Diluted	9,131,576	720,760	9,852,336	6,229,825	753,522	6,983,347
Earnings per share
Basic	$(0.31)		$(0.30)	$0.09		$0.09
Diluted	$(0.31)		$(0.30)	$0.09		$0.08

	Nine Months Ended September 30, 2014			Nine Months Ended September 30, 2013
	CBMG	AG	Pro forma	CBMG	AG	Pro forma
	As stated	Pro forma Adjustment	Consolidated	As stated	Pro forma Adjustment	Consolidated
Net revenue	$179,120	$1,198,414	$1,377,534	$95,365	$750,307	$845,672
Net income (loss)	(9,944,074)	(48,109)	(9,992,183)	(7,343,668)	(259,246)	(7,602,914)

Weighted average shares
Basic	8,155,213	742,481	8,897,694	5,519,634	753,522	6,273,156
Diluted	8,155,213	742,481	8,897,694	5,519,634	753,522	6,273,156
Earnings per share
Basic	$(1.22)		$(1.12)	$(1.33)		$(1.21)
Diluted	$(1.22)		$(1.12)	$(1.33)		$(1.21)

NOTE 5 – DISCONTINUED OPERATIONS

On June 23, 2014, at a Board of Directors meeting, the Company approved the discontinuation of all activities of the Consulting segment. Accordingly, based on management’s intent at June 30, 2014, the Company discontinued the Consulting segment.

As a result the Company’s activities for the Consulting segment at September 30, 2014 are now limited to winding down our consulting business activities, realizing the value of the Consulting segment’s remaining assets and making tax and regulatory filings related to the Consulting segment.  Management’s goal is to liquidate all of the Consulting segment’s remaining assets as soon as practical while seeking to maximize stockholder value.  All of the operations of the Consulting segment and all significant obligations to pay or make provisions to satisfy all of its expenses and liabilities will be concluded as soon as practicable.  The Company intends to retain a sufficient amount of assets to ensure it is able to pay or satisfy all of the Consulting segment’s remaining expenses and liabilities.  Payroll and related costs and other expenses are currently anticipated to be incurred at least through September 30, 2014, in order to complete all required regulatory filings and audits. Accordingly, our estimate of expenses anticipated to be incurred from July 1, 2014, to September 30, 2014, have been accrued as of September 30, 2014, in our financial statements.

    In conjunction with the discontinuance of operations, the Company recognized that all assets carrying amounts are already at their fair values less estimated cost to sell. The assets and liabilities of the discontinued operations are presented below under the captions ‘‘Assets of discontinued segment’’ and ‘‘Liabilities of discontinued segment,’’ respectively, in the accompanying Balance Sheets at September 30, 2014, and December 31, 2013, and consist of the following:

	September 30,	December 31,
	2014	2013
Assets of discontinued segment:

Cash and cash equivalents	$7,725	$409,882
Accounts receivable	24,000	10,581
Other receivable	-	50,000
Total current assets	31,725	470,463

Goodwill	-	3,299,566
Total assets	$31,725	$3,770,029

Liabilities of discontinued segment:

Accounts payable	$85,177	$110,373
Accrued expenses	48	125,130
Advances payable to related party	-	30,590
Total liabilities	$85,225	$266,093

Amounts presented for the three and nine months ended September 30, 2014 and 2013, have been reclassified to conform to the current presentation. The following table provides the amounts reclassified for the three and nine months ended September 30, 2014 and 2013:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Amounts reclassified:
Consulting revenue	$-	$3,092,985	$1,636,746	$3,204,419
Consulting operating expenses	(40,229)	(422,490)	(1,345,705)	(1,160,811)
Selling and marketing	(3,042)	(15,122)	(27,263)	(70,545)
Impairment expense	-	-	(3,299,566)	-
Other income (expense)	-	(9,036)	(1,726)	(334,286)
Total amount reclassified as discontinued operations	$(43,271)	$2,646,337	$(3,037,514)	$1,638,777

NOTE 6 – VARIABLE INTEREST ENTITY

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

The Company has aggregated the financial information of CBMG Shanghai in the table below. The aggregate carrying value of CBMG Shanghai’s assets and liabilities (after elimination of intercompany transactions and balances) in the Company’s condensed consolidated balance sheets as of September 30, 2014 and December 31, 2013, are as follows:

	September 30,	December 31,
	2014	2013
Assets
Cash	$1,572,213	$9,100
Accounts receivable	151,093	-
Other receivable	144,554	50,383
Inventory	197,692	26,526
Prepaid expenses	326,769	33,015
Other current assets	110,518	84,661
Total current assets	2,502,839	203,685

Property, plant and equipment, net	1,048,394	772,872
Intangibles	45,484	54,793
Long-term prepaid expenses and other assets	83,054	-
Total assets	$3,679,771	$1,031,350

Liabilities and Stockholders' Equity
Liabilities:
Accounts payable	$72,157	$24,868
Other payable	1,988,562	268,301
Payroll accrual	160,337	74,384
Tax payable	-	20,150
Other non-current liabilities	422,592	-
Total liabilities	$2,643,648	$387,703

NOTE 7 – OTHER CURRENT ASSETS

Other Receivables

The Company pays deposits on various items relating to office expenses. Management has classified these deposits as receivables as the intention is to recover these deposits in less than 12 months. As of September 30, 2014 and December 31, 2013 the amounts of other receivables were $163,651 and $78,521, respectively.

NOTE 8 – INVENTORY

At September 30, 2014 and December 31, 2013, inventory consisted of the following:

	September 30, 2014	December 31, 2013
Raw materials	$160,687	$27,979
Work in progress	51,628	-
Finished goods	135,481	91,140
	$347,796	$119,119

This inventory is from the Biomedicine segment. The Consulting segment did not have inventory.

NOTE 9 – PROPERTY, PLANT AND EQUIPMENT

As of September 30, 2014 and December 31, 2013, property, plant and equipment, carried at cost, consisted of the following:

Fixed Asset Details
	September 30, 2014	December 31, 2013

Office equipment	$18,418	$17,100
Manufacturing equipment	1,363,295	775,449
Computer equipment	75,087	38,147
Leasehold improvements	1,393,182	1,049,889
Construction work in process	-	18,645
	2,849,982	1,899,230
Less: accumulated depreciation	(1,554,774)	(884,425)
	$1,295,208	$1,014,805

For the three and nine months ended September 30, 2014, depreciation expense was $137,071 and $400,731, respectively, while for the three and nine months ended September 30, 2013 depreciation expense was $122,173 and $375,173, respectively.

NOTE 10 – FAIR VALUE ACCOUNTING

Assets measured at fair value on a recurring basis as of September 30, 2014 and December 31, 2013 are summarized as follows:

	As of September 30, 2014
	Fair Value Measurements at Reporting Date Using:
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Equity position in Alpha Lujo, Inc.	$323,659	$323,659	$-	$-
Equity position in Arem Pacific Corporation	8,000,000	8,000,000	-	-
Equity position in Wonder International Education & Investment Group Corporation	895,063	895,063	-	-
	$9,218,722	$9,218,722	$-	$-

	As of December 31, 2013
	Fair Vaue Measurements at Reporting Date Using:
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Equity position in Alpha Lujo, Inc.	$107,118	$107,118	$-	$-
Equity position in Arem Pacific Corporation	3,500,000	3,500,000	-	-
Equity position in Wonder International Education & Investment Group Corporation	1,498,773	1,498,773	-	-
	$5,105,891	$5,105,891	$-	$-

During the nine months ended September 30, 2014, the Company received 3,000,000 shares of Arem Pacific Corporation and 800,000 shares of Alpha Lujo, Inc. as compensation for services performed by the Company’s Consulting segment.  No shares were received in the three months ended September 30, 2014. During the year ended December 31, 2013, the Company received 5,000,000 shares of Arem Pacific Corporation as compensation for services performed by the Company’s Consulting segment. As of September 30, 2014 and December 31, 2013, the Company holds 8,000,000 and 5,000,000 shares in Arem Pacific Corporation, 2,942,350 and 2,142,350 shares in Alpha Lujo, Inc., and 2,131,105 and 2,141,105 shares in Wonder International Education and Investment Group Corporation, respectively.  The Company has valued these shares at the closing OTCBB quoted price on September 30, 2014. As such, the estimated fair values of these financial instruments subsequent to the reporting date may be different than the amounts reported at period end.

NOTE 11 – GOODWILL & INTANGIBLE ASSETS

      As of September 30, 2014, the Company determined that an impairment existed, related to the goodwill associated with the Company's Consulting segment as a result of the discontinuation of the Consulting segment.  For the three and nine months ended September 30, 2014 the Company recorded an impairment expense of approximately $3,300,000 which was reclassified to discontinued operations with the Consulting segment.  No such expense was recorded in the three and nine months ended September 30, 2013.

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

As of September 30, 2014 and December 31, 2013, intangible assets, net consisted of the following:

Patents	September 30, 2014	December 31, 2013
Cost basis	$12,404,621	$1,020,577
Less: accumulated amortization	(726,834)	(475,381)
	$11,677,787	$545,196

Software	September 30, 2014	December 31, 2013
Cost basis	$58,467	$57,031
Less: accumulated amortization	(20,973)	(12,479)
	$37,494	$44,552

Trademark	September 30, 2014	December 31, 2013
Cost basis	$-	$11,708
Less: accumulated amortization	-	-
	$-	$11,708

Total intangibles, net	$11,715,281	$601,456

All software is provided by a third party vendor, is not internally developed, and has an estimated useful life of five years. Patents are amortized using an estimated useful life of three to ten years. Amortization expense for the three and nine months ended September 30, 2014 was $86,750 and $260,105, respectively, and amortization expense for the three and nine months ended September 30, 2013 was $95,628 and $268,206, respectively. Estimated amortization expense for each of the ensuing years are as follows for the years ending December 31:

Years ending December 31,	Amount
2014	$371,460
2015	1,359,638
2016	1,150,529
2017	1,148,880
2018 and thereafter	7,684,774
$11,715,281

NOTE 12 – LEASES

The Company leases its corporate offices in the U.S. and it's operating facilities in China, under various non cancellable operating leases.

As of September 30, 2014, the Company has the following future minimum lease payments due under its lease agreements:

Years ending December 31,	Amount
2014	$133,942
2015	$221,747
$355,689

NOTE 13 – RELATED PARTY TRANSACTIONS

The net balance due to related parties is $34,531 as of September 30, 2014, representing $4,316 for combined advances from the Company’s executives and $30,215 to a subsidiary of Global Health Investment Holdings Ltd. (“Global Health”).  Prior to August 26, 2014, Global Health was the Company’s largest shareholder.  On August 26, 2014 Global Health Investment Holdings Ltd. disseminated its CBMG shareholdings, on a pro rata basis, to its shareholders. The net balance due to related parties is $67,999 as of December 31, 2013, representing $37,784 for combined advances from the Company’s executives and $30,215 to a subsidiary of Global Health, CBMG’s largest shareholder.

The Company received income from the Subsidiaries of Global Health for cell kits with cell processing and storage for the three and nine months ended September 30, 2014, of approximately $-0- and $179,000, respectively. The Biomedicine segment did not have revenue for the three and nine months ended September 30, 2013.

During the year ended December 31, 2013, the Company paid $1,493,439 to the executives of its consulting segment subsidiary, Eastbridge Sub, to settle all outstanding accrued compensation liabilities.

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

       In September 2014, the Company entered into several agreements for the purchase of Agreen and patents as described in note 4. As a result of these transactions, the Company issued an aggregate of 828,522 shares of common stock, with a par value of $0.001, with a quoted  price per share of $19.238 on the transaction for an aggregate price of approximately $15,939,000. As indicated in Note 4, the accounting for this acquisition is preliminary and is subject to revision pending the receipt of additional information relating to, among other things, the fair value of the consideration granted, including the fair value of the shares issued in connection with the acquisition.  This information may have a material impact on the determination and allocation of the purchase price.

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

NOTE 15 – COMMITMENTS AND CONTINGENCIES

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

The Subsidiary Employment Agreements were effective as of February 6, 2013 and shall continue for three years thereafter unless earlier terminated. After the three year term, Mr. Wong and Mr. Klein were to continue to be employed on an at-will basis and their employment agreements automatically renew for successive one year terms until terminated.

Each of the above Subsidiary Employment Agreements contain termination provisions dependent on the reason employment is terminated, severance payments and the payment of COBRA premiums may be triggered.

Effective July 31, 2014, in connection with the Company’s discontinuation of its consulting business, the Company terminated the Subsidiary Employment Agreements with Messrs. Klein and Wong.  On the same date, the Company entered into severance agreements with Messrs. Klein and Wong.  Pursuant to the terms of the severance agreements, the Company agreed to pay severance of $360,000 and $480,000 to Messrs. Klein and Wong, respectively, as well as an additional lump sum of $4,200 and $12,480, respectively, to cover the equivalent costs of retaining two years of medical coverage under the Company’s current medical plan for such individuals.

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

Discontinued Operations Plan

On June 30, 2014, pursuant to the discontinuation of the Consulting business, the Company offered a severance agreement with Mr. Wong and Mr. Klein.  The terms and conditions of the severance agreement are commensurate with the Subsidiary Employment Agreements and as a result the company has expensed approximately $887,000 in discontinued operations for severance in the nine months ended September 30, 2014.

Collaboration Agreement

Part of AG’s business (see Note 4) includes a collaboration agreement to establish and operate a biologic treatment center in the Jilin province of China.  Under the terms of the agreement, AG’s collaborative partner funded the development of the center and provides certain ongoing services.  In exchange, the partner receives preferred repayment of all funds that were invested in the development, 60% of the net profits until all of the invested funds are repaid, and 40% of the net profits thereafter, and the rights to the physical assets at the conclusion of the agreement.  We are accounting for this transaction in accordance with ASC 808 Collaborative Arrangements and have reflected all assets and liabilities of the treatment center.  While a liability exists for the amounts to be repaid to the partner for the initial funding, the Company has not yet recognized a liability for the partners rights to the assets upon the conclusion of the agreement.  As described in Note 4, the Company is continuing to receive additional information to finalize its purchase accounting, including the accounting for the fair value, if any, of this liability.

NOTE 16 – STOCK BASED COMPENSATION

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

The Company recognized expense of $22,153 and $85,671 associated with restricted stock awards during the three and nine months ended September 30, 2014 and $49,071 and $192,547 for the three and nine months ended September 30, 2013, respectively. As of September 30, 2014, there was $118,469 related to an aggregate of 13,726 of non-vested restricted stock awards. These costs are expected to be recognized over a weighted-average period of 1.01 years for the restricted stock awards.

During the three and nine months ended September 30, 2014, the Company issued stock options under the 2011 and 2013 Plans to purchase an aggregate of 767,500 shares of the Company’s common stock to officers, directors and employees. The grant date fair value of these options, net of estimated forfeitures, was $4,986,660 using Black-Scholes option valuation models with the following assumptions: exercise price equal to the grant date stock price of $5.00 to $28.49, volatility of 122% to 130%, expected life 6.0 years, and risk-free rate of 1.77 to 2.08%. The Company is expensing these stock option awards on a straight-line basis over the requisite service period.  The Company recognized expense of $377,870 and $990,492 associated with stock option awards during the three and nine months ended September 30, 2014 and $191,904 and $385,645 for the three and nine months ended September 30, 2013, respectively. As of September 30, 2014, there was $7,867,009 of total unrecognized compensation cost related to an aggregate of 1,104,091 of non-vested stock option awards. These costs are expected to be recognized over a weighted-average period of 2.06 years for the stock options awards.

The following table summarizes stock option activity as of December 31, 2013 and for the nine months ended September 30, 2014:

	Number of Units	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Oustanding at December 31, 2013	705,073	$4.19	9.2	$735,132
Grants	767,500	10.96
Forfeitures	(68,750)	5.28
Exercises	(2,900)	5.34
Outstanding at September 30, 2014	1,400,923	$7.22	9.1	$11,113,268

Vested and exercisable at September 30, 2014	296,832	$3.91	8.6	$3,068,048

Exercise		Number of Shares
Price		Outstanding	Exercisable

$3.00 - $4.95		350,883	182,827
$5.00 - $9.19		800,740	111,105
$14.50	+	249,300	-
		1,400,923	293,932

NOTE 17 – NET INCOME (LOSS) PER SHARE

Basic and diluted net loss per common share is computed on the basis of our weighted average number of common shares outstanding, as determined by using the calculations outlined below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Loss from continuing operations	$(2,780,009)	$(1,682,950)	$(6,906,560)	$(8,595,951)

Income (loss) on discontinued operations	$(43,271)	$2,259,843	$(3,037,514)	$1,252,283

Net income (loss)	$(2,823,280)	$576,893	$(9,944,074)	$(7,343,668)

Weighted average shares of common stock	9,131,576	6,155,203	8,155,213	5,519,634
Dilutive effect of stock options	-	63,961	-	-
Restricted stock vested not issued	-	10,661	-	-
Common stock and common stock equivalents	9,131,576	6,229,825	8,155,213	5,519,634

Loss from continuing operations per basic share	$(0.30)	$(0.27)	$(0.85)	$(1.56)
Loss from continuing operations per diluted share	$(0.30)	$(0.27)	$(0.85)	$(1.56)

Income (loss) on discontinued operations per basic share	$-	$0.37	$(0.37)	$0.23
Income (loss) on discontinued operations per diluted share	$-	$0.36	$(0.37)	$0.23

Net income (loss) per basic share	$(0.31)	$0.09	$(1.22)	$(1.33)
Net income (loss) per diluted share	$(0.31)	$0.09	$(1.22)	$(1.33)

NOTE 18 – INCOME TAXES

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

In both the three and nine months ended September 30, 2014, income tax expense (benefit) was $0, as the Company applied a valuation allowance to the net tax benefit.

NOTE 19 – SEGMENT INFORMATION

As stated in Note 5, as of June 23, 2014, the Company decided to discontinue the Consulting segment.  As such, going forward, the Company will only have one remaining business unit. Therefore, the Company will not be presenting segment information until such time as another segment is developed.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis summarizes the significant factors affecting our results of operations, financial condition and liquidity position for the three and nine months ended September 30, 2014 and 2013,  and should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this filing.

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

Recent Developments

On September 26, 2014 (the “Closing”), the Company completed the acquisition of Agreen Biotech Co. Ltd. (“AG”) and its founder’s U.S. patent for a total cash and equity consideration of $3.28 million in cash and an aggregate of 828,522 restricted shares of Company common stock. AG is a cancer-therapy-focused developmental stage company whose intellectual property is comprised of T Cells Receptor ("TCR") clonality analysis technology and T Central Memory Cell ("Tcm") and Dendritic Cell ("DC") preparation methodologies. The acquisition was structured as follows:

●	Cellular Biomedicine Group (Shanghai) Ltd (“CBMG Shanghai”), the Company’s variable interest entity, acquired 100% of the equity interest of AG

●	Cellular Biomedicine Group (HK) Ltd (“CBMG HK”) acquired 100% of the intellectual property of AG and the U.S. patent owned by AG’s founder

Pursuant to a framework agreement dated August 2, 2014 and a technology transfer agreement dated September 1, 2014, as consideration for the acquisition of AG, the Company agreed to pay the following: (i) $1,640,000 to the shareholders of AG (inclusive of the RMB2 million deposit already paid to the AG shareholders at the signing of the framework agreement), to be paid at Closing; (ii) $1,640,000 to Cellular Immunity Tech Ltd., a British Virgin Islands company that held the intellectual property of AG and is owned by the AG shareholders, to be paid within one year and one day of the Closing, provided, however, that within one year of Closing, (x) AG will have signed cooperative agreements with at least two new hospitals for the provision of AG’s technical services and (y) AG’s cooperative relationship with General Hospital of Jilin Chemical Group Corporation (“Jilin Hospital”) has not been materially adversely affected, resulting in a suspension or termination of such relationship for 60 days or more; and (iii) 753,522 shares of the Company’s common stock, par value $0.001 per share, to be delivered to the AG shareholders within five business days after Closing.

In connection with the acquisition, on September 26, 2014 the Company also entered into a patent purchase agreement with Zhong Chen Kou, the founder of AG, to acquire Kou’s U.S. Patent No. 7,375,211, “Method for Detection and Qualification of T-Cell Receptor Vβ Repertoire.” As consideration for the patent, the Company agreed to issue 75,000 restricted shares of Company common stock.

        AG is focused on developing and marketing its technical service and test kits to hospitals that treat cancer patients who are undergoing immune cell therapy classified as 3rd Medical Technology by regulatory agencies in China. We have developed proprietary practical knowledge in the use of cell-based therapeutics that we believe could be used to help a great number of people suffering from cancer. Specifically, we provide technical services comprised of T Cell Receptors ("TCR") clonality analysis technology and T Central Memory Cell ("Tcm") and Dendritic Cell ("DC") preparation methodologies. The TCR clonality analysis technology is based on the use of the multiple sets of unique primers to amplify 22 regions of the TCR and thereby detect clonal expansions related to antigen stimulation of the immune system, which enables the assessment of tumor specific immunity with high accuracy and efficiency. Tcm cells are the subpopulation of T lymphocytes with key characteristics including high potency and long-term memory of specific immunity; and they are the key element of immunocellular fortification against tumors, infections and immune disorders. The Tcm cells are drawn from the cancer patient’s own blood and the therapy using these cells is classified in China as Medical Technology, which enables such therapy to be covered by medical insurance in more than ten provinces in China.

        AG’s primary market is China. Jilin Hospital, AG’s primary hospital partner, currently uses AG’s technical services and test kits to treat patients who are undergoing cancer immune cell therapy in China. Based on AG’s results to date, AG believes that its TCR and Tcm services are safe and effective treatment options for cancer patients. The company believes that the results of AG’s proof-of-concept studies will support formal clinical trials with prominent hospitals in China, which can then be carried out through a network of authorized treatment centers throughout China.

On June 23, 2014, the board of directors of the Company determined to discontinue the Company’s legacy consulting business segment and to focus the Company’s operations exclusively on its biomedicine business, acquired in February 2013.

On June 18, 2014, the Company closed a financing transaction pursuant to which it sold an aggregate of 1,492,537 shares of the Company’s common stock to selected investors at $6.70 per share, for total gross proceeds of approximately $10,000,000.  The shares were sold pursuant to separate subscription agreements (the form of which is attached to the 8-K filed on June 23, 2014, as Exhibit 10.1) between the Company and each investor.  The Company also issued to a designee of the lead Investor in the financing a three-year option to purchase up to 1,000,000 shares of common stock at $8.00 per share, subject to adjustment for stock splits, stock dividends, combinations of shares and similar recapitalization transactions.  Pursuant to the terms of the option, if at any time after 18 months following the date of issuance, the daily volume-weighted average price of the Company’s common stock exceeds $12.00 for a consecutive 20 trading days, the Company shall have the right to require the holder to exercise the option in full.

In 2013, we completed Phase I/IIa clinical trials for our Knee Osteoarthritis (“KOA”) and Hepatocellular Carcinoma (“HCC”) therapies. In June 2014 we received six-month MRI data for our KOA Phase IIa clinical trial on statistically relevant evidence of cartilage growth and in September 2014 completed 12-month follow up.  In June 2014 we also completed patient enrollment and treatment for our Phase IIb KOA trial.  We expect to have 12-month follow-up for Phase I/IIa published in the fourth quarter of 2014.  We are continuing our observation of Phase I HCC Tumor Cell Targeted Dendritic Cell (“TC-DC”) therapy trial patients beyond the safety analysis and expect to have an update in late 2014.  In October 2014, we have also launched a pre-clinical study on human adipose derived mesenchymal progenitor cell (“haMPC”) therapy for Asthma, and Chronic Obstructive Pulmonary Disease (“COPD”) and clinical research studies in cartilage defect stem cell therapy.

With regard to our intellectual property portfolio, in the third quarter of 2014, in addition to,patents relating to the use of haMPC for the prevention, and treatment of Osteoarthritis and a patent for using allogeneic haMPCs or mesenchymal progenitor cells for the prevention and treatment of Rheumatoid Arthritis, we secured other cancer-related intellectual property through the AG acquisition.

In the next 12 months, we aim to accomplish the following in our biomedicine business:

●	Complete the preclinical safety studies on Asthma, and COPD and clinical research studies in cartilage defect stem cell therapy.

●	Publish the KOA Phase IIa twelve month data including MRI data that demonstrates clear signs of efficacy.

●	Publish the KOA Phase IIb six month interim data including MRI data that demonstrates clear signs of efficacy

●	Obtain approval for pending Patent Cooperation Treaty (“PCT”) patents.

●	Launch cancer immune cell therapy clinical trials.

●	Develop IP on allogeneic HaMPC therapy for Asthma

For the three and nine months ended September 30, 2014 we generated $118,069 and $179,120, respectively, in revenue from the sales of A-Stromal™ enzyme reagent kits. For the three and nine months ended September 30, 2013, the biomedicine business did not generate revenue from the sales of enzyme reagent kits. We expect our biomedicine business to generate revenues primarily from the development of therapies for the treatment of KOA in 2014 and HCC in 2015 or 2016.

Our operating expenses for the three and nine months ended September 30, 2014 were in line with management’s plans and expectations. We incurred an increase in total operating expenses of approximately $194,000 for the three ended September 30, 2014, and a decrease of approximately $2,530,000 for the nine months ended September 30, 2014, as compared to the three and nine months ended September 30, 2013, which is primarily attributable to costs incurred in 2013 in connection with our Merger and expenses related to being a public company.

In addition, during the nine months ended September 30, 2013 we issued 342,360 shares of common stock, for which we recorded an expense of $1,694,682, based on the quoted market prices on the dates of issuance. These issuances were made to certain pre-merger private investors in CBMG BVI while it was a privately-held corporation. CBMG BVI agreed that if it did not achieve ten Phase II clinical trials by March 31, 2013 it would issue certain contingent shares to its private investors. This contingent share obligation to investors was assumed by the Company in the merger. On March 29, 2013 the Company issued the contingent shares to these pre-merger investors as required.  No further agreements exist as of September 30, 2014.

Corporate History

Merger Between CBMG and EastBridge Investment Group Corporation

On November 13, 2012, EastBridge Investment Group Corporation ("Eastbridge") (then an Arizona corporation) signed an agreement to merge with Cellular Biomedicine Group Limited (“CBMG BVI”), at that time a British Virgin Islands company. Under the merger agreement, EastBridge’s wholly-owned merger subsidiary agreed to merge with CBMG BVI, with CBMG BVI as the surviving entity. As a result of the merger, which was consummated on February 6, 2013, Cellular Biomedicine Group Ltd. became the wholly-owned subsidiary of EastBridge Investment Group Ltd. The transactions under the merger agreement as amended are referred to as the “Merger”.

Also in connection with the Merger, we created a new Delaware subsidiary called EastBridge Investment Corp. (“EastBridge Sub”). Pursuant to a Contribution Agreement by and between EastBridge and EastBridge Sub dated February 5, 2013 (the “Contribution Agreement”), EastBridge contributed all of its current assets and liabilities to a newly formed, wholly-owned subsidiary of EastBridge, named “EastBridge Investment Corp.,” which continued the current business and operations of EastBridge until June 30, 2014, when we discontinued the consulting segment of our business.

Effective on March 5, 2013 we changed our corporate name to “Cellular Biomedicine Group, Inc.” As of the date of this report, our primary business is in the field of biomedicine.

BIOMEDICINE BUSINESS

Our biomedicine business was founded in 2009 as a newly formed specialty biomedicine company by a team of seasoned Chinese-American executives, scientists and doctors. In 2010 we established a GMP facility in Wuxi, and in 2012 we established a U.S. Food and Drug Administration (“FDA”) GMP standard protocol-compliant manufacturing facility in Shanghai. Our focus has been to monetize the rapidly growing health care market in China by marketing and commercializing stem cell and immune cell therapeutics, related tools and products from our patent-protected homegrown cell technology developed by our research and development team, as well as by utilizing exclusively in-licensed and other acquired intellectual properties.

Our current treatment focal points are cancer and other degenerative diseases such as KOA, Asthma, COPD and Cartilage Defects.

Cancer. In the cancer field, our in-licensed TC-DC therapy utilizes dendritic cells that have been taught the unique "signature" of the patient's’ cancer, in order to trigger an effective immune response against cancer stem cells, the root cause of cancer metastasis and recurrence. Our TC-DC product candidate has successfully completed a U.S. FDA Phase II clinical trial for the treatment of Metastatic Melanoma at the Hoag Medical Center in California. We have a process to develop MNP and NP cells with high purity levels, validated by synapse formation, and have shown functional innervation with human muscle cells.  Under applicable international reciprocity procedures we are utilizing data generated in a U.S. Phase II clinical trial in an analogous China-based Phase I/II Clinical Trial for the treatment of Hepatocellular Carcinoma (“HCC”), a major type of Liver Cancer. Management believes we will be able to leverage skin cancer data produced in ongoing trials in the U.S., and apply it toward advancing our product candidate for the treatment of liver cancer and other cancer-related indications.  As of December 31, 2013, we have completed the HCC Phase I trial.

KOA.  In 2013, we completed a Phase I/IIa clinical trial for our Knee Osteoarthritis (“KOA”) therapy named ReJoinTM. The trial tested the safety and efficacy of intra-articular injections of autologous haMPCs in order to reduce inflammation and repair damaged joint cartilage. The 6-month follow-up clinical data showed ReJoinTM therapy to be both safe and effective.

In Q2 2014 we completed patient enrollment for the Phase IIb clinical trial of ReJoinTM for KOA. The multi-center study has enrolled 53 patients to participate in a randomized, single blind trial. We expect to publish 12 month follow-up data of Phase I/IIa in Q4, 2014; and interim observation of Phase IIb information by Q1 2015, and 12 month follow-up data in late 2015.

Asthma.  In Q1 of 2014 we began a pre-clinical study on human adipose derived mesenchymal progenitor cell (haMPC) therapy for asthma. The pre-clinical study, conducted by Shanghai First People’s Hospital, a leading teaching hospital affiliated with Shanghai Jiaotong University, will evaluate the safety and efficacy of haMPCs to treat severe asthma.

COPD. COPD refers to a group of diseases that block airflow to the lungs and make it difficult to breathe. The two most common conditions that make up COPD are chronic bronchitis and emphysema, which gradually destroys the smallest air passages (bronchioles) in the lungs. Currently the common treatments for COPD, such as use of steroids, inhalers and bronchodilator drugs, aim to control the symptoms and minimize further damage, but do not reverse the tissue damage. The major risk factors for COPD in China are tobacco smoking, biomass fuel use and genetic susceptibility.

Our pre-clinical study is being conducted by Shanghai First People's Hospital, a leading teaching hospital affiliated with Shanghai Jiaotong University. Professor Zhou Xin, director of the hospital's respiratory department and chairperson of Respiratory Diseases Division of Shanghai Medical Association, will lead the study as Principal Investigator.

The  unique lines of adult adipose-derived stem cells and the immune cell therapies enable us to create multiple cell formulations in treating specific medical conditions and diseases, as well as applying single cell types in a specific treatment protocol. Management believes that our adult adipose-derived line will become commercially viable and market-ready within three to four years, and will continue to grow the budding immune cell technical service revenue. Our facilities are certified to meet the international standards NSF/ANSI 49, ISO-14644 (or equivalent), ANSI/NCSL Z-540-1 and 10CFR21, as well as Chinese CFDA standards CNAS L0221. In addition to standard protocols, we use proprietary processes and procedures for manufacturing our cell lines, comprised of:

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

     We are focused on developing and marketing safe and effective cell-based therapies based on our cellular platforms, to treat serious chronic and degenerative diseases including cancers, orthopedic diseases including osteoarthritis and tissue damage, various inflammatory diseases and metabolic diseases. We have developed proprietary practical knowledge in the use of cell-based therapeutics that we believe could be used to help a great number of people suffering from cancer and serious chronic diseases. We have two therapies undergoing clinical studies in China: stem cell based therapies to treat knee osteoarthritis (“KOA”) and an immune cell therapy to treat liver cancer (“HCC”). We have initiated preclinical studies in Asthma, and Chronic Obstructive Pulmonary Disease ("COPD") and clinical research studies in cartilage defect stem cell therapy.

    Our primary target market is Greater China. Our first two therapy candidates are currently used to treat patients in research studies conducted in China. We are also engaged in a number of pre-clinical studies for other product or therapy candidates, which we believe have the potential to become safe and effective treatment options for a variety of degenerative and debilitating conditions. We believe that the results of our research studies will support expanded preclinical and clinical trials with a larger population of patients, which we expect to carry out through authorized treatment centers throughout Greater China. With the recent acquisition of AG, we added technical services revenue comprised of T Cells Receptor ("TCR") clonality analysis technology and T Central Memory Cell ("Tcm") and Dendritic Cell ("DC") preparation methodologies.

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

Over the past number of years, cell therapies have been in clinical development to attempt to treat an array of human diseases. The use of autologous (self-derived) cells to create vaccines directed against tumor cells in the body has been demonstrated to be effective and safe in clinical trials. Researchers around the globe are evaluating the effectiveness of cell therapy as a form of replacement or regeneration of cells for the treatment of numerous organ diseases or injuries, including those of the brain and spinal cord. Cell therapies are also being evaluated for safety and effectiveness to treat heart disease, autoimmune diseases such as diabetes, inflammatory bowel disease, joint diseases and cancerous diseases. While no assurances can be given regarding future medical developments, we believe that the field of cell therapy is a subset of biotechnology that holds promise to improve human health, help eliminate disease and minimize or ameliorate the pain and suffering from many common degenerative diseases relating to aging.

Recent Developments in Cancer Cell Therapy

According to the U.S. National Cancer Institute, despite years of undulating steps, excitement is growing for immunotherapy—therapies that harness the power of a patient’s immune system to combat their disease, or what some in the research community are calling the “fifth pillar” of cancer treatment.

One approach to immunotherapy involves engineering patients’ own immune cells to recognize and attack their tumors. And although this approach, called adoptive cell transfer ("ACT"), has been restricted to small clinical trials so far, treatments using these engineered immune cells have generated some remarkable responses in patients with advanced cancer. For example, in several early-stage trials testing ACT in patients with advanced acute lymphoblastic leukemia ("ALL") who had few if any remaining treatment options, many patients’ cancers have disappeared entirely. Several of these patients have remained cancer free for extended periods.

Equally promising results have been reported in several small clinical trials involving patients with lymphoma. Although the lead investigators cautioned that much more research is needed, the results from the trials performed thus far are proofs of principle that researchers can successfully alter patients’ T cells so that they attack their cancer cells.

ACT’s building blocks are T cells, a type of immune cell collected from the patient’s own blood. After collection, the T cells are genetically engineered to produce special receptors on their surface called chimeric antigen receptors ("CARs"). CARs are proteins that allow the T cells to recognize a specific protein (antigen) on tumor cells. These engineered CAR T cells are then grown in the laboratory until they number in the billions. The expanded population of CAR T cells is then infused into the patient. After the infusion, if all goes as planned, the T cells multiply in the patient’s body and, with guidance from their engineered receptor, recognize and kill cancer cells that harbor the antigen on their surfaces. This process builds on a similar form of ACT pioneered from NCI’s Surgery Branch for patients with advanced melanoma. NCI’s Pediatric Oncology Branch commented that the CAR T cells are much more potent than anything they can achieve with other immune-based treatments being studied. Although investigators working in this field caution that there is still much to learn about CAR T-cell therapy, the early results from trials like these have generated considerable optimism. Researchers opined that CAR T-cell therapy eventually may become a standard therapy for some B-cell malignancies like ALL and chronic lymphocytic leukemia.

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

There over 30 million people in China suffering from asthma without effective therapies. Respiratory diseases account for 15% of deaths in China. China has the largest asthmatic population in the world and is one of the countries with the highest asthma mortality rate. (Source: Respirology 2013, Asian Pacific Society of Respirology)

According to Respirology 2013, Asian Pacific Society of Respirology, COPD account for 15% of deaths in China and poses a high economic and social burden on families and communities in China, due to the expense of prescription drugs and the impact on quality of life, with many patients deteriorating to the point of being unable to work and a shortened life span. Based on estimates by World Health Organization (WHO) of 2.5% prevalence of COPD in China. Over 32 million people in China suffer from COPD, so the need for innovative solutions is pressing as this disease represents a significant unmet medical need.

The current data on CAR T-cell therapies, presented from various institutions including MSKCC, University of Pennsylvania, National Cancer Institute, and Fred Hutchinson Cancer Center, has been extremely positive.  Recently, T cell checkpoint manipulation has brought hope to the struggling battle against cancer using immune cell therapy technologies.  Merck has received fast approval for its PD-1 antibody therapy for Melanoma.  Novartis CAR-T technology has made breakthroughs in treating B cell lymphoma using genetically modified T cell technology.

Management believes the remaining risk in monetizing cancer immune cell therapies is concentrated in late stage clinical studies, speed-to-approval, manufacturing and process optimization.

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

Our Strategy

The majority of our biomedicine business is in the development stage. We intend to concentrate our business on cell therapies and in the near-term, carrying our KOA stem cell therapy and cancer immune cell therapies to commercialization.

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

Our strategy is to develop safe and effective cellular medicine therapies for indications that represent a large unmet need in China, based on technologies developed both in-house and obtained through licensing and collaboration arrangements with other companies. Our near term objective is to pursue successful clinical trials in China for our KOA application, followed by our HCC therapy and Asthma therapy.  We intend to utilize our comprehensive cell platform to support multiple cell lines to pursue multiple therapies, both allogeneic and autologous. We intend to apply U.S. Standard Operating Procedures ("SOPs") and protocols while complying with Chinese regulations, while owning, developing and executing our own clinical trial protocols. We plan to establish domestic and international joint ventures or partnerships to set up cell laboratories and/or research facilities, acquire technology or in-license technology from outside of China, and build affiliations with hospitals, to develop a commercialization path for our therapies, once approved. We intend to use our first-mover advantage in China, against a backdrop of enhanced regulation by the central government, to differentiate ourselves from the competition and establish a leading position in the China cell therapeutic market.  We also intend to out-license our technologies to interested parties.

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

With the AG acquisition we intend to monetize AG’s U.S. and Chinese intellectual property for immune cell therapy preparation methodologies and patient immunity assessment by engaging with prominent hospitals to conduct pre-clinical and clinical studies in specific cancer indications. The T Cell clonality analysis technology patent, together with AG’ other know-how for immunity analysis, will enable the Company to establish an immunoassay platform that is crucial for immunity evaluation of patients with immune disorders as well as cancerous diseases that are undergoing therapy.

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

CBMG’s Cellular Biomedicine Technology Platforms

In order to expedite fulfillment of patient treatment CBMG has been actively developing technologies and products with a strong intellectual properties protection, including haMPC, derived from fat tissue, for the treatment of KOA, Asthma, COPD and other indications. CBMG has also been actively engaging with world leading scientists and companies, to develop TC-DC therapy for the treatment of HCC.  With the AG acquisition, we will continue to seek to empower hospitals' existing and new immune cell cancer therapy development programs that may help patients improve their quality of life and improve their survival rate.  CBMG’s acquisition of AG provides AG with an enlarged opportunity to expand the application of its cancer therapy-enabling technologies and to initiate clinical trials with leading cancer hospitals.

CBMG's proprietary and patent-protected production processes and clinical protocols enable us to produce raw material, manufacture cells, and conduct cell banking and distribution. Applying our proprietary intellectual property, we will be able to customize specialize formulations to address complex diseases and debilitating conditions.

CBMG has been developing disease-specific clinical treatment protocols. These protocols are designed for each of these proprietary cell lines to address patient-specific medical conditions. These protocols include medical assessment to qualify each patient for treatment, evaluation of each patient before and after a specific therapy, cell transplantation methodologies including dosage, frequency and the use of adjunct therapies, potential adverse effects and their proper management.

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

Immune Cell Therapy, Adoptive T cell

Adoptive T cell therapy for cancer is a form of transfusion therapy consisting of the infusion of various mature T cell subsets with the goal of eliminating a tumor and preventing its recurrence.  In cases such as cancer, where the disease is unique to the individual, the adoptive T cell therapy is a personalized treatment.

We believe that an increasing portion of healthcare spending both in China and worldwide will be directed to immune cell therapies, driven by an aging population, and because immune cell therapy treatments could become a safe, effective, and cost-effective method for treating millions of cancer patients.

Cancer diseases are major threats to public health and the solvency of health systems worldwide.  Current treatments for these diseases cannot meet medical needs. Immune cell therapy is a new technology that has the potential to alleviate much of the burden of these chronic and degenerative diseases in a cost-effective manner.

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

Our Targeted Indications and Potential Therapies

Knee Osteoarthritis (KOA)

We have completed the Phase I/IIa clinical trial for the treatment of KOA. Three-month Phase I/IIa follow up data revealed statistically significant improvement in KOA from the baseline in clinical scores for WOMAC, NRS-11, SF-36, and KSCRS knee osteoarthritis indices, showing significantly reduced knee pain, improved knee mobility, and prolonged walking distance. MRI examination revealed an increase in cartilage thickness as early as three months after the therapy. Data of three patients who have completed six-month follow-up has confirmed the three-month findings.  With the last patient treated in Q4 2013, analysis of the full six-month follow-up data has revealed that patients have reported a significant improvement in mobility, flexibility and a decrease in pain. Additional studies are being carried out to confirm the cartilage regrowth. Enrollment of 48 patients required for our Phase IIb clinical trial was completed in June 2014.

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

Adoptive T-Cell

Our strategy is for CBMG, through AG, to become an immune cell business leader in the China cancer therapy market and specialty pharmaceutical market by utilizing CBMG’s NASDAQ listing platform to consolidate key China immune cell technology leaders with fortified intellectual property and ramp up revenue with first mover’s advantage in a safe and efficient manner.  The Company plans to accelerate cancer trials by using the knowledge and experience gained from the Company’s ongoing KOA trials.   China has a bifurcated cell regulatory pathway, which is different than the singular path in the United States.  Immune cell therapy is treated as Class III medical technology and requires a smaller-scale trial and shorter trial period.  By applying U.S. SOP and protocols and following authorized treatment plans in China, we believe we are differentiated from our competition as we believe we have first mover’s advantage and a fortified barrier to entry.

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

On June 23, 2014, our management with Board of Directors approval, agreed to discontinue the consulting segment of the Company's business. As of September 30, 2014, the majority of the consulting segment has been concluded.  We will wait to liquidate the client shares still held until such future time that it is beneficial.

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

Options - The compensation cost that has been charged against income related to stock-based compensation for the three and nine months ended September 30, 2014 was $377,870 and $990,492, respectively, while for the three and nine months ended September 30, 2013 expense was $191,904 and $385,645, respectively, and is included in general and administrative expense in our Condensed Consolidated Statements of Operations. As of September 30, 2014, there was $7,867,009 of total unrecognized compensation cost related to non-vested stock option awards. That cost is expected to be recognized over a weighted-average period of 2.06 years for the stock option awards.

Restricted shares – The compensation expense that has been charged against income related to stock-based compensation for the three and nine months ended September 30, 2014 was $22,153 and $85,671, respectively, while for the three and nine months ended September 30, 2013 expense was $180,084 and $1,159,986, respectively, and is included in general and administrative expense in our Condensed Consolidated Statement of Operations and Comprehensive Loss. As of September 30, 2014, a total of 13,726 restricted shares awards have been granted that remain unearned. As of September 30, 2014, total unrecognized compensation cost related to unvested awards was $118,469 for which the weighted average period over which such compensation cost is to be recognized is 1.01 years.

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

A full valuation allowance has been established against the majority of net deferred tax assets as of September 30, 2014 based on estimates of recoverability. While we have optimistic plans for our business strategy, we determined that such a valuation allowance was necessary given the current and expected near term losses and the uncertainty with respect to our ability to generate sufficient profits from our business model.

Results of Operations

Below is a discussion of the results of our operations for the three months ended September 30, 2014 and 2013. These results are not necessarily indicative of result that may be expected in any future period. Our prospects should be considered in light of the risks, expenses and difficulties that we may encounter. We may not be successful in addressing these risks and difficulties.

Comparison of Three Months Ended September 30, 2014 to Three Months Ended September 30, 2013

Although the descriptions in the results of operations below reflect our operating results as set forth in our Condensed Consolidated Statement of Operations and Comprehensive Loss filed herewith, prior periods being presented are reflective of the reclassifications as required for discontinued operations, in addition we are presenting consolidated pro forma information below to reflect the impacts of the business combination with AG as if such transaction had occurred at the beginning of the earliest period presented.

	Three Months Ended September 30, 2014			Three Months Ended September 30, 2013
	CBMG	Agreen	Pro forma	CBMG	Agreen	Pro forma
	As stated	Pro forma Adjustment	Consolidated	As stated	Pro forma Adjustment	Consolidated
Net sales and revenue
Biomedical	$-	$419,745	$419,745	$95,365	$457,360	$552,725
Total sales and revenue	-	419,745	419,745	95,365	457,360	552,725

Operating expenses:
Cost of sales	-	394,636	394,636	158,280	310,039	468,319
General and administrative	2,021,382	90,886	2,112,268	1,398,809	100,416	1,499,225
Selling and marketing	21,311	5,438	26,749	8,080	-	8,080
Research and development	737,754	45,675	783,429	196,524	31,692	228,216
Total operating expenses	2,780,447	536,635	3,317,082	1,761,693	442,147	2,203,840
Operating loss	(2,780,447)	(116,890)	(2,897,337)	(1,666,328)	15,213	(1,651,115)

Other income (expense)
Interest income	698	175	873	207	120	327
Other expense	(260)	(49)	(309)	(16,829)	(57)	(16,886)
Total other income (expense)	438	126	564	(16,622)	63	(16,559)
Loss from continuing operations before taxes	(2,780,009)	(116,764)	(2,896,773)	(1,682,950)	15,276	(1,667,674)

Income tax provision	-	-	-	-	-	-
Loss from Continuing operations	(2,780,009)	(116,764)	(2,896,773)	(1,682,950)	15,276	(1,667,674)

Loss from discontinued Consulting segement	(43,271)	-	(43,271)	2,646,337		2,646,337
Income tax benefit	-	-	-	(386,494)	-	(386,494)
Loss on discontiued operations	(43,271)	-	(43,271)	2,259,843	-	2,259,843
Net loss	$(2,823,280)	$(116,764)	$(2,940,044)	$576,893	$15,276	$592,169
Other comprehensive loss:
Cumulative translation adjustment	(1,838)	-	(1,838)	24,269	(863)	23,406
Unrecognized loss on investments	(1,005,455)	-	(1,005,455)	(210,420)	-	(210,420)
Comprehensive net loss	$(3,830,573)	$(116,764)	$(3,947,337)	$390,742	$14,413	$405,155

Earnings per share:
Basic	$(0.31)		$(0.30)	$0.09		$0.09
Diluted	$(0.31)		$(0.30)	$0.09		$0.08
Weighted average common shares outstanding:
Basic	9,131,576	720,760	9,852,336	6,155,203	753,522	6,908,725
Diluted	9,131,576	720,760	9,852,336	6,229,825	753,522	6,983,347

Results of Operations

Net Revenues

	Net Revenues
	2014	2013	Change	Percent
Three months ended September 30,	$-	$95,365	$(95,365)	(100)%

No revenue was recorded for the three months ended September 30, 2014. In the three months ended September 30, 2013, we sold units of the A-StromalTM kits at approximately $3,300 USD per unit. Based on current estimates we expect our biomedicine business to generate immediate revenues from our acquisition of AG and future revenues primarily from the development of therapies for the treatment of KOA after we successfully complete all of the requisite clinical trials.

 Cost of Sales

	Cost of Sales
	2014	2013	Change	Percent
Three months ended September 30,	$-	$158,280	$(158,280)	(100)%

The decrease in cost of sales was attributable to the A-StromalTM kits sold in the three months ended September 30, 2013. The Biomedicine segment is still in the development phase and did not have any revenue and therefore did not have any cost of sales in the three months ended September 30, 2014.

General and Administrative Expenses

	General & Administrative Expenses
	2014	2013	Change	Percent
Three months ended September 30,	$2,021,382	$1,398,809	$622,573	45%

General and administrative expenses increased due primarily to the following:

Increased expenses in 2014 associated with increased corporate activities related the management and the development of our biomedicine business, including:

o	An increase in payroll expenses of $449,000;
o	An increase in travel expense of $199,000;
o	An increase in stock-based compensation expense of $168,000;
o	An increase in legal, professional and accounting services of $57,000;
o	An increase in investor relations expense of $103,000; partially offset by
o	An decrease in depreciation expense of $155,000;
o	An decrease in other expenses of $198,000;

 Sales and Marketing Expenses

	Sales & Marketing Expenses
	2014	2013	Change	Percent
Three months ended September 30,	$21,311	$8,080	$13,231	164%

Sales and marketing expenses increased by approximately $13,000 in the three months ended September 30, 2014 as compared to the three months ended September 30, 2013, as a result of an increase in payroll expenses by approximately $11,000 and by an increase in travel, promotion, insurance and entertainment expenses of approximately $2,000.

Research and Development Expenses

	Research and Development Expenses
	2014	2013	Change	Percent
Three months ended September 30,	$737,754	$196,524	$541,230	275%

Research and development costs increased by approximately $541,000 in the three months ended September 30, 2014 as compared to the three months ended September 30, 2013 due primarily to an increase in experiment fees of approximately $469,000 and other research and development costs of approximately $72,000.  In 2014 we have undertaken significant activities surrounding the development of our biomedicine intellectual property, including the implementation of Phase IIb clinical trials for KOA, which began recruiting patients in the first quarter of 2014.

Operating Loss

	Operating Loss
	2014	2013	Change	Percent
Three months ended September 30,	$(2,780,447)	$(1,666,328)	$(1,114,119)	67%

The increase in the operating loss for the three months ended September 30, 2014 as compared to the same period in 2013 is primarily due to changes in revenues, research and development expenses and general and administrative expenses, each of which is described above.

Total Other Income (Expense)

	Total Other Income (Expense)
	2014	2013	Change	Percent
Three months ended September 30,	$438	$(16,622)	$17,060	(103)%

Other income (expense) consists primarily of rental subsidy income and foreign exchange gains and losses on transactions in our biomedicine segment.

Income Tax Benefit (Provision)

	Income Tax Benefit (Provision)
	2014	2013	Change	Percent
Three months ended September 30,	$-	$-	$-	0%

    While we believe we have prudent plans for our business strategy, we determined that a valuation allowance was necessary given the current and expected near term losses and the uncertainty with respect to our ability to generate sufficient profits from our business model. Therefore, we established a valuation allowance for all deferred tax assets and we incurred no tax benefit for the three months ended September 30, 2014 and 2013.

Loss from Continuing Operations

	Loss from Continuing Operations
	2014	2013	Change	Percent
Three months ended September 30,	$(2,780,009)	$(1,682,950)	$(1,097,059)	65%

Changes in loss from continuing operations are primarily attributable to changes in operating loss as described above.

Income (Loss) from Discontinued Operations

	Income (Loss) from Discontinued Operations
	2014	2013	Change	Percent
Three months ended September 30,	$(43,271)	$2,259,843	$(2,303,114)	(102)%

Change in loss from discontinued operations is primarily attributable to our decision to terminate this Consulting business segment, as no meaningful revenues were generated in 2014.

Net Income (Loss)

	Net Income (Loss)
	2014	2013	Change	Percent
Three months ended September 30,	$(2,823,280)	$576,893	$(3,400,173)	(589)%

Changes in net loss are primarily attributable to changes in operations of our biomedicine segment and the discontinued consulting segment, each of which is described above.

Comprehensive Net Income (Loss)

	Comprehensive Net Income (Loss)
	2014	2013	Change	Percent
Three months ended September 30,	$(3,830,573)	$390,742	$(4,221,315)	(1080)%

For the three months ended September 30, 2014, we recorded an unrecognized loss on investments of approximately $1,005,000 associated with the fair value of client shares held, in connection with our discontinued consulting segment and foreign currency translation impacts of approximately $2,000. For the three months ended September 30, 2013, we recognized approximately $210,000 of unrecognized losses on investments partially offset by foreign currency translation impacts of approximately $24,000.

Comparison of Nine Months Ended September 30, 2014 to Nine Months Ended September 30, 2013

Below is a discussion of the results of our operations for the nine months ended September 30, 2014 and 2013.  These results are not necessarily indicative of result that may be expected in any future period. Our prospects should be considered in light of the risks, expenses and difficulties that we may encounter. We may not be successful in addressing these risks and difficulties.

Although the descriptions in the results of operations below reflect our operating results as set forth in our Condensed Consolidated Statement of Operations and Comprehensive Loss filed herewith, prior periods being presented are reflective of the reclassifications as required for discontinued operations.

	Nine Months Ended September 30, 2014			Nine Months Ended September 30, 2013
	CBMG	Agreen	Pro forma	CBMG	Agreen	Pro forma
	As stated	Pro forma Adjustment	Consolidated	As stated	Pro forma Adjustment	Consolidated
Net sales and revenue
Biomedical	$179,120	$1,198,414	$1,377,534	$95,365	$750,307	$845,672
Total sales and revenue	179,120	1,198,414	1,377,534	95,365	750,307	845,672

Operating expenses:
Cost of sales	92,553	880,797	973,350	158,280	631,327	789,607
General and administrative	5,123,210	245,911	5,369,121	7,157,211	214,870	7,372,081
Selling and marketing	86,806	6,351	93,157	60,310	-	60,310
Research and development	1,878,731	113,635	1,992,366	1,316,305	149,771	1,466,076
Total operating expenses	7,181,300	1,246,694	8,427,994	8,692,106	995,968	9,688,074
Operating income (loss)	(7,002,180)	(48,280)	(7,050,460)	(8,596,741)	(245,661)	(8,842,402)

Other income (expense)
Interest income	1,263	318	1,581	1,079	250	1,329
Other expense	94,357	(147)	94,210	(289)	(13,835)	(14,124)
Total other income (expense)	95,620	171	95,791	790	(13,585)	(12,795)
Loss from continuing operations before taxes	(6,906,560)	(48,109)	(6,954,669)	(8,595,951)	(259,246)	(8,855,197)

Income tax provision	-	-	-	-	-	-
Loss from Continuing operations	(6,906,560)	(48,109)	(6,954,669)	(8,595,951)	(259,246)	(8,855,197)

Loss from discontinued Consulting segement	(3,037,514)	-	(3,037,514)	1,638,777		1,638,777
Income tax benefit	-	-	-	(386,484)	-	(386,494)
Loss on discontiued operations	(3,037,514)	-	(3,037,514)	1,252,283	-	1,252,283
Net income (loss)	$(9,944,074)	$(48,109)	$(9,992,183)	$(7,343,668)	$(259,246)	$(7,602,914)
Other comprehensive income (loss):
Cumulative translation adjustment	(8,673)	963	(7,710)	$56,228	(5,929)	50,299
Unrecognized loss on investments	2,515,894	-	2,515,894	(944,993)	-	(944,993)
Comprehensive net income (loss)	$(7,436,853)	$(47,146)	$(7,483,999)	$(8,232,433)	$(265,175)	$(8,497,608)

Basic	$(1.22)		$(1.12)	$(1.33)		$(1.21)
Diluted	$(1.22)		$(1.12)	$(1.33)		$(1.21)
Weighted average common shares outstanding:
Basic	8,155,213	742,481	8,897,694	5,519,634	753,522	6,273,156
Diluted	8,155,213	742,481	8,897,694	5,519,634	753,522	6,273,156

Results of Operations

Net Revenues

	Net Revenues
	2014	2013	Change	Percent
Nine months ended September 30,	$179,120	$95,365	$83,755	88%

In the nine months ended September 30, 2014 and 2013, we sold units of the A-StromalTM kits at approximately $3,250USD per unit. Based on current estimates we expect our biomedicine business to generate immediate revenues from our acquisition of AG and future revenues primarily from the development of therapies for the treatment of KOA after we successfully complete all of the requisite clinical trials.

Cost of Sales

	Cost of Sales
	2014	2013	Change	Percent
Nine months ended September 30,	$92,553	$158,280	$(65,727)	(42)%

The decrease in cost of sales during the nine months ended September 30, 2014 was attributable to the improved efficiencies in the production of A-StromalTM kits following their roll-out during the nine months ended September 30, 2013. The Biomedicine segment is still in the development phase.

General and Administrative Expenses

	General and Administrative Expenses
	2014	2013	Change	Percent
Nine months ended September 30,	$5,123,210	$7,157,211	$(2,034,001)	(28)%

General and administrative expenses decreased due primarily to the following:

Decreased expenses in 2014 associated with decreased costs relating to our Merger in 2013, including:

o	A decrease in investor relations expense of $1,543,000;
o	A decrease in legal, professional and accounting services of $704,000;
o	A decrease in stock-based compensation expense of $212,000; partially offset by,
o	An increase in payroll expenses of $261,000;
o	An increase in travel expense of $145,000; and
o	An increase in other expenses of $19,000.

Sales and Marketing Expenses

	Sales and Marketing Expenses
	2014	2013	Change	Percent
Nine months ended September 30,	$86,806	$60,310	$26,496	44%

Sales and marketing expenses increased by approximately $26,000 in the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013, as a result of an increase in payroll expenses and travel expenses.

Research and Development Expenses

	Research and Development Expenses
	2014	2013	Change	Percent
Nine months ended September 30,	$1,878,731	$1,316,305	$562,426	43%

Research and development costs increased by approximately $562,000 in the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013 due primarily to an increase in the experiment and testing fees of approximately $452,000 and other research and development costs of approximately $110,000. In 2014 we have undertaken significant activities surrounding the development of our biomedicine intellectual property, including the implementation of Phase IIb clinical trials for KOA, which began recruiting patients in the first quarter of 2014.

Operating Loss

	Operating Loss
	2014	2013	Change	Percent
Nine months ended September 30,	$(7,002,180)	$(8,596,741)	$1,594,561	(19)%

The decrease in the operating loss for the nine months ended September 30, 2014 as compared to the same period in 2013 is primarily due to changes in revenues, sales and marketing expenses and general and administrative expenses, each of which is described above.

Total Other Income

	Total Other Income
	2014	2013	Change	Percent
Nine months ended September 30,	$95,620	$790	$94,830	12004%

Other income (expense) consists primarily of rental subsidy income and foreign exchange gains and losses on transactions in our biomedicine segment.

Income Tax Benefit (Provision)

	Income Tax Benefit (Provision)
	2014	2013	Change	Percent
Nine months ended September 30,	$-	$-	$-	0%

While we believe we have prudent plans for our business strategy, we determined that a valuation allowance was necessary given the current and expected near term losses and the uncertainty with respect to our ability to generate sufficient profits from our business model. Therefore, with the exception of those acquired in our acquisition of AG, we established a valuation allowance for all deferred tax assets.

Loss from Continuing Operations

	Loss from Continuing Operations
	2014	2013	Change	Percent
Nine months ended September 30,	$(6,906,560)	$(8,595,951)	$1,689,391	(20)%

Changes in loss from continuing operations are primarily attributable to changes in operating loss as described above.

Loss from Discontinued Operations

	Loss from Discontinued Operations
	2014	2013	Change	Percent
Nine months ended September 30,	$(3,037,514)	$1,252,283	$(4,289,797)	(343)%

Change in loss from discontinued operations is primarily attributable to the discontinued Consulting segment, including impairment expense of approximately $3,300,000 and a onetime accrual of $887,000 of shutdown costs.

Net Loss

	Net Loss
	2014	2013	Change	Percent
Nine months ended September 30,	$(9,944,074)	$(7,343,668)	$(2,600,406)	(35)%

Changes in net loss are primarily attributable to changes in operating loss as described above.

Comprehensive Net Income (Loss)

	Comprehensive Net Income (Loss)
	2014	2013	Change	Percent
Nine months ended September 30,	$(7,436,853)	$(8,232,433)	$795,580	(10)%

For the nine months ended September 30, 2014, we recorded an unrecognized gain on investments of approximately $2,516,000 associated with the fair value of client shares held, in connection with our discontinued consulting segment partially offset by foreign currency translation impacts of approximately $9,000. For the nine months ended September 30, 2013, we had approximately $945,000 unrecognized losses on investments partially offset by foreign currency translation impacts of approximately $56,000.

Liquidity and Capital Resources

We had working capital of $6,229,840 as of September 30, 2014 compared to $5,373,355 as of December 31, 2013. Our cash position increased to $9,815,962 at September 30, 2014 compared to $7,175,215 at December 31, 2013, as we had an increase in cash generated from financing activities due to private placement financings in the nine months ending September 30, 2014 for aggregate proceeds of approximately $11,122,000, partially offset by an increase in cash used in operating activities.

Net cash provided by or used in operating, investing and financing activities from continuing operations were as follows:

Net cash used in operating activities was approximately $8,127,000 and $7,126,000 for the nine months ended September 30, 2014 and 2013, respectively. The following table reconciles net loss to net cash used in operating activities:

For the nine months ended September 30,	2014	2013	Change
Net Loss	$(9,944,074)	$(7,343,668)	$(2,600,406)
Non Cash Transactions	3,605,703	652,521	2,953,182
Changes in operating assets, net	(1,788,735)	(435,130)	(1,353,605)
Net Cash used in operating activities	$(8,127,106)	$(7,126,277)	$(1,000,829)

The 2014 change in operating assets and liabilities was primarily due to an increase in long-term prepaid expenses and other assets partially offset by increased accrued expenses while the change in 2013 was primarily due to an increase in accrued expenses partially offset by a decrease in other current liability expenses.

Net cash (used in) provided by investing activities was approximately $(322,000) and $2,423,000 in the nine months ended September 30, 2014 and 2013, respectively. The amounts in 2013 were the result of acquisition of net assets of EastBridge.

Cash provided by financing activities was approximately $11,088,000 and $4,003,000 in the ninw months ended September 30, 2014 and 2013, respectively. The amounts in 2014 were directly attributable to the proceeds received from the issuance of common stock.

Liquidity and Capital Requirements Outlook

We will require approximately $17.1 million in cash to operate as planned until the end of 2015. Of this amount, approximately $2.9 million will be used to pay the remaining cash consideration for the acquisition of AG. Approximately $6.2 million will be used to operate our facilities and offices, including but not limited to payroll expenses, rent and other operating costs, and $7.8 million to fund our research and development as we continue to develop our products through the clinical study process. We anticipate $1.1 million of marketing expense and $2 million capital expenditure will be needed in the immune therapy business during 2015 to expedite the healthcare centers and there will be $2.9 million profits from immune therapy business.

We expect to rely on current cash balances, the execution of existing option agreements and the sale of marketable securities that we hold (and that we received as payment for consulting services) to provide for these capital requirements. We intend to seek external financing to fund our operations and growth. As of the date of this report, management anticipates that our current cash resources are sufficient to fund our operations in accordance with our plans until the end of 2015.

Our medium to long term capital needs involve the further development of our biomedicine business, and may include, at management’s discretion, new clinical trials for other indications, strategic partnerships, joint ventures, acquisitions, acquisition of licensing rights from new partners or changes in the structure of such joint venture, and/or expansion of our research and development programs. Furthermore, as our therapies pass through the clinical trial process and if they gain regulatory approval, we expect to expend significant resources on sales and marketing of our future products, services and therapies.

In order to finance our medium to long term plans, we intend to rely upon external financing. This financing may be in the form of equity and or debt, in private placements and/or public offerings, or arrangements with private lenders. Due to our short operating history and our early stage of development, particularly in our biomedicine business, we may find it challenging to raise capital on terms that are acceptable to us, or at all. These circumstances raise substantial doubt about our ability to continue as a going concern. Furthermore our negotiating position in the capital raising process may worsen as we consume our existing resources. Investor interest in a company such as ours is dependent on a wide array of factors, including the state of regulation of our industry in China (e.g. the policies of MOH and the CFDA), the U.S. and other countries, political headwinds affecting our industry, the investment climate for issuers involved in businesses located or conducted within China, the risks associated with our corporate structure, risks relating to our joint venture partners, licensed intellectual property, as well as the condition of the global economy and financial markets in general. Additional equity financing may be dilutive to our stockholders; debt financing, if available, may involve significant cash payment obligations and covenants that restrict our ability to operate as a business; our stock price may not reach levels necessary to induce option or warrant exercises; and asset sales may not be possible on terms we consider acceptable. If we are unable to raise the capital necessary to meet our medium- and long-term liquidity needs, we may have to delay or discontinue certain clinical trials, the licensing, acquisition and/or development of cell therapy technologies, and/or the expansion of our biomedicine business; or we may have to raise funds on terms that we consider unfavorable. For a more complete discussion of risks that our business is subject to, refer to the “Risk Factors” section Item 1A of Part II below.

Liquidity

To support our liquidity needs for 2013 and the nine months ended September 30, 2014, we utilized our then-current cash reserves and raised additional capital through (i) the completion of our 2013 Q4 initiated private placement of common stock with proceeds of $1.3 million and (ii) a private placement of common stock completed in the second quarter of 2014 with proceeds of $10 million.

In the near term, we continue to rely on our current cash reserves to fund our operating activities. We will seek a plan of liquidation of the portfolio securities that are held by EastBridge Sub, and may decide to sell marketable securities from our portfolio from time to time subject to securities regulatory constraints, if and when market conditions are considered to be favorable. We might also choose to execute the options of 1,000,000 shares which concluded with investors (the form of which is attached to the 8-K filed on June 23, 2014, as Exhibit 10.1) to finance our operation when necessary.

Off Balance Sheet Transactions

CBMG does not have any off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company we are not required to provide this information.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Due to previously identified deficiencies in our internal controls over financial reporting, our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has concluded that, as of September 30, 2014, our disclosure controls and procedures were not effective.

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

Changes in Internal Control over Financial Reporting

During the nine months ended September 30, 2014, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  We have begun remediation efforts to address our previously identified control weaknesses and, accordingly, we expect to enact changes to our internal controls over financial reporting during the second half of 2014.

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

We are a company with a limited operating history and have incurred substantial losses and negative cash flow from operations through the three months ended September 30, 2014. Our cash flow from operations may not be consistent from period to period, our biomedicine business has not yet generated any revenue, and we may incur losses and negative cash flow in future periods, particularly within the next several years.

Our biomedicine product development programs are based on novel technologies and are inherently risky.

We are subject to the risks of failure inherent in the development of products based on new biomedical technologies. The novel nature of these cell-based therapies creates significant challenges in regard to product development and optimization, manufacturing, government regulation, third party reimbursement, and market acceptance, including the challenges of:

●	Educating medical personnel regarding the application protocol;

●	Sourcing clinical and commercial supplies for the materials used to manufacture and process our Tcm product candidates;

●	Developing a consistent and reliable process, while limiting contamination risks regarding the application protocol;

●	Conditioning patients with chemotherapy in conjunction with delivering Tcm treatment, which may increase the risk of adverse side effects;

●	Obtaining regulatory approval, as the Chinese Food and Drug Administration, or CFDA, and other regulatory authorities have limited experience with commercial development

●	of cell-based therapies, and therefore the pathway to regulatory approval may be more complex and require more time than we anticipate. ; and

●	Establishing sales and marketing capabilities upon obtaining any regulatory approval to gain market acceptance of a novel therapy.

These challenges may prevent us from developing and commercializing products on a timely or profitable basis or at all.

We may be unable to obtain or maintain patent protection for our products and product candidates, which could have a material adverse effect on our business.

Our commercial success will depend, in part, on obtaining and maintaining patent protection for new technologies, product candidates, products and processes and successfully defending such patents against third party challenges. To that end, we file patent applications, and have been issued patents, that are intended to cover certain methods and uses relating to stem cells and immune cell therapies.

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

Our product candidates may cause undesirable side effects or have other properties that could halt their clinical development, prevent their regulatory approval, limit their commercial potential or result in significant negative consequences.

Undesirable side effects caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the CFDA or other foreign regulatory authorities. Results of our trials could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics.

If unacceptable toxicities arise in the development of our product candidates, we could suspend or terminate our trials or the CFDA or other foreign regulatory authorities could order us to cease clinical trials or deny approval of our product candidates for any or all targeted indications. Treatment-related side effects could also affect patient recruitment or the ability of enrolled subjects to complete the trial or result in potential product liability claims. In addition, these side effects may not be appropriately recognized or managed by the treating medical staff, as toxicities resulting from personalized cancer immune cell therapy are not normally encountered in the general patient population and by medical personnel. We expect to have to train medical personnel using our therapy protocols to understand the side effect profile of for our clinical trials and upon any commercialization of our product candidates. Inadequate training in recognizing or managing the potential adverse side effects of our product candidates could result in patient deaths. Any of these occurrences may harm our business, financial condition and prospects significantly.

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

 To date, we have not completed the development of any products through regulatory approval. The results of preclinical studies in animals may not be predictive of results in a clinical trial. Likewise, the outcomes of early clinical trials may not be predictive of the success of later clinical trials. New information regarding the safety and efficacy of such product candidates may be less favorable than the data observed to date. AG’s budding technical service revenue in the Jilin Hospital should not be relied upon as evidence that later or larger-scale clinical trials will succeed. In addition, even if the trials are successfully completed, we cannot guarantee that the CFDA or other foreign regulatory authorities will interpret the results as we do, and more trials could be required before we submit our product candidates for approval. To the extent that the results of the trials are not satisfactory to the CFDA or other foreign regulatory authorities for support of a marketing application, approval of our product candidates may be significantly delayed, or we may be required to expend significant additional resources, which may not be available to us, to conduct additional trials in support of potential approval of our product candidates.

If we encounter difficulties enrolling patients in our clinical trials, our clinical development activities could be delayed or otherwise adversely affected.

We may experience difficulties in patient enrollment in our clinical trials for a variety of reasons. The timely completion of clinical trials in accordance with their protocols depends, among other things, on our ability to enroll a sufficient number of patients who remain in the study until its conclusion. The enrollment of patients depends on many factors, including:

●	the patient eligibility criteria defined in the protocol;
●	the size of the patient population required for analysis of the trial’s primary endpoints;
●	the proximity of patients to study sites;
●	the design of the trial;
●	our ability to recruit clinical trial investigators with the appropriate competencies and experience;
●	our ability to obtain and maintain patient consents; and
●	the risk that patients enrolled in clinical trials will drop out of the trials before completion.

In addition, our clinical trials will compete with other clinical trials for product candidates that are in the same therapeutic areas as our product candidates, and this competition will reduce the number and types of patients available to us, because some patients who might have opted to enroll in our trials may instead opt to enroll in a trial being conducted by one of our competitors. Since the number of qualified clinical investigators is limited, we expect to conduct some of our clinical trials at the same clinical trial sites that some of our competitors use, which will reduce the number of patients who are available for our clinical trials in such clinical trial site. Moreover, because our product candidates represent a departure from more commonly used methods for cancer treatment, potential patients and their doctors may be inclined to use conventional therapies, such as chemotherapy and or traditional Chinese medicine, rather than enroll patients in any future clinical trial.

Upon commencing clinical trials, delays in patient enrollment may result in increased costs or may affect the timing or outcome of the planned clinical trials, which could prevent completion of these trials and adversely affect our ability to advance the development of our product candidates.

We currently have no marketing and sales organization and have no experience in marketing such products. If we are unable to establish marketing and sales capabilities or enter into agreements with third parties to market and sell our product candidates, we may not be able to generate product revenue.

We currently have no sales, marketing or distribution capabilities and have no experience in marketing products. We intend to develop an in-house marketing organization and sales force, which will require significant capital expenditures, management resources and time. We will have to compete with other pharmaceutical and biotechnology companies to recruit, hire, train and retain marketing and sales personnel.

If we are unable or decide not to establish internal sales, marketing and distribution capabilities, we will pursue collaborative arrangements regarding the sales and marketing of our products, however, there can be no assurance that we will be able to establish or maintain such collaborative arrangements, or if we are able to do so, that they will have effective sales forces. Any revenue we receive will depend upon the efforts of such third parties, which may not be successful. We may have little or no control over the marketing and sales efforts of such third parties and our revenue from product sales may be lower than if we had commercialized our product candidates ourselves. We also face competition in our search for third parties to assist us with the sales and marketing efforts of our product candidates. There can be no assurance that we will be able to develop in-house sales and distribution capabilities or establish or maintain relationships with third-party collaborators to commercialize any product in China or overseas.

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

Coverage and reimbursement may be limited or unavailable in certain market segments for our product candidates, which could make it difficult for us to sell our product candidates profitably.

Successful sales of our product candidates, if approved, depend on the availability of adequate coverage and reimbursement from third-party payors. In addition, because our product candidates represent new approaches to the treatment of cancer, we cannot accurately estimate the potential revenue from our product candidates.

Patients who are provided medical treatment for their conditions generally rely on third-party payors to reimburse all or part of the costs associated with their treatment. Adequate coverage and reimbursement from governmental healthcare programs and commercial payors is critical to new product acceptance. In China, government authorities decide which drugs and treatments they will cover and the amount of reimbursement. Obtaining coverage and reimbursement approval of a product from a government or other third-party payor is a time-consuming and costly process that could require us to provide to the payor supporting scientific, clinical and cost-effectiveness data for the use of our products. Even if we obtain coverage for a given product, the resulting reimbursement payment rates might not be adequate for us to achieve or sustain profitability or may require co-payments that patients find unacceptably high. Patients are unlikely to use our product candidates unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost of our product candidates.  If we obtain approval in one or more jurisdictions outside of China for our product candidates, we will be subject to rules and regulations in those jurisdictions. In some foreign countries, particularly those in the EU, the pricing of biologics is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after obtaining marketing approval of a product candidate. In addition, market acceptance and sales of our product candidates will depend significantly on the availability of adequate coverage and reimbursement from third-party payors for our product candidates and may be affected by existing and future health care reform measures.  The continuing efforts of the government, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce costs of healthcare and/or impose price controls may adversely affect:

●	the demand for our product candidates, if we obtain regulatory approval;
●	our ability to set a price that we believe is fair for our products;
●	our ability to generate revenue and achieve or maintain profitability;
●	the level of taxes that we are required to pay; and
●	the availability of capital.

Any reduction in reimbursement from any government programs may result in a similar reduction in payments from private payors, which may adversely affect our future profitability.

Technological and medical developments or improvements in conventional therapies could render the use of cell therapy and our services and planned products obsolete.

Advances in other treatment methods or in disease prevention techniques could significantly reduce or entirely eliminate the need for our cell therapy services, planned products and therapeutic efforts. There is no assurance that cell therapies will achieve the degree of success envisioned by us in the treatment of disease. Nor is there any assurance that new technological improvements or techniques will not render obsolete the processes currently used by us, the need for our services or our planned products. Additionally, technological or medical developments may materially alter the commercial viability of our technology or services, and require us to incur significant costs to replace or modify equipment in which we have a substantial investment. We are focused on novel cell therapies, and if this field is substantially unsuccessful, this could jeopardize our success or future results. The occurrence of any of these factors may have a material adverse effect on our business, operating results and financial condition.

We face significant competition from other Chinese biotechnology and pharmaceutical companies, and our operating results will suffer if we fail to compete effectively.

There is intense competition and rapid innovation in the Chinese cell therapy industry, and in the cancer immunotherapy space in particular. Our competitors may be able to develop other herbal medicine, compounds or drugs that are able to achieve similar or better results. Our potential competitors are comprised of traditional Chinese medicine companies, major multinational pharmaceutical companies, established and new biotechnology companies, specialty pharmaceutical companies, state-owned enterprises, universities and other research institutions. Many of our competitors have substantially greater scientific, financial, technical and other resources, such as larger research and development staff and experienced marketing and manufacturing organizations and well-established sales forces. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large, established companies or are well funded by venture capitals. Mergers and acquisitions in the biotechnology and pharmaceutical industries may result in even more resources being concentrated in our competitors. Competition may increase further as a result of advances in the commercial applicability of technologies and greater availability of capital for investment in these industries. Our competitors, either alone or with collaborative partners, may succeed in developing, acquiring or licensing on an exclusive basis drug or biologic products that are more effective, safer, more easily commercialized or less costly than our product candidates or may develop proprietary technologies or secure patent protection that we may need for the development of our technologies and products. We believe the key competitive factors that will affect the development and commercial success of our product candidates are efficacy, safety, tolerability, reliability, and convenience of use, price and reimbursement.

Even if we obtain regulatory approval of our product candidates, the availability and price of our competitors’ products could limit the demand and the price we are able to charge for our product candidates. We may not be able to implement our business plan if the acceptance of our product candidates is inhibited by price competition or the reluctance of doctors to switch from existing methods of treatment to our product candidates, or if doctors switch to other new drug or biologic products or choose to reserve our product candidates for use in limited circumstances.

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

Given the specialized nature of cell therapy and the fact that it is a young field, there is an inherent scarcity of experienced personnel in the field. The Company is substantially dependent on the skills and efforts of current senior management, as well as the newly acquired AG management and personnel, for their management, operations and the implementation of their business strategy. As a result of the difficulty in locating qualified new management, the loss or incapacity of existing members of management or unavailability of qualified management or as replacements for management who resign or are terminated could adversely affect the Company’s operations. The future success of the Company also depends upon our ability to attract and retain additional qualified personnel (including medical, scientific, technical, commercial, business and administrative personnel) necessary to support our anticipated growth, develop our business, perform our contractual obligations to third parties and maintain appropriate licensure, on acceptable terms. There can be no assurance that we will be successful in attracting or retaining personnel required by us to continue to grow our operations. The loss of a key employee, the failure of a key employee to perform in his or her current position or our inability to attract and retain skilled employees, as needed, could result in our inability to grow our biomedicine business or implement our business strategy, or may have a material adverse effect on our business, financial condition and operating results.

We rely heavily on third parties to conduct clinical trials on our product candidates.

We presently are party to, and expect that we will be required to enter into, agreements with hospitals and other research partners to perform clinical trials for us and to engage in sales, marketing and distribution efforts for our products and product candidates we may acquire in the future. We may be unable to establish or maintain third-party relationships on a commercially reasonable basis, if at all. In addition, these third parties may have similar or more established relationships with our competitors or other larger customers. Moreover, the loss for any reason of one or more of these key partners could have a significant and adverse impact on our business. If we are unable to obtain or retain third party sales and marketing vendors on commercially acceptable terms, we may not be able to commercialize our therapy products as planned and we may experience delays in or suspension of our marketing launch. Our dependence upon third parties may adversely affect our ability to generate profits or acceptable profit margins and our ability to develop and deliver such products on a timely and competitive basis.

We will need to grow the size of our organization, and we may experience difficulties in managing this growth.

We added 30 employees in the recent AG acquisition. As our development and commercialization plans and strategies develop, and as we continue to expand operation as a public company, we expect to grow our personnel needs in the managerial, operational, sales, marketing, financial and other departments. Future growth would impose significant added responsibilities on members of management, including:

●	identifying, recruiting, integrating, maintaining and motivating additional employees;
●
managing our internal development efforts effectively, including the clinical trials and CFDA review process for our product candidates, while complying with our contractual obligations to contractors and other third parties; and

●	improving our operational, financial and management controls, reporting systems and procedures.

Our future financial performance and our ability to commercialize our product candidates will depend, in part, on our ability to effectively manage any future growth, and our management may also have to divert a disproportionate amount of its attention away from day-to-day activities in order to devote a substantial amount of time to managing these growth activities.

We currently rely, and for the foreseeable future will continue to rely, in substantial part on certain independent organizations such as CRO and hospitals to provide certain services comprised of regulatory approval and clinical management. There can be no assurance that the services of independent organizations will continue to be available to us on a timely basis when needed, or that we can find qualified replacements. In addition, if we are unable to effectively manage our outsourced activities or if the quality or accuracy of the services provided by the independent organizations is compromised for any reason, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain regulatory approval of our product candidates or otherwise advance our business.  If we are not able to effectively expand our organization by hiring new employees, we may not be able to successfully implement the tasks necessary to further develop and commercialize our product candidates and, accordingly, may not achieve our research, development and commercialization goals.

We may form or seek strategic alliances or enter into licensing arrangements in the future, and we may not realize the benefits of such alliances or licensing arrangements.

 We may form or seek strategic alliances, create joint ventures or collaborations or enter into licensing arrangements with third parties that we believe will complement or augment our development and commercialization efforts with respect to our product candidates and any future product candidates that we may develop. Any of these relationships may require us to incur non-recurring and other charges, increase our near and long-term expenditures, issue securities that dilute our existing stockholders or disrupt our management and business. In addition, we face significant competition in seeking appropriate strategic partners and the negotiation process is time-consuming and complex. Moreover, we may not be successful in our efforts to establish a strategic partnership or other alternative arrangements for our product candidates because they may be deemed to be at too early of a stage of development for collaborative effort and third parties may not view our product candidates as having the requisite potential to demonstrate safety and efficacy. If we license products or businesses, we may not be able to realize the benefit of such transactions if we are unable to successfully integrate them with our existing operations and company culture. We cannot be certain that, following a strategic transaction or license, we will achieve the revenue or specific net income that justifies such transaction. Any delays in entering into new strategic partnership agreements related to our product candidates could delay the development and commercialization of our product candidates in certain geographies for certain indications, which would harm our business prospects, financial condition and results of operations.

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

In 2013 we completed KOA and HCC Phase I clinical trials. We have received six-month MRI data for our KOA Phase IIa clinical trial on statistically relevant evidence of cartilage growth and have completed patient enrollment for our Phase IIb KOA trial, ahead of our anticipated schedule.  We expect to publish 12-month follow-up data for Phase I/IIa in the fourth quarter of 2014 and interim observation for Phase IIb in the first half of 2015. We are continuing our observation of Phase I HCC TC-DC therapy trial patients beyond the safety analysis and expect to have an update in late 2014.  We have also launched pre-clinical study on COPD and haMPC therapy for Asthma.

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

As the cell therapy industry is at an early stage of development in China, new laws and regulations may be adopted in the future to address new issues that arise from time to time. As a result, substantial uncertainties exist regarding the interpretation and implementation of current and any future PRC laws and regulations applicable to the cell therapy industry. There is no way to predict the content or scope of future Chinese regulation. There can be no assurance that the PRC government authorities will not issue new laws or regulations that impose conditions or requirements with which we cannot comply. Noncompliance could materially and adversely affect our business, results of operations and financial condition.  On December 16, 2011, China’s MOH announced its intention to more tightly regulate clinical trials and cell therapeutic treatments in the PRC.  The MOH ordered an immediate halt to “unapproved stem cell clinical trials and applications,” and put applications for new stem cell trials on hold until July 1, 2012, and the lifting of this moratorium has been delayed. For those clinical trials for stem cell products already approved by the CFDA, the Clinical Trial Approval Instructions and the Good Clinical Practice ("GCP") shall be strictly followed, with unwarranted changes to the approved clinical trial protocol and profit seeking activities strictly forbidden. As of the date of this current report, the foregoing moratorium has not been lifted.

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

On December 16, 2011, China’s MOH ordered an immediate halt to “unapproved stem cell clinical trials and applications,” and put applications for new clinical trials on hold until July 1, 2012, which moratorium has been extended. For those clinical trials for stem cell products already approved by the CFDA, the Clinical Trial Approval Instructions and the GCP shall be strictly followed, with unwarranted changes to the approved clinical trial protocol and profit-seeking activities strictly forbidden. As of the date of this annual report, the foregoing moratorium has not been lifted.

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

As the PRC Labor Contract Law ("Labor Contract Law") and the Implementation Regulation for the PRC Labor Contract Law ("Implementation Regulation") have been enforced for only a relatively short period of time, substantial uncertainty remains as to its potential impact on our business, financial condition and results of operations. The implementation of the Labor Contract Law and the Implementation Regulation may increase our operating expenses, in particular our human resources costs and our administrative expenses. In addition, as the interpretation and implementation of these regulations are still evolving, we cannot assure you that our employment practices will at all times be deemed to be in full compliance with the law. In the event that we decide to significantly modify our employment or labor policy or practice, or reduce the number of our sales professionals, the labor contract law may limit our ability to effectuate the modifications or changes in the manner that we believe to be most cost-efficient or otherwise desirable, which could materially and adversely affect our business, financial condition and results of operations. If we are subject to severe penalties or incur significant liabilities in connection with labor disputes or investigations, our business and results of operations may be adversely affected.  In the event that we decide to significantly modify our employment or labor policy or practice, or reduce our professional staff, the labor contract law may limit our ability to effectuate the modifications or changes in the manner that we believe to be most cost-efficient or otherwise desirable, which could materially and adversely affect our business, financial condition and results of operations.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

All unregistered sales and issuances of equity securities for the three months ended September 30, 2014 were previously disclosed in a Form 8-K or Form 10-Q filed with the SEC.

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

CELLULAR BIOMEDICINE GROUP, INC.
(Registrant)

Date: November 19, 2014	By:	/s/ Wei (William) Cao
Wei (William) Cao
Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Bizuo (Tony) Liu
Bizuo (Tony) Liu
Chief Financial Officer (Principal Financial and Accounting Officer)