Form 10-K
period 2014-12-31
Cellular Biomedicine Group, Inc.
filed 2015-03-31
CIK 1378624

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

———————
FORM 10-K
———————

☑     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2014

OR

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number: 001-36498

———————
CELLULAR BIOMEDICINE GROUP, INC.
(Exact name of registrant as specified in its charter)
———————
Delaware	86-1032927
State of Incorporation	IRS Employer Identification No.

530 University Avenue, #17
Palo Alto, California, 94301
(Address of principal executive offices)

(650) 566-5064
(Registrant's telephone number)

Securities registered pursuant to Section 12(b) of the Exchange Act:
Common Stock, par value $.001 per share

Securities registered pursuant to Section 12(g) of the Exchange Act:
None

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes  ☑ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter – $17,576,495 as of June 30, 2014.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: As of March 18, 2015, there were 10,995,235 shares of common stock, par value $.001 per share issued and outstanding.

Documents Incorporated By Reference –None

CELLULAR BIOMEDICINE GROUP, INC.
FORM 10-K ANNUAL REPORT
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014

Cautionary Note Regarding Forward-looking Statements and Risk Factors

This annual report on Form 10-K of the Company may contain forward-looking statements which reflect the Company's current views with respect to future events and financial performance. The words "believe," "expect," "anticipate," "intends," "estimate," "forecast," "project," and similar expressions identify forward-looking statements. All statements other than statements of historical fact are statements that could be deemed to be forward-looking statements, including plans, strategies and objectives of management for future operations; proposed new products, services, developments or industry rankings; future economic conditions or performance; belief; and assumptions underlying any of the foregoing. Such "forward-looking statements" are subject to risks and uncertainties set forth from time to time in the Company's SEC reports and include, among others, the Risk Factors set forth under Item 1A below.

The risks included herein are not exhaustive. This annual report on Form 10-K filed with the SEC include additional factors which could impact the Company's business and financial performance. Moreover, the Company operates in a rapidly changing and competitive environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors. Further, it is not possible to assess the impact of all risk factors on the Company's business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

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

Overview

Cellular Biomedicine Group, Inc. is a biomedicine company, principally engaged in the development of new treatments for cancerous and degenerative diseases utilizing proprietary cell-based technologies.  Our technology includes two major cell platforms: (i) Immune Cell therapy for treatment of a broad range of cancers using Tcm, TCR clonality, Chimeric Antigen Receptor T cell (“CAR-T”) and anti-PD-1 technologies (ii) human adipose-derived mesenchymal progenitor cells (“haMPC”) for treatment of joint and autoimmune diseases, with primary research and manufacturing facilities in China.

We are focused on developing and marketing safe and effective cell-based therapies based on our cellular platforms, to treat serious chronic and degenerative diseases such as cancer, orthopedic diseases (including osteoarthritis and tissue damage), various inflammatory diseases and metabolic diseases. We have developed proprietary practical knowledge in the use of cell-based therapeutics that we believe could be used to help a great number of people suffering from cancer and other serious chronic diseases. We are conducting clinical studies in China for two stem cell based therapies to treat knee osteoarthritis (“KOA”) and Cartilage Defect (“CD”). We have initiated preclinical studies in Asthma, and Chronic Obstructive Pulmonary Disease ("COPD").

Our primary target market is Greater China. We believe that the results of our research studies and the acquired knowhow and clinical data will support expanded preclinical and clinical trials with a larger population of patients, which we expect to carry out through authorized treatment centers throughout Greater China.  With the recent acquisition of Agreen Biotech Co. Ltd. ("AG"), we now generate technical services revenue comprised of T Cells Receptor ("TCR") clonality analysis technology and T Central Memory Cell ("Tcm") and Dendritic Cell ("DC") preparation methodologies.  AG is a biotech company with operations in China, engaged in the development of treatments for cancerous diseases utilizing proprietary cell technologies, which include preparation of subset T Cell and clonality assay platform technology for treatment of a broad range of cancers by AG’s primary hospital partner, Jilin Hospital. With recent build-up of our Tcm, TCR clonality, CAR-T and anti-PD-1 technologies we plan to evaluate and prioritize our cancer clinical trial indications for commercialization using safe and most effective therapy or combination therapies. We plan to integrate CBMG's state-of-the art infrastructure and clinical platform with the aforementioned acquired technologies to boost the Company's Immuno-Oncology presence, and pave the way for future partnerships. We plan to initiate certain cancer clinical trials in China upon receiving acceptance of the clinical trial designs with the principal investigator and obtaining the requisite approvals.  We have yet to derive revenue from our CAR-T or anti-PD-1 technologies.

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

On February 6, 2013, and as further described below, we completed a merger to acquire CBMG (BVI).

In connection with the Merger, effective on March 5, 2013, the Company (formerly named “EastBridge Investment Group Corporation”) changed its name to “Cellular Biomedicine Group, Inc.” In addition in March 2013 we changed our corporate headquarters to 530 University Avenue, #17, Palo Alto, California 94301.

From February 6, 2013 to June 23, 2014, we operated the Company in two separate reportable segments: (i) Biomedicine Cell Therapy (“Biomedicine”); and (ii) Financial Consulting (“Consulting”).  The Consulting segment was conducted through EastBridge Sub.  On June 23, 2014, the Company announced the discontinuation of the Consulting segment as it no longer fits into management’s long-term strategy and vision.  The Company is currently focusing its resources on becoming a biotechnology company bringing therapies to improve the health of patients in China.

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

On February 6, 2013 (the “Effective Date”), the Parties executed all documents and filed the Plan of Merger with the registrar of the British Virgin Islands. Upon consummation of the Merger on the Effective Date, CBMG BVI shareholders were issued 3,638,932 shares of common stock, par value $0.001 per share, of EastBridge (the “EastBridge Common Stock”) constituting approximately 70% of the outstanding stock of EastBridge on a fully-diluted basis and the EastBridge stockholders retained 30% of the Company on a fully-diluted basis. Specifically, each of CBMG BVI’s ordinary shares (“CBMG Ordinary Shares”) was converted into the right to receive 0.020019 of a share of EastBridge Common Stock.

Reorganization and Share Exchange

Effective January 18, 2013, the Company completed its reincorporation from the State of Arizona to the State of Delaware (the “Reincorporation”). In connection with the Reincorporation, the Company exchanged every 100 shares of the Arizona entity for 1 share of the successor Delaware entity, with the same effect as a 1:100 reverse stock split, which became effective on January 31, 2013. All share and per share information in this Annual Report (including in the above paragraph), unless otherwise specified, reflects this reverse split.

Recent Developments

On September 26, 2014, the Company completed its acquisition of AG and the U.S. patent held by AG’s founder.

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

On January 9, 2015, the Company acquired third generation CAR-T, anti-PD-1, CD19 and aAPC cancer immunotherapy technologies from Persongen Biotechnology Ltd (“PG”).

On February 4, 2015, the Company announced its acquisition of Chinese PLA General Hospital's ("PLAGH", Beijing, also known as "301 Hospital") Chimeric Antigen Receptor T cell (“CAR-T”) therapy, its recombinant expression vector CD19, CD20, CD30 and Human Epidermal Growth Factor Receptor's (EGFR or HER1) Immuno-Oncology patents applications, and Phase I clinical data of the aforementioned therapies and manufacturing knowledge.  The 301 Hospital team has conducted several preliminary clinical studies of various CAR-T constructs targeting CD19-positive acute lymphoblastic leukemia, CD20-positive lymphoma, CD30-positive Hodgkin's lymphoma and EGFR-HER1-positive advanced lung cancer.  Pursuant to the terms of the Transfer Agreement, PLAGH agreed to transfer to the Company all of its right, title and interest in and to certain technologies currently owned by PLAGH (including, without limitation, four technologies and their pending patent applications) that relate to genetic engineering of chimeric antigen receptor (CAR)-modified T cells and its applications (collectively, the “Technology”).  In addition, PLAGH is responsible for obtaining governmental approval for the clinical trial related to the Technology, and the Company is responsible for the costs and expenses in connection therewith.

With the recent addition of our cancer immune cell therapy resources, we plan to evaluate and prioritize our cancer clinical trial indications for commercialization using safe and most effective therapy or combination therapies. The Company believes that, when integrated with CBMG's state-of-the-art infrastructure and clinical platform, the aforementioned acquired AG, PG and 301 Hospital technologies will improve our cancer immune cell therapies clinical pathway and pave the way for collaboration with renowned institutions. We plan to initiate certain cancer clinical trials upon receiving acceptance of the clinical trial designs with the principal investigator and obtaining the requisite approvals.

Corporate Structure

Our current corporate structure is illustrated in the following diagram:

Following the completion of our merger on February 6, 2013, we had the following subsidiaries (including a controlled VIE entity):

CBMG BVI, a British Virgin Islands corporation, is a holding company and a wholly-owned subsidiary of Cellular Biomedicine Group, Inc. (NASDAQ: CBMG), a Delaware corporation.  We operate our biomedicine business through CBMG BVI and its subsidiary and controlled (VIE) company.

Cellular Biomedicine Group HK Limited, a Hong Kong company limited by shares, is a holding company and wholly owned subsidiary of CBMG BVI.

Cellular Biomedicine Group Ltd. (Wuxi), license number 320200400034410 (“WFOE”) is a wholly foreign-owned entity that is 100% owned by Cellular Biomedicine Group HK Limited.  This entity’s legal name in China is西比曼生物科技（无锡）有限公司, which directly translates to “Xi Biman Biological Technology (Wuxi) Co. Ltd.”  WFOE controls and holds ownership rights in the business, assets and operations of Cellular Biomedicine Group Ltd. (Shanghai) (“CBMG Shanghai”) through variable interest entity (VIE) agreements.  We conduct certain biomedicine business activities through WFOE, including lab kit production and research.

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

Beijing Agreen Biotechnology Co., Ltd is a PRC domestic corporation and wholly owned subsidiary of  CBMG Shanghai.

Eastbridge Investment Corporation (“Eastbridge Sub”), a Delaware corporation, is a wholly owned subsidiary of of the Company.

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

Power of Attorney from Cao Wei.  Through the WFOE we are the recipient of a power of attorney executed by Cao Wei on October 10, 2012, in accordance with which Cao Wei authorized the WFOE to act on his behalf as his exclusive agent with respect to all matters concerning his equity interest in CBMG Shanghai, including without limitation to attending the shareholder meetings of CBMG Shanghai, exercising voting rights and designating and appointing senior executives of CBMG Shanghai.

Power of Attorney from Chen Mingzhe.  Through the WFOE we are the recipient of a power of attorney executed by Chen Mingzhe on September 17, 2012, in accordance with which Chen Mingzhe authorized the WFOE to act on his behalf as his exclusive agent with respect to all matters concerning his equity interest in CBMG Shanghai, including without limitation to attending the shareholders meetings of CBMG Shanghai, exercising voting rights and designating and appointing senior executives of CBMG Shanghai.

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

BIOMEDICINE BUSINESS

Our biomedicine business was founded in 2009 as a newly formed specialty biomedicine company by a team of seasoned Chinese-American executives, scientists and doctors. In 2010 we established a GMP facility in Wuxi, and in 2012 we established a U.S. Food and Drug Administration (“FDA”) GMP standard protocol-compliant manufacturing facility in Shanghai. Our focus has been to monetize the rapidly growing health care market in China by marketing and commercializing stem cell and immune cell therapeutics, related tools and products from our patent-protected homegrown and acquired cell technology, as well as by utilizing exclusively in-licensed and other acquired intellectual properties.

Our current treatment focal points are cancer and other degenerative diseases such as KOA, Asthma, COPD and Cartilage Defects.

Cancer. In the cancer field, our in-licensed Tumor Cell Target Dendritic Cell (“TC-DC”)  therapy utilizes dendritic cells that have been taught the unique "signature" of the patient's’ cancer, in order to trigger an effective immune response against cancer stem cells, the root cause of cancer metastasis and recurrence. Our TC-DC product candidate has successfully completed a U.S. FDA Phase II clinical trial for the treatment of Metastatic Melanoma at the Hoag Medical Center in California. We have a process to develop human embryo-derived motor neuronal precursor cells and human embryo-derived neuronal precursor cells with high purity levels, validated by synapse formation, and have shown functional innervation with human muscle cells.  Under applicable international reciprocity procedures we are utilizing data generated in a U.S. Phase II clinical trial in an analogous China-based Phase I/II Clinical Trial for the treatment of Hepatocellular Carcinoma (“HCC”), a major type of Liver Cancer. Management believes we will be able to leverage skin cancer data produced in ongoing trials in the U.S., and apply it toward advancing our product candidate for the treatment of liver cancer and other cancer-related indications.  As of December 31, 2013, we have completed the HCC Phase I trial.   And with the recent build-up of our Tcm, TCR clonality, CAR-T and anti-PD-1 technologies we plan to evaluate and prioritize our cancer clinical trial indications for commercialization using safe and most effective therapy or combination therapies. We announced results from our Phase I trial for certain of CAR-T cancer immunotherapy programs on March 25, 2015. The Phase I trial data showed optimistic response rate under controllable toxicities.

KOA.  In 2013, we completed a Phase I/IIa clinical trial, in China, for our Knee Osteoarthritis (“KOA”) therapy named ReJoinTM . The trial tested the safety and efficacy of intra-articular injections of autologous haMPCs in order to reduce inflammation and repair damaged joint cartilage. The 6-month follow-up clinical data showed ReJoinTM  therapy to be both safe and effective. We announced interim 24 week results for ReJoinTM on March 25, 2015, confirmed that the primary and secondary endpoints of ReJoinTM therapy groups have all improved significantly compared to their baseline.

In Q2 2014 we completed patient enrollment for the Phase IIb clinical trial of ReJoin™ for KOA. The multi-center study has enrolled 53 patients to participate in a randomized, single blind trial. We published 48 weeks follow-up data of Phase I/IIa on December 5, 2014.  The  48 weeks data indicated that patients have reported a decrease in pain and a significant improvement in mobility and flexibility, while the clinical data shows our ReJoinTM regenerative medicine treatment to be safe.  We plan to release interim observation of Phase IIb information in Q1 2015, and 12 month follow-up data in late 2015.

Cartilage Damage.  In January 2015 we  initiated patient recruitment to support a study, in China, of ReJoinTM human adipose derived mesenchymal progenitor cell (“haMPC”) therapy for Cartilage Damage (“CD”) resulting from osteoarthritis (“OA”) or sports injury. The study is based on the same science that has shown significant progress in the treatment of KOA. Both arthroscopy and the use of magnetic resonance imaging (“MRI”) will be deployed to further demonstrate the regenerative efficacy of ReJoinTM on CD.

Asthma.  In Q1 of 2014 we began a pre-clinical study on haMPC therapy for asthma. The pre-clinical study, conducted by Shanghai First People’s Hospital, a leading teaching hospital affiliated with Shanghai Jiaotong University, will evaluate the safety and efficacy of haMPCs to treat severe asthma.

COPD. Chronic Obstructive Pulmonary Disease (“COPD”) refers to a group of diseases that block airflow to the lungs and make it difficult to breathe. The two most common conditions that make up COPD are chronic bronchitis and emphysema, which gradually destroys the smallest air passages (bronchioles) in the lungs. Currently the common treatments for COPD, such as use of steroids, inhalers and bronchodilator drugs, aim to control the symptoms and minimize further damage, but do not reverse the tissue damage. The major causes of COPD in China are tobacco smoking, biomass fuel use and genetic susceptibility.

Our pre-clinical COPD study is being conducted by Shanghai First People's Hospital, a leading teaching hospital affiliated with Shanghai Jiaotong University. Professor Zhou Xin, director of the hospital's respiratory department and chairperson of Respiratory Diseases Division of Shanghai Medical Association, will lead the study as Principal Investigator.

The  unique lines of adult adipose-derived stem cells and the immune cell therapies enable us to create multiple cell formulations in treating specific medical conditions and diseases, as well as applying single cell types in a specific treatment protocol. Management believes that our adult adipose-derived line will become commercially viable and market-ready in China within three to four years, and will continue to grow the budding immune cell technical service revenue. In addition, we plan to assess and initiate cancer clinical trials leading to commercialization using safe and most effective therapy or combination therapies. Our facilities are certified to meet the international standards NSF/ANSI 49, ISO-14644 (or equivalent), ANSI/NCSL Z-540-1 and 10CFR21, as well as Chinese CFDA standards CNAS L0221. In addition to standard protocols, we use proprietary processes and procedures for manufacturing our cell lines, comprised of:

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

Recent Developments in Cancer Cell Therapy

According to the U.S. National Cancer Institute ’s 2013 cancer topics research update on CAR-T-Cells, excitement is growing for immunotherapy—therapies that harness the power of a patient’s immune system to combat their disease, or what some in the research community are calling the “fifth pillar” of cancer treatment.

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

Equally promising results have been reported in several small clinical trials involving patients with lymphoma. Although the lead investigators cautioned that much more research is needed, the results from the trials performed thus far indicate that researchers can successfully alter patients’ T cells so that they attack their cancer cells.  As a proxy, we look to Spectrum Pharmaceutical’s Folotyn approved in September 2009 for treatment of R/R peripheral T-cell lymphoma with approval supported by a single arm trial observing an overall response rate of 27% and median duration of response of 9.4 months. In addition, CTI Therapeutics Pixuvri which received a complete response letter in April 2010 in R/R aggressive NHL in which a 37% overall response rate and 5.5 month duration of response was observed.

ACT’s building blocks are T cells, a type of immune cell collected from the patient’s own blood. After collection, the T cells are genetically engineered to produce special receptors on their surface called chimeric antigen receptors ("CARs"). CARs are proteins that allow the T cells to recognize a specific protein (antigen) on tumor cells. These engineered CAR T cells are then grown in the laboratory until they number in the billions. The expanded population of CAR T cells is then infused into the patient. After the infusion, if all goes as planned, the T cells multiply in the patient’s body and, with guidance from their engineered receptor, recognize and kill cancer cells that harbor the antigen on their surfaces. This process builds on a similar form of ACT pioneered from NCI’s Surgery Branch for patients with advanced melanoma. According to www.cancer.gov/.../research-updates/2013/CAR-T-Cells in 2013 NCI’s Pediatric Oncology Branch commented that the CAR T cells are much more potent than anything they can achieve with other immune-based treatments being studied. Although investigators working in this field caution that there is still much to learn about CAR T-cell therapy, the early results from trials like these have generated considerable optimism. Researchers opined that CAR T-cell therapy eventually may become a standard therapy for some B-cell malignancies like ALL and chronic lymphocytic leukemia.

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

There over 30 million people in China suffering from asthma without effective therapies. Respiratory diseases account for 15% of deaths in China. China has the largest asthmatic population in the world and is one of the countries with the highest asthma mortality rate (Source: Respirology 2013, Asian Pacific Society of Respirology).

According to Respirology 2013, Asian Pacific Society of Respirology , COPD account for 15% of deaths in China and poses a high economic and social burden on families and communities in China, due to the expense of prescription drugs and the impact on quality of life, with many patients deteriorating to the point of being unable to work and a shortened life span. Based on estimates by World Health Organization (WHO) of 2.5% prevalence of COPD   in China. Over 32 million people in China suffer from COPD, so the need for innovative solutions is pressing as this disease represents a significant unmet medical need.

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

We are developing our business in cell therapeutics and capitalizing on the increasing importance and promise that adult stem cells have in regenerative medicine. Our most advanced candidate involves adipose-derived mesenchymal stem cells to treat KOA. Based on current estimates, aside from AG’s budding Tcm technical service revenue, we expect our biomedicine business to generate revenues primarily from the development of therapies for the treatment of KOA within the next three to four years and cancer cell therapies within the next three to five years.

Presently we have two autologous cell therapy candidates undergoing clinical trials in China, for the treatment of KOA and CD. If and when these therapies gain regulatory approval in the PRC, we will be able to market and offer them for clinical use. Although our biomedicine business was very recently organized, our technologies have been in development for decades, and our focus is on the latest translational stages of product development, principally from the pre-clinical trial stage to regulatory approval and commercialization of new therapies.

Our strategy is to develop safe and effective cellular medicine therapies for indications that represent a large unmet need in China, based on technologies developed both in-house and obtained through acquisition, licensing and collaboration arrangements with other companies. Our near term objective is to pursue successful clinical trials in China for our KOA application, followed by our CD and Asthma therapies.  We intend to utilize our comprehensive cell platform to support multiple cell lines to pursue multiple therapies, both allogeneic and autologous. We intend to apply U.S. Standard Operating Procedures ("SOPs") and protocols while complying with Chinese regulations, while owning, developing and executing our own clinical trial protocols. We plan to establish domestic and international joint ventures or partnerships to set up cell laboratories and/or research facilities, acquire technology or in-license technology from outside of China, and build affiliations with hospitals, to develop a commercialization path for our therapies, once approved. We intend to use our first-mover advantage in China, against a backdrop of enhanced regulation by the central government, to differentiate ourselves from the competition and establish a leading position in the China cell therapeutic market.  We also intend to out-license our technologies to interested parties.

CBMG initially plans to use its centralized manufacturing facility located in Shanghai to service multiple hospitals within 200 km of the facility.  We aim to complete clinical trials for our KOA and CD therapy candidates as soon as practicable. Our goal is to first obtain regulatory permission for commercial use of the therapies for the respective hospitals in which the trials are being conducted. CBMG plans to scale up its customer base by qualifying multiple additional hospitals for the post-trial use of therapies, once approved, by following regulatory guidelines.  Based on current regulation and estimates we expect our biomedicine business to generate revenues primarily from the development of therapies for the treatment of KOA within the next three to four years and CD within the next three to five years.

With the AG acquisition we intend to monetize AG’s U.S. and Chinese intellectual property for immune cell therapy preparation methodologies and patient immunity assessment by engaging with prominent hospitals to conduct pre-clinical and clinical studies in specific cancer indications. The T Cell clonality analysis technology patent, together with AG’s other know-how for immunity analysis, will enable the Company to establish an immunoassay platform that is crucial for immunity evaluation of patients with immune disorders as well as cancerous diseases that are undergoing therapy.

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

In order to expedite fulfillment of patient treatment CBMG has been actively developing technologies and products with a strong intellectual properties protection, including haMPC, derived from fat tissue, for the treatment of KOA, CD, Asthma, COPD and other indications. CBMG’s acquisition of AG provides an enlarged opportunity to expand the application of its cancer therapy-enabling technologies and to initiate clinical trials with leading cancer hospitals.  With the AG acquisition, we will continue to seek to empower hospitals' immune cell cancer therapy development programs that help patients improve their quality of life and improve their survival rate

CBMG's proprietary and patent-protected production processes and clinical protocols enable us to produce raw material, manufacture cells, and conduct cell banking and distribution. Applying our proprietary intellectual property, we will be able to customize specialize formulations to address complex diseases and debilitating conditions.

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

The protocols of haMPC therapy for KOA and CD have been approved by the Institutional Review Board of qualified hospitals for clinical trials. Once the trials are completed, the clinical data will be analyzed by a qualified third party statistician and reports will be filed by the hospitals to regulatory agencies for approval for use in treating patients.

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

Our Targeted Indications and Potential Therapies

Knee Osteoarthritis (KOA)

We have completed the Phase I/IIa clinical trial for the treatment of KOA. The trial tested the safety and efficacy of intra-articular injections of autologous haMPCs in order to reduce inflammation and repair damaged joint cartilage. The 6-month follow-up clinical data showed ReJoin TM  therapy to be both safe and effective.

In Q2 2014 we completed patient enrollment for the Phase IIb clinical trial of ReJoinTM for KOA. The multi-center study has enrolled 53 patients to participate in a randomized, single blind trial. We published 48 weeks follow-up data of Phase I/IIa on December 5, 2014.  The  48 weeks data indicated that patients have reported a decrease in pain and a significant improvement in mobility and flexibility, while the clinical data shows our ReJoinTM regenerative medicine treatment to be safe.  We plan to release interim observation of Phase IIb information in Q1 2015, and 12 month follow-up data in late 2015.

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

Hepatocellular Carcinoma (HCC)

In January 2013, we commenced a Phase I clinical trial with PLA 85 hospital in Shanghai, for HCC therapy. Treatment for all the patients was completed in 2013 and the study revealed the TC-DC therapy to be safe. The purpose of this trial was to evaluate the safety of an autologous immune cell therapy in primary HCC patients following resection (surgical tumor removal) and Transarterial Chemo Embolization (“TACE”) Therapy, a type of localized chemotherapy technique.  With the recent build-up of our Tcm, TCR clonality, CAR-T and anti-PD-1 technologies we plan to evaluate and prioritize our cancer clinical trial indications for commercialization using safe and most effective therapy or combination therapies.

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

We believe that an increasing portion of healthcare spending both in China and worldwide will be directed to immune cell therapies, driven by an aging population, and the potential for immune cell therapy treatments to become a safe, effective, and cost-effective method for treating millions of cancer patients.

Cancer is a major threat to public health and the solvency of health systems worldwide.  Current treatments for these diseases cannot meet medical needs. We believe that immune cell therapy is a new technology that has the potential to alleviate much of the burden of these chronic and degenerative diseases in a cost-effective manner.

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

Our strategy is for CBMG, through acquisition of AG, and PG as well as PLAGH’s technologies and pre-clinical and clinical data, to become an immune cell business leader in the China cancer therapy market and specialty pharmaceutical market by utilizing CBMG’s attractiveness as a NASDAQ listed company to consolidate key China immune cell technology leaders with fortified intellectual property and ramp up revenue with first mover’s advantage in a safe and efficient manner.  The Company plans to accelerate cancer trials by using the knowledge and experience gained from the Company’s ongoing KOA trials and the recent Tcm, CAR-T and PD-1 technologies.   China has a bifurcated cell regulatory pathway, which is different than the singular path in the United States.  Immune cell therapy is treated in China as a Class III medical technology and requires a smaller-scale trial and shorter trial period.  By applying U.S. SOP and protocols and following authorized treatment plans in China, we believe we are differentiated from our competition as we believe we have first mover’s advantage and a fortified barrier to entry.

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

●	Our haMPC intellectual property portfolio is distinguished from those of our competitors in that it:

o	provides coverage of all steps in the production process;
o	enables achievement of high yields of Stromal Vascular Fraction (SVF), i.e. stem cells derived from adipose tissue extracted by liposuction;
o	makes adipose tissue acquisition convenient and useful for purposes of cell banking; and
o	employs preservation techniques enabling long distance shipment of finished cell medicine products.

For our Tcm, CAR-T and PD-1 cancer immune cell therapy:

●
Our recent amalgamation of technologies from AG, PG and PLAGH in the cancer cell therapy is comprehensive and well-rounded.  It comprises of T cell clonality, Chimeric Antigen Receptor T cell (CAR-T) therapy, its recombinant expression vector CD19, CD20, CD30 and Human Epidermal Growth Factor Receptor's (EGFR or HER1) Immuno-Oncology patents applications, several preliminary clinical studies of various CAR-T constructs targeting CD19-positive acute lymphoblastic leukemia, CD20-positive lymphoma, CD30-positive Hodgkin's lymphoma and EGFR-HER1-positive advanced lung cancer, and Phase I clinical data of the aforementioned therapies and manufacturing knowledge.

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

Patents

The following is a brief list of our patents as of December 31 , 2014, patent applications and work in process:

	China Patents	U.S. Patents	PCT	Patents In- Licensed from U.S.
Work in Process	7	—	—	—
Patents Filed, Pending	21	—	8	—
Granted	15	1	—	6
Total	43	1	8	6

Generally, our patents cover technology, methods, design and composition of and relating to medical device kits used in collecting autologous cell specimens, cryopreservation of cells, purification, use of stem cells in a range of potential therapies, adipose tissue extraction, cell preservation and transportation, gene detection and quality control.

Manufacturing

We manufacture stem cells for purposes of our own research, testing and clinical trials, however we are equipped to scale up and reproduce our manufacturing capacity to meet any future needs relating to commercial production.  CBMG has two cGMP clean-room facilities in Shanghai and Wuxi, China that meet international standards and have been certified by the Chinese CFDA. Our facilities are operated by a manufacturing and technology team with more than 30 years of relevant experience in China, EU, and the U.S.

In any precision setting, it is vital that all controlled-environment equipment meet certain design standards. To achieve this goal, our Shanghai cleanroom facility undergoes a top-to-bottom yearly calibration and validation, and has received and maintained an equivalent ISO-14644 cleanroom certification. Additionally, our facilities have been certified to meet the ISO-9001 Quality Management standard by SGS Group, and accredited by the ANBA. These cGMP facilities make CBMG the only company in China with facilities that have been certified by US- and Europe-based, FDA-authorized ISO accreditation institutions.

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

We have built cell preparation and inspection laboratories that can provide our customers with the following mode of human body immune cell in-vitro culture service in the laboratory: make cell preparation for human body venous blood samples, after completion of the cell preparation, deliver the immune cell agents to the customer; and provide immune function evaluation for the patients in Jilin Hospital in China.

Research and Development

Together with the technology underlying acquired patents, patent applications and trade secret clinical protocols we have an intellectual property platform containing what we believe to be the elements necessary to apply for and commercialize our product candidates in China, other than with respect to HCC.  We currently do not acquire additional license rights originating from CSC.  We believe that to date we have built a well-developed intellectual property platform, and going forward the work ahead involves continuing to narrowly develop application-specific intellectual property.  Although we own substantial intellectual property, our greater focus is on commercialization.  Accordingly we believe that our research and development budget will be a relatively small component of our overall capital expenditures.

Planned Capital Expenditures

We currently have the capacity to produce up to 150,000 injections of allogeneic adipose stem cells, and to process a total of up to 5,000 autologous adipose derived stem cell specimens for use by each patient-donor. We also have eight cell manufacturing lines at our facilities in Wuxi and Shanghai, with cryogenic storage capabilities.  We believe we can expand our cryogenic storage capacity in the near term but may require additional cell lines to handle growing demand anticipated in the next few years. We duplicate the adipose cell storage between our Wuxi and Shanghai facilities for geographical diversification and risk mitigation. We believe that within the next three years, should we expand into other strategically located cities, it may cost CBMG approximately USD $1.2 to $2 million to build and equip each additional facility in a manner comparable to our Shanghai facility.

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

The primary competitors in the field of stem cell therapy for osteoarthritis, and other indications include Beike, Cytori Therapeutics Inc., TiGenix NV, NeoStem, Inc. and others.  Among our competitors, to our knowledge the only ones based in and operating in Greater China are Beike, Lorem Vascular, which has partnered with Cytori to commercialize Cytori Cell Therapy for the cardiovascular, renal and diabetes markets in China and Hong Kong, and [OLife Bio, a Medi-Post Joint Venture who plans to initiate clinical trial in China in 2016.  Our primary competitors in the field of cancer immune cell therapies include pharmaceutical, biotechnology companies such as Northwest Biotherapeutics, Inc., Juno Therapeutics, Inc., Kite Pharma, Inc., CARSgen, Sorrento Therapeutics, Inc. and others.  Among our competitors, to our knowledge the only ones based in and operating in Greater China are CARsgen and China Oncology Focus Limited, which has licensed Sorrento’s anti-PD-L1 monoclonal antibody for Greater China.

Additionally, in the general area of cell-based therapies for osteoarthritis ailments, we potentially compete with a variety of companies, most of whom are specialty medical products or biotechnology companies. Some of these, such as Baxter, Johnson & Johnson, Medtronic and Miltenyi Biotec, are well-established and have substantial technical and financial resources compared to ours.  However, as cell-based products are only just emerging as viable medical therapies, many of our most direct competitors are smaller biotechnology and specialty medical products companies. These include Vericel Corporation, Regeneus Ltd., Advanced Cell Technology, Inc., Cytomedix, Inc., Arteriocyte Medical Systems, Inc., Athersys, Inc., Bioheart, Inc., Cytori Therapeutics, Inc., Genzyme Corporation, Harvest Technologies Corporation, Mesoblast, Osiris Therapeutics, Inc., Pluristem, Inc. and others.

Some of our competitors also work with adipose-derived stem cells.  To the best of our knowledge, none of these companies are currently utilizing the same technologies as ours to treat KOA, nor to our knowledge are any of these companies conducting government-approved clinical trials in China.

Some of our targeted disease applications may compete with drugs from traditional pharmaceutical or Traditional Chinese Medicine (“TCM”) companies. We believe that our chosen targeted disease applications are not effectively in competition with the products and therapies offered by traditional pharmaceutical or TCM companies, for the time being.

We foresee there might be more fierce market competition in China in the future.  Eli Lilly and Company (NYSE:LLY) and Innovent Biologics, Inc. (Innovent) announced one of the largest biotech drug development collaborations in China to date between a multi-national and domestic company on March 20, 2015. Under terms of the agreement, Lilly and Innovent will collaborate to support the development and potential commercialization of at least three cancer treatments under the next decade. The agreement creates possible net treatment options for cancer patients, while strengthening the presence of both companies in the Chinese oncology market. As a part of the agreement, Innovent will lead the development and manufacturing for the China market, while Lilly will be responsible for commercialization of the three potential medicines. Innovent also has co-promotion rights.

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

Employees

As of December 31, 2014, our biomedicine business has 77 full time employees  and is in the process of adding more clinical trial and medical specialists 74% of these employees are holders of medical, technical or scientific credentials and qualifications. 82% of these employees hold advanced degrees.

Facilities

Our corporate headquarters are located at 530 University Avenue in Palo Alto, California. We currently pay rent in the amount of $1,400 per month on a month-to-month basis. In addition we lease an aggregate of approximately 32,000 square feet of space to house our research and manufacturing facilities in Wuxi Beijing, and Shanghai, China, and pay rent of approximately USD $37,400 per month for these facilities.  We intend to expand our GMP facility in Beijing in 2015 with an aggregate 15,000 square feet of space, annual rental cost is expected to be raised by $1.4 million.

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

In December 2011 the PRC central government declared a national moratorium which prevents any company from actually marketing and implementing cell therapies, while the central government considers and constructs a new set of rules and determines lines of authority among government agencies to regulate this new industry. We note however, that the moratorium appears to apply to cell therapeutics, and not immunotherapy, which may not necessarily affect the development of our cancer therapy candidate. We also note that the moratorium bars marketing and implementation of products, treatments and therapies, but does not prevent the advancement of research, studies or development of potential products, treatments or therapies. Accordingly, we interpret the moratorium as a bar on marketing and use, but not a prohibition on conducting clinical trials, although we believe the practical effect of the moratorium has been to temporarily slow or halt applications for new clinical trials based on stem cell technology. Furthermore, in the first quarter of 2013 the MOH formally accepted our clinical trial applications for KOA.

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

Management believes that publication by the CFDA and the MOH of proposed regulations is a very significant event paving the way for development of regenerative medicine in China. We believe our operations are structured and prepared to meet the highest regulatory standards applied worldwide across our industry, and accordingly we believe CBMG is well-positioned to become a leading stem cell clinical trial sponsor within China. We also believe that the PRC government will move toward more stringent regulatory standards, which if implemented, would raise the barriers to entry for our industry, and provide advantages to certain firms including ours which are capable of meeting elevated standards. It is not possible to predict the content of the final regulations that will ultimately be adopted. From inception to the present, we have diligently complied with U.S. standards in designing our clinical trials with our independent Clinical Research Organization. Furthermore, we have been relying on China’s proposed shortened timeline for Class III Medical Technologies with regard to our KOA and  Cartilage Defect clinical trials.

While we cannot predict whether the draft regulations will be implemented verbatim and in accordance with the proposed adoption date of May 1, 2013, the eventual final regulation may have an adverse effect on our near term commercialization schedule. Until the regulations are finalized and published, we cannot predict the exact impact they may have on our business. Nonetheless, we are continuing to advance our work relating to our KOA and Cartilage Defect clinical trials.

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

Pharmaceutical and Biological Products

In the United States, pharmaceutical and biological products, including cellular therapies, are subject to extensive pre- and post-market regulation by the FDA. The Federal Food, Drug, and Cosmetic Act (“FD&C Act”), and other federal and state statutes and regulations, govern, among other things, the research, development, testing, manufacture, storage, recordkeeping, approval, labeling, promotion and marketing, distribution, post-approval monitoring and reporting, sampling, and import and export of pharmaceutical products. Biological products are approved for marketing under provisions of the Public Health Service Act, or PHS Act. However, because most biological products also meet the definition of “drugs” under the FD&C Act, they are also subject to regulation under FD&C Act provisions. The PHS Act requires the submission of a biologics license application (“BLA”), rather than a New Drug Application ("NDA"), for market authorization. However, the application process and requirements for approval of BLAs are similar to those for NDAs, and biologics are associated with similar approval risks and costs as drugs. Presently we are not subject to any of these requirements, because we do not conduct these regulated activities within the United States.  However, these regulations may be relevant to us should we engage in these activities in the United States in the future.

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

On June 23, 2014, the Company announced the discontinuation of the Consulting segment as it no longer fits into management’s long-term strategy and vision.  The Company is focusing its resources on becoming a biotechnology company bringing therapies to improve the health of patients in China.

Dispositions of Client Shares

Wonder International Education and Investment Group Corporation/Wenda Education

Among the shares received by EastBridge Sub as compensation for services, as of December 31, 2014, the Company had sold 126,026 shares of Wonder on the open market.

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

We are a company with a limited operating history and have incurred substantial losses and negative cash flow from operations through the year ended December 31, 2014.Our cash flow from operations may not be consistent from period to period, our biomedicine business has not yet generated any revenue, and we may continue to incur losses and negative cash flow in future periods, particularly within the next several years.

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

●
Obtaining regulatory approval, as the Chinese Food and Drug Administration, or CFDA, and other regulatory authorities have limited experience with commercial development of cell-based therapies, and therefore the pathway to regulatory approval may be more complex and require more time than we anticipate; and

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

Our commercial success will depend, in part, on obtaining and maintaining patent protection for new technologies, product candidates, products and processes and successfully defending such patents against third party challenges. To that end, we file or acquire patent applications, and have been issued patents, that are intended to cover certain methods and uses relating to stem cells and cancer immune cell therapies.

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

While we believe the PRC government is highly supportive of stem cell research and related potential advances in medical treatment, presently a moratorium is in effect in China (that we believe is temporary) which prevents any company from actually marketing and implementing cell therapies, while the central government considers and constructs a new set of rules and determines lines of authority among government agencies to regulate this new industry. We note however, that the moratorium appears to apply to cell therapeutics, and not immunotherapy, which may not necessarily affect the development of our cancer therapy candidate. We also note that the moratorium bars marketing and implementation of products, treatments and therapies, but does not prevent the advancement of research, studies or development of potential products, treatments or therapies. Accordingly, we interpret the moratorium as a bar on marketing and use, but not a prohibition on conducting clinical trials, although we believe the practical effect of the moratorium has been to temporarily slow or halt applications for new clinical trials based on stem cell technology. The central government has declared stem cell technology to be a part of China’s national long-term scientific and technological development plan from 2006 to 2020. The government has also announced its intention to release new laws to regulate our industry, which are soon anticipated to be codified into law. Although we believe there is a high probability that laws adopted and codified in the PRC will ultimately be supportive of our development plans and consistent with the government’s prior policy pronouncements, there can be no assurance that these laws, once released and when applied, will be favorable to our interests. If the government fails to enact laws and lift the moratorium in the expected time frame, or if its laws when released and enacted are burdensome to our development, our plans could be delayed or thwarted, and our business would be materially and adversely affected. In March 2013, the PRC central government released proposed regulations of the MOH and the CFDA relating to the conduct of cell therapy pre-clinical and clinical trials in China. While management believes this is an indication that final rules may soon be adopted, we cannot provide any assurances as to the likely content of the final rules nor when they will become effective.

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

To date, we have not completed the development of any products through regulatory approval. The results of preclinical studies in animals may not be predictive of results in a clinical trial. Likewise, the outcomes of early clinical trials may not be predictive of the success of later clinical trials. New information regarding the safety and efficacy of such product candidates may be less favorable than the data observed to date. AG’s budding technical service revenue in the Jilin Hospital should not be relied upon as evidence that later or larger-scale clinical trials will succeed. In addition, even if the trials are successfully completed, we cannot guarantee that the CFDA will interpret the results as we do, and more trials could be required before we submit our product candidates for approval. To the extent that the results of the trials are not satisfactory to the CFDA or other foreign regulatory authorities for support of a marketing application, approval of our product candidates may be significantly delayed, or we may be required to expend significant additional resources, which may not be available to us, to conduct additional trials in support of potential approval of our product candidates.

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

In addition, our clinical trials may compete with other clinical trials for product candidates that are in the same therapeutic areas as our product candidates, and this competition may reduce the number and types of patients available to us, because some patients who might have opted to enroll in our trials may instead opt to enroll in a trial being conducted by one of our competitors. Since the number of qualified clinical investigators is limited, we expect to conduct some of our clinical trials at the same clinical trial sites that some of our competitors use, which will reduce the number of patients who are available for our clinical trials in such clinical trial site. Moreover, because our product candidates represent a departure from more commonly used methods for cancer treatment, potential patients and their doctors may be inclined to use conventional therapies, such as chemotherapy and or traditional Chinese medicine, rather than enroll patients in any future clinical trial.

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

Laws and the regulatory infrastructure governing cellular biomedicine in China are relatively new and less established in comparison to the U.S. and other countries; accordingly regulation may be less stable and predictable than desired, and regulatory changes may disrupt our commercialization process .

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

We may fail to successfully integrate the acquired business and operations in the expected time frame may adversely affect the combined company’s future results.

We believe that the acquisition of the acquired AG business will result in certain benefits, including certain manufacturing, sales and distribution and operational efficiencies.  However, to realize these anticipated benefits, our existing business and the acquired business must be successfully combined.  We may be unable to effectively integrate the acquired business into our organization, make the acquired business profitable, and may not succeed in managing the acquired business or the larger company that results from this acquisition.  The process of integration of an acquired business may subject us to a number of risks, including:

●	Failure to successfully manage relationships with clients, distributors and suppliers;
●	Demands on management related to the increase in size of the company after the acquisition;
●	Diversion of management attention;
●	Potential difficulties integrating and harmonizing financial reporting systems;
●	Difficulties in the assimilation and retention of employees;
●	Inability to retain the management, key personnel and other employees of the acquired business;
●	Inability to establish uniform standards, controls, systems, procedures and policies;
●	Inability to retain the customers of the acquired business;
●	Exposure to legal claims for activities of the acquired business prior to acquisition; and
●	Incurrence of additional expenses in connection with the integration process.

If the acquired business is not successfully integrated into our company, our business, financial condition and results of operations could be materially adversely affected, as well as our professional reputation.  Furthermore, if we are unable to successfully integrate the acquired business and operations, or if there are delays in combining the businesses, the anticipated benefits of the acquisition may not be realized fully or at all or may take longer to realize than expected.  Successful integration of the acquired business will depend on our ability to manage these operations and to realize opportunities for technical services revenue growth.

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

We currently rely, and for the foreseeable future will continue to rely, in substantial part on certain independent organizations such as contract research organizations and hospitals to provide certain services comprised of regulatory approval and clinical management. There can be no assurance that the services of independent organizations will continue to be available to us on a timely basis when needed, or that we can find qualified replacements. In addition, if we are unable to effectively manage our outsourced activities or if the quality or accuracy of the services provided by the independent organizations is compromised for any reason, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain regulatory approval of our product candidates or otherwise advance our business.  If we are not able to effectively expand our organization by hiring new employees, we may not be able to successfully implement the tasks necessary to further develop and commercialize our product candidates and, accordingly, may not achieve our research, development and commercialization goals.

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

In Q2 2014 we completed patient enrollment for the Phase IIb clinical trial of ReJoinTM for KOA. We plan to release interim observation of Phase IIb information in Q1 2015, and 12 month follow-up data in late 2015.  In January 2015 we  initiated patient recruitment to support a study of ReJoinTM human adipose derived mesenchymal progenitor cell (haMPC) therapy for Cartilage Damage (CD) resulting from osteoarthritis (OA) or sports injury.  We have also launched pre-clinical study on COPD and haMPC therapy for Asthma.

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

During the year ended December 31, 2014, we have made improvements in our internal control and have remediated the deficiencies identified in 2013.  In the event that future material weaknesses are identified, we will attempt to employ qualified personnel and adopt and implement policies and procedures to address any material weaknesses we identify. However, the process of designing and implementing effective internal controls is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company.

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

Our profitability may be adversely affected by the risks in obtaining a return on some or all of our investment in portfolio stock, which comprise a substantial portion of our assets.

A substantial portion of our assets are comprised of securities we received as compensation for services through our legacy consulting business, by which we acquired certain shares of stock in the companies we advised.  These shares are not traded on any national exchange or marketplace and therefore are highly illiquid, and it is uncertain if an active market for such securities will ever develop. Additionally, some of these companies have or may in the future fail to comply with their obligations under the Securities Act or the Exchange Act, which may affect our ability to sell such securities to satisfy our working capital needs and other liquidity requirements.  Even assuming we can sell the securities, there is no assurance that we will be able to sell such shares at a value that will recover our investment. There is no assurance that an alternative exit strategy will be readily available to realize the fair value of such securities. As a result, we may lose some or all of our investment. In the fiscal year ended December 31, 2014, we reviewed our investment portfolio and determined that, due to the failure of certain portfolio companies to comply with their periodic reporting obligations under Section 13 or Section 15(d) of the Exchange Act, such investments have been impaired. Accordingly, we have recorded an other than temporary impairment charge of approximately $1.4 million for these investments that were deemed permanent in impairment of invesments in 2014. Future fluctuations in the value and liquidity of these securities could result in additional realized loss.

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

The Company’s Shanghai and Wuxi laboratory facilities were originally intended for stem cell research and development, but has been equipped to provide comprehensive cell manufacturing, collection, processing and storage capabilities to provide cells for clinical trials. The lease for this facility expires in 2015 and the Company is considering its options with respect to extending this lease to allow for manufacturing for clinical trials in Asia. If the Company does not determine to renew the lease due to limitations on its utility under the new regulatory initiatives in China or otherwise, the Company may incur certain expenses in connection with returning the premises to the landlord. Management believes it will be able to renew all leases without difficulty.

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

According to Good Manufacturing Practices for Pharmaceutical Products (revised edition 2010) , or the New GMP Rules promulgated by the Ministry of Health of the PRC on January 17, 2011 which became effective on March 1, 2011, all the newly constructed manufacturing facilities of drug manufacture enterprises in China shall comply with the requirements of the New GMP Rules, which are stricter than the original GMP standards.

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

In addition we lease an aggregate of approximately 32,000 square feet of space to house our research and manufacturing facilities in Wuxi, Beijing and Shanghai, China, and pay rent of approximately $37,400 per month for these facilities.  We intend to establish our GMP facility in Beijing in 2015 with up to 15,000 square feet of space, annual rental cost is expected to be raised by $1.4 million.  We expect to sign the Beijing lease in the second quarter of 2015.

ITEM 3. LEGAL PROCEEDINGS

We are currently not involved in any litigation that we believe could have a materially adverse effect on our financial condition or results of operations.

ITEM 3. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is traded in the over-the-counter market, and quoted on the Nasdaq Capital Market under the symbol "CBMG."  Our stock was formerly quoted under the symbol “EBIG.”

As of March 18, 2015, there were 10,995,235  shares of common stock of the Company outstanding and there were approximately 1,700 stockholders of record of the Company's common stock.

The following table sets forth for the periods indicated the high and low bid quotations for the Company's common stock. These quotations represent inter-dealer quotations, without adjustment for retail markup, markdown or commission and may not represent actual transactions.

	High	Low
Fiscal Year 2014
First Quarter (January – March 2014)	$5.59	$5.00
Second Quarter (April – June 2014)	$15.25	$4.51
Third Quarter (July – September 2014)	$35.45	$14.27
Fourth Quarter (October – December 2014)	$19.20	$11.52

Fiscal Year 2013
First Quarter (January – March 2013)	$7.23	$2.90
Second Quarter (April – June 2013)	$7.40	$3.10
Third Quarter (July – September 2013)	$7.25	$5.00
Fourth Quarter (October – December 2013)	$6.60	$4.85

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

Equity Compensation Plans

2009 Stock Option Plan

During the first quarter of 2009, the Company's Board of Directors approved and adopted the 2009 Stock Option Plan (the "Plan") and designated 100,000 of its common stock for issuance under the Plan to employees, directors or consultants for the Company through either the issuance of shares or stock option grants. Under the terms of the Plan, stock option grants shall be made with exercise prices not less than 100% of the fair market value of the shares of common stock on the grant date.  There are 4,593 shares available for issuance under this plan as of December 31, 2014.

2011 Incentive Stock Option Plan (as amended)

During the last quarter of 2011, the Company's Board of Directors approved and adopted the 2011 Incentive Plan (the "2011 Plan") and designated 300,000 of its no par common stock for issuance under the 2011 Plan to employees, directors or consultants for the Company through either the issuance of shares or stock option grants. Under the terms of the 2011 Plan, stock option grants were authorized to be made with exercise prices not less than 100% of the fair market value of the shares of common stock on the grant date. On November 30, 2012, the Company’s Board of Directors approved the Amended and Restated 2011 Incentive Stock Option Plan (the “Restated Plan”), which amended and restated the 2011 Plan to provide for the issuance of up to 780,000 (increasing up to 1% per year) shares of common stock. The Restated Plan was approved by our stockholders on January 17, 2013.  There are 4,784 shares available for issuance under this plan as of December 31, 2014.

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

2014 Stock Incentive Plan

On September 22, 2014, the Company’s Board of Directors adopted the Cellular Biomedicine Group, Inc. 2014 Stock Incentive Plan (the “2014 Plan”) to attract and retain the best available personnel, to provide additional incentive to Employees, Directors and Consultants and to promote the success of the Company’s business. The 2014 Plan was approved by our stockholders on November 7, 2014.

The following summary describes the material features of the 2014 Plan.  The summary, however, does not purport to be a complete description of all the provisions of the 2014 Plan. The following description is qualified in its entirety by reference to the Plan.

Description of the 2014 Plan

The purpose of the 2014 Plan is to attract and retain the best available personnel, to provide additional incentive to employees, directors and consultants and to promote the success of the Company’s business.  The Company has reserved up to 1.2 million (1,200,000) of the authorized but unissued or reacquired shares of common stock of the Company.   The Board or its appointed administrator has the power and authority to grant awards and act as administrator thereunder to establish the grant terms, including the grant price, vesting period and exercise date.

Each sale or award of shares under the 2014 Plan is made pursuant to the terms and conditions provided for in an award agreement (an “Award Agreement”) entered into by the Company and the individual recipient.  The number of shares covered by each outstanding Award Agreement shall be proportionately adjusted for (a) any increase or decrease in the number of issued shares of common stock resulting from a stock split, reverse stock split, stock dividend, combination or reclassification of the common stock, or similar transaction affecting the common stock or (b) any other increase or decrease in the number of issued shares of common stock effected without receipt of consideration by the Company.

Under the 2014 Plan, the Board or its administrator have the authority to: (i) to select the employees, directors and consultants to whom awards may be granted from time to time hereunder; (ii) to determine whether and to what extent awards are granted; (iii) to determine the number of shares or the amount of other consideration to be covered by each award granted; (iv) to approve forms of Award Agreements for use under the 2014 Plan; (v) to determine the terms and conditions of any award granted; (vi) to establish additional terms, conditions, rules or procedures to accommodate the rules or laws of applicable foreign jurisdictions and to afford grantees favorable treatment under such rules or laws; provided, however, that no award shall be granted under any such additional terms, conditions, rules or procedures with terms or conditions which are inconsistent with the provisions of the 2014 Plan; (vii) to amend the terms of any outstanding award granted under the 2014 Plan, provided that any amendment that would adversely affect the grantee’s rights under an outstanding award shall not be made without the grantee’s written consent; (viii) to construe and interpret the terms of the 2014 Plan and awards, including without limitation, any notice of award or Award Agreement, granted pursuant to the 2014 Plan; (ix) to take such other action, not inconsistent with the terms of the 2014 Plan, as the administrator deems appropriate.

The awards under the 2014 Plan other than Incentive Stock Options (“ISOs”) may be granted to employees, directors and consultants.  ISOs may be granted only to Employees of the Company, a parent or a subsidiary.  An employee, director or consultant who has been granted an award may, if otherwise eligible, be granted additional awards.  Awards may be granted to such employees, directors or consultants who are residing in foreign jurisdictions as the administrator may determine from time to time. Options granted under the 2014 Plan will be subject to the terms and conditions established by the administrator.  Under the terms of the 2014 Plan, the exercise price of the options will not be less than the fair market value (as determined under the 2013 Plan) of our common stock at the time of grant. Options granted under the 2014 Plan will be subject to such terms, including the exercise price and the conditions and timing of exercise, as may be determined by the administrator and specified in the applicable award agreement. The maximum term of an option granted under the 2014 Plan will be ten years from the date of grant. Payment in respect of the exercise of an option may be made in cash, by certified or official bank check, by money order or with shares, pursuant to a “cashless” or “net issue” exercise, by a combination thereof, or by such other method as the administrator may determine to be appropriate and has been included in the terms of the option.

 The 2014 Plan may be amended, suspended or terminated by the Board, or an administrator appointed by the Board, at any time and for any reason.

All Equity Compensation Plans

The following table presents securities authorized for issuance under the Company’s equity compensation plans, as of December 31, 2014:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (#)	Weighted-average exercise price of outstanding options, warrants and rights ($)	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by stockholders	1,425,173	$7.37	1,238,737
Equity compensation plans not approved by stockholders	-	-	-
Total	1,425,173	$7.37	1,238,737

Transfer Agent

The Company’s transfer agent and Registrar for the common stock is Corporate Stock Transfer, Inc. located in Denver, Colorado.

Recent Sales of Unregistered Securities

All unregistered sales and issuances of equity securities that were required for the year ended December 31, 2014 were previously disclosed in a Form 8-K or Form 10-Q filed with the SEC.

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

For its Consulting segment, the Company engaged in listing contracts with its clients which provide for the payment of fees, either in cash or equity, upon the achievement of certain milestones by the client, including the successful completion of a financial statement audit, the successful listing on a national stock exchange or over-the-counter market and the maintenance of ongoing 1934 Act reporting requirements with the Securities and Exchange Commission. In some instances, payment may be made in advance of performance; however, such payment was often refundable in the event that milestones were not reached. The Company recognized revenue as milestones are reached in accordance with FASB's Accounting Standards Codification (ASC) No. 605-28-25. Such guidance stipulates that revenue be recognized for individual elements in a multiple deliverable arrangement using the relative selling price method. The Company relied on internal estimates of the relative selling price of each element as objective third-party evidence is unattainable.  This segment was discontinued in 2014 and will not have further revenue.

For its Biomedicine segment, the Company recognizes revenue when pervasive evidence of an arrangement exists, the price is fixed and determinable, collection is reasonably assured and delivery of products or services has been rendered. The Biomedicine segment has started to generate revenues with the acquisition of AG and expects to expand revenue generating activities significantly over the next two to five years as additional therapies are developed.

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

While we have optimistic plans for our business strategy, we determined that a full valuation allowance was necessary against all net deferred tax assets as of December 31, 2014 and 2013, given the current and expected near term losses and the uncertainty with respect to our ability to generate sufficient profits from our business model.

Below is a discussion of the results of our operations for the years ended December 31, 2014 and 2013. These results are not necessarily indicative of result that may be expected in any future period. Our prospects should be considered in light of the risks, expenses and difficulties that we may encounter. We may not be successful in addressing these risk and difficulties.

As of February 6, 2013, the Company (formerly "EastBridge Investment Group Corporation") merged with Cellular Biomedicine Group, Ltd., with Cellular Biomedicine Group, Ltd. being the accounting acquirer thus resulting in a reverse merger for accounting purposes. Accordingly, our accompanying financial statements are reported on a consolidated basis subsequent to February 6, 2013, but reflect solely the operations of Cellular Biomedicine Group, Ltd. (a British Virgin Islands corporation) prior to the date of acquisition. Except where indicated, the following analysis compares the results of operations of the consolidated company for the years ending December 31, 2014, with the results of operations of Cellular Biomedicine Group, Ltd. for the years ending December 31, 2013.  Please refer to Note 2 of our financial statements for further details regarding the basis of presentation.

Comparison of Year Ended December 31, 2014 to Year Ended December 31, 2013

On September 26, 2014, the Company acquired all of the outstanding equity of Beijing Agreen Biotechnology Co. Ltd., as such, we are presenting consolidated pro forma information below to reflect the impacts of the business combination as if the transaction had occurred at the beginning of the earliest period presented.  The descriptions in the results of operations below reflect our operating results as set forth in our Consolidated Statement of Operations filed herewith.

	Year Ended December 31, 2014			Year Ended December 31, 2013
	CBMG	Agreen	Pro forma	CBMG	Agreen	Pro forma
	As stated	Pro forma Adjustment	Consolidated	As stated	Pro forma Adjustment	Consolidated
Net sales and revenue	$564,377	$1,198,414	$1,762,791	$204,914	$1,075,692	$1,280,606

Operating expenses:
Cost of sales	213,243	880,797	1,094,040	296,212	872,937	1,169,149
General and administrative	8,413,251	245,911	8,659,162	9,314,143	304,027	9,618,170
Selling and marketing	280,595	6,351	286,946	57,670	9,709	67,379
Research and development	2,671,932	113,635	2,785,567	1,890,506	214,752	2,105,258
Impairment of investments	1,427,840	-	1,427,840	-	-	-
Total operating expenses	13,006,861	1,246,694	14,253,555	11,558,531	1,401,425	12,959,956
Operating loss	(12,442,484)	(48,280)	(12,490,764)	(11,353,617)	(325,733)	(11,679,350)

Other income (expense)
Interest income	15,043	318	15,361	1,294	310	1,604
Other expense	71,982	(147)	71,835	(6,196)	(13,381)	(19,577)
Total other income (expense)	87,025	171	87,196	(4,902)	(13,071)	(17,973)
Loss from continuing operations before taxes	(12,355,459)	(48,109)	(12,403,568)	(11,358,519)	(338,804)	(11,697,323)

Income tax provision	-	-	-	-	-	-
Loss from Continuing operations	(12,355,459)	(48,109)	(12,403,568)	(11,358,519)	(338,804)	(11,697,323)
Loss on discontinued operations, net of tax	(3,119,152)	-	(3,119,152)	(2,438,514)	-	(2,438,514)
Net loss	$(15,474,611)	$(48,109)	$(15,522,720)	$(13,797,033)	$(338,804)	$(14,135,837)
Other comprehensive income (loss):
Cumulative translation adjustment	15,254	963	16,217	$78,650	(9,627)	69,023
Unrecognized loss on investments	1,611,045	-	1,611,045	(198,200)	-	(198,200)
Total other comprehensive income (loss):	1,626,299	963	1,627,262	(119,550)	(9,627)	(129,177)
Comprehensive loss	$(13,848,312)	$(47,146)	$(13,895,458)	$(13,916,583)	$(348,431)	$(14,265,014)

Earnings (loss) per share for continuing operations:
Basic	$(1.43)	$(0.09)	$(1.35)	$(1.96)	$(0.45)	$(1.79)
Diluted	$(1.43)	$(0.09)	$(1.35)	$(1.96)	$(0.45)	$(1.79)

Earnings (loss) per share discontinued operations:
Basic	$(0.36)	$-	$(0.34)	$(0.42)	$-	$(0.37)
Diluted	$(0.36)	$-	$(0.34)	$(0.42)	$-	$(0.37)

Earnings (loss) per share net loss:
Basic	$(1.79)	$(0.09)	$(1.69)	$(2.38)	$(0.45)	$(2.16)
Diluted	$(1.79)	$(0.09)	$(1.69)	$(2.38)	$(0.45)	$(2.16)

Weighted average common shares outstanding:
Basic	8,627,094	555,335	9,182,429	5,792,888	753,522	6,546,410
Diluted	8,627,094	555,335	9,182,429	5,792,888	753,522	6,546,410

Segments

The Company operated two reporting segments until June 23, 2014 when the Company decided to discontinue the Consulting segment. The majority of all assets are contained in Biomedicine segment with the majority of the operations located in the People’s Republic of China. The accounting principles applied at the operating segment level in determining gross profit are the same as those applied at the consolidated financial statement level. Management and the Board evaluates performance and allocates resources based on net sales, gross profit and working capital in each of the reporting segments

Fiscal Year Ended December 31, 2014, Compared to Fiscal Year Ended December 31, 2013

Results of Operations:

Revenues

	2014	2013	Change	Percent

Year ended December 31,	$564,377	$204,914	$359,463	175%

In 2014, with the acquisition of Agreen we have started generating revenue from cell therapy treatments, of approximately $378,000, in addition to the sales of the A-StromalTM kits, while 2013 revenues were solely from sales of A-StromalTM kits.

Cost of Sales

	2014	2013	Change	Percent

Year ended December 31,	$213,243	$296,212	$(82,969)	(28)%

The decrease in cost of sales was attributable to the A-StromalTM kits sold. These kits were developed in late 2012 and early 2013 and over time  producing these kits we discovered improved effiencies in the cost of each kit.  We have also started selling cell therapy treatments, as more treatments become approved we will expect costs to be reflective of the treatments rather than the cost of the A-StromalTM kits.

General and Administrative Expenses

	2014	2013	Change	Percent

Year ended December 31,	$8,413,251	$9,314,143	$(900,892)	(10)%

In 2013, the Company experienced increased expenses associated with increased corporate activities related to the effects of our Merger, integration and compliance costs, and the development of our biomedicine business. In 2014, general and administrative expenses decreased as compared to 2013 due to the following:

●	Expenses associated with increased corporate activities related to the effects of our Merger in 2013:
o	A decrease in legal, professional and accounting services of $1,022,000;
o	A decrease in investor relations expense of $1,503,000; partially offset by

●	An increase in stock-based compensation expense of $374,000;
●	An increase in payroll expenses of $330,000;
●	An increase in depreciation expense of $264,000;
●	An increase in loss on disposal of asset of $222,000
●	An increase in other expenses of $139,000;
●	An increase in travel expense of $179,000; and
●	An increase in rent expense of $116,000.

Sales and Marketing Expenses

	2014	2013	Change	Percent

Year ended December 31,	$280,595	$57,670	$222,925	387%

Sales and marketing expenses increased in 2014 due to an increase of $145,000 in promotional and sponsorship fees for the China BioTherapy conference, $39,000 in Salaries & Benefits, $31,000 in Travel & Entertainment expense, and $8,000 in Other expenses.

Research and Development

	2014	2013	Change	Percent

Year ended December 31,	$2,671,932	$1,890,506	$781,426	41%

Research and development expenses increased in 2014.  The primary reason for the increase is we have undertaken significant activities surrounding the development of our biomedicine intellectual property, including the implementation of Phase IIb clinical trials for KOA in the first quarter of 2014 and kick-off the clinical trial for CD in the middle of 2014.

Impairment of Investments

	2014	2013	Change	Percent

Year ended December 31,	$1,427,840	$-	$1,427,840	0%

The other general expense in 2014 is attributed to the recognition of other than temporary impairment on the value of shares in a specific client; no such expense existed in 2013.

Operating Income/( Loss)

	2014	2013	Change	Percent

Year ended December 31,	$(12,442,484)	$(11,353,617)	$(1,088,867)	10%

The decrease in the operating loss for 2014 as compared to 2013 is primarily due to changes in revenues, general and administrative expenses, sales and marketing expense, research and development expenses and impairment of investment expense, each of which is described above.

Other Income (Expense)

	2014	2013	Change	Percent

Year ended December 31,	$87,025	$(4,902)	$91,927	(1875)%

Other income (expense) was primarily the receipt of a retro-active lease subsidy  in 2014 of approximately $60,000 combined with foreign currency gain and interest income.  While in 2013, the expense was primarily due to foreign currency loss of approximately $6,000, offset partially by interest income of approximately $1,000.

Income Tax Provision/(Benefit)

	2014	2013	Change	Percent

Year ended December 31,	$-	$-	$-	0%

While we have optimistic plans for our business strategy, we determined that a valuation allowance was necessary given the current and expected near term losses and the uncertainty with respect to our ability to generate sufficient profits from our business model. Therefore, we established a valuation allowance for all deferred tax assets.

Loss from Continuing Operations

	2014	2013	Change	Percent

Year ended December 31,	$(12,355,459)	$(11,358,519)	$(996,940)	9%

Changes in loss from continuing operations are primarily attributable to changes in operating loss as described above.

Income (Loss) from Discontinued Operations

	2014	2013	Change	Percent

Year ended December 31,	$(3,119,152)	$(2,438,514)	$(680,638)	28%

Change in loss from discontinued operations is primarily attributable to our decision to terminate this Consulting business segment, as no meaningful revenues were generated in 2014 as compared to 2013.  The largest change was the reduction of revenues generated decreased by approximately $2,200,000.  The impairment of Goodwill associated with the 2013 merger decreased by approximately $959,000.  Other income and expense decreased by approximately $320,000 related to interest paid from the 2013 merger agreement.  The income tax provision decreased by approximately $294,000.

Net Income/(Loss)

	2014	2013	Change	Percent

Year ended December 31,	$(15,474,611)	$(13,797,033)	$(1,677,578)	12%

Changes in net loss are primarily attributable to changes in operating income and other income (expense), each of which is described above.

Comprehensive Net Income/(Loss)

	2014	2013	Change	Percent

Year ended December 31,	$(13,848,312)	$(13,916,583)	$68,271	0%

Comprehensive net loss for 2014 was primarily attributable to unrecognized gain on shares of clients of approximately $1,611,000, partially offset by currency translation of approximately $15,000 combined with the changes in net income.

LIQUIDITY AND CAPITAL RESOURCES

We had working capital of $12,019,143 as of December 31, 2014 compared to $5,373,355 as of December 31, 2013. Our cash position increased to $14,770,584 at December 31, 2014 compared to $7,175,215 at December 31, 2013, as we had an increase in cash generated from financing activities due to a private placement financing in 2014 for aggregate proceeds of approximately $19,701,000, partially offset by an increase in cash used in operating activities.

Net cash provided by or used in operating, investing and financing activities from continuing operations were as follows (in thousands):

Net cash used in operating activities was approximately $10,300,000 and $8,455,000 for the years ended December 31, 2014 and 2013, respectively. The following table reconciles net loss to net cash used in operating activities:

For the year ended December 31,	2014	2013	Change
Net Loss	$(15,474,611)	$(13,797,033)	$(1,677,578)
Non Cash Transactions	6,521,405	6,126,978	394,427
Changes in operating assets, net	(1,346,662)	(785,309)	(561,353)
Net Cash used in operating activities	$(10,299,869)	$(8,455,364)	$(1,844,505)

The 2014 change in operating assets and liabilities was primarily due to an increase in prepaid expenses and long-term prepaid expenses combined with decreased other current liabilities partially offset by increase in accrued expenses while the change in 2013 was primarily due to a decrease in accrued expenses.

Net cash used in investing activities was approximately $1,806,000 and $153,000 in 2014 and 2013, respectively.  These amounts were the result of purchases of fixed assets, acquisition of business, and intangible assets.

Cash provided by financing activities was approximately $19,689,000 and $11,597,000 in the years ended December 31, 2014 and 2013, respectively. These amounts were directly attributable to the proceeds received from the issuance of common stock.

Liquidity and Capital Requirements Outlook

Capital Requirements

We anticipate that following termination of the Consulting segment in June, 2014, the company will require approximately $15 million in cash to operate as planned during the 2015 calendar year. Of this amount, approximately $9 million will be used to operate our facilities and offices, including but not limited to payroll expenses, rent and other operating costs, and to fund our research and development as we continue to develop our products through the clinical study process. As another component of the $9 million amount noted above, we anticipate approximately $5 million will be needed during 2015 to fund our currently planned clinical trials for KOA, CD and Cancer therapy. In addition, we anticipated approximately $2 million will be used to acquire the advanced cancer therapy technology, such as CAR-T and anti-PD-1 technology, approximately $1.6 million will be used to settle the remaining cash consideration of AG acquisition and $2.6 million will be used to expand our physical plant and facilities and inject the working capital in our immune cell therapy business, although we may revise these plans depending on the changing circumstances of our biomedicine business.

We expect to rely on current cash balances that we hold to provide for these capital requirements. We do not intend to use, and will not rely on our holdings in securities to fund our operations.  One of our held stock,Wonder International Education & Investment Group Corporation, is delinquent in its SEC filings for multiple periods.  We do not know whether we can liquidate our 2,131,105 shares of Wonder International Education & Investment Group Corporation stock or any of our other portfolio securities or if liquidated, whether the realized amount will be meaningful at all.

As of March 27, 2015, we had received approximate $20,000,000 from the private placement sale of equity. As we continue to incur losses, achieving profitability is dependent upon the successful development of our immune therapy business and commercialization of our technology in research and development phase, which is a number of years in the future. Once that occurs, we will have to achieve a level of revenues adequate to support our cost structure. We may never achieve profitability, and unless and until we do, we will continue to need to raise additional capital. Over the next 12 months ending December 31, 2015, we estimate negative operating cash flow of approximately $10.5 million. Management intends to fund future operations through additional private or public debt or equity offerings, and may seek additional capital through arrangements with strategic partners or from other sources.

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

Liquidity

To support our liquidity needs for 2014, we utilized our then-current cash reserves and raised additional capital through (i) the completion of our 2014 Q2 initiated private placement of common stock with proceeds of $10 million and (ii) the associate option deed conversion completed in the December of 2014 with proceeds of $8 million.

In the near term, we continue to rely on our current cash reserves and the budding AG technical services revenue to fund our operating activities. We do not have a plan of liquidation of the portfolio securities that are held by Eastbridge Sub, but we may decide to sell marketable securities from our portfolio from time to time subject to securities regulatory constraints, if and when market conditions are considered to be favorable.  Wonder Education is delinquent in their SEC filings for multiple periods.  We do not know whether we can liquidate our shares of Wonder Education stock.  And if liquidated, whether the realized amount will be meaningful at all.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Effective August 26, 2013, the Company dismissed its independent registered public accounting firm, Tarvaran Askelon & Company (“TAC”) effective immediately.  The dismissal was approved by the Company’s Board of Directors (following the merger of Cellular Biomedicine Group, Ltd. with EastBridge Investment Group Corporation and the concurrent engagement of BDO USA, LLP (“BDO”) as the Company’s independent registered public accountant.

TAC’s report on the financial statements of the Company for  the fiscal years ended December 31, 2011 and December 31, 2012, did not contain an adverse opinion or a disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope, or accounting principles.  During the fiscal years ended December 31, 2011 and 2012 through August 26, 2013, there were (i) no disagreements with TAC on any matter of accounting  principles or practices,  financial statement  disclosure, or auditing scope or procedure, which disagreements if not  resolved  to the  satisfaction  of TAC would have caused them to make reference to the subject matter of the disagreement(s) in connection with their report; (2) no "reportable events" as such term is defined in Item 304(a)(1)(v) of Regulation S-K except certain material weaknesses in the internal controls over financial reporting as disclosed in the Form 10-K for the fiscal years ended December 31, 2014, and December 31, 2013. For additional discussion of our internal controls over financial reporting, see Item 9A below.

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

Changes in Internal Control Over Financial Reporting

As discussed further below, in the quarter ended December 31, 2014 the Company remediated of the internal control weaknesses identified in prior years, which cover the process of payment, share base compensation management and monitoring of subsidiaries outside China.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control — Integrated Framework (1992). Based on our assessment using those criteria, our management concluded that our internal control over financial reporting was effective as of December 31, 2014 following the remediation of the below-mentioned weaknesses.

REMEDIATED CONTROLS OVER STOCK-BASED COMPENSATION

We hare restated our financial statements contained within our Quarterly Reports for the quarterly periods ended March 31, 2013 and June 30, 2013 to correct the accounting for stock based compensation related to awards issued by CBMG BVI prior to the merger. Such awards were previously accounted for as an expense at the time awards were vested, whereas they should have been recognized as stock based compensation over the requisite service period based on the grant date fair value of each award.  Further, we did not have sufficient controls surrounding the completeness of our accounting for stock-based compensation awards for year ended December 31, 2013.

We have since implemented new procedures to ensure that all stock awards are identified and properly accounted for on a timely basis and believe that we have remediated this deficiency as of December 31, 2014.

REMEDIATED SEGREGATION OF DUTIES AND EFFECTIVE OVERSIGHT OF ACCOUNTING FUNCTION

Management is aware that during 2013, following our merger with CBMG, we had only a small number of employees dealing with general administrative and financial matters.  We relied on outside consultants to perform key accounting activities, and our staffing levels did not permit us to properly segregate duties and perform effective oversight and review functions.

During 2014 and 2013, we have been improving our internal controls by adding additional staff, employing technology to improve our accounting for certain activities and adding oversight and review procedures.  Monthly budget review and approval of bank account activities and financial statements of the subsidiaries has been carried out since June 2014.  Accordingly, we had remediated this deficiency as of December 31, 2014.

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

Name	Age	Position	Term
Wen Tao (Steve) Liu	58	Chairman of the Board and President – North America	Class III
Wei (William) Cao	56	Chief Executive Officer and Director	Class III
Tony (Bizuo) Liu	50	Chief Financial Officer and Secretary
Chun Kwok Alan Au (2)(3)	42	Independent Director	Class II
Guotong Xu(3)	57	Non-independent Director	Class II

Gerardus A. Hoogland	59	Non-independent Director	Class I
David Bolocan (1)(2)	51	Independent Director	Class I
Terry A. Belmont (1)(3)	69	Independent Director	Class I
Nadir Patel (1)(3)	45	Independent Director	Class III

(1)	Member of Audit Committee
(2)	Member of Compensation Committee
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

Bizuo (Tony) Liu, Chief Financial Officer and Secretary

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

Chun Kwok Alan Au - Director

Alan serves as a member of our Board since November, 2014. He also sits on the Board's Compensation Committee and Nomination Committee.

Alan has over 15 years of experience across healthcare investment banking, private equity and venture capital investments in Asia/China, and started his advisory roles with healthcare players since early 2013. He is now Adviser to Simcere Pharmaceutical Group, a leading pharma company in China, and Venture Partner of Ally Bridge Group, a cross border biotech investment fund focusing on bringing cutting edge technologies from the US into China. Alan is also a member of the Board, Audit Committee and Compensation Committee of China Nepstar Chain Drugstore Ltd. (NYSE: NPD), and serves as a panel member for the Small Entrepreneur Research Assistance Program (SERAP) of the Innovation and Technology Fund of the Hong Kong SAR Government.

Between 2011 and 2012, Alan was Head of Asia Healthcare Investment Banking of Deutsche Bank Group, advising healthcare IPOs and M&A in the region. Prior to that, he was Executive Director at JAFCO Asia Investment Group, responsible for healthcare investments in China from 2008 to 2010, and Investment Director at Morningside Group, responsible for healthcare investments in Asia from 2000 to 2005. From 1995 to 1999, Mr. Au worked at KPMG and KPMG Corporate Finance Ltd., responsible for regional M&A transactions and financial advisory services.

Alan is a Certified Public Accountant in the U.S. and holds the Chartered Financial Analyst (CFA) designation. He is an associate member of the Hong Kong Institute of Financial Analysts and member of the American Institute of Certified Public Accountants. Alan received his Bachelor's degree in Psychology from the Chinese University of Hong Kong, and a Master's degree in Management from Columbia Business School in New York.

Guotong Xu, M.D., Ph.D., - Director

Dr. Xu is currently a Professor of Ophthalmology and Regenerative Medicine since 2008, Dean of Tongji University School of Medicine and a Director of Stem Cell Bank of TUSM, an important base or a center for stem cell research and clinical application in China.

Mr. Xu was the Deputy Dean of Tongji University School of Medicine from 2008 to 2010.  After he trained as post-doctor in Alcon Lab and NEI/NIH, he was appointed as a Research Assistant Professor in the Department of Anatomy and Cell Biology at University of North Texas Health Science Center.  Dr. Xu organized the first large scale International Stem Cell Symposium in collaboration with ISSCR in 2007. Following that, he and his colleagues initiated the establishment of Chinese Society for Stem Cell Biology, and severed as the first president. He is also an active member in the establishment of the State Stem Cell & Regenerative Medicine Strategic Alliance, and severs as a council member. Dr. Xu is also an Associate Editor for Chinese Journal of Cell and Stem Cell. More important, he is one of the few scientists in China who serves as the PI for two China National Major Projects (973 programs).

Dr. Xu had a PhD in pharmacology from University of North Texas Health Science Center, MD degree from Peking Union Medical College, a MD degree from Chinese Academy of Medical Sciences and a bachelor degree from Harbin Medical University in 1982.

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

Board Committees

On February 20, 2013, the Board authorized formation of an audit committee, compensation committee and nominating committee and on March 12, 2013 adopted charters.  Our independent directors have been appointed to these committees as follows:

Name	Audit Committee	Compensation Committee	Nominating & Corporate Governance Committee
Nadir Patel	Chair		X
Terry A. Belmont	X		Chair
David Bolocan	X	Chair
Chun Kwok Alan Au		X	X
Guotong Xu		X

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

Compensation Committee

The Compensation Committee consists of Chun Kwok Alan Au and Guotong Xu and David Bolocan acting as Chairman, each of whom are “independent” as defined in section 5605(a)(2) of the NASDAQ Listing Rules.  The Compensation Committee is expected to convene regular meetings after the Annual Meeting.  The role of the Compensation Committee is to:

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

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee, or the “Governance Committee”, shall consist of Messrs. Chun Kwok Alan Au, Nadir Patel and Terry Belmont serving as Chairman, each of whom are “independent” as defined in section 5605(a)(2) of the NASDAQ Listing Rules. The Governance Committee is expected to convene regular meetings following the Annual Meeting.  The role of the Governance Committee is to:

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

We believe that all of the Company's executive officers, directors and 10% stockholders have timely complied with their filing requirements during the year ended December 31, 2014, except that each of Au Chun Kwok Alan, Guo-Tong Xu and Jeffery H. Auerbach inadvertently did not timely file one SEC Form 3; Wen Tao Liu inadvertently reported late 2 acquisitions of common stock that transpired in 2014; Cao (William) Wei inadvertently reported late 3 acquisitions of common stock that transpired in 2014; David Bolocan ; Andrew Chan inadvertently reported late 4 acquisitions of common stock and 2 acquisitions of stock option that transpired in 2014; Tony Liu inadvertently reported late one acquisition of common stock and 2 acquisitions of stock option that transpired in 2014; David Bolocan inadvertently reported late one acquisition of common stock that transpired in 2014.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth for the years ended December 31, 2014 and 2013 compensation awarded to, paid to, or earned by, Steve Liu (our former CEO), William Cao (our current CEO), Bizuo (Tony) Liu (our current CFO), and Andy Chan (our former CFO).

							Nonqualified
						Non-Equity	Deferred
				Stock	Option	Incentive Plan	Compensation	All Other
		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Name and Principal Position	Year	($)	($)	($)	($)	($)	($)	($)	($)
Wen Tao (Steve) Liu, President and Chairman of the Board	2014	200,004	-	37,727	-	-	-	-	237,731
	2013	168,750	33,750	-	472,770	-	-	-	675,270
Wei (William) Cao, Chief Executive Officer and Director	2014	225,000	-	-	-	-	-	-	225,000
	2013	172,917	34,583	-	664,335	-	-	-	871,835
Bizuo (Tony) Liu, Chief Financial Officer and Director	2014	155,491	-	-	1,141,712	-	-	-	1,297,203
	2013	-	-	-	-	-	-	-	-
Andrew Chan, Senior Vice President, Corporate Business Development	2014	220,006	-	46,200	209,625	-	-	-	475,831
	2013	166,667	33,333	-	210,120	-	-	-	410,120

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

Pursuant to Mr. Wong’s Subsidiary Employment Agreement with EastBridge Sub, Mr. Wong is entitled to an annual base salary of $240,000.

Pursuant to Mr. Klein’s Subsidiary Employment Agreement with EastBridge Sub, Mr. Klein is entitled to an annual base salary of $180,000. Messrs. Wong and Klein were also eligible to participate in and receive awards under the Company’s incentive stock plan.

The Subsidiary Employment Agreements were effective as of February 6, 2013 and were to continue for three years thereafter unless earlier terminated.

In connection with the discontinuation of the Company’s consulting business, effective July 31, 2014, the Company terminated its employment agreements with Messrs. Klein and Wong and terminated their services as officers of Eastbridge Sub.  On the same date, the Company entered into severance agreements with Messrs. Klein and Wong. Pursuant to the terms of the agreements, the Company agreed to pay severance of $360,000 and $480,000 to Messrs. Klein and Wong, respectively, as well as an additional lump sum of $4,200 and $12,480, respectively, to cover the equivalent costs of retaining two years of medical coverage under the Company’s current medical plan for Messrs. Klein and Wong.

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

Non-Executive Director Agreement

The Company has and will continue to enter into agreements with independent non-executive directors, under which these directors will be paid $30,000 per year (prorated daily based on a 360 day year for any portion of the year if he serves for less than a full term) for services as a director. Independent directors shall also be eligible to receive a non-qualified option grant under the Plan to purchase 2,000 shares for each, committee on which the director serves, except that the director is entitled to an additional 3,000 shares, if such director serves as a chairperson of a committee.  Such options shall vest on the anniversary date of the director’s appointment to the committee or to his position as committee chair, as the case may be.

Outstanding Equity Awards At Fiscal Year-End December 31, 2014
Outstanding Equity Awards at Fiscal Year-End
	Option awards					Stock awards
Name	Number of securities underlying unexercised options(#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equityincentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested(#)	Market value of shares of units of stock that have not vested($)	Equityincentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equityincentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Wen Tao (Steve) Liu, President and Chairman of the Board (1)	89,631	90,369	-	$3.00	2/20/2023	-	-	-	-
Wei (William) Cao, Chief Executive Officer and Director (2)	34,630	55,370	-	$3.00	2/20/2023	-	-	-	-
Wei (William) Cao, Chief Executive Officer and Director (3)	37,500	52,500	-	$5.40	9/30/2023	-	-	-	-
Andrew Chan, Senior Vice President, Corporate Business Development (4)	28,519	51,481	-	$3.00	2/20/2023	-	-	-	-
Andrew Chan, Senior Vice President, Corporate Business Development (5)	10,613	36,387	-	$5.61	5/16/2024	-	-	-	-
Bizuo (Tony) Liu, Chief Financial Officer and Director (6)	77,917	177,083	-	$5.00	1/3/2024	-	-	-	-
Bizuo (Tony) Liu, Chief Financial Officer and Director (7)	3,092	2,208	-	$7.23	3/5/2023	-	-	-	-

Jeffery Auerbach (8)	4,000	-	-	$5.41	10/7/2023	-	-	-	-
Terry A. Belmont (9)	4,000	-	-	$5.50	12/9/2023	-	-	-	-
	-	4,000		$5.50	12/9/2024
	-	3,000		$5.50	11/7/2024
David Bolocan (10)	7,000	-	-	$5.41	10/4/2023	-	-	-	-
	-	7,000	-	$5.41	10/4/2024
Leo Dembinski (11)	940	-	-	$5.41	10/4/2023	-	-	-	-
Jianping Dai (12)	883	-	-	$4.95	3/29/2023	-	-	-	-
Jianping Dai (12)	7,000	-	-	$5.40	9/26/2023	-	-	-	-
Gerardus A. Hoogland (13)	1,590	3,710	-	$5.50	12/9/2023	-	-	-	-
Nadir Patel (14)	-	5,000	-	$5.00	1/3/2024	-	-	-	-
	-	2,000	-	$5.00	11/7/2024	-	-	-	-
Chun Kwok Alan Au (15)	-	4,000	-	$15.62	11/7/2024	-	-	-	-
Guotong Xu (16)	-	2,000	-	$15.62	11/7/2024	-	-	-	-

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

(3)
Represents an option to purchase up to 90,000 shares that were issued on 9/30/2013 with a monthly vesting schedule over a 36 month period, an exercise price of $5.40 and an expiration date of 3/05/2023.

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

(5)
Represents an option to purchase up to 47,000 shares that were issued on 5/16/2014 with a monthly vesting schedule over a 31 month period, an exercise price of $5.61 and an expiration date of 5/16/2024.

(6)
Represents an option to purchase up to 255,000 shares that were issued on 1/3/2014 with a monthly vesting schedule over a 36 month period, an exercise price of $5.61 and an expiration date of 1/3/2024.

(7)	Represents an option to purchase up to 5,300 shares that were issued on 3/5/2013 with a monthly vesting schedule over a 36 month period, an exercise price of $7.23 and an expiration date of 3/5/2023.
(8)
Represents an option to purchase up to 4,000 shares that were issued on 10/7/2013, with full vesting at the one year anniversary of the grant date, an exercise price of $5.41 and an expiration date of 10/7/2023.

(9)
Represents an option to purchase up to 4,000 shares that were issued on 12/9/2013, with full vesting at the one year anniversary of the grant date, an exercise price of $5.50 and an expiration date of 12/9/2023 and an additional option to purchase up to 4,000 shares issued on 12/9/2014 with full vesting at the one year anniversary of the grant date, an exercise price of $5.5 and an expiration date of 12/9/2024 as well as an additional option to purchase up to 3,000 shares issued on 11/7/2014 with full vesting at the one year anniversary of the grant date, an exercise price of $5.5 and an expiration date of 11/7/2024.

(10)
Represents an option to purchase up to 7,000 shares that were issued on 10/4/2013, with full vesting at the one year anniversary of the grant date, an exercise price of $5.41 and an expiration date of 10/4/2023 and an additional option to purchase up to 7,000 shares that were issued on 10/4/2014, with full vesting at the one year anniversary of the grant date, an exercise price of $5.41 and an expiration date of 10/4/2024.

(11)
Represents an option to purchase up to 1,590 shares that were issued on 10/04/2013, fully vested immediately, an exercise price of $5.41 and an expiration date of 10/04/2023. As of December 2014, 650 shares of options had been exercised.

(12)
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

(13)
Represents an option to purchase up to 5,300 shares that were issued on 12/09/2013, with full vesting of 30%, 30% and 40% at each year anniversary of the grant date for 3 years, an exercise price of $5.50 and an expiration date of 12/09/2023.

(14)
Represents an option to purchase up to 5,000 shares that were issued on 1/3/2014, with full vesting at the one year anniversary of the grant date, an exercise price of $5 and an expiration date of 1/3/2024 and an additional option to purchase up to 2,000 shares that were issued on 11/7/2014, with full vesting at the one year anniversary of the grant date, an exercise price of $5 and an expiration date of 11/7/2024.

(15)
Represents an option to purchase up to 4,000 shares that were issued on 11/7/2014, with full vesting at the one year anniversary of the grant date, an exercise price of $15.62 and an expiration date of 11/7/2024.

(16)
Represents an option to purchase up to 2,000 shares that were issued on 11/7/2014, with full vesting at the one year anniversary of the grant date, an exercise price of $15.62 and an expiration date of 11/7/2024.

2014 DIRECTOR COMPENSATION TABLE

							Nonqualified
						Non-Equity	Deferred
				Stock	Option	Incentive Plan	Compensation	All Other
		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	Year	($)	($)	($)	($)	($)	($)	($)	($)
Jeffery Auerbach	2014	30,000	-	-	-	-	-	-	30,000
	2013	7,500	-	-	19,353	-	-	-	26,853
Terry A. Belmont	2014	30,000	-	-	90,998	-	-	-	120,998
	2013	2,500	-	-	19,742	-	-	-	22,242
David Bolocan	2014	30,000	-	-	121,640	-	-	-	151,640
	2013	7,500	-	-	33,869	-	-	-	41,369
Wei (William) Cao*	2014	20,004	-	-	-	-	-	-	20,004
	2013	18,333	-	-	-	-	-	-	18,333
Jianping Dai	2014	22,500	-	-	-	-	-	-	22,500
	2013	25,000	-	-	37,633	-	-	-	62,633
Leo Dembinski	2014	27,500	-	-	-	-	-	-	27,500
	2013	30,000	-	-	7,693	-	-	-	37,693
Gerardus A. Hoogland*	2014	20,004	-	-	-	-	-	-	20,004
	2013	1,667	-	-	26,158	-	-	-	27,825
Norm Klein*	2014	16,667	-	-	-	-	-	-	16,667
	2013	16,667	-	-	-	-	-	-	16,667
Bizuo (Tony) Liu*	2014	3,334	-	-	-	-	-	-	3,334
	2013	25,000	-	-	33,569	-	-	-	58,569
Wen Tao (Steve) Liu*	2014	20,004	-	-	-	-	-	-	20,004
	2013	18,333	-	-	-	-	-	-	18,333
Nadir Patel	2014	30,000	-	-	60,140	-	-	-	90,140
	2013	-	-	-	-	-	-	-	-
Keith Wong*	2014	28,336	-	-	-	-	-	-	28,336
	2013	18,334	-	-	-	-	-	-	18,334
Chun Kwok Alan Au	2014	5,000	-	-	53,304	-	-	-	58,304
Guotong Xu	2014	5,000	-	-	26,652	-	-	-	31,652

 *Non-independent directors are paid $20,000 per year

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table lists ownership of Common Stock as of February 28, 2015. The information includes beneficial ownership by (i) holders of more than 5% of parent Common Stock, (ii) each of our directors and executive officers and (iii) all of our directors and executive officers as a group. Except as noted below, to our knowledge, each person named in the table has sole voting and investment power with respect to all shares of the Company’s Common Stock beneficially owned by them. Except as otherwise indicated below, the address for each listed beneficial owner is c/o Cellular Biomedicine Group, Inc., 530 University Avenue, #17, Palo Alto, California 94301.

Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned	Percent of Class

Named Executive Officers and Directors

Wen Tao (Steve) Liu (5) President and Chairman of the Board	330,002	2.88%

Wei (William) Cao (1) Chief Executive Officer and Director	369,422	3.22%

Bizuo (Tony) Liu (6) Chief Financial Officer, Director and Secretary	209,931	1.83%

Andrew Chan (7) Senior Vice President, Corporate Business Development	237,692	2.07%

Gerardus A. Hoogland (8) Director	1,590	*

David Bolocan (9) Director	17,000	*

Terry A. Belmont (10) Director	6,224	*

Nadir Patel (11) Director	5,000	*

Chun Kwok Alan Au Director	0

Guotong Xu Director	0

All Officers and Directors as a Group (11 persons)	1,176,861	10.27%

5% or more Stockholders

Mission Right Limited (2)	983,410	8.58%

Leung Pak To (3)	781,920	6.82%

Cellular Immunity Tech Ltd. (4)	753,522	6.57%
* Less than 1%

(1)
Wei (William) Cao shares voting and dispositive power over the shares held by W & J Development Ltd. with his spouse. Total shares owned by Mr. Cao includes (i) 222,518 shares directly by him, (ii) 25,145 shares held by W & J Development Ltd., (iii) 74,259 options issued under the 2011 Plan vested/to be vested within 60 days as of February 28, 2015, (iv) 47,500 options vested/to be vested within 60 days as of February 28, 2015.

(2)
Mission Right Limited is 50% owned by Yusen Holdings Limited and 50% by Zeacome Investment Limited. Chan Boon Ho Peter controls Yusen Holdings. Zeacome Investment Limited is owned by Perfect Touch Technology Inc., which is owned by CST Mining Group Limited. CST Mining Group Limited is a public company listed on the Hong Kong Stock Exchange under the ticker code “985.” Accordingly, Chan Boon Ho Peter and CST Mining Group Limited beneficially own the shares held by Mission Right Limited.

(3)	Of the 781,920 shares beneficially owned by Mr. Leung, 544,777 are held by Full Moon Resources Limited and 237,143 are held by Venture Garden Limited.
(4)
Cellular Immunity Tech Ltd. is held by 7 companies.   Agreen – Tech Ltd. accounts for 45% of its interest and was owned by Dr. Kou Zhongxun, who is the employee of the company. Pureland Evergreen Ltd. accounts for 26% of the interest and was owned by Xu Chengbin, who is the employee of the company.  Agreen Cellular Immunotherapy Ltd. accounts for 10% of the interest and was owned by Zhang Wei.  Cellular Immunotherapy Ltd. was owned by Li Yaohua, who is the employee of the company. Biotechnology – Tech Ltd. accounts for 5% of the interest and was owned by Wu Pengfei, who is the employee of the company. Heaven Mind Ltd. accounts for 5% of the interest and was owned by Wu Shanshan, who is the employee of the company.  Index Hong Kong Limited accounts for 4% of the interest and was owned by Zhang Dong.

(5)	Total shares owned by Wen Tao (Steve) Liu includes (i) 190,743 shares of common stock; (ii)139,259 options issued under 2011 Plan vested/to be vested within 60 days as of February 28, 2015.
(6)
Total shares owned by Bizuo (Tony) Liu includes (i) 100,000 shares of common stock; (ii)3,681 options issued under 2011 Plan vested/to be vested within 60 days as of February 28, 2015; (iii)106,250 options issued under 2013 Plan vested/to be vested within 60 days as of February 28, 2015.

(7)
Total shares owned by Andrew Chan includes (i) 153,978 shares of common stock; (ii)67,037 options issued under 2011 Plan vested/to be vested within 60 days as of February 28, 2015; (iii)16,677 options issued under 2013 Plan vested/to be vested within 60 days as of February 28, 2015.

(8)
Total shares owned by Gerardus Hoogland includes 1,590 options issued under 2013 Plan vested as of February 28, 2015. Mr. Hoogland was nominated to the Board pursuant to the terms of an advisory agreement with Healthcrest AG dated August 23, 2013. Mr. Hoogland is chief executive officer of Healthcrest.  Healthcrest is 100% owned by Jacesa Investments Ltd, which is 100% owned by Rosetrust Nominees Ltd. In addition to the 1,590 vested options held directly by Mr. Hoogland, Healthcrest and its affiliates beneficially own an aggregate of 422,936 shares of CBMG common stock, of which 119,000 shares are held in Healthcrest’s name.  Except for the options issued as compensation for services as a director of CBMG, Mr. Hoogland disclaims beneficial ownership of all of the CBMG shares attributed to Healthcrest and its affiliates.

(9)	Total shares owned by David Bolocan includes (i) 10,000 shares of common stock; (ii) 7,000 options issued under 2013 Plan vested as of February 28, 2015.
(10)	Total shares owned by Terry A. Belmont includes (i) 2,224 shares of common stock; (ii) 4,000 options issued under 2013 Plan vested as of February 28, 2015.
(11)	Total shares owned by Nadir Patel includes 5,000 options issued under 2013 Plan vested as of February 28, 2015.

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

Pursuant to Mr. Wong’s Subsidiary Employment Agreement with EastBridge Sub, Mr. Wong is entitled to an annual base salary of $240,000.

Pursuant to Mr. Klein’s Subsidiary Employment Agreement with EastBridge Sub, Mr. Klein is entitled to an annual base salary of $180,000. Messrs. Wong and Klein were also eligible to participate in and receive awards under the Company’s incentive stock plan.

The Subsidiary Employment Agreements were effective as of February 6, 2013 and were to continue for three years thereafter unless earlier terminated.

In connection with the discontinuation of the Company’s consulting business, effective July 31, 2014, the Company terminated its employment agreements with Messrs. Klein and Wong and terminated their services as officers of Eastbridge Sub.  On the same date, the Company entered into severance agreements with Messrs. Klein and Wong. Pursuant to the terms of the agreements, the Company agreed to pay severance of $360,000 and $480,000 to Messrs. Klein and Wong, respectively, as well as an additional lump sum of $4,200 and $12,480, respectively, to cover the equivalent costs of retaining two years of medical coverage under the Company’s current medical plan for Messrs. Klein and Wong.

As of December 31, 2014 and 2013 the accrued compensation liability to the officers was $-0- and $105,000, respectively.

The Company received advances from Mr. Cao, Mr. Wong and Mr. Klein, its current CEO and former CEO and CFO, respectively, during the course of business at a rate of 4.5% interest which is the federal long term interest rate.  As of December 31, 2014 and 2013, advances payable to Mr. Cao were $6,037 and $7,194, respectively.  As of December 31, 2013, advances payable to Mr. Wong were $8,500.  As of December 31, 2013 advances payable to Mr. Klein were $22,090.  As of December 31, 2014 no amounts remained payable to Mr. Wong or Mr. Klein.

The Company received income from the Subsidiaries of Global Health for cell kits with cell processing and storage for the year ended December 31, 2014 and 2013, of approximately $179,000 and $204,900, respectively.  This accounts for the entire fiscal year revenue of the Biomedicine segment.

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

Director Independence

 In determining the independence of our directors, the Board applied the definition of “independent director” provided under the listing rules of The NASDAQ Stock Market LLC (“NASDAQ”). Pursuant to these rules, and after considering all relevant facts and circumstances, the Board affirmatively determined that Dr. Jianping Dai and Messrs. Jeffrey Auerbach, David Bolocan, Terry A. Belmont and Nadir Patel, each of whom are now serving on the Board and are continuing to serve their terms, are each independent within the definition of independence under the NASDAQ rules.  Wen Tao (Steve) Liu, Wei (William) Cao, Keith Wong and Gerardus A. Hoogland are not independent directors.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company paid or accrued the following fees in each of the prior two fiscal years to its principal accountants, BDO China Shu Lun Pan Certified Public Accountant, LLP, Dahua CPA Co., Ltd., Taravan, Askelson & Company, LLP and BDO USA, LLP:

	Year ended December 31, 2014	Year ended December 31, 2013

Audit fees
BDO USA, LLP	217,256	200,000
BDO China Shu Lun Pan Certified Public Accountant, LLP	118,049	43,578
Dahua CPA Co., Ltd.	3,257	23,726
Taravan, Askelson & Company	-	107,293
Total of audit fees	338,562	374,597

Audit fees include the aggregate fees incurred for services rendered for the audit of the annual financial statements and for the review of the financial statements included in Reports on Form 10-Q.

Audit related fees include the aggregate fees billed for assurance services that are reasonably related to the performance of the audit or review of the financial statements that are not included in the audit fees reported above.  For the years ended December 31, 2014 and 2013 the Company did not have any audit related fees.

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

The Board has received and reviewed the written disclosures and the letter from the independent registered public accounting firm required by Audit Standard No. 16 (Communications with Audit Committees) has discussed with its auditors its independence from the Company. The Board has considered whether the provision of services other than audit services is compatible with maintaining auditor independence.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Exhibit Number	Description
2.1	Plan of reorganization and exchange agreement (1)
2.2	Agreement and Plan of Merger, dated November 13, 2012 (17)
2.3	Amendment No. 1 to Agreement and Plan of Merger, dated January 15, 2013 (18)
2.4	Amendment No. 2 to Agreement and Plan of Merger, dated January 31, 2013 (19)
2.5	Amendment No. 3 to Agreement and Plan of Merger, dated February 5, 2013 (20)
3.1	Articles of Incorporation of Cellular Biomedicine Group, Inc., filed herewith.
3.2	Corporate bylaws for Cellular Biomedicine Group, Inc., filed herewith.
4.1	Form of lock-up agreement (1)
4.2	2007 Stock Incentive Plan, dated June 14, 2007 (3)
4.3	2008 Employees and Consultants Stock Option Plan, dated August 20, 2008 (8)
4.4	2009 Stock Option Plan (10)
4.5	2011 Incentive Stock Option Plan (22)
4.6	Amended and Restated 2011 Incentive Stock Option Plan (23)
4.7	2013 Incentive Plan (26)
10.1	Consulting Employment Agreement between EastBridge Investment Group Corporation and Keith Wong dated June 1, 2005 (1)
10.2	Consulting Employment Agreement between EastBridge Investment Group Corporation and Norm Klein dated June 1, 2005 (1)
10.3	Listing Agreement signed with Amonics Limited, dated November 23, 2006 (English translation) (2)
10.4	Listing Agreement signed with Tianjin Hui Hong Heavy Steel Construction Co., Ltd, dated December 3, 2006 (English translation) (2)
10.5	Listing Agreement signed with NingGuo Shunchang Machinery Co., Ltd., dated January 6, 2007 (English translation) (2)
10.6	Listing Agreement with Hefe Ginko Real Estate Company, Ltd., dated July 24, 2007 (English translation) (4)
10.7	Share Exchange Agreement with AREM Wine Pty, Ltd., dated September 21, 2007 (5)
10.8	Listing and Consultant Agreement with AREM Wine Pty, Ltd., dated September 27, 2007 (6)
10.9	Listing Agreement with Beijing Zhong Zhe Huang Holding Company, Ltd., dated October 4, 2007 (English translation) (7)
10.10	Listing Agreement with Qinhuangdao Huangwei Pharmaceutical Company Limited, dated December 29, 2007 (English translation) (12)
10.11	US Listing Agreement with Anhui Wenda Educational & Investment Management Corporation, dated April 12, 2008 (English translation) (12)
10.12	Stock Purchase Agreement with Ji-Bo Pipes & Valves Company, dated September 21, 2008 (9)
10.13	Stock Purchase Agreement with Aoxing Corporation, dated September 21, 2008 (9)
10.14	US Listing Agreement with Foshan Jinkuizi Technology Limited Company, dated September 22, 2008 (English translation) (12)
10.15	Letter Agreement with Alpha Green Energy Limited, dated February 18, 2009 (12)
10.16	Listing Agreement with AREM Pacific Corporation, dated April 30, 2009 (12)
10.17	Change in Terms Agreement between EastBridge Investment Group Corporation and Goldwater Bank, N.A. dated May 6, 2009 (12)

Exhibit Number	Description
10.18	Listing Agreement with SuZhou KaiDa Road Pavement Construction Company Limited, dated November 3, 2009 (English translation) (12)
10.19	Listing Agreement with Long Whole Enterprises, Ltd., dated November 28, 2009 (English translation) (12)
10.20	Listing Agreement with Beijing Tsingda Century Education Investment and Consultancy Limited, dated December 24, 2009 (English translation) (12)
10.21	Listing Agreement with StrayArrow International Limited, dated April 11, 2010 (English translation) (13)
10.22	Listing Agreement with Hangzhou Dwarf Technology Ltd., dated September 26, 2010 (English translation) (14)
10.23	Bridge Capital Raise Agreement with FIZZA, LLC, dated December 1, 2010 (confidential treatment requested for redacted portions) (15)
10.24	Stock Purchase Agreement with An Lingyan, dated December 14, 2012 (1)
10.25	Form of Listing Agreement (16)
10.26	Tsingda Stock Purchase Agreement dated as of December 17, 2012 (16)
10.27	Employment Agreement with Wen Tao (Steve) Liu, dated February 6, 2013 (26)
10.8	Employment Agreement with Wei (William) Cao, dated February 6, 2013 (26)
10.29	Employment Agreement with Andrew Chan, February 6, 2013 (26)
10.30	Form of Director Agreement*
10.31	Amendment to Employment Agreement with Wen Tao (Steve) Liu, dated August 20, 2013 (26)
10.32	Amendment to Employment Agreement with Wei (William) Cao, dated August 20, 2013 (26)
10.33	Amendment to Employment Agreement with Andrew Chan, dated August 20, 2013 (26)(
10.34	Advisory Services Agreement, dated August 23, 2013, by and between Cellular Biomedicine Group Inc. and HealthCrest AG (26)
10.35	Purchase Agreement, dated September 10, 2013, by and between Cellular Biomedicine Group (Shanghai) Ltd. and Fisher Scientific Worldwide (Shanghai) Co., Ltd.(26)
10.36	Technical Service Contract, dated September 22, 2013, by and between Cellular Biomedicine Group (Shanghai) Ltd. and National Engineering Research Center of Tissue Engineering. (26)
10.37	Clinical Trial Agreement, dated November 6, 2013, by and between Cellular Biomedicine Group (Shanghai) Ltd. and Renji Hospital (26)
10.38	Clinical Trial Agreement, dated December 20, 2013, by and between Cellular Biomedicine Group (Shanghai) Ltd. and China Armed Police General Hospital (26)
10.40	Form of Subscription Agreement (24)
10.41	Employment Agreement with Bizuo (Tony) Liu, dated January 3, 2014 (25)
14.1	Code of Ethics for EastBridge Investment Group Corporation (1)
21.1	Subsidiaries of the Company (12)
23.1	Consent of BDO USA LLP*
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer, *
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer, *
32	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*      Filed herewith.
———————
1.	Incorporated by reference to the Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on October 30, 2006 (File No. 000-52282)

2.	Incorporated by reference to the Registration Statement on Form 10-SB/A filed with the Securities and Exchange Commission on February 27, 2007 (File No. 000-52282)

3.	Incorporated by reference to the Registration Statement on Form S-8 filed with the Securities and Exchange Commission on June 19, 2007 (File No. 333-143878)

4.	Incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission on July 20, 2007 (File No. 000-52282)

5.	Incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission on September 25, 2007 (File No. 000-52282)

6.	Incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission on October 1, 2007 (File No. 000-52282)

7.	Incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission on October 9, 2007 (File No. 000-52282)

8.	Incorporated by reference filed with the Registration Statement on Form S-8 filed with the Securities and Exchange Commission on August 22, 2008 (File No. 333-153129)

9.	Incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission on October 22, 2008 (File No. 000-52282)

10.	Incorporated by reference to the Registration Statement on Form S-8 filed with the Securities and Exchange Commission on April 15, 2009 (File No. 333-158583)

11.	Incorporated by reference to the Form 8-K/A filed with the Securities and Exchange Commission on December 12, 2013 (File No. 000-52282)

12.	Incorporated by reference to the Form 10-K filed with the Securities and Exchange Commission on April 15, 2010 (File No. 000-52282)

13.	Incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission on July 14, 2010 (File No. 000-52282)

14.	Incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission on November 12, 2010 (File No. 000-52282

15.	Incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission on December 7, 2010 (File No. 000-52282)

16.	Incorporated by reference to the Form 10-K filed with the Securities and Exchange Commission on June 18, 2013 (File No. 000-52282)

17.	Incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission on November 20, 2012 (File No. 000-52282)

18.	Incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission on January 22, 2013 (File No. 000-52282)

19.	Incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission on February 4, 2013 (File No. 000-52282)

20.	Incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission on February 12, 2013 (File No. 000-52282)

21.	Incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission on January 3, 2012 (File No. 000-52282)

22.	Incorporated by reference to the Registration Statement on Form S-8 filed with the Securities and Exchange Commission on March 7, 2012 (File No. 333-179974)

23.	Incorporated by reference to the Form 10-K filed with the Securities and Exchange Commission on April 4, 2013 (File No. 000-52282)

24.	Incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission on December 16, 2013 (File No. 000-52282)

25.	Incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission on January 3, 2014 (File No. 000-52282)

26.	Incorporated by reference to the Form 10-K filed with the Securities and Exchange Commission on April 15, 2014 (File No. 000-52282)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Registrant	Cellular Biomedicine Group, Inc.

Date: March 31, 2015	By:	/s/ Wei (William) Cao
Wei (William) Cao
Chief Executive Officer (Principal Executive Officer)

Date: March 31, 2015	By:	/s/Bizuo (Tony) Liu
Bizuo (Tony) Liu
Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

 Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Wen Tao (Steve) Liu	Chairman of the Board of Directors and President – North America	March 31, 2015
Wen Tao (Steve) Liu

/s/ Wei (William) Cao	Chief Executive Officer and Director	March 31, 2015
Wei (William) Cao	(principal executive officer)

/s/ Bizuo (Tony) Liu	Chief Financial Officer and Secretary	March 31, 2015
Bizuo (Tony) Liu	(principal financial and accounting officer)

/s/ Andrew Chan	Senior Vice President, Corporate Business Development	March 31, 2015
Andrew Chan

/s/ Terry A. Belmont	Director	March 31, 2015
Terry A. Belmont

/s/ David Bolocan	Director	March 31, 2015
David Bolocan

/s/ Gerardus A. Hoogland	Director	March 31, 2015
Gerardus A. Hoogland

/s/ Nadir Patel	Director	March 31, 2015
Nadir Patel

/s/ Chun Kwok Alan Au	Director	March 31, 2015
Chun Kwok Alan Au

/s/Guotong Xu	Director	March 31, 2015
Guotong Xu

CELLULAR BIOMEDICINE GROUP, INC.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Cellular Biomedicine Group, Inc.
Palo Alto, California

We have audited the accompanying consolidated balance sheet of Cellular Biomedicine Group, Inc. (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive loss, changes in equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2014 and 2013, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Phoenix, Arizona
March 31, 2015

CELLULAR BIOMEDICINE GROUP, INC.
(FORMERLY EASTBRIDGE INVESTMENT GROUP CORPORATION)
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2014	2013

Assets
Cash and cash equivalents	$14,770,584	$7,175,215
Accounts receivable	141,029	10,581
Other receivable	135,957	78,521
Inventory	372,249	119,119
Prepaid expenses	565,299	56,911
Other current assets	110,347	134,661
Total current assets	16,095,465	7,575,008

Investments	6,886,033	5,105,891
Property, plant and equipment, net	1,280,410	1,014,805
Goodwill	7,678,789	3,299,566
Intangibles, net	11,156,676	601,456
Long-term prepaid expenses and other assets	587,729	-
Total assets (1)	$43,685,102	$17,596,726

Liabilities and Stockholders' Equity

Liabilities:
Accounts payable	$426,917	$213,891
Accrued expenses	2,074,384	503,717
Tax payable	814,288	1,164,747
Advances payable to related party	36,254	67,999
Other current liabilities	724,479	251,299
Total current liabilities	4,076,322	2,201,653

Other non-current liabilities	452,689	-
Total liabilities (1)	4,529,011	2,201,653

Commitments and Contingencies

Stockholders' equity:

Preferred stock, par value $.001, 50,000,000 shares
authorized; none issued and outstanding as of
December 31, 2014 and 2013, respectively	-	-

Common stock, par value $.001, 300,000,000 shares authorized;
10,990,335 and 7,382,797 issued and outstanding
as of December 31, 2014 and 2013, respectively	10,990	7,383
Additional paid in capital	75,467,316	37,861,593
Accumulated deficit	(37,890,590)	(22,415,979)
Accumulated other comprehensive income (loss)	1,568,375	(57,924)
Total stockholders' equity	39,156,091	15,395,073

Total liabilities and stockholders' equity	$43,685,102	$17,596,726

(1)
The Company’s consolidated assets as of December 31, 2014 and 2013 included $5,508,459 and $1,031,350, respectively, of assets of variable interest entities, or VIEs, that can only be used to settle obligations of the VIEs.  Each of the following amounts represent the balances as of December 31, 2014 and 2013, respectively.  These assets include cash and cash equivalents of $3,496,678 and $9,100; accounts receivable of $141,029 and $0; other receivables of $127,280 and $50,383; inventory of $215,152 and $26,526; prepaid expenses of $193,613 and $33,015; other current assets of $109,777 and $84,661; property, plant and equipment, net, of $1,055,648 and $772,872; and intangibles of $42,779 and $54,793; long-term prepaid expenses and other assets of $126,503 and $0.  The Company’s consolidated liabilities as of December 31, 2014 and 2013 included $1,434,826 and $387,703, respectively, of liabilities of the VIEs whose creditors have no recourse to the Company.   These liabilities include accounts payable of $10,572 and $24,868; other payables of $714,309 and $268,301; payroll accrual of $273,599 and $74,384; and tax payable of $0 and $20,150 and other non-current liabilities of $436,346 and $0. See further description in Note 6, Variable Interest Entity.

The accompanying notes are an integral part of these consolidated financial statements.

CELLULAR BIOMEDICINE GROUP, INC.
(FORMERLY EASTBRIDGE INVESTMENT GROUP CORPORATION)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Year Ended
	December 31,
	2014	2013

Net sales and revenue	$564,377	$204,914

Operating expenses:
Cost of sales	213,243	296,212
General and administrative	8,413,251	9,314,143
Selling and marketing	280,595	57,670
Research and development	2,671,932	1,890,506
Impairment of investments	1,427,840	-
Total operating expenses	13,006,861	11,558,531
Operating loss	(12,442,484)	(11,353,617)

Other income (expense):
Interest income	15,043	1,294
Other income (expense)	71,982	(6,196)
Total other income (expense)	87,025	(4,902)
Loss from continuing operations before taxes	(12,355,459)	(11,358,519)

Income tax provision	-	-
Loss from continuing operations	(12,355,459)	(11,358,519)
Loss on discontinued operations, net of tax	(3,119,152)	(2,438,514)
Net loss	$(15,474,611)	$(13,797,033)
Other comprehensive income (loss):
Cumulative translation adjustment	15,254	78,650
Unrecognized gain (loss) on investments	1,611,045	(198,200)
Total other comprehensive income (loss):	1,626,299	(119,550)
Comprehensive loss	$(13,848,312)	$(13,916,583)

Earnings (loss) per share for continuing operations:
Basic	$(1.43)	$(1.96)
Diluted	$(1.43)	$(1.96)

Earnings (loss) per share discontinued operations:
Basic	$(0.36)	$(0.42)
Diluted	$(0.36)	$(0.42)

Earnings (loss) per share net loss:
Basic	$(1.79)	$(2.38)
Diluted	$(1.79)	$(2.38)

Weighted average common shares outstanding:
Basic	8,627,094	5,792,888
Diluted	8,627,094	5,792,888

The accompanying notes are an integral part of these consolidated financial statements.

CELLULAR BIOMEDICINE GROUP, INC.
(FORMERLY EASTBRIDGE INVESTMENT GROUP CORP.)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

							Accumulated Other
	Common Stock		Preferred Stock		Additional	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Paid in Capital	Deficit	Income(Loss)	Total

Balance at December 31, 2012	3,710,560	$3,711	-	$-	$14,710,002	$(8,618,946)	$61,626	$6,156,393

Common stock issued for services	231,384	231	-	-	1,156,868	-	-	1,157,099

Common stock issued with PPM	1,434,778	1,435	-	-	8,990,956	-	-	8,992,391

Stock based compensation	93,416	93	-	-	736,559	-	-	736,652

Reverse merger with EastBridge	1,570,299	1,571	-	-	9,780,223	-	-	9,781,794

Contingent stock issuance	342,360	342	-	-	1,694,340	-	-	1,694,682

Accrual of restricted stock grants	-	-	-	-	255,993	-	-	255,993

Accrual of stock options	-	-	-	-	536,652	-	-	536,652

Unrecognized loss on investments	-	-	-	-	-	-	(198,200)	(198,200)

Foreign currency translation	-	-	-	-	-	-	78,650	78,650

Net loss	-	-	-	-	-	(13,797,033)	-	(13,797,033)
Balance at December 31, 2013	7,382,797	7,383	-	-	37,861,593	(22,415,979)	(57,924)	15,395,073
								.
Common stock issued with PPM	1,686,566	1,686	-	-	11,120,270	-	-	11,121,956

Common stock issued for services	43,760	44	-	-	578,937	-	-	578,981

Stock based compensation	13,413	13	-	-	207,188	-	-	207,201

Accrual of restricted stock grants	13,862	14	-	-	106,378	-	-	106,392

Accrual of stock options	-	-	-	-	1,636,311	-	-	1,636,311

Exercise of stock options	3,650	4	-	-	19,383	-	-	19,387

Exercise of warrant issued in PPM	1,017,765	1,018	-	-	7,998,978	-	-	7,999,996

Common stock issued for acquisition	828,522	828	-	-	15,938,278	-	-	15,939,106

Unrecognized gain on investments	-	-	-	-	-	-	1,611,045	1,611,045

Foreign currency translation	-	-	-	-	-	-	15,254	15,254

Net loss	-	-	-	-	-	(15,474,611)	-	(15,474,611)
Balance at December 31, 2014	10,990,335	$10,990	-	$-	$75,467,316	$(37,890,590)	$1,568,375	$39,156,091

The accompanying notes are an integral part of these consolidated financial statements.

CELLULAR BIOMEDICINE GROUP, INC.
(FORMERLY EASTBRIDGE INVESTMENT GROUP CORPORATION)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	December 31,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(15,474,611)	$(13,797,033)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	1,190,505	841,235
Loss on disposal of assets	257,672	-
Stock based compensation expense	1,949,908	4,381,077
Other than temporary impairment	1,427,840	-
Impairment of goodwill	3,299,566	4,258,967
Third party services received in exchange for disposition of investment stock	-	83,334
Loss recognized in excess of cash received on disposition of investment stock	5,913	138,909
Value of stock received for services	(1,610,000)	(3,500,000)
Deferred tax	-	(76,544)
Changes in operating assets and liabilities:
Accounts receivable	20,645	10,102
Other receivable	(25,638)	50,160
Inventory	(78,310)	(81,878)
Prepaid expenses	(494,057)	(38,793)
Other current assets	24,314	(84,661)
Investments	7,150	-
Long-term prepaid expenses and other assets	(504,678)	134,229
Accounts payable	165,517	40,862
Accrued expenses	409,109	(739,839)
Other current liabilities	(694,131)	186,464
Taxes payable	(176,583)	(10,121)
Deferred revenue	-	(251,834)
Net cash used in operating activities	(10,299,869)	(8,455,364)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of business, net of cash acquired	(1,485,548)	-
Purchases of intangibles	(8,989)	(5,828)
Purchases of assets	(311,625)	(147,211)
Net cash used in investing activities	(1,806,162)	(153,039)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock	19,700,933	11,561,386
Proceeds from exercise of stock options	19,383	-
Repayment of advances from affiliate	(31,745)	(1,250)
Advances from affiliate	-	36,614
Net cash provided by financing activities	19,688,571	11,596,750

EFFECT OF EXCHANGE RATE CHANGES ON CASH	12,829	41,972

INCREASE IN CASH AND CASH EQUIVALENTS	7,595,369	3,030,319
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	7,175,215	4,144,896
CASH AND CASH EQUIVALENTS, END OF PERIOD	$14,770,584	$7,175,215

SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for income taxes	$460,924	$-
Non cash financing and investing activities:
Issuance of company stock for accrued liabilities and advances	$-	$149,475
Issuance of company stock for acquisition of patent	$1,442,850	$-
Issuance of company stock for acquisition of business	$14,496,256	$-

The accompanying notes are an integral part of these consolidated financial statements.

CELLULAR BIOMEDICINE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

NOTE 1 – DESCRIPTION OF BUSINESS

As used in this report, "we", "us", "our", "CBMG", "Company" or "our company" refers to Cellular Biomedicine Group, Inc. and, unless the context otherwise requires, all of its subsidiaries.

Overview

Cellular Biomedicine Group, Inc. is a biomedicine company, principally engaged in the development of new treatments for cancerous and degenerative diseases utilizing proprietary cell-based technologies.  Our technology includes two major cell platforms: (i) Immune Cell therapy for treatment of a broad range of cancers, (ii) haMPC (human adipose-derived mesenchymal progenitor cells) for treatment of joint and autoimmune diseases.

We are focused on developing and marketing safe and effective cell-based therapies based on our cellular platforms, to treat serious chronic and degenerative diseases including cancers, orthopedic diseases including osteoarthritis and tissue damage, various inflammatory diseases and metabolic diseases. We have developed proprietary practical knowledge in the use of cell-based therapeutics that we believe could be used to help a great number of people suffering from cancer and serious chronic diseases. We have one major therapy undergoing clinical studies in China: stem cell based therapies to treat knee osteoarthritis (“KOA”). We have initiated preclinical studies in Asthma, and Chronic Obstructive Pulmonary Disease ("COPD") and clinical research studies in cartilage defect stem cell therapy.

Our primary target market is Greater China. Our first two therapy candidates are currently used to treat patients in research studies conducted in China. We are also engaged in a number of pre-clinical studies for other product or therapy candidates, which we believe have the potential to become safe and effective treatment options for a variety of degenerative and debilitating conditions. We believe that the results of our research studies will support expanded preclinical and clinical trials with a larger population of patients, which we expect to carry out through authorized treatment centers throughout Greater China.  With the recent acquisition of Agreen Biotech Co. Ltd. ("AG") we added budding technical services revenue comprised of T Cells Receptor ("TCR") clonality analysis technology and T Central Memory Cell ("Tcm") and Dendritic Cell ("DC") preparation methodologies.

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
FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

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

On September 26, 2014, the Company completed its acquisition of AG and the U.S. patent held by AG’s founder.

AG is a biotech company with operations in China, engaged in the development of treatments for cancerous diseases utilizing proprietary cell technologies, which include without limitation, preparation of subset T Cell and clonality assay platform technology for treatment of a broad range of cancers by AG’s served hospital, Jilin Hospital.

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

NOTE 2 – BASIS OF PRESENTATION

As of February 6, 2013, in connection with the Merger, Cellular Biomedicine Group, Ltd. was determined to be the accounting acquirer thus resulting in a reverse merger for accounting purposes. Therefore, the accompanying financial statements are on a consolidated basis subsequent to February 6, 2013, but only reflect the operations of CBMG BVI. prior to the date of acquisition.

The Company acquired AG on September 26, 2014 and the accompanying financial statements only reflect operations subsequent to such date.

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

These estimates and assumptions also affect the reported amounts of revenues, costs and expenses during the reporting period. Management evaluates these estimates and assumptions on a regular basis. Actual results could materially differ from those estimates.

CELLULAR BIOMEDICINE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

Revenue Recognition

The Company utilizes the guidance set forth in the Securities and Exchange Commission's Staff Accounting Bulletin (SAB) No. 104, regarding the recognition, presentation and disclosure of revenue in its financial statements.

For its Consulting segment, the Company engaged in listing contracts with its clients which provide for the payment of fees, either in cash or equity, upon the achievement of certain milestones by the client, including the successful completion of a financial statement audit, the successful listing on a national stock exchange or over-the-counter market and the maintenance of ongoing 1934 Act reporting requirements with the Securities and Exchange Commission. In some instances, payment may be made in advance of performance; however, such payment was often refundable in the event that milestones were not reached. The Company recognized revenue as milestones are reached in accordance with FASB’s Accounting Standards Codification (ASC) No. 605-28-25. Such guidance stipulates that revenue be recognized for individual elements in a multiple deliverable arrangement using the relative selling price method. The Company relied on internal estimates of the relative selling price of each element as objective third-party evidence is unattainable.  This segment was discontinued in 2014 and will not have further revenue.

For its Biomedicine segment, the Company recognizes revenue when pervasive evidence of an arrangement exists, the price is fixed and determinable, collection is reasonably assured and delivery of products or services has been rendered. The Biomedicine segment has started to generate revenues with the acquisition of AG and expects to expand revenue generating activities significantly over the next two to five years as additional therapies are developed.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At December 31, 2014 and 2013, respectively, cash and cash equivalents include cash on hand and cash in the bank. At times, cash deposits may exceed government-insured limits.

Accounts Receivable

Accounts receivable represent amounts earned but not collected in connection with the Company’s sales as of December 31, 2014 and 2013.  Accounts receivable are carried at their estimated collectible amounts.

The Company follows the allowance method of recognizing uncollectible accounts receivable. The Company recognizes bad debt expense based on specifically identified customers and invoices that are anticipated to be uncollectable. At December 31, 2014 and December 31, 2013, an allowance was determined to not be needed as the Company has recently started generating revenues from its cell therapy treatments in the Biomedicine segment in 2014. Correspondingly the Company has not recorded any bad debt expense for the periods ended December 31, 2014 and 2013, respectively.

Inventory

Inventories consist of finished goods, raw materials, work-in-process, and low value consumable materials. Inventories are initially recognized at cost and subsequently at the lower of cost and net realizable value under first-in first-out method. Finished goods are comprised of direct materials, direct labor, depreciation and manufacturing overhead. Net realizable value is the estimated selling price, in the ordinary course of business, less estimated costs to complete and dispose. The Company regularly inspects the shelf life of prepared finished goods and, if necessary, writes down their carrying value based on their salability and expiration dates into cost of goods sold.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Depreciation is provided for on the straight-line method over the estimated useful lives of the assets ranging from three to ten years and begins when the related assets are placed in service. Maintenance and repairs that neither materially add to the value of the property nor appreciably prolong its life are charged to expense as incurred. Betterments or renewals are capitalized when incurred. Plant, property and equipment are reviewed each year to determine whether any events or circumstances indicate that the carrying amount of the assets may not be recoverable.  We assess the recoverability of the asset by comparing the projected undiscounted net cash flows associated with the related assets over the estimated remaining life against the respective carrying value.

For the years ended December 31, 2014 and 2013, depreciation expense was $586,679 and $495,029, respectively.

CELLULAR BIOMEDICINE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

Goodwill and Other Intangibles

Goodwill represents the excess of the cost of assets acquired over the fair value of the net assets at the date of acquisition. Intangible assets represent the fair value of separately recognizable intangible assets acquired in connection with the Company’s business combinations. The Company evaluates its goodwill and other intangibles for impairment on an annual basis or whenever events or circumstances indicate that an impairment may have occurred. As part of the determination to discontinue the Consulting segment, in the second quarter of 2014, the Company expensed approximately $3,300,000 which represented the remaining goodwill from the 2013 merger. In December, 2013 the Company determined that the goodwill was impaired and therefore recorded impairment expense of $4,258,967.

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

A full valuation allowance has been established against all net deferred tax assets as of December 31, 2014 and 2013 based on estimates of recoverability. While the Company has optimistic plans for its business strategy, we determined that such a valuation allowance was necessary given the current and expected near term losses and the uncertainty with respect to the Company’s ability to generate sufficient profits from its business model.

Share-Based Compensation

The Company periodically uses stock-based awards, consisting of shares of common stock and stock options, to compensate certain officers and consultants. Shares are expensed on a straight line basis over the requisite service period based on the grant date fair value, net of estimated forfeitures, if any.  We currently use the Black-Scholes option-pricing model to estimate the fair value of our stock-based payment awards. This model requires the input of highly subjective assumptions, including the fair value of the underlying common stock, the expected volatility of the price of our common stock, risk-free interest rates, the expected term of the option and the expected dividend yield of our common stock. These estimates involve inherent uncertainties and the application of management’s judgment. If factors change and different assumptions are used, our stock-based compensation expense could be materially different in the future. These assumptions are estimated as follows:

●	Fair Value of Our Common Stock — Our common stock is valued by reference to the publicly-traded price of our common stock.

●
Expected Volatility — Prior to the Eastbridge  merger, we did not have a history of market prices for our common stock and since the merger, we do not have what we consider a sufficiently active and readily traded market for our common stock to use historical market prices for our common stock to estimate volatility. Accordingly, we estimate the expected stock price volatility for our common stock by taking the median historical stock price volatility for industry peers based on daily price observations over a period equivalent to the expected term of the stock option grants. Industry peers consist of other public companies in the stem cell industry similar in size, stage of life cycle and financial leverage. We intend to continue to consistently apply this process using the same or similar public companies until a sufficient amount of historical information regarding the volatility of our own common stock share price becomes available.

●
Risk-Free Interest Rate — The risk-free interest rate assumption is based on observed interest rates appropriate for the expected terms of our awards. The risk-free interest rate assumption is based on the yields of U.S. Treasury securities with maturities similar to the expected term of the options for each option group.

●
Expected Term — The expected term represents the period that our stock-based awards are expected to be outstanding. The expected terms of the awards are based on a simplified method which defines the life as the average of the contractual term of the options and the weighted-average vesting period for all open tranches.

●
Expected Dividend Yield — We have never declared or paid any cash dividends and do not presently plan to pay cash dividends in the foreseeable future. Consequently, we used an expected dividend yield of zero.

In addition to the assumptions used in the Black-Scholes option-pricing model, the amount of stock option expense we recognize in our consolidated statements of operations includes an estimate of stock option forfeitures. We estimate our forfeiture rate based on an analysis of our actual forfeitures and will continue to evaluate the appropriateness of the forfeiture rate based on actual forfeiture experience, analysis of employee turnover and other factors.  Changes in the estimated forfeiture rate can have a significant impact on our stock-based compensation expense as the cumulative effect of adjusting the rate is recognized in the period the forfeiture estimate is changed. If a revised forfeiture rate is higher than the previously estimated forfeiture rate, an adjustment is made that will result in a decrease to the stock-based compensation expense recognized in the consolidated financial statements.  If a revised forfeiture rate is lower than the previously estimated forfeiture rate, an adjustment is made that will result in an increase to the stock-based compensation expense recognized in our consolidated financial statements.

CELLULAR BIOMEDICINE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

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

Marketable securities held by the Company are held for an indefinite period of time and thus are classified as available-for-sale securities. The fair value is based on quoted market prices for the investment as of the balance sheet date. Realized investment gains and losses are included in the statement of operations, as are provisions for other than temporary declines in the market value of available for-sale securities. Unrealized gains and unrealized losses deemed to be temporary are excluded from earnings (losses), net of applicable taxes, as a component of other comprehensive income (loss). Factors considered in judging whether an impairment is other than temporary include the financial condition, business prospects and creditworthiness of the issuer, the length of time that fair value has been less than cost, the relative amount of decline, and the Company’s ability and intent to hold the investment until the fair value recovers.

The carrying amounts of other financial instruments, including cash, accounts payable and accrued liabilities, income tax payable and related party payable approximate fair value due to their short maturities.

Basic and Diluted Net Loss Per Share

Diluted income (loss) per share reflects potential dilution from the exercise or conversion of securities into common stock. The dilutive effect of the Company's share-based awards is computed using the treasury stock method, which assumes that all share-based awards are exercised and the hypothetical proceeds from exercise are used to purchase common stock at the average market price during the period. Share-based awards whose effects are anti-dilutive are excluded from computing diluted income (loss) per share. Due to the net loss, all common stock equivalents are anti-dilutive for the years ended December 31, 2014 and 2013.

CELLULAR BIOMEDICINE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

Foreign Currency Translation

The Company's financial statements are presented in U.S. dollars ($), which is the Company’s reporting currency, while some of the Company’s subsidiaries’ functional currency is Chinese Renminbi (RMB). Transactions in foreign currencies are initially recorded at the functional currency rate ruling at the date of transaction. Any differences between the initially recorded amount and the settlement amount are recorded as a gain or loss on foreign currency transaction in the consolidated statements of operations. Monetary assets and liabilities denominated in foreign currency are translated at the functional currency rate of exchange ruling at the balance sheet date. Any differences are recorded as an unrealized gain or loss on foreign currency translation in the statements of operations and comprehensive loss. In accordance with ASC 830, Foreign Currency Matters, the Company translates the assets and liabilities into USD from RMB using the rate of exchange prevailing at the applicable balance sheet date and the statements of income and cash flows are translated at an average rate during the reporting period. Adjustments resulting from the translation are recorded in shareholders' equity as part of accumulated other comprehensive income. The PRC government imposes significant exchange restrictions on fund transfers out of the PRC that are not related to business operations. These restrictions have not had a material impact on the Company because it has not engaged in any significant transactions that are subject to the restrictions.

Comprehensive Loss

We apply ASC No. 220, Comprehensive Income (ASC 220). ASC 220 establishes standards for the reporting and display of comprehensive income or loss, requiring its components to be reported in a financial statement that is displayed with the same prominence as other financial statements. Our comprehensive loss was $13,848,312 and $13,916,583 for the years ended December 31, 2014 and 2013, respectively.

Reclassification

Certain prior period amounts have been reclassified to conform to current year presentations. There was no change to previously reported stockholders’ deficit or net loss.

Segment Information

FASB ASC No. 280, “Segment Reporting” establishes standards for reporting information about reportable segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group in deciding how to allocate resources and in assessing performance. Following the discontinuance of our consulting business, we operate in a single reportable segment.

Recent Accounting Pronouncements

Recent accounting pronouncements that the Company has adopted or may be required to adopt in the future are summarized below.

In February 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-02, "Consolidation (Topic 810): Amendments to the Consolidation Analysis” (“ASU 2015-02”). The amendments in this update affect reporting entities that are required to evaluate whether they should consolidate certain legal entities. All legal entities are subject to reevaluation under the revised consolidation model. ASU 2015-02 is effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. We are currently in the process of evaluating the impact of the adoption of ASU 2015-02 on our consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”). The amendments in this update require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). ASU 2014-15 is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted.  We are currently in the process of evaluating the impact of the adoption of ASU 2014-15 on our consolidated financial statements.

CELLULAR BIOMEDICINE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). ASU 2014-09 supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605)”, and requires entities to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. We are currently in the process of evaluating the impact of the adoption of ASU 2014-09 on our consolidated financial statements.

In April 2014, the FASB issued ASU 2014-08, “Presentation of Financial Statements (Topic205)” and “Property Plant and Equipment (Topic 360)”. The amendments in this ASU modify the requirements for the reporting of discontinued operations. In order to qualify as a discontinued operation, the disposal of a component of an entity, a group of components, or a business of an entity must represent a strategic shift that has (or will have) a major effect on an entity's operations and financial results. The ASU further indicates that the timing for recording a discontinued operation is when one of the following occurs: the component, group of components, or business meets the criteria to be classified as held-for-sale; the component, group of components, or business is disposed of by sale; or the component, group of components, or business is disposed of other than by sale (for example abandonment or spinoff). In addition, the ASU also requires additional disclosure items about an entity's discontinued operations. The amendments are effective for us beginning on January 1, 2015. The amendments are to be applied prospectively solely to newly identified disposals that qualify as discontinued operations after the effective date. Items previously reported as discontinued operations will maintain their classification based on the prior guidance. Early adoption is permitted, but only for disposals that have not been previously reported as discontinued operations in previously issued financial statements. We are currently in the process of evaluating the impact of the adoption of ASU 2014-08 on our consolidated financial statements.

NOTE 4 – BUSINESS COMBINATION

On September 26, 2014, the Company acquired all of the outstanding equity of Agreen Biotech Co. Ltd. ("AG") in exchange for cash of $3,240,000 and the issuance of 753,522 shares of its common stock.  Based on the closing price of the common stock on September 26, 2014, the aggregate purchase price was $17,747,415.  Of the cash consideration, $1,620,000 was unpaid as of December 31, 2014 and is reflected in accrued expenses in the accompanying consolidated balance sheet.  As a result of the acquisition, AG became a wholly-owned subsidiary of CBMG Shanghai.

The acquisition was accounted for as a business purchase pursuant to ASC Topic 805, Business Combinations. Under this ASC, acquisition and integration costs are not included as components of consideration transferred, but are accounted for as expenses in the period in which the costs are incurred.  The Company incurred acquisition expense of approximately $480,000 directly related to this specific business combination.  This expense is included in the 2014 general and administrative expenses presented on the statement of operations.

AG is a cancer-therapy-focused company whose intellectual property (including the intellectual property of AG’s founder, which the Company also acquired)  is comprised of T Cells Receptor ("TCR") clonality analysis technology and T Central Memory Cell ("Tcm") and Dendritic Cell ("DC") preparation methodologies.

The following table provides the preliminary allocation of purchase price based on the estimated fair values of the assets acquired (including intangible assets) and liabilities assumed in connection with the acquisition:

Cash	$145,611
Accounts receivable	151,093
Other receivable	31,798
Inventory	174,820
Prepaid expenses	14,331
Property, plant and equipment, net	561,113
Intangible assets	9,942,000
Goodwill	7,678,786
Long-term prepaid expenses	83,054
Total assets acquired	18,782,606

Accounts payables	(47,509)
Accrued expenses	(42,013)
Other current liabilities	(523,077)
Other non current liabilities	(422,592)
Total liabilities assumed	(1,035,191)

Purchase price	$17,747,415

CELLULAR BIOMEDICINE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

The intangible assets acquired consist of developed technology in connection with AG’s core business, which are being amortized over an estimated life of ten years. Goodwill was the excess of the consideration transferred over the net assets recognized and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized.  Goodwill is not amortized and is not deductible for tax purposes.

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

	Year Ended December 31, 2014			Year Ended December 31, 2013
	CBMG	Agreen	Pro forma	CBMG	Agreen	Pro forma
	As stated	Pro forma Adjustment	Consolidated	As stated	Pro forma Adjustment	Consolidated
Net sales and revenue	$564,377	$1,198,414	$1,762,791	$204,914	$1,075,692	$1,280,606
Net loss	(15,474,611)	(48,109)	(15,522,720)	(13,797,033)	(338,804)	(14,135,837)

Weighted average common shares outstanding:
Basic	8,627,094	555,335	9,182,429	5,792,888	753,522	6,546,410
Diluted	8,627,094	555,335	9,182,429	5,792,888	753,522	6,546,410
Earnings (loss) per share net loss:
Basic	$(1.79)	$(0.09)	$(1.69)	$(2.38)	$(0.45)	$(2.16)
Diluted	$(1.79)	$(0.09)	$(1.69)	$(2.38)	$(0.45)	$(2.16)

All expenditures incurred in connection with this acquisition were expensed and are included in general and administrative expenses.  Transaction costs incurred in connection with the acquisition were $611,511 during the year ended December 31, 2014.  The Company recorded revenue of $378,329 and net loss of $125,025 from Agreen for the year ended December 31, 2014.

NOTE 5 – DISCONTINUED OPERATIONS

On June 23, 2014, at a Board of Directors meeting, the Company approved the discontinuation of all activities of the Consulting segment. Accordingly, based on management’s intent at June 30, 2014, the Company discontinued the Consulting segment.

As a result the Company’s activities for the Consulting segment at December 31, 2014 are now limited to winding down our consulting business activities, realizing the value of the Consulting segment’s remaining assets and making tax and regulatory filings related to the Consulting segment.  Management’s goal is to liquidate all of the Consulting segment’s remaining assets as soon as practical while seeking to maximize stockholder value.  All of the operations of the Consulting segment and all significant obligations to pay or make provisions to satisfy all of its expenses and liabilities will be concluded as soon as practicable.  The Company intends to retain a sufficient amount of assets to ensure it is able to pay or satisfy all of the Consulting segment’s remaining expenses and liabilities.  All costs associated with the discontinuation have been recorded as of December 31, 2014

In conjunction with the discontinuance of operations, the Company recognized that all assets carrying amounts are recorded at their fair values less estimated cost to sell. The assets and liabilities of the discontinued operations are presented below under the captions ‘‘Assets of discontinued segment’’ and ‘‘Liabilities of discontinued segment,’’ respectively, in the accompanying Balance Sheets at December 31, 2014 and 2013, respectively, and consist of the following:

	December	December 31,
	2014	2013
Assets of discontinued segment:

Cash and cash equivalents	$-	$409,882
Accounts receivable	-	10,581
Other receivable	-	50,000
Total current assets	-	470,463

Goodwill	-	3,299,566
Total assets	$-	$3,770,029

Liabilities of discontinued segment:

Accounts payable	$-	$110,373
Accrued expenses	-	125,130
Advances payable to related party	-	30,590
Total liabilities	$-	$266,093

CELLULAR BIOMEDICINE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

Amounts presented for the years ended December 31, 2014 and 2013, have been reclassified to conform to the current presentation. The following table provides the amounts reclassified for the years ended December 31, 2014 and 2013:

	For the Year Ended
	December 31,
	2014	2013
Amounts reclassified:
Consulting revenue	$1,612,746	$3,864,586
Consulting operating expenses	(1,352,189)	(1,308,488)
Selling and marketing	(27,673)	(70,069)
Impairment expense	(3,299,566)	(4,258,967)
Other income (expense)	(1,725)	(321,130)
Income tax provision	(50,745)	(344,446)
Total amount reclassified as discontinued operations	$(3,119,152)	$(2,438,514)

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

CELLULAR BIOMEDICINE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

The Company has aggregated the financial information of CBMG Shanghai in the table below. The aggregate carrying value of CBMG Shanghai’s assets and liabilities (after elimination of intercompany transactions and balances) in the Company’s consolidated balance sheets as of December 31, 2014 and 2013 are as follows:

	December 31,	December 31,
	2014	2013
Assets
Cash	$3,496,678	$9,100
Accounts receivable	141,029	-
Other receivable	127,280	50,383
Inventory	215,152	26,526
Prepaid expenses	193,613	33,015
Other current assets	109,777	84,661
Total current assets	4,283,529	203,685

Property, plant and equipment, net	1,055,648	772,872
Intangibles	42,779	54,793
Long-term prepaid expenses and other assets	126,503	-
Total assets	$5,508,459	$1,031,350

Liabilities
Liabilities:
Accounts payable	$10,572	$24,868
Other payable	714,309	268,301
Payroll accrual	273,599	74,384
Tax payable	-	20,150
Total current liabilities	$998,480	$387,703

Other non-current liabilities	436,346	-
Total liabilities	$1,434,826	$387,703

NOTE 7 – OTHER CURRENT ASSETS

Other Receivables

The Company pays deposits on various items relating to office expenses. Management has classified these deposits as receivables as the intention is to recover these deposits in less than 12 months. As of December 31, 2014 and 2013 the amounts of other receivables was $135,957 and $78,521, respectively.

CELLULAR BIOMEDICINE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013
NOTE 8 – INVENTORY

At December 31, 2014 and 2013, inventory consisted of the following:

	December 31, 2014	December 31, 2013
Raw materials	$128,665	$27,979
Work in progress	89,164	-
Finished goods	154,420	91,140
	$372,249	$119,119

NOTE 9 – PROPERTY, PLANT AND EQUIPMENT

As of December 31, 2014 and 2013, property, plant and equipment, carried at cost, consisted of the following:

	December 31, 2014	December 31, 2013

Office equipment	$16,842	$17,100
Manufacturing equipment	1,518,718	775,449
Computer equipment	73,888	38,147
Leasehold improvements	1,414,475	1,049,889
Construction work in process	-	18,645
	3,023,923	1,899,230
Less: accumulated depreciation	(1,743,513)	(884,425)
	$1,280,410	$1,014,805

Depreciation expense for the years ended December 31, 2014, and 2013 was $586,679 and $495,029 respectively.

CELLULAR BIOMEDICINE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

NOTE 10 – INVESTMENTS

Assets measured at fair value on a recurring basis as of December 31, 2014 and 2013 are summarized as follows:

December 31, 2014	Cost	Gross Unrealized Gains	Gross Unrealized Losses more than 12 months	Gross Unrealized Losses less than 12 months	Market or Fair Value
Equity position in Alpha Lujo, Inc.	$251,388	$42,846	$-	$-	$294,234
Equity position in Arem Pacific Corporation	5,030,000	1,370,000	-	-	6,400,000
Equity position in Wonder International Education & Investment Group Corporation	191,799	-	-	-	191,799
Total	$5,473,187	$1,412,846	$-	$-	$6,886,033

December 31, 2013	Cost	Gross Unrealized Gains	Gross Unrealized Losses more than 12 months	Gross Unrealized Losses less than 12 months	Market or Fair Value
Equity position in Alpha Lujo, Inc.	$171,388	$-	$-	$(64,270)	$107,118
Equity position in Arem Pacific Corporation	3,500,000	-	-	-	3,500,000
Equity position in Wonder International Education & Investment Group Corporation	1,627,239	-	-	(128,466)	1,498,773
Total	$5,298,627	$-	$-	$(192,736)	$5,105,891

The Company tracks each investment with an unrealized loss and evaluate them on an individual basis for other-than-temporary impairments, including obtaining corroborating opinions from third party sources, performing trend analysis and reviewing management’s future plans.  When investments have declines determined by management to be other-than-temporary the Company recognizes write downs through earnings.  Impairment of investments expense for the year ended December 31, 2014 was $1,427,840.  No such expense existed for the year ended December 31, 2013.

CELLULAR BIOMEDICINE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

NOTE 11– FAIR VALUE ACCOUNTING

Assets measured at fair value on a recurring basis as of December 31, 2014 and 2013 are summarized as follows:

	As of December 31, 2014
	Fair Value Measurements at Reporting Date Using:
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Equity position in Alpha Lujo, Inc.	$294,234	$-	$294,234	$-
Equity position in Arem Pacific Corporation	6,400,000	-	6,400,000	-
Equity position in Wonder International Education & Investment Group Corporation	191,799	-	191,799	-
	$6,886,033	$-	$6,886,033	$-

	As of December 31, 2013
	Fair Vaue Measurements at Reporting Date Using:
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Equity position in Alpha Lujo, Inc.	$107,118	$-	$107,118	$-
Equity position in Arem Pacific Corporation	3,500,000	-	3,500,000	-
Equity position in Wonder International Education & Investment Group Corporation	1,498,773	-	1,498,773	-
	$5,105,891	$-	$5,105,891	$-

During the years ended December 31, 2014 and 2013, the Company received and continues to hold 3,000,000 and 5,000,000 respectively, shares of Arem Pacific Corporation as compensation for services performed by the Company's Consulting Segment. As of December 31, 2014 and 2013, the Company holds 2,942,350 and 2,142,350 respectively, shares in Alpha Lujo, Inc. and 2,131,105 and 2,141,105 shares in Wonder International Education and Investment Group Corporation, respectively.  All available-for-sale investments held by the Company at December 31, 2014 and 2013 have been valued based on level 2 inputs.  Available-for-sale securities classified within level 2 of the fair value hierarchy are valued utilizing pricing reports from independent third party pricing service.

Due to the limited trading and non-reporting of all three of  these companies, we have reclassified these assets to be a level 2 fair value valuation as of December 31, 2014 and 2013.

NOTE 12– INTANGIBLE ASSETS

Intangible assets that are subject to amortization are reviewed for potential impairment whenever events or circumstances indicate that carrying amounts may not be recoverable. Assets not subject to amortization are tested for impairment at least annually. The Company evaluates the continuing value of the intangibles at each balance sheet date and records write-downs if the continuing value has become impaired. An impairment is determined to exist if the anticipated undiscounted future cash flow attributable to the asset is less than its carrying value. The asset is then reduced to the net present value of the anticipated future cash flow.

CELLULAR BIOMEDICINE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

As of December 31, 2014 and 2013, intangible assets, consisted of the following:

Patents
	December 31, 2014	December 31, 2013
Cost basis	$11,404,730	$1,020,577
Less: accumulated amortization	(289,758)	(475,381)
	$11,114,972	$545,196

Software
	December 31, 2014	December 31, 2013
Cost basis	$65,848	$57,031
Less: accumulated amortization	(24,144)	(12,479)
	$41,704	$44,552

Trademark
	December 31, 2014	December 31, 2013
Cost basis	$-	$11,708
Less: accumulated amortization	-	-
	$-	$11,708

Total intangibles, net	$11,156,676	$601,456

All software is provided by a third party vendor, is not internally developed, and has an estimated useful life of 5 years. Patents are amortized using an estimated useful life of 5 to 10 years. Amortization expense for the years ended December 31, 2014 and 2013 was $603,826 and $346,206, respectively. Estimated amortization expense for each of the ensuing years are as follows for the years ending December 31:

Years ending December 31,	Amount
2015	$1,156,133
2016	1,156,133
2017	1,156,133
2018	1,150,437
2019 and thereafter	6,537,840
$11,156,676

CELLULAR BIOMEDICINE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

NOTE 13– LEASES

The Company leases facilities under non-cancellable operating lease agreements.  These facilities are located in the United States, Hong Kong and China.  The Company recognizes rent expense on a straight-line basis over the life of the lease period.  Rent expense under operating leases for the years ended December 31, 2014 and 2013 was approximately $576,000 and $454,000, respectively.

As of December 31, 2014, the Company has the following future minimum lease payments due under the foregoing lease agreements:

Years ending December 31,	Amount
2015	$711,153
2016	515,654
$1,226,807

NOTE 14– RELATED PARTY TRANSACTIONS

The net balance due to related parties is $36,254 as of December 31, 2014, representing $6,037 for combined advances from the Company’s executives and $30,217 to a subsidiary of Global Health Investment Holdings Ltd. (“Global Health”).  Prior to August 26, 2014, Global Health was the Company’s largest shareholder.  On August 26, 2014 Global Health Investment Holdings Ltd. disseminated its CBMG shareholdings, on a pro rata basis, to its shareholders. The net balance due to related parties was $67,999 as of December 31, 2013, representing $37,784 for combined advances from the Company’s executives and $30,215 to a subsidiary of Global Health, CBMG’s largest shareholder.

The Company received income from the Subsidiaries of Global Health for cell kits with cell processing and storage for the year ended December 31, 2014 and 2013, of approximately $179,000 and $204,900, respectively.

During the year ended December 31, 2013, the Company paid $1,493,439 to the executives of its consulting segment subsidiary, Eastbridge Sub, to settle all outstanding accrued compensation liabilities, no such settlement of accrued compensation existed for the year ended December 31, 2014.

NOTE 15– EQUITY

ASC Topic 505 Equity paragraph 505-50-30-6 establishes that share-based payment transactions with nonemployees shall be measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.

In March 2014, the Company entered into several Subscription Agreements with selected investors (the “Purchasers”) that met the criteria as “Accredited Investors” as defined in Rule 501(a) of Regulation D under the Securities Act of 1933 (the “Act”), and other investors who met the criteria as “non-U.S. persons” who agreed to comply with the applicable requirements of Regulation S under the Act. As a result of these transactions, the Company issued to the purchasers an aggregate of 194,029 shares of common stock, at a price per share of $6.70 for an aggregate purchase price of approximately $1,220,000.

In June 2014, the Company entered into several Subscription Agreements with selected investors that met the criteria as “non-U.S. persons” who agreed to comply with the applicable requirements of Regulation S under the Act. As a result of these transactions, the Company issued to the purchasers an aggregate of 1,492,537 shares of common stock, at a price per share of $6.70 for an aggregate purchase price of approximately $10,000,000.  Certain warrants were issued to the placement agent in this offering.  These warrants were all exercised in the year ended December 31, 2014 and 17,765 shares of common stock were issued.

The Company issued to the lead investor in the June 2014 financing, a three-year option to purchase up to 1,000,000 shares of common stock at $8.00 per share.  Pursuant to the terms of the option, if at any time after 18 months following the date of issuance, the daily volume-weighted average price of the Company’s common stock exceeds $12.00 for a consecutive 20 trading days, the Company shall have the right to require the holder to exercise the option in full.  In December 2014, the Company received approximately $8,000,000 as this agreement was exercised fully.

CELLULAR BIOMEDICINE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

In September 2014, the Company entered into several agreements with selected parties for the purchase of Agreen and patents as described in Note 4. As a result of these transactions, the Company issued an aggregate of 828,522 shares of common stock, at a price per share of $19.238 for an aggregate price of approximately $15,939,000.

In December 2014, the Company issued 39,260 shares as a finder fee to the Agreen acquisition. In connection with this issuance the Company recorded expense of approximately $480,000.  The share price on the date of this signed agreement was $12.22 and was used to calculate number of shares to issue.

During the year ended December 31, 2014, the Company issued 13,413 shares of common stock, to officers of the Company for services rendered. The Company expensed $207,201 in connection with these issuances based on the quoted market prices on the dates of issuance.

During the years ended December 31, 2014 and 2013, the Company expensed $1,742,703 and $792,645, respectively, associate with unvested restricted and option awards that generally vest over a three year period.

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

On July 24, 2013, the Company entered into a Subscription Agreement with selected investors that met the criteria as “Accredited Investors” as defined in Rule 501(a) of Regulation D under the Securities Act of 1933, and other investors who met the criteria as “non-U.S. persons” who agreed to comply with the applicable requirements of Regulation S under the Act. The Company offered to sell up to an aggregate of 1,194,030 shares of the Company’s common stock. During the three months ended September 30, 2013, the Company issued to the Purchasers an aggregate of 597,763 shares of common stock at a price per share of $6.70 for an aggregate purchase price of $4,005,072.

On December 13, 2013, the Company entered into several Subscription Agreements with selected investors that met the criteria as “Accredited Investors” as defined in Rule 501(a) of Regulation D under the Securities Act of 1933, and other investors who met the criteria as “non-U.S. persons” who agreed to comply with the applicable requirements of Regulation S under the Act. As a result of these transactions, the Company issued to the Purchasers an aggregate of 837,105 shares of common stock, at a price per share of $6.70 for an aggregate purchase price of $5,608,024.

NOTE 16 – COMMITMENTS AND CONTINGENCIES

Executive Employment Agreements

At the close of the merger with CBMG BVI, the Company entered into executive employment agreements with each of Wen Tao (Steve) Liu, Wei (William) Cao and Andrew Chan (the “New Officers”) dated February 6, 2013 (each an “Employment Agreement,” collectively, the “Employment Agreements”). Pursuant to Amendment 1 to the Employment Agreement, Andrew Chan will receive an annual base salary of $200,000. Pursuant to Board of Directors (“BOD”) Minutes dated September 29, 2013, Steve Liu and William Cao will receive an annual base salary of $200,000 and $225,000, respectively. The New Officers are also eligible to participate in the Company’s Amended and Restated 2011 Incentive Stock Option Plan (the “2011 Plan”) and receive an option grant thereunder for the purchase of common stock of the Company at the discretion of the board of directors of the Company (the “Board”). The term of the New Officers’ employment agreements are effective as of February 6, 2013 and continue for three years thereafter. After the three year term, if the New Officers continue to be employed, they will be employed on an at-will basis and their agreements shall automatically renew for successive one year terms, until and unless their employment is terminated.

 CELLULAR BIOMEDICINE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

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

On May 1, 2014 the Company revised Wen Tao (Steve) Liu’s agreement (the “Wen Tao Employment Agreement”).  Pursuant to the Wen Tao Employment Agreement, Steve Liu will receive an annual base salary of $150,000 as part-time Executive Chairman.

Discontinued Operations Plan

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

Collaboration Agreement

Part of AG’s business (see Note 4) includes a collaboration agreement to establish and operate a biologic treatment center in the Jilin province of China.  Under the terms of the agreement, AG’s collaborative partner funded the development of the center and provides certain ongoing services.  In exchange, the partner receives preferred repayment of all funds that were invested in the development, 60% of the net profits until all of the invested funds are repaid, and 40% of the net profits thereafter, and the rights to the physical assets at the conclusion of the agreement.  We are accounting for this transaction in accordance with ASC 808 Collaborative Arrangements and have reflected all assets and liabilities of the treatment center.  While a liability exists for the amounts to be repaid to the partner for the initial funding, no liability has been recognized for the partner’s rights to the assets upon the conclusion of the agreement as there is no specified termination date to the agreement.

NOTE 17 – STOCK BASED COMPENSATION

Our stock-based compensation arrangements include grants of stock options and restricted stock awards under the Stock Option Plan (the “2009 Plan”,“2011 Plan”, and the “2013 Plan”), and certain awards granted outside of these plans. The compensation cost that has been charged against income related to stock-based compensation (including shares issued for services and expense true-ups and reversals described in Note 15) for the years ended December 31, 2014 and 2013 was $1,949,904 and $1,529,297, respectively, and is included in general and administrative expense in our Consolidated Statements of Operations. As of December 31, 2014, there was $7,642,709 all unrecognized compensation cost related to an aggregate of 1,048,961 of non-vested stock option awards and $97,748 related to an aggregate of 7,115 of non-vested restricted stock awards.  These costs are expected to be recognized over a weighted-average period of 1.84 years for the stock options awards and 0.8 years for the restricted stock awards.

During the year ended December 31, 2014, the Company issued options under the 2011 and 2013 Plans to purchase an aggregate of 795,500 shares of the Company’s common stock to officers, directors and employees. The grant date fair value of these options was $6,884,822 using Black-Scholes option valuation models with the following assumptions: exercise price equal to the grant date stock price of $5.00 to $28.49, volatility 112% to 130%, expected life 6.0 years, and risk-free rate of 1.77% to 2.08%. The Company is expensing these options on a straight-line basis over the requisite service period.

CELLULAR BIOMEDICINE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

The following table summarizes stock option activity as of December 31, 2014 and 2013:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Outstanding at December 31, 2013	705,073	$4.19	9.2	$735,132
Grants	795,500	10.53
Forfeitures	(71,750)	5.06
Exercises	(3,650)	5.31
Outstanding at December 31, 2014	1,425,173	$7.37	8.9	$11,065,770

Vested and exercisable at December 31, 2014	376,212	$4.18	8.5	$3,730,238

	Exercise	Number of Options
	Price	Outstanding	Exercisable

	$3.00 - $4.95	350,883	153,662
	$5.00 - $9.19	810,990	222,550
	$14.50+	263,300	-
		1,425,173	376,212

The aggregate intrinsic value for stock options outstanding and exercisable is defined as the positive difference between the fair market value of our common stock and the exercise price of the stock options. As of December 31, 2014, we expect to recognize approximately $7,640,000 of stock-based compensation for our outstanding options over a weighted-average period of 1.7 years.

Cash received from option exercises under all share-based payment arrangements for the year ended December 31, 2014 was $19,387.  No options were exercised in 2013.

NOTE 18 – NET INCOME (LOSS) PER SHARE

Basic and diluted net loss per common share is computed on the basis of our weighted average number of common shares outstanding, as determined by using the calculations outlined below:

	For the Year Ended
	December 31,
	2014	2013

Loss from continuing operations	$(12,355,459)	$(11,358,519)

Loss on discontinued operations	$(3,119,152)	$(2,438,514)

Net loss	$(15,474,611)	$(13,797,033)

Weighted average shares of common stock	8,627,094	5,792,888
Dilutive effect of stock options	-	-
Restricted stock vested not issued	-	-
Common stock and common stock equivalents	8,627,094	5,792,888

Loss from continuing operations per basic share	$(1.43)	$(1.96)
Loss from continuing operations per diluted share	$(1.43)	$(1.96)

Loss on discontinued operations per basic share	$(0.36)	$(0.42)
Loss on discontinued operations per diluted share	$(0.36)	$(0.42)

Net loss per basic share	$(1.79)	$(2.38)
Net loss per diluted share	$(1.79)	$(2.38)

CELLULAR BIOMEDICINE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

The calculation of diluted net income per common share excludes the effects of 590,545 outstanding stock options for the year ended December 31, 2014 as the impact of these options was anti-dilutive. There were 2,310 anti-dilutive share equivalents for the year ended December 31, 2013.

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

The Company considers all available evidence to determine whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become realizable. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carry-forward periods), and projected taxable income in assessing the realizability of deferred tax assets. In making such judgments, significant weight is given to evidence that can be objectively verified. Based on all available evidence, in particular our three-year historical cumulative losses, recent operating losses and U.S. pre-tax loss for the fiscal year ending December 31, 2014, we recorded a valuation allowance against our U.S. net deferred tax assets. In order to fully realize the U.S. deferred tax assets, we will need to generate sufficient taxable income in future periods before the expiration of the deferred tax assets governed by the tax code.

The following represent components of the current tax expense for the year ended December 31, 2014 and 2013.

	December 31,	December 31,
	2014	2013
Current tax expense:
US federal	$41,798	$339,856
US state	8,947	4,590
	$50,745	$344,446

The following represent components of net deferred tax assets at December 31, 2014 and 2013:

	December 31,	December 31,
	2014	2013
Deferred tax assets:
Net operating loss carry forwards (offshore)	$4,343,930	$2,811,207
Net operating loss carry forwards (US)	1,823,432	-
Accrued compensation (US)	581,129	294,127
Stock options (US)	1,217,927	1,909,635
Investments (US)	599,332	-

Deferred tax liabilities	-	-

Subtotal	8,565,750	5,014,969
Less: valuation allowance	(8,565,750)	(5,014,969)
Net deferred tax asset	$-	$-

CELLULAR BIOMEDICINE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

In each period since inception, the Company has recorded a valuation allowance for the full amount of net deferred tax assets, as the realization of deferred tax assets is uncertain. As a result, the Company has not recorded any federal or state income tax benefit in the consolidated statements of operations and comprehensive income (loss).

As of December 31, 2014, the Company had net operating loss carryforwards of $4.3 million for U.S federal purposes, $4.3 million for U.S. state purposes, and $17.4 million for Chinese income tax purposes such losses are set to expire in 2034, 2034, and 2019 for U.S. federal, U.S. state and Chinese income tax purposes, respectively. All deferred income tax expense is offset by changes in the valuation allowance pertaining to the Company's existing net operating loss carryforwards.  The Company's effective tax rate differs from statutory rates of 35% for U.S. federal income tax purposes and 25% for Chinese income tax purposes due to the effects of the valuation allowance and certain permanent differences as it pertains to book-tax differences in the value of client shares received for services.

The following table summarizes a reconciliation of Income tax expense (benefit) for the year ended December 31, 2014 compared with the amounts at the U.S. federal statutory rate:

Effective Tax Rate Reconciliation
Federal tax	(35.00)%
State tax	0.04%
Goodwill impairment	7.49%
Foreign tax rate difference	13.91%
Other permanent difference	0.29%
Change in valuation allowance	13.59%

Provisional rate	0.32%

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

NOTE 20 – SUBSEQUENT EVENTS

On February 4, 2015, Cellular Biomedicine Group Ltd. (Shanghai) (“CBMG”), an operating subsidiary of Cellular Biomedicine Group Inc. (the “Company”), entered into a technology transfer agreement (the “Transfer Agreement”) with the Chinese PLA General Hospital PLAGH (also known as “301 Hospital”).

Pursuant to the terms of the Transfer Agreement, PLAGH agreed to transfer to CBMG all of its right, title and interest in and to certain technologies currently owned by PLAGH (including, without limitation, four technologies and their pending patent applications) that relate to genetic engineering of chimeric antigen receptor (CAR)-modified T cells and its applications (collectively, the “Technology”).  In addition, PLAGH is responsible for obtaining governmental approval for the clinical trial related to the Technology, and CBMG (Shanghai) is responsible for the costs and expenses in connection therewith.

In consideration for the Technology, CBMG agreed to pay to PLAGH the following: (i) RMB 3.2 million (approximately $512,000) within 5 business days following the date of the Transfer Agreement, (ii) RMB 6.8 million (approximately $1,109,000) within 5 business days following delivery by PLAGH to CBMG all the materials and documents related to the Technology, and (iii) RMB 2 million (approximately $320,000) within 5 business days following execution of clinical cooperation agreement between CBMG and PLAGH. The Transfer Agreement contains customary confidentiality and event of default provisions.

In March 2015, the Company initiated a financing transaction pursuant to which it would sell up to 526,316 shares of the Company’s common stock, to selected investors at $38 per share, for total gross proceeds of approximately $20,000,000. The Shares were sold pursuant to separate subscription agreements between the Company and each Investor. Up to the issuance of the financial statements, $20,000,000 (unaudited) were received from investors.