Form 10-K/A
period 2014-12-31
Cellular Biomedicine Group, Inc.
filed 2015-04-13
CIK 1378624

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

———————
FORM 10-K /A
Amendment No. 1
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

Documents Incorporated By Reference –None

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-K (this “Amendment”) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2014 originally filed on March 31, 2015 (the “Original Filing”) by Cellular Biomedicine Group, Inc., a Delaware corporation (“we,” “us,” “our”, “CBMG”, the “Company”, or “our company”). We are filing this Amendment to include the signature of our Independent Registered Public Accounting Firm to its report on our financial statements (the “Report”) on page F-1 of the Amendment and to its consent (the “Consent”) on Exhibit 23.1 of the Amendment, which signatures were inadvertently omitted from the Report and Consent contained in the Original Filing.

Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing. Accordingly, this Amendment should be read in conjunction with our Original Filing and our other filings made the SEC subsequent to the filing of the Form 10-K.

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

Registrant	Cellular Biomedicine Group, Inc.

Date: April 10, 2015	By:	/s/ Wei (William) Cao
Wei (William) Cao
Chief Executive Officer (Principal Executive Officer)

Date: April 10, 2015	By:	/s/ Bizuo (Tony) Liu
Bizuo (Tony) Liu
Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

 Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Wen Tao (Steve) Liu	Chairman of the Board of Directors and President – North America	April 10, 2015
Wen Tao (Steve) Liu

/s/Wei (William) Cao	Chief Executive Officer and Director	April 10, 2015
Wei (William) Cao	(principal executive officer)

/s/ Bizuo (Tony) Liu	Chief Financial Officer and Secretary	April 10, 2015
Bizuo (Tony) Liu	(principal financial and accounting officer)

/s/ Andrew Chan	Senior Vice President, Corporate Business Development	April 10, 2015
Andrew Chan

/s/ Terry A. Belmont	Director	April 10, 2015
Terry A. Belmont

/s/ David Bolocan	Director	April 10, 2015
David Bolocan

/s/ Gerardus A. Hoogland	Director	April 10, 2015
Gerardus A. Hoogland

/s/ Nadir Patel	Director	April 10, 2015
Nadir Patel

/s Chun Kwok Alan Au	Director	April 10, 2015
Chun Kwok Alan Au

/s/ Guotong Xu	Director	April 10, 2015
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

/s/ BDO USA, LLP
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