Form 10-Q
period 2015-03-31
Cellular Biomedicine Group, Inc.
filed 2015-05-15
CIK 1378624

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

As of May 5, 2015, there were 11,514,961 shares of common stock, par value $.001 per share issued and outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

 CELLULAR BIOMEDICINE GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
AS OF MARCH 31, 2015 AND DECEMBER 31, 2014

	March 31,	December 31,
	2015	2014

Assets
Cash and cash equivalents	$31,144,667	$14,770,584
Accounts receivable	339,973	141,029
Other receivables	190,919	135,957
Inventory	277,868	372,249
Prepaid expenses	641,906	565,299
Other current assets	-	110,347
Total current assets	32,595,333	16,095,465

Investments	4,187,676	6,886,033
Property, plant and equipment, net	1,382,983	1,280,410
Goodwill	7,678,789	7,678,789
Intangibles, net	10,868,067	11,156,676
Long-term prepaid expenses and other assets	1,226,054	587,729
Total assets (1)	$57,938,902	$43,685,102

Liabilities and Stockholders' Equity

Liabilities:
Accounts payable	$160,174	$426,917
Accrued expenses	2,216,612	2,074,384
Taxes payable	588,233	814,288
Advances payable to related party	-	36,254
Other current liabilities	2,066,895	724,479
Total current liabilities	5,031,914	4,076,322

Other non-current liabilities	239,328	452,689
Total liabilities (1)	5,271,242	4,529,011

Commitments and Contingencies (note 14)

Stockholders' equity:

Preferred stock, par value $.001, 50,000,000 shares authorized; none issued and outstanding as of March 31, 2015 and December 31, 2014, respectively	-	-

Common stock, par value $.001, 300,000,000 shares authorized; 11,514,021 and 10,990,335 issued and outstanding as of March 31, 2015 and December 31, 2014, respectively	11,514	10,990
Additional paid in capital	95,814,194	75,467,316
Accumulated deficit	(42,177,761)	(37,890,590)
Accumulated other comprehensive income (loss)	(980,287)	1,568,375
Total stockholders' equity	52,667,660	39,156,091

Total liabilities and stockholders' equity	$57,938,902	$43,685,102
_______________
(1)
The Company’s consolidated assets as of March 31, 2015 and December 31, 2014 included $5,533,855 and $5,508,459, respectively, of assets of variable interest entities, or VIEs, that can only be used to settle obligations of the VIEs.  Each of the following amounts represent the balances as of March 31, 2015 and December 31, 2014, respectively.  These assets include cash and cash equivalents of $2,674,321 and $3,496,678; accounts receivable of $339,973 and $141,029; other receivables of $141,189 and $127,280; inventory of $118,660 and $215,152; prepaid expenses of $259,015 and $193,613; other current assets of $ nil and $109,777; property, plant and equipment, net, of $1,178,703 and $1,055,648; intangibles of $39,674 and $42,779; and long-term prepaid expenses and other assets of $782,320 and $126,503.  The Company’s consolidated liabilities as of March 31, 2015 and December 31, 2014 included $1,318,488 and $1,434,826, respectively, of liabilities of the VIEs whose creditors have no recourse to the Company.   These liabilities include accounts payable of $53,262 and $10,572; other payables of $628,076 and $714,309; payroll accrual of $414,103 and $273,599; and other non-current liabilities of $223,047 and $436,346. See further description in Note 4, Variable Interest Entities.

The accompanying notes are an integral part of these condensed consolidated financial statements.

CELLULAR BIOMEDICINE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

	For the Three Months Ended
	March 31,
	2015	2014

Net sales and revenue	$603,390	$61,051

Operating expenses:
Cost of sales	458,984	40,600
General and administrative	3,483,866	1,382,513
Selling and marketing	101,407	21,359
Research and development	734,484	498,147
Impairment of investments	123,428	-
Total operating expenses	4,902,169	1,942,619
Operating loss	(4,298,779)	(1,881,568)

Other income (expense):
Interest income	15,111	225
Other income (expense)	(2,703)	20,137
Total other income	12,408	20,362
Loss from continuing operations before taxes	(4,286,371)	(1,861,206)

Income taxes provision	(800)	-

Loss from continuing operations	(4,287,171)	(1,861,206)

Profit on discontinued operations, net of taxes	-	1,414,675

Net loss	$(4,287,171)	$(446,531)
Other comprehensive income (loss):
Cumulative translation adjustment	19,609	(11,813)
Unrecognized loss on investments	(2,568,271)	(521,448)
Total other comprehensive loss:	(2,548,662)	(533,261)

Comprehensive loss	$(6,835,833)	$(979,792)

Loss per share for continuing operations:
Basic	$(0.39)	$(0.25)
Diluted	$(0.39)	$(0.25)

Earnings per share for discontinued operations:
Basic	$-	$0.19
Diluted	$-	$0.19

Net loss per share:
Basic	$(0.39)	$(0.06)
Diluted	$(0.39)	$(0.06)

Weighted average common shares outstanding:
Basic	11,039,208	7,494,815
Diluted	11,039,208	7,494,815

The accompanying notes are an integral part of these condensed consolidated financial statements.

CELLULAR BIOMEDICINE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

	For the Three Months Ended
	March 31,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,287,171)	$(446,531)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	439,242	217,064
Loss on disposal of assets	-	12,313
Stock based compensation expense	1,719,458	279,445
Amortisation of deferred stock compensation	-	35,358
Other than temporary impairment on investments	123,428	-
Realized losses from sale of investments	5,178	5,203
Value of stock received for services	-	(1,610,000)
Changes in operating assets and liabilities:
Accounts receivable	(198,944)	(24,000)
Other receivables	(38,463)	(72,382)
Inventory	94,381	(14,570)
Prepaid expenses	(81,602)	(120,425)
Other current assets	110,346	3,357
Investments	-	5,200
Long-term prepaid expenses and other assets	(44,340)	(300,186)
Accounts payable	(266,744)	(36,524)
Accrued expenses	142,276	(217,100)
Advances payable to related party	(30,216)	-
Other current liabilities	346,585	(95,567)
Taxes payable	(226,055)	-
Other non-current liabilities	(213,254)	-
Net cash used in operating activities	(2,405,895)	(2,379,345)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceed from sale of investments, net of issuance cost paid	1,480	-
Purchases of intangibles	(569,828)	-
Purchases of assets	(179,293)	(19,342)
Net cash used in investing activities	(747,641)	(19,342)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from the issuance of common stock	19,564,846	1,221,980
Proceeds from exercise of stock options	26,590	-
Repayment of advance from affiliate	-	(33,457)
Net cash provided by financing activities	19,591,436	1,188,523

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(63,817)	(7,747)

INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	16,374,083	(1,217,911)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	14,770,584	7,175,215
CASH AND CASH EQUIVALENTS, END OF PERIOD	$31,144,667	$5,957,304

SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for income taxes	$(226,855)	$-

 The accompanying notes are an integral part of these condensed consolidated financial statements.

CELLULAR BIOMEDICINE GROUP, INC.
FOR THE THREE MONTHS ENDED March 31, 2015 AND 2014
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF BUSINESS

As used in this quarterly report, "we", "us", "our", "CBMG", "Company" or "our company" refers to Cellular Biomedicine Group, Inc. and, unless the context otherwise requires, all of its subsidiaries and variable interest entities.

Overview

Cellular Biomedicine Group, Inc. is a biomedicine company, principally engaged in the development of new treatments for cancerous and degenerative diseases utilizing proprietary cell-based technologies.  Our technology includes two major cell platforms: (i) Immune Cell therapy for treatment of a broad range of cancers using Tcm, TCR clonality, Chimeric Antigen Receptor T cell (“CAR-T”) and anti-PD-1 technologies, and (ii) human adipose-derived mesenchymal progenitor cells (“haMPC”) for treatment of joint and autoimmune diseases, with primary research and manufacturing facilities in China.

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

From February 6, 2013 to June 23, 2014, we operated the Company in two separate reportable segments: (i) Biomedicine Cell Therapy (“Biomedicine”); and (ii) Financial Consulting (“Consulting”).  The Consulting segment was conducted through EastBridge Sub.  On June 23, 2014, the Company announced the discontinuation of the Consulting segment as it no longer fit into management’s long-term strategy and vision.  The Company is now focusing resources on becoming a biotechnology company bringing therapies to improve the health of patients in China.

On September 26, 2014, the Company completed its acquisition of Agreen Biotech Co. Ltd. ("AG") and the U.S. patent held by AG’s founder.

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

NOTE 2 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”) for reporting on Form 10-Q. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements herein. The unaudited Condensed Consolidated Financial Statements herein should be read in conjunction with the historical consolidated financial statements of the Company for the years ended December 31, 2014 and 2013 included in our Annual Report on Form 10-K for the year ended December 31, 2014. Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

Principles of Consolidation

Our unaudited condensed consolidated financial statements reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of our financial position and results of operations.  Such adjustments are of a normal recurring nature, unless otherwise noted.  The balance sheet as of March 31, 2015 and the results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results to be expected for any future period.

Our unaudited condensed consolidated financial statements are prepared in accordance with U.S. GAAP.  These accounting principles require us to make certain estimates, judgments and assumptions that affect the reported amounts if assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  We believe that the estimates, judgments and assumptions are reasonable, based on information available at the time they are made.  Actual results could differ materially from those estimates.

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

In April 2014, the FASB issued ASU 2014-08. The amendments in this ASU modify the requirements for the reporting of discontinued operations. In order to qualify as a discontinued operation, the disposal of a component of an entity, a group of components, or a business of an entity must represent a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. The ASU further indicates that the timing for recording a discontinued operation is when one of the following occurs: the component, group of components, or business meets the criteria to be classified as held-for-sale; the component, group of components, or business is disposed of by sale; or the component, group of components, or business is disposed of other than by sale (for example abandonment or spinoff). In addition, the ASU also requires additional disclosure items about an entity’s discontinued operations. The amendments are effective for us beginning on January 1, 2015. The amendments are to be applied prospectively solely to newly identified disposals that qualify as discontinued operations after the effective date. Items previously reported as discontinued operations will maintain their classification based on the prior guidance. Early adoption is permitted, but only for disposals that have not been previously reported as discontinued operations in previously issued financial statements. We had adopted this amendments from January 1, 2015 and see note 3 for related disclosure.

NOTE 3 – DISCONTINUED OPERATIONS

On June 23, 2014, at a Board of Directors meeting, the Company approved the discontinuation of all activities of the Consulting segment. Accordingly, based on management’s intent at June 30, 2014, the Company discontinued the Consulting segment.

The Company had liquidated all of the Consulting segment’s remaining assets and settled all related liabilities as of December 31, 2014.

Amounts presented for the three months ended March 31, 2015 and 2014, have been reclassified to conform to the current presentation. The following table provides the amounts reclassified for the three months ended March 31, 2015 and 2014:

	Three Months Ended
	March 31,
	2015	2014
Amounts reclassified:
Consulting revenue	$-	$1,636,746
Consulting operating expenses	-	(207,206)
Selling and marketing	-	(9,706)
Other income (expense)	-	(5,159)
Total amount reclassified as discontinued operations	$-	$1,414,675

NOTE 4 – VARIABLE INTEREST ENTITIES

VIEs are those entities in which a company, through contractual arrangements, bears the risk of, and enjoys the rewards normally associated with ownership of the entity, and therefore the Company is the primary beneficiary of the entity. Cellular Biomedicine Group Ltd (Shanghai) (“CBMG Shanghai”) and its subsidiaries are variable interest entities (VIEs), through which the Company conducts stem cell research and clinical trials in China. The shareholders of record for CBMG Shanghai are Cao Wei and Chen Mingzhe, who together own 100% of the equity interests in CBMG Shanghai. The initial capitalization and operating expenses of CBMG Shanghai are funded by our wholly foreign-owned enterprise (“WFOE”), Cellular Biomedicine Group Ltd. (Wuxi) (“CBMG Wuxi”). The registered capital of CBMG Shanghai is ten million RMB and was incorporated on October 19, 2011.

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

There are substantial uncertainties regarding the interpretation, application and enforcement of PRC laws and regulations, including but not limited to the laws and regulations governing our business or the enforcement and performance of our contractual arrangements. See our Annual Report on Form 10-K for year ended December 31, 2014 and 2013. The Company has not provided any guarantees related to CBMG Shanghai and no creditors of CBMG Shanghai have recourse to the general credit of the Company.

As the primary beneficiary of CBMG Shanghai, the Company consolidates in its financial statements the financial position, results of operations, and cash flows of CBMG Shanghai, and all intercompany balances and transactions between the Company and CBMG Shanghai are eliminated in the condensed consolidated financial statements.

The Company has aggregated the financial information of CBMG Shanghai and its subsidiaries in the table below. The aggregate carrying value of assets and liabilities of CBMG Shanghai and its subsidiaries (after elimination of intercompany transactions and balances) in the Company’s condensed consolidated balance sheets as of March 31, 2015 and December 31, 2014 are as follows:

	March 31,	December 31,
	2015	2014
Assets
Cash	$2,674,321	$3,496,678
Accounts receivable	339,973	141,029
Other receivables	141,189	127,280
Inventory	118,660	215,152
Prepaid expenses	259,015	193,613
Other current assets	-	109,777
Total current assets	3,533,158	4,283,529

Property, plant and equipment, net	1,178,703	1,055,648
Intangibles	39,674	42,779
Long-term prepaid expenses and other assets	782,320	126,503
Total assets	$5,533,855	$5,508,459

Liabilities
Accounts payable	$53,262	$10,572
Other payables	628,076	714,309
Payroll accrual	414,103	273,599
Taxes payable	-	-
Total current liabilities	$1,095,441	$998,480

Other non-current liabilities	223,047	436,346
Total liabilities	$1,318,488	$1,434,826

NOTE 5 – OTHER RECEIVABLES

The Company pays deposits on various items relating to office expenses. Management has classified these deposits as receivables as the intention is to recover these deposits in less than 12 months. As of March 31, 2015 and December 31, 2014 the amounts of other receivables was $190,919 and $135,957, respectively.

NOTE 6 – INVENTORY

As of March 31, 2015 and December 31, 2014, inventory consisted of the following:

	March 31, 2015	December 31, 2014
Raw materials	$146,935	$128,665
Work in progress	-	89,164
Finished goods	130,933	154,420
	$277,868	$372,249

NOTE 7 – PROPERTY, PLANT AND EQUIPMENT

As of March 31, 2015 and December 31, 2014, property, plant and equipment, carried at cost, consisted of the following:

Fixed Asset Details

	March 31, 2015	December 31, 2014

Office equipment	$17,014	$16,842
Manufacturing equipment	1,551,723	1,518,718
Computer equipment	89,431	73,888
Leasehold improvements	1,454,734	1,414,475
Construction work in process	161,673	-
	3,274,575	3,023,923
Less: accumulated depreciation	(1,891,592)	(1,743,513)
	$1,382,983	$1,280,410

For the three months ended March 31, 2015 and 2014, depreciation expense was $154,809 and $130,392, respectively.

NOTE 8 – INVESTMENTS

The Company’s investments represent the investment in equity securities listed in Over-The-Counter (“OTC”) markets of the United States of America:

March 31, 2015	Cost	Gross Unrealized Gains/(losses)	Gross Unrealized Losses more than 12 months	Gross Unrealized Losses less than 12 months	Market or Fair Value
Equity position in Alpha Lujo, Inc.	$251,388	$(45,425)	$-	$-	$205,963
Equity position in Arem Pacific Corporation	5,030,000	(1,110,000)	-	-	3,920,000
Equity position in Wonder International Education & Investment Group Corporation	61,713	-	-	-	61,713
Total	$5,343,101	$(1,155,425)	$-	$-	$4,187,676

December 31, 2014	Cost	Gross Unrealized Gains/(losses)	Gross Unrealized Losses more than 12 months	Gross Unrealized Losses less than 12 months	Market or Fair Value
Equity position in Alpha Lujo, Inc.	$251,388	$42,846	$-	$-	$294,234
Equity position in Arem Pacific Corporation	5,030,000	1,370,000	-	-	6,400,000
Equity position in Wonder International Education & Investment Group Corporation	191,799	-	-	-	191,799
Total	$5,473,187	$1,412,846	$-	$-	$6,886,033

Net proceeds from sale of investments for the three months ended March 31, 2015 and 2014 was $1,480 and $ nil, respectively.  Net realized losses from sale of investments for the three months ended March 31, 2015 and 2014 was $5,178 and $ nil, respectively.

The unrealized holding loss for the investments that recognized in other comprehensive income for the three months ended March 31, 2015 and 2014 was $2,568,271 and $521,448, respectively.

The Company tracks each investment with an unrealized loss and evaluate them on an individual basis for other-than-temporary impairments, including obtaining corroborating opinions from third party sources, performing trend analysis and reviewing management’s future plans.  When investments have declines determined by management to be other-than-temporary the Company recognizes write downs through earnings.  Other-than-temporary impairment of investments for the three months ended March 31, 2015 and 2014 was $123,428 and $ nil, respectively.

NOTE 9 – FAIR VALUE ACCOUNTING

The Company has adopted ASC Topic 820, Fair Value Measurement and Disclosure, which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. It does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. It establishes a three-level valuation hierarchy of valuation techniques based on observable and unobservable inputs, which may be used to measure fair value and include the following:

Level 1 – Quoted prices in active markets for identical assets or liabilities.

Level 2 – Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Classification within the hierarchy is determined based on the lowest level of input that is significant to the fair value measurement.

The carrying value of financial items of the Company including cash and cash equivalents, accounts receivable, other receivables, accounts payable and accrued liabilities, approximate their fair values due to their short-term nature and are classified within Level 1 of the fair value hierarchy. The Company’s investments are classified within Level 2 of the fair value hierarchy because of the insufficient volatility of the three stocks traded in OTC market.

Assets measured at fair value within Level 2 on a recurring basis as of March 31, 2015 and December 31, 2014 are summarized as follows:

	As of March 31, 2015
	Fair Value Measurements at Reporting Date Using:
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Equity position in Alpha Lujo, Inc.	$205,963	$-	$205,963	$-
Equity position in Arem Pacific Corporation	3,920,000	-	3,920,000	-
Equity position in Wonder International Education & Investment Group Corporation	61,713	-	61,713	-
	$4,187,676	$-	$4,187,676	$-

	As of December 31, 2014
	Fair Vaue Measurements at Reporting Date Using:
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Equity position in Alpha Lujo, Inc.	$294,234	$-	$294,234	$-
Equity position in Arem Pacific Corporation	6,400,000	-	6,400,000	-
Equity position in Wonder International Education & Investment Group Corporation	191,799	-	191,799	-
	$6,886,033	$-	$6,886,033	$-

No shares were acquired in the three months ended March 31, 2015. During the three months ended March 31, 2014, the Company received 3,000,000 shares of Arem Pacific Corporation and 800,000 shares of Alpha Lujo, Inc. as compensation for services performed by the Company’s Consulting segment.

As of March 31, 2015 and December 31, 2014, the Company holds 8,000,000 and 8,000,000 respectively, shares in Arem Pacific Corporation, 2,942,350 and 2,942,350 respectively, shares in Alpha Lujo, Inc. and 2,057,131 and 2,131,105 shares in Wonder International Education and Investment Group Corporation, respectively.  All available-for-sale investments held by the Company at March 31, 2015 and December 31, 2014 have been valued based on level 2 inputs due to the limited trading of all three of these companies.  Available-for-sale securities classified within level 2 of the fair value hierarchy are valued utilizing pricing reports from an independent third party pricing service.

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

As of March 31, 2015 and December 31, 2014, intangible assets, net consisted of the following:

Patents & knowhow

	March 31, 2015	December 31, 2014
Cost basis	$11,404,656	$11,404,730
Less: accumulated amortization	(574,856)	(289,758)
	$10,829,800	$11,114,972

Software

	March 31, 2015	December 31, 2014
Cost basis	$65,599	$65,848
Less: accumulated amortization	(27,332)	(24,144)
	$38,267	$41,704

Total intangibles, net	$10,868,067	$11,156,676

All software is provided by a third party vendor, is not internally developed, and has an estimated useful life of five years. Patents and knowhow are amortized using an estimated useful life of three to ten years. Amortization expense for the three months ended March 31, 2015 and 2014 was $284,433 and $86,672, respectively.

Estimated amortization expense for each of the ensuing years are as follows for the years ending March 31:

Years ending March 31,	Amount
2016	$1,153,585
2017	1,153,585
2018	1,149,691
2019	1,142,263
2020 and thereafter	6,268,943
$10,868,067

NOTE 11 – LEASES

The Company leases facilities under non-cancellable operating lease agreements.  These facilities are located in the United States, Hong Kong and China.  The Company recognizes rental expense on a straight-line basis over the life of the lease period.  Rent expense under operating leases for the three months ended March 31, 2015 and 2014 was approximately $231,109 and $133,895, respectively.

As of March 31, 2015, the Company has the following future minimum lease payments due under the foregoing lease agreements:

Years ending March 31,	Amount
2016	$717,889
2017	342,718
$1,060,607

NOTE 12 – RELATED PARTY TRANSACTIONS

Prior to August 26, 2014, Global Health Investment Holdings Ltd. (“Global Health”) was the Company’s largest shareholder.  On August 26, 2014 Global Health disseminated its CBMG shareholdings, on a pro rata basis, to its shareholders. Global Health and its subsidiaries are no longer the Company’s affiliate since then. The net balance due to related parties is $36,254 as of December 31, 2014, representing $6,037 for combined advances from the Company’s executives and $30,217 to a subsidiary of Global Health.

The Company received income of $61,051 from the Subsidiaries of Global Health for cell kits with cell processing and storage for the three months ended March 31, 2014.

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

The Company issued to the lead investor in the June 2014 financing, a three-year option to purchase up to 1,000,000 shares of common stock at $8.00 per share.  Pursuant to the terms of the option, if at any time after 18 months following the date of issuance, the daily volume-weighted average price of the Company’s common stock exceeds $12.00 for a consecutive 20 trading days, the Company shall have the right to require the holder to exercise the option in full.  In December 2014, the Company received approximately $8,000,000 upon the exercise in full of this option.

In September 2014, the Company entered into several agreements with selected parties for the purchase of AG and patents. As a result of these transactions, the Company issued an aggregate of 828,522 shares of common stock, at a price per share of $19.238 for an aggregate price of approximately $15,939,000.

In December 2014, the Company issued 39,260 shares as a finder fee to the AG acquisition. In connection with this issuance the Company recorded expense of approximately $480,000.  The share price on the date of this signed agreement was $12.22 and was used to calculate number of shares to issue.

In March 2015, the Company closed a financing transaction pursuant to which it sold 515,786 shares of the Company’s common stock, to selected investors at $38 per share, for total gross proceeds of approximately $19,600,000. The shares were sold pursuant to separate subscription agreements between the Company and each investor. The Company incurred a finder fee of $979,992, equal to 5% of the gross proceeds from the investors that were introduced by such finders, which had been recorded as a reduce in equity.

During the three months ended March 31, 2015, the Company expensed $1,700,908 associate with unvested options awards and $18,550 associated with restricted common stock, respectively.

During the three months ended March 31, 2015, options for 7,900 underlying shares were exercised on a cash basis, 7,900 shares of the Company's common stock were issued accordingly.

NOTE 14 – COMMITMENTS AND CONTINGENCIES

Executive Employment Agreements

At the close of the merger with CBMG BVI, the Company entered into executive employment agreements with each of Wen Tao (Steve) Liu, Wei (William) Cao and Andrew Chan (the “New Officers”) dated February 6, 2013 (each an “Employment Agreement,” collectively, the “Employment Agreements”). Pursuant to Amendment 1 to the Employment Agreement, Andrew Chan will receive an annual base salary of $200,000. Pursuant to Board of Directors (“BOD”) Minutes dated September 29, 2013, Steve Liu and William Cao receive an annual base salary of $200,000 and $225,000, respectively. The New Officers are also eligible to participate in the Company’s Amended and Restated 2011 Incentive Stock Option Plan (the “2011 Plan”) and receive an option grant thereunder for the purchase of common stock of the Company at the discretion of the board of directors of the Company (the “Board”). The term of the New Officers’ employment agreements are effective as of February 6, 2013 and continue for three years thereafter. After the three year term, if the New Officers continue to be employed, they will be employed on an at-will basis and their agreements shall automatically renew for successive one year terms, until and unless their employment is terminated.

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

Capital commitments

As of March 31, 2015, the capital commitments of the Company are summarized as follows:

March 31, 2015

Contracts for acquisition of equipment being or to be executed	$20,968
Contracts for acquisition of intangible assets being or to be executed	1,887,272
$1,908,240

NOTE 15 – STOCK BASED COMPENSATION

Our stock-based compensation arrangements include grants of stock options and restricted stock awards under the Stock Option Plan (the “2009 Plan”,“2011 Plan”, “2013 Plan” and the “2014 Plan”), and certain awards granted outside of these plans. The compensation cost that has been charged against income related to stock-based compensation (including shares issued for services and expense true-ups and reversals described in Note 13) for the three months ended March 31, 2015 and 2014 was $1,719,458 and $279,445 respectively, and is included in general and administrative expense in our Consolidated Statements of Operations. As of March  31, 2015, there was $13,636,990 all unrecognized compensation cost related to an aggregate of 1,244,360 of non-vested stock option awards and $42,297 related to an aggregate of 7,116 of non-vested restricted stock awards.  These costs are expected to be recognized over a weighted-average period of 2.3 years for the stock options awards and 0.6 years for the restricted stock awards.

During the three months ended March 31, 2015, the Company issued options under the 2013 Plan and 2014 Plan of an aggregate of 475,279 shares of the Company’s common stock to officers, directors and employees. The grant date fair value of these options was $8,386,720 using Black-Scholes option valuation models with the following assumptions: exercise price equal to the grant date stock price of $5.00 to $20.63, volatility 96.00% to 99.25%, expected life 6.0 years, and risk-free rate of 1.39% to 1.81%. The Company is expensing these options on a straight-line basis over the requisite service period.

The following table summarizes stock option activity as of March 31, 2015 and December 31, 2014 and for the three months ended March 31, 2015:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Outstanding at December 31, 2014	1,425,173	$7.37	8.9	$11,065,770
Grants	475,279	15.94
Forfeitures	(6,500)	12.86
Exercises	(7,900)	5.45
Outstanding at March 31, 2015	1,886,052	$9.43	8.3	$41,549,725

Vested and exercisable at March 31, 2015	641,692	$4.75	8.3	$17,139,593

Exercise	Number of Options
Price	Outstanding	Exercisable

$3.00 - $4.95	350,883	274,495
$5.00 - $9.19	805,090	332,756
$12.91 +	730,079	34,441
	1,886,052	641,692

The aggregate intrinsic value for stock options outstanding is defined as the positive difference between the fair market value of our common stock and the exercise price of the stock options.

Cash received from option exercises under all share-based payment arrangements for the three months ended March 31, 2015 was $26,590.  No options were exercised in the same period 2014.

NOTE 16 – NET INCOME (LOSS) PER SHARE

Basic and diluted net loss per common share is computed on the basis of our weighted average number of common shares outstanding, as determined by using the calculations outlined below:
	For the Three Months Ended
	March 31,
	2015	2014

Loss from continuing operations	$(4,287,171)	$(1,861,206)

Profit on discontinued operations	$-	$1,414,675

Net loss	$(4,287,171)	$(446,531)

Weighted average shares of common stock	11,039,208	7,494,815
Dilutive effect of stock options	-	-
Restricted stock vested not issued	-	-
Common stock and common stock equivalents	11,039,208	7,494,815

Loss from continuing operations per basic share	$(0.39)	$(0.25)
Loss from continuing operations per diluted share	$(0.39)	$(0.25)

Earning on discontinued operations per basic share	$-	$0.19
Earning on discontinued operations per diluted share	$-	$0.19

	$(0.39)	$(0.06)
	$(0.39)	$(0.06)

Anti-dilutive share equivalents included 1,886,052 and 1,105,703 outstanding stock options as of March 31, 2015 and 2014, respectively.

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

The Company considers all available evidence to determine whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become realizable. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carry-forward periods), and projected taxable income in assessing the realizability of deferred tax assets. In making such judgments, significant weight is given to evidence that can be objectively verified. Based on all available evidence, in particular our three-year historical cumulative losses, recent operating losses and U.S. pre-tax loss for the three months ended March 31, 2015, we recorded a valuation allowance against our U.S. net deferred tax assets. In order to fully realize the U.S. deferred tax assets, we will need to generate sufficient taxable income in future periods before the expiration of the deferred tax assets governed by the tax code.

The following represent components of the current tax expense for the three months ended March 31, 2015 and 2014:

	For the Three Months Ended
	March 31,
	2015	2014
Current:
US federal	$-	$-
US state	800	-
Foreign	-	-
Total current tax expense	$800	$-
Deferred:
Federal	$-	$-
State	-	-
Foreign	-	-
Total deferred tax expense	$-	$-
Total income tax expense	$800	$-

Tax effects of temporary differences that give rise to significant portions of the Company's deferred tax assets at March 31, 2015 and December 31, 2014 are presented below:

	March 31,	December 31,
	2015	2014
Deferred tax assets:
Net operating loss carry forwards (offshore)	$1,643,090	$4,343,930
Net operating loss carry forwards (US)	1,986,113	1,823,432
Accrued compensation (US)	1,147,136	581,129
Stock options (US)	1,214,891	1,217,927
Investments (US)	585,500	599,332

Subtotal	6,576,730	8,565,750
Less: valuation allowance	(6,576,730)	(8,565,750)
Net deferred tax asset	$-	$-

Deferred tax liabilities:	$-	$-

In each period since inception, the Company has recorded a valuation allowance for the full amount of net deferred tax assets, as the realization of deferred tax assets is uncertain. As a result, the Company has not recorded any federal or state income tax benefit in the consolidated statements of operations and comprehensive income (loss).

As of March 31, 2015, the Company had net operating loss carryforwards of $5 million for U.S federal purposes, $5 million for U.S. state purposes, and $3.7 million for Chinese income tax purposes such losses are set to expire in 2035, 2035, and 2020 for U.S. federal, U.S. state and Chinese income tax purposes, respectively. All deferred income tax expense is offset by changes in the valuation allowance pertaining to the Company's existing net operating loss carryforwards due to the unpredictability of future profit streams prior to the expiration of the tax losses.  The Company's effective tax rate differs from statutory rates of 35% for U.S. federal income tax purposes and 25% for Chinese income tax purposes and 16.5% for Hong Kong income tax purposes due to the effects of the valuation allowance and certain permanent differences as it pertains to book-tax differences in the value of client shares received for services.

Income tax expense for the three months ended March 31, 2015 differed from the amounts computed by applying the statutory federal income tax rate of 35% to pretax income (loss) as a result of the following:

	March 31, 2015
Effective Tax Rate Reconciliation
Income tax provision at statutory rate	$(1,500,230)	35.0%
State income taxes, net of federal benefit	520	0.0%
Goodwill impairement	-	0.0%
Foreign rate differential	542,947	(12.7)%
Other Permanent diference	4,286	(0.1)%
Change in Valuation Allowance	953,277	(22.2)%

Total tax expense	$800	0.0%

NOTE 18 – COLLABORATION AGREEMENT

Part of AG’s business includes a collaboration agreement to establish and operate a biologic treatment center in the Jilin province of China.  Under the terms of the agreement dated on December 10, 2012, AG’s collaborative partner funded the development of the center and provides certain ongoing services.  In exchange, the partner receives preferred repayment of all funds that were invested in the development, 60% of the net profits until all of the invested funds are repaid, and 40% of the net profits thereafter, and the rights to the physical assets at the conclusion of the agreement.  We are accounting for this transaction in accordance with ASC 808 Collaborative Arrangements and have reflected all assets and liabilities of the treatment center.  While a liability exists for the amounts to be repaid to the partner for the initial funding, no liability has been recognized for the partner’s rights to the assets upon the conclusion of the agreement as there is no specified termination date to the agreement. As of March 31, 2015, the net carrying amount of the physical assets located at biologic treatment center subject to transfer to the partner at the conclusion of the collaboration agreement was $355,066. For the three months ended March 31, 2015, AG incurred $150,882 attributed to 60% of net profits to the partner arising from aforementioned collaborative arrangements, which was recorded in the cost of sales.

NOTE 19 – SEGMENT INFORMATION

As stated in Note 3, as of June 23, 2014, the Company decided to discontinue the Consulting segment.  As such, since the discontinuation, the Company only has one business unit. Therefore, the Company will not be presenting segment information until such time as another segment is developed.

 NOTE 20 – SUBSEQUENT EVENTS

On March 27, 2015, the Company completed the second and final closing of a financial transaction pursuant to which the Company raised approximately $19.6 million in gross proceeds, in the sale of 515,786 shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”) to select investors at $38.00 per share. The Company needs to pay a fee of $979,992 in cash equal to 5% of the gross proceeds from non-U.S. investors that were introduced by such finders.  The Company started to pay the finder fee from April 2015.  Up to the issuance of the financial statements, $0.4 million has been paid to those finders.

The Company intends to establish its GMP facility in Beijing in 2015 with 16,000 square feet of space.  The Company signed related tenancy agreements in April 2015.  The lease term is five years, commencing from April 15, 2015 to April 14, 2020.  The annual rental expense is approximate $0.3 million. The Company also entered into an agreement for Beijing GMP facility construction on May 11, 2015 and the total contract amount is $0.7million.

On April 21, 2015, a putative class action complaint was filed against the Company in the U.S. District Court for the Northern District of California captioned Bonnano v. Cellular Biomedicine Group, Inc., 3:15-cv-01795-WHO (N.D. Ca.). The complaint also names Wei Cao, the Company’s Chief Executive Officer, and Tony Liu, the Company’s Chief Financial Officer, as defendants. The complaint alleges that during the class period, June 18, 2014, through April 7, 2015, the Company made material misrepresentations in its periodic reports filed with the SEC.  The complaint alleges a cause of action under Section 10(b) of the Securities Exchange Act of 1934 (the “1934 Act”) against all defendants and under Section 20(a) of the 1934 Act against the individual defendants. The complaint does not state the amount of the damages sought. As of May 15, 2015, defendants have not been served. The Company believes that the claims do not have merit and intends to vigorously defend against them.  At this early stage of the proceedings it is not possible to evaluate the likelihood of an unfavorable outcome or to estimate the range of potential loss.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis summarizes the significant factors affecting our results of operations, financial condition and liquidity position for the three months ended March 31, 2015 and 2014,  and should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this filing.

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

Recent Developments

On January 9, 2015, the Company entered into an agreement to acquire third generation CAR-T, anti-PD-1, CD19 and aAPC cancer immunotherapy technologies from Persongen Biotechnology Ltd (“PG”).

On February 4, 2015, the Company announced its agreement related to the acquisition of Chinese PLA General Hospital's ("PLAGH", Beijing, also known as "301 Hospital") Chimeric Antigen Receptor T cell (“CAR-T”) therapy, its recombinant expression vector CD19, CD20, CD30 and Human Epidermal Growth Factor Receptor's (EGFR or HER1) Immuno-Oncology patents applications, and Phase I clinical data of the aforementioned therapies and manufacturing knowledge.  The 301 Hospital team has conducted several preliminary clinical studies of various CAR-T constructs targeting CD19-positive acute lymphoblastic leukemia, CD20-positive lymphoma, CD30-positive Hodgkin's lymphoma and EGFR-HER1-positive advanced lung cancer.  Pursuant to the terms of the Transfer Agreement, PLAGH agreed to transfer to the Company all of its right, title and interest in and to certain technologies currently owned by PLAGH (including, without limitation, four technologies and their pending patent applications) that relate to genetic engineering of chimeric antigen receptor (CAR)-modified T cells and its applications (collectively, the “Technology”).  In addition, PLAGH is responsible for obtaining governmental approval for the clinical trial related to the Technology, and the Company is responsible for the costs and expenses in connection therewith.

On March 25, 2015, the Company announced results of the Phase I clinical studies on CAR-CD19 (CBM-C19.1) and CAR-CD20 (CBM-C20.1). In comparison with leading clinical research reports on CAR-CD19 therapies by peers, we believe that the efficacy profile of both CBM-C19.1 and CBM-C20.1 therapies are distinguished for the following reasons:

I.
The patient selection criteria of this study are the most stringent.  The participants enrolled in the studies were advanced, relapsed, and refractory to other standard-of-care therapies. This selection criterion is highly distinguishable from other entities, which avoided higher risk patients. Most of these high severity patients would not have been eligible for other entities’ studies because of extramedullary involvement or bulky tumor deemed too risky for their trials.

II.	The treatment program design of this study is very stringent.
a.	Our higher risk patients did not receive conditioning chemotherapy, which is known as a beneficial facilitator of adoptive T cell therapies.
b.	Moreover, our higher risk patients did not receive subsequent Hematopoietic Stem Cell transplantation (HSCT), which is also known as a beneficial facilitator of adoptive T cell therapies.

In 2013, we completed a Phase I/IIa clinical trial, in China, for our Knee Osteoarthritis (“KOA”) therapy named ReJoinTM . The trial tested the safety and efficacy of intra-articular injections of autologous haMPCs in order to reduce inflammation and repair damaged joint cartilage. The 6-month follow-up clinical data showed ReJoinTM therapy to be both safe and effective.

In 2nd quarter 2014 we completed patient enrollment for the Phase IIb clinical trial of ReJoin™ for KOA. The multi-center study has enrolled 53 patients to participate in a randomized, single blind trial. We published 48 weeks follow-up data of Phase I/IIa on December 5, 2014.  The 48 weeks data indicated that patients have reported a decrease in pain and a significant improvement in mobility and flexibility, while the clinical data shows our ReJoinTM regenerative medicine treatment to be safe.  We announced interim 24 week results on March 25, 2015, confirmed that the primary and secondary endpoints of ReJoinTM therapy groups have all improved significantly compared to their baseline. We plan to release 12 month follow-up data in late 2015.

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

We have also launched pre-clinical study on human adipose derived mesenchymal progenitor cell (“haMPC”) therapy for Asthma, and Chronic Obstructive Pulmonary Disease.

With regard to our intellectual property portfolio, in the third quarter of 2014, in addition to, patents relating to the use of haMPC for the prevention, and treatment of Osteoarthritis and a patent for using allogeneic haMPCs or mesenchymal progenitor cells for the prevention and treatment of Rheumatoid Arthritis, we secured other cancer related intellectual property through the AG acquisition.

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

In the next 12 months, we aim to accomplish the following in our biomedicine business:

●	Complete the preclinical safety studies on Asthma and Chronic Obstructive Pulmonary Disease;

●	Publish the Phase I clinical trial results on CAR-T CD30 and HER1;

●	Publish the KOA Phase IIb twelve-month MRI data that demonstrates clear signs of efficacy;

●	Obtain approval for pending Patent Cooperation Treaty (“PCT”) patents;

●	Develop a strategy to launch cancer immune cell therapy clinical trials; and

●	Develop IP on allogeneic HaMPC therapy for Asthma.

For the three months ended March 31, 2015 and 2014 we generated $603,390 and $61,051 in revenue, respectively.  The revenue in first quarter 2015 is all from the immune cell therapy and revenue in the same period of 2014 is from sales of A-Stromal™ enzyme reagent kits. We expect our biomedicine business to generate revenues primarily from immune therapy and the development of therapies for the treatment of KOA in the next three to four years.

Our operating expenses for the three months ended March 31, 2015 were in line with management’s plans and expectations. We incurred an increase in total operating expenses of approximately $2,960,000 for the three months ended March 31, 2015, as compared to the three months ended March 31, 2014, which is primarily attributable to an increase in cost of sales in line with the revenue, option awards costs and increased input into R&D projects.

Corporate History

Please refer to Note 1 of unaudited condensed consolidated financial statements for the corporate history.

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

Cancer. In the cancer field, our in-licensed Tumor Cell Target Dendritic Cell (“TC-DC”)  therapy utilizes dendritic cells that have been taught the unique "signature" of the patient's’ cancer, in order to trigger an effective immune response against cancer stem cells, the root cause of cancer metastasis and recurrence. Our TC-DC product candidate has successfully completed a U.S. FDA Phase II clinical trial for the treatment of Metastatic Melanoma at the Hoag Medical Center in California. We have a process to develop human embryo-derived motor neuronal precursor cells and human embryo-derived neuronal precursor cells with high purity levels, validated by synapse formation, and have shown functional innervation with human muscle cells.  Under applicable international reciprocity procedures we are utilizing data generated in a U.S. Phase II clinical trial in an analogous China-based Phase I/II Clinical Trial for the treatment of Hepatocellular Carcinoma (“HCC”), a major type of Liver Cancer. Management believes we will be able to leverage skin cancer data produced in ongoing trials in the U.S., and apply it toward advancing our product candidate for the treatment of liver cancer and other cancer-related indications.  As of December 31, 2013, we have completed the HCC Phase I trial.   With the advent of more advanced technologies in our portfolio, at present we have not advanced the HCC trial using Dendritic Cells.  And with the recent build-up of our Tcm, TCR clonality, CAR-T and anti-PD-1 technologies we plan to evaluate and prioritize our cancer clinical trial indications for commercialization using safe and most effective therapy or combination therapies. We announced results from our Phase I trial for certain of CAR-T cancer immunotherapy programs on March 25, 2015. The Phase I trial data showed a positive response rate under controllable toxicities.

KOA.  In 2013, we completed a Phase I/IIa clinical trial, in China, for our Knee Osteoarthritis (“KOA”) therapy named ReJoinTM . The trial tested the safety and efficacy of intra-articular injections of autologous haMPCs in order to reduce inflammation and repair damaged joint cartilage. The 6-month follow-up clinical data showed ReJoinTM  therapy to be both safe and effective.

In Q2 of 2014 we completed patient enrollment for the Phase IIb clinical trial of ReJoin™ for KOA. The multi-center study has enrolled 53 patients to participate in a randomized, single blind trial. We published 48 weeks follow-up data of Phase I/IIa on December 5, 2014.  The 48 weeks data indicated that patients have reported a decrease in pain and a significant improvement in mobility and flexibility, while the clinical data shows our ReJoinTM regenerative medicine treatment to be safe.  We announced interim 24 week results for ReJoinTM on March 25, 2015, which confirmed that the primary and secondary endpoints of ReJoinTM therapy groups have all improved significantly compared to their baseline. We plan to release 12 month follow-up data in late 2015.  Our ReJoinTM human adipose-derived mesenchymal progenitor cell (haMPC) therapy for KOA is an interventional therapy using proprietary device, process, culture and medium:

●	Obtain adipose (fat) tissue from the patient using our CFDA approved medical device, the A-StromalTM Kit; and

●	Expand haMPCs using our proprietary culture medium (serum-free and antibiotics-free); and

●	formulated for ReJoinTM therapy using our proprietary formulation.

Our process is distinguishable from sole Stromal Vascular Fraction (SVF) therapy. The immunophenotype of our haMPCs exhibited multiple biomarkers such as CD29+, CD73+, CD90+, CD49d+, HLA-I+, HLA-DR-, Actin-, CD14-, CD34-, and CD45-.  In contrast, SVF is merely a heterogeneous fraction including preadipocytes, endothelial cells, smooth muscle cells, pericytes, macrophages, fibroblasts, and adipose-derived stem cells (ASCs).

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

Recent Developments in Cancer Cell Therapy

According to the U.S. National Cancer Institute’s 2013 cancer topics research update on CAR-T-Cells, excitement is growing for immunotherapy—therapies that harness the power of a patient’s immune system to combat their disease, or what some in the research community are calling the “fifth pillar” of cancer treatment.

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

Equally promising results have been reported in several small clinical trials involving patients with lymphoma. Although the lead investigators cautioned that much more research is needed, the results from the trials performed thus far indicate that researchers can successfully alter patients’ T cells so that they attack their cancer cells.  As an example, we look to Spectrum Pharmaceutical’s Folotyn approved in September 2009 for treatment of R/R peripheral T-cell lymphoma with approval supported by a single arm trial observing an overall response rate of 27% and median duration of response of 9.4 months. In addition, CTI Therapeutics Pixuvri received a complete response letter in April 2010 in R/R aggressive NHL in which a 37% overall response rate and 5.5 month duration of response was observed.

ACT’s building blocks are T cells, a type of immune cell collected from the patient’s own blood. After collection, the T cells are genetically engineered to produce special receptors on their surface called chimeric antigen receptors ("CARs"). CARs are proteins that allow the T cells to recognize a specific protein (antigen) on tumor cells. These engineered CAR T cells are then grown in the laboratory until they number in the billions. The expanded population of CAR T cells is then infused into the patient. After the infusion, if all goes as planned, the T cells multiply in the patient’s body and, with guidance from their engineered receptor, recognize and kill cancer cells that harbor the antigen on their surfaces. This process builds on a similar form of ACT pioneered from NCI’s Surgery Branch for patients with advanced melanoma. According to www.cancer.gov/.../research-updates/2013/CAR-T-Cells, in 2013 NCI’s Pediatric Oncology Branch commented that the CAR T cells are much more potent than anything they can achieve with other immune-based treatments being studied. Although investigators working in this field caution that there is still much to learn about CAR T-cell therapy, the early results from trials like these have generated considerable optimism. Researchers opined that CAR T-cell therapy eventually may become a standard therapy for some B-cell malignancies like ALL and chronic lymphocytic leukemia.

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

We are developing our business in cell therapeutics and capitalizing on the increasing importance and promise that adult stem cells have in regenerative medicine. Our most advanced candidate involves adipose-derived mesenchymal stem cells to treat KOA. Based on current estimates, aside from AG’s budding Tcm technical service revenue, we expect our biomedicine business to generate revenues primarily from continuous expansion of Tcm technical services and the development of therapies for the treatment of KOA within the next three to four years.

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

CBMG initially plans to use its centralized manufacturing facility located in Shanghai to service multiple hospitals within 200 km of the facility.  We aim to complete clinical trials for our KOA and CD therapy candidates as soon as practicable. Our goal is to first obtain regulatory permission for commercial use of the therapies for the respective hospitals in which the trials are being conducted. CBMG plans to scale up its customer base by qualifying multiple additional hospitals for the post-trial use of therapies, once approved, by following regulatory guidelines.  Based on current regulation and estimates we expect our biomedicine business to generate revenues primarily from continuous expansion of Tcm technical services and the development of therapies for the treatment of KOA within the next three to four years.

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

The Company intends to establish its GMP facility in Beijing in 2015 with 16,000 square feet of space. The Company signed related tenancy agreements in April 2015. The lease term is five years, commencing from April 15, 2015 to April 14, 2020. The annual rental expense is approximate $0.3 million. The Company also entered into an agreement for Beijing GMP facility construction on May 11, 2015 and the total contract amount is $0.7million.

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

In Q2 2014 we completed patient enrollment for the Phase IIb clinical trial of ReJoinTM for KOA. The multi-center study has enrolled 53 patients to participate in a randomized, single blind trial. We published 48 weeks follow-up data of Phase I/IIa on December 5, 2014.  The 48 weeks data indicated that patients have reported a decrease in pain and a significant improvement in mobility and flexibility, while the clinical data shows our ReJoinTM regenerative medicine treatment to be safe.  We plan to release 12 month follow-up data in late 2015.

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

Human Adipose-Derived Mesenchymal Progenitor Cells (haMPC)

Adult mesenchymal stem cells can currently be isolated from a variety of adult human sources, such as liver, bone marrow, and adipose (fat) tissue. We believe the advantages in using adipose tissue (as opposed to bone marrow or blood) are that it is one of the richest sources of pluripotent cells in the body, the easy and repeatable access to fat via liposuction, and the simple cell isolation procedures that can begin to take place even on-site with minor equipment needs. The procedure we are testing for KOA involves extracting a very small amount of fat using a minimally invasive extraction process which takes up to 20 minutes, and leaves no scarring. The haMPC cells are then processed and isolated on site, and injected intra articularly into the knee joint with ultrasound guidance.

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

Critical Accounting Policies

We prepare our unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Our management periodically evaluates the estimates and judgments made. Management bases its estimates and judgments on historical experience and on various factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates as a result of different assumptions or conditions.

The following summarizes critical estimates made by management in the preparation of the unaudited condensed consolidated financial statements.

Stock-Based Compensation

We periodically use stock-based awards, consisting of shares of common stock or stock options, to compensate certain officers and consultants. Awards are expensed on a straight line basis over the requisite service period based on the grant date fair value, net of estimated forfeitures, if any.

Options - The compensation cost that has been charged against income related to stock-based compensation for the three months ended March 31, 2015 and 2014 was $1,700,908 and $279,445, respectively, and is included in general and administrative expense in our Condensed Consolidated Statements of Operations. As of March 31, 2015, there was $13,636,990 of total unrecognized compensation cost related to non-vested stock option awards. That cost is expected to be recognized over a weighted-average period of 2.3 years for the stock option awards.

Restricted shares – The compensation expense that has been charged against income related to stock-based compensation for the three months ended March 31, 2015 and 2014 was $18,550 and $35,358, respectively, and is included in general and administrative expense in our Condensed Consolidated Statement of Operations and Comprehensive Loss. As of March 31, 2015, a total of 7,116 restricted shares awards have been granted that remain unearned. As of March 31, 2015, total unrecognized compensation cost related to unvested awards was $42,297 for which the weighted average period over which such compensation cost is to be recognized is 0.6 years.

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

While we have optimistic plans for our business strategy, we determined that a full valuation allowance was necessary against all net deferred tax assets as of March 31, 2015 and December 31, 2014, given the current and expected near term losses and the uncertainty with respect to our ability to generate sufficient profits from our business model.

Results of Operations

Below is a discussion of the results of our operations for the three months ended March 31, 2015 and 2014. These results are not necessarily indicative of result that may be expected in any future period. Our prospects should be considered in light of the risks, expenses and difficulties that we may encounter. We may not be successful in addressing these risks and difficulties.

Comparison of Three Months Ended March 31, 2015 to Three Months Ended March 31, 2014

On September 26, 2014, the Company acquired all of the outstanding equity of AG, as such, we are presenting consolidated pro forma information below to reflect the impacts of the business combination as if the transaction had occurred at the beginning of the earliest period presented.  The descriptions in the results of operations below reflect our operating results as set forth in our Consolidated Statement of Operations filed herewith.

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
	CBMG	CBMG	Agreen	Pro forma
	As stated	As stated	Pro forma Adjustment	Consolidated
Net sales and revenue	$603,390	$61,051	$315,262	$376,313

Operating expenses:
Cost of sales	458,984	40,600	273,408	314,008
General and administrative	3,483,866	1,382,513	97,243	1,479,756
Selling and marketing	101,407	21,359	915	22,274
Research and development	734,484	498,147	48,272	546,419
Impairment of investments	123,428	-	-	-
Total operating expenses	4,902,169	1,942,619	419,838	2,362,457
Operating loss	(4,298,779)	(1,881,568)	(104,576)	(1,986,144)

Other income (expense)
Interest income	15,111	225	29	254
Other income (expense)	(2,703)	20,137	-	20,137
Total other income	12,408	20,362	29	20,391
Loss from continuing operations before taxes	(4,286,371)	(1,861,206)	(104,547)	(1,965,753)

Income taxes provision	(800)	-	-	-
Loss from Continuing operations	(4,287,171)	(1,861,206)	(104,547)	(1,965,753)

Profit on discontinued operations, net of taxes	-	1,414,675	-	1,414,675

Net loss	$(4,287,171)	$(446,531)	$(104,547)	$(551,078)
Other comprehensive income (loss):
Cumulative translation adjustment	19,609	(11,813)	-	(11,813)
Unrecognized loss on investments	(2,568,271)	(521,448)	-	(521,448)
Total other comprehensive income (loss):	(2,548,662)	(533,261)	-	(533,261)
Comprehensive loss	$(6,835,833)	$(979,792)	$(104,547)	$(1,084,339)

Loss per share for continuing operations:
Basic	$(0.39)	$(0.25)	$(0.14)	$(0.24)
Diluted	$(0.39)	$(0.25)	$(0.14)	$(0.24)

Earnings per share for discontinued operations:
Basic	$-	$0.19	$-	$0.17
Diluted	$-	$0.19	$-	$0.17

Net loss per share:
Basic	$(0.39)	$(0.06)	$(0.14)	$(0.07)
Diluted	$(0.39)	$(0.06)	$(0.14)	$(0.07)

Weighted average common shares outstanding:
Basic	11,039,208	7,494,815	753,522	8,248,337
Diluted	11,039,208	7,494,815	753,522	8,248,337

Results of Operations

Net sales and revenue

	Net Revenues
	2015	2014	Change	Percent

For the three months ended March 31,	$603,390	$61,051	$542,339	888%

In late 2014, with the acquisition of AG we have started generating revenue from cell therapy treatments. All the revenue was derived from cell therapy treatments for the three months ended March 31, 2015, while revenue was solely from sales of A-StromalTM kits during the same period in 2014.

 Cost of Sales

	Cost of Sales
	2015	2014	Change	Percent

For the three months ended March 31,	$458,984	$40,600	$418,384	1031%

The increase in cost of sales was in line with the revenue.   The cost was incurred from the cell therapy treatments in 2015 rather than the cost of the A-StromalTM kits in 2014.

General and Administrative Expenses

	General & Administrative Expenses
	2015	2014	Change	Percent

For the three months ended March 31,	$3,483,866	$1,382,513	$2,101,353	152%

Increased expenses in 2015 was associated with increased corporate activities related the management and the development of our biomedicine business, was primarily attributed to below facts:

o
An increase in stock-based compensation expense of $1,405,000, which primarily resulted from the new grants and higher fair value of unvested options after the Company listed on Nasdaq from June 2014 compared with those unvested options as of March 31, 2014;

o	An increase in depreciation and amortization of $187,000, which was mainly attributed to the knowhow and patents obtained from the acquisition of AG in third quarter 2014;
o	An increase in payroll expenses of $166,000; and
o	An increase in legal, accounting and other professional services of $211,000.

Sales and Marketing Expenses

	Sales & Marketing Expenses
	2015	2014	Change	Percent

For the three months ended March 31,	$101,407	$21,359	$80,048	375%

We are now increasing our sales and marketing teams in the immunotherapy business. Sales and marketing expenses increased by approximately $80,000 in the three months ended March 31, 2015 as compared to the three months ended March 31, 2014, primarily as a result of an increase in payroll expenses of $47,000, an increase in market analysis professional fees of $20,000, an increase in travel expenses of $10,000 and an increase in rental, office supplies and other miscellaneous expenses of approximately $3,000.

Research and Development Expenses

	Research and Development Expenses
	2015	2014	Change	Percent

For the three months ended March 31,	$734,484	$498,147	$236,337	47%

Research and development costs increased by approximately $236,000 in the three months ended March 31, 2015 as compared to the three months ended March 31, 2014 due primarily to increase of our immunotherapy research and development team, which resulted in an increase in payroll expenses of $169,000 and increase in rental of $42,000.

Impairment of Investments

	Impairment of investments
	2015	2014	Change	Percent

For the three months ended March 31,	$123,428	$-	$123,428	N/A

The impairment of investments for the three months ended March 31, 2015 is attributed to the recognition of other than temporary impairment on the value of shares in one stock, no such expense existed in the same period 2014.

Operating Loss

	Operating Loss
	2015	2014	Change	Percent

For the three months ended March 31,	$(4,298,779)	$(1,881,568)	$(2,417,211)	128%

The decrease in the operating loss for the three months ended March 31, 2015 as compared to the same period in 2014 is primarily due to changes in revenues, general and administrative expenses and research and development expenses, each of which is described above.

Total Other Income

	Other Income
	2015	2014	Change	Percent

For the three months ended March 31,	$12,408	$20,362	$(7,954)	(39)%

Other income for the three months ended March 31, 2015 was primarily interest income of $15,000, subsidy income of $5,000, net of the disposal loss of investment stock of $5,000 and foreign exchange loss of $2,000.  Other income for the three months ended March 31, 2014 consists primarily of foreign exchange gains and losses on transactions in our biomedicine segment.

Income Taxes Provision

	Income Taxes Provision
	2015	2014	Change	Percent

For the three months ended March 31,	$(800)	$-	$(800)	N/A

While we have optimistic plans for our business strategy, we determined that a valuation allowance was necessary given the current and expected near term losses and the uncertainty with respect to our ability to generate sufficient profits from our business model. Therefore, we established a valuation allowance for all deferred tax assets.  All the income tax expense for three months ended March 31, 2015 represents the US state current tax.

Loss from continuing operations

	Loss from Continuing operations
	2015	2014	Change	Percent

For the three months ended March 31,	$(4,287,171)	$(1,861,206)	$(2,425,965)	130%

Changes in loss from continuing operations are primarily attributable to changes in operating loss as described above.

Profit on discontinued operations

	Profit on discontinued operations, net of tax
	2015	2014	Change	Percent

For the three months ended March 31,	$-	$1,414,675	$(1,414,675)	(100)%

Change in profit on discontinued operations is primarily attributable to our decision to terminate this Consulting business segment in second quarter 2014.

Net Loss

	Net Loss
	2015	2014	Change	Percent

For the three months ended March 31,	$(4,287,171)	$(446,531)	$(3,840,640)	860%

Changes in net loss are primarily attributable to changes in operations of our biomedicine segment as and the discontinued consulting segment, each of which is described above.

Comprehensive Net Loss

	Comprehensive Net Loss
	2015	2014	Change	Percent

For the three months ended March 31,	$(6,835,833)	$(979,792)	$(5,856,041)	598%

Comprehensive net loss for three months ended March 31, 2015 includes unrecognized loss on investments of approximately $2,568,000, partially offset by currency translation of approximately $20,000 combined with the changes in net income.

Liquidity and Capital Resources

We had working capital of $27,563,419 as of March 31, 2015 compared to $12,019,143 as of December 31, 2014. Our cash position increased to $31,144,667 at March 31, 2015 compared to $ 14,770,584 at December 31, 2014, as we had an increase in cash generated from financing activities due to a private placement financing in March 2015 for aggregate proceeds of approximately $19,600,000 through the sale of 515,786 shares of Common Stock, partially offset by an increase in cash used in operating activities.

Net cash provided by or used in operating, investing and financing activities from continuing operations was as follows (in thousands):

Net cash used in operating activities was approximately $2,406,000 and $2,379,000 for the three months ended March 31, 2015 and 2014, respectively. The following table reconciles net loss to net cash used in operating activities:

For the three months ended March 31,	2015	2014	Change
Net loss	$(4,287,171)	$(446,531)	$(3,840,640)
Non cash transactions	2,287,306	(1,060,617)	3,347,923
Changes in operating assets, net	(406,030)	(872,197)	466,167
Net cash used in operating activities	$(2,405,895)	$(2,379,345)	$(26,550)

The 2015 change in non-cash transaction was primarily due to the increase in share based compensation of $1,405,000 and decrease in stock received for services of $1,610,000 compared with same period in 2014.

Net cash used in investing activities was approximately $748,000 and $19,000 in the three months ended March 31, 2015 and 2014, respectively.  These amounts were primarily the result of purchases of fixed assets and intangible assets.

Cash provided by financing activities was approximately $19,591,000 and $1,189,000 in the three months ended March 31, 2015 and 2014, respectively. These amounts were mainly attributable to the proceeds received from the issuance of common stock.

Liquidity and Capital Requirements Outlook

We anticipate that the Company will require approximately $15 million in cash to operate as planned during the 2015 calendar year. Of this amount, approximately $9 million will be used to operate our facilities and offices, including but not limited to payroll expenses, rent and other operating costs, and to fund our research and development as we continue to develop our products through the clinical study process. As part of the $9 million amount noted above, we anticipate approximately $5 million will be needed during 2015 to fund our currently planned clinical trials for KOA, CD and Cancer therapy. In addition, we anticipated approximately $1.9 million will be used to acquire the advanced cancer therapy technology, such as CAR-T and anti-PD-1 technology, approximately $1.6 million will be used to settle the remaining cash consideration of AG acquisition and $2.6 million will be used to expand our physical plant and facilities and inject the working capital in our immune cell therapy business, although we may revise these plans depending on the changing circumstances of our biomedicine business.

We expect to rely on current cash balances that we hold to provide for these capital requirements. We do not intend to use, and will not rely on our holdings in securities to fund our operations.  One of our stock held, Wonder International Education & Investment Group Corporation, is delinquent in its SEC filings for multiple periods.  We do not know whether we can liquidate our 2,131,105 shares of Wonder International Education & Investment Group Corporation stock or any of our other portfolio securities, or if liquidated, whether the realized amount will be meaningful at all.

As of March 27, 2015, we had received approximately $19,600,000 from our latest private placement sale of equity. As we continue to incur losses, achieving profitability is dependent upon the successful development of our immune therapy business and commercialization of our technology in research and development phase, which is a number of years in the future. Once that occurs, we will have to achieve a level of revenues adequate to support our cost structure. We may never achieve profitability, and unless and until we do, we will continue to need to raise additional capital. Over the next 12 months ending March 31, 2016, we estimate negative operating cash flow of approximately $10 million. Management intends to fund future operations through additional private or public debt or equity offerings, and may seek additional capital through arrangements with strategic partners or from other sources.

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

Off Balance Sheet Transactions

CBMG does not have any off-balance sheet arrangements except the lease and capital commitment disclosed in the unaudited condensed consolidated financial statements.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed in reports filed under the Exchange Act is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2015, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

During the period covered by this report, we were not involved in any litigation that we believe could have a materially adverse effect on our financial condition or results of operations.

ITEM 1A. RISK FACTORS

During the three months ended March 31, 2015, there were no material changes to the risk factors disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014 except the risk set forth below.

The Company’s businesses may become subject to legal proceedings that may adversely affect the Company’s financial condition.

The Company’s business is subject to the risk of legal proceedings by employees, customers, suppliers, stockholders, debt holders, governmental agencies or others through private actions, class actions, administrative proceedings, regulatory actions or other litigation. The outcome of litigation, particularly class action lawsuits and regulatory actions, is difficult to assess or quantify. Plaintiffs in these types of lawsuits may seek recovery of very large or indeterminate amounts, and the magnitude of the potential loss relating to such lawsuits may remain unknown for substantial periods of time. The cost to defend future litigation may be significant. Our Board of Directors, management and employees may expend a substantial amount of time on any pending litigation, diverting resources and attention that would otherwise be directed toward our operations and implementation of our business strategy. There may also be adverse publicity associated with litigation that may decrease consumer confidence in the Company’s businesses, regardless of whether the allegations are valid or whether the Company is ultimately found liable. As a result, litigation may adversely affect the Company’s financial condition or cash flows.

Currently, the Company has a pending class action complaint filed against it. See also “Note 20 Subsequent Events” of the unaudited condensed consolidated financial statements.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

All unregistered sales and issuances of equity securities for the three months ended March 31, 2015 were previously disclosed in a Form 8-K filed with the SEC.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits

Exhibit Number	Description
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer.
32.1	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CELLULAR BIOMEDICINE GROUP, INC.
(Registrant)

Date: May 15, 2015	By:	/s/ Wei (William) Cao
Wei (William) Cao
Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Bizuo (Tony) Liu
Bizuo (Tony) Liu
Chief Financial Officer (Principal Financial and Accounting Officer)