Form 10-Q
period 2015-06-30
Cellular Biomedicine Group, Inc.
filed 2015-08-13
CIK 1378624

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of August 3, 2015, there were 11,619,665 shares of common stock, par value $.001 per share issued and outstanding.

PART I – FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (Unaudited)

 CELLULAR BIOMEDICINE GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
AS OF JUNE 30, 2015 AND DECEMBER 31, 2014

	June 30,	December 31,
	2015	2014

Assets
Cash and cash equivalents	$23,651,084	$14,770,584
Accounts receivable	445,202	141,029
Other receivables	453,477	135,957
Inventory	400,088	372,249
Prepaid expenses	551,589	565,299
Other current assets	-	110,347
Total current assets	25,501,440	16,095,465

Investments	14,819,407	6,886,033
Property, plant and equipment, net	1,322,099	1,280,410
Goodwill	7,678,789	7,678,789
Intangibles, net	16,817,661	11,156,676
Long-term prepaid expenses and other assets	915,456	587,729
Total assets (1)	$67,054,852	$43,685,102

Liabilities and Stockholders' Equity

Liabilities:
Accounts payable	$106,612	$426,917
Accrued expenses	2,927,200	2,074,384
Taxes payable	640,549	814,288
Advances payable to related party	-	36,254
Other current liabilities	1,543,590	724,479
Total current liabilities	5,217,951	4,076,322

Other non-current liabilities	240,448	452,689
Total liabilities (1)	5,458,399	4,529,011

Commitments and Contingencies (note 14)

Stockholders' equity:
Preferred stock, par value $.001, 50,000,000 shares authorized; none issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	-	-
Common stock, par value $.001, 300,000,000 shares authorized; 11,610,665 and 10,990,335 issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	11,611	10,990
Additional paid in capital	99,095,398	75,467,316
Accumulated deficit	(47,204,236)	(37,890,590)
Accumulated other comprehensive income (loss)	9,693,680	1,568,375
Total stockholders' equity	61,596,453	39,156,091

Total liabilities and stockholders' equity	$67,054,852	$43,685,102

(1)
The Company’s consolidated assets as of June 30, 2015 and December 31, 2014 included $5,333,506 and $5,508,459, respectively, of assets of variable interest entities, or VIEs, that can only be used to settle obligations of the VIEs.  Each of the following amounts represent the balances as of June 30, 2015 and December 31, 2014, respectively.  These assets include cash and cash equivalents of $1,358,794 and $3,496,678; accounts receivable of $366,900 and $141,029; other receivables of $161,426 and $127,280; inventory of $166,240 and $215,152; prepaid expenses of $272,122 and $193,613; other current assets of $ nil and $109,777; property, plant and equipment, net, of $774,609 and $1,055,648; intangibles of $1,983,383 and $42,779; and long-term prepaid expenses and other assets of $250,032 and $126,503.  The Company’s consolidated liabilities as of June 30, 2015 and December 31, 2014 included $1,619,106 and $1,434,826, respectively, of liabilities of the VIEs whose creditors have no recourse to the Company.   These liabilities include accounts payable of $20,075 and $10,572; other payables of $937,011 and $714,309; payroll accrual of $388,064 and $273,599; taxes payable of $49,865 and $ nil; and other non-current liabilities of $224,091 and $436,346. See further description in Note 4, Variable Interest Entities.

The accompanying notes are an integral part of these condensed consolidated financial statements.

CELLULAR BIOMEDICINE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
		(Note 21)		(Note 21)
Net sales and revenue	$656,959	$118,069	$1,260,349	$179,120

Operating expenses:
Cost of sales	398,229	51,953	892,291	92,553
General and administrative	3,768,535	1,642,758	6,448,772	2,954,761
Selling and marketing	161,219	44,136	310,241	65,495
Research and development	1,322,692	719,388	2,778,112	1,288,044
Impairment of investments	-	-	123,428	-
Total operating expenses	5,650,675	2,458,235	10,552,844	4,400,853
Operating loss	(4,993,716)	(2,340,166)	(9,292,495)	(4,221,733)

Other income (expense):
Interest income	5,920	341	21,031	565
Other income (expense)	13,523	74,480	10,820	94,617
Total other income	19,443	74,821	31,851	95,182
Loss from continuing operations before taxes	(4,974,273)	(2,265,345)	(9,260,644)	(4,126,551)

Income taxes provision	(52,202)	-	(53,002)	-

Loss from continuing operations	(5,026,475)	(2,265,345)	(9,313,646)	(4,126,551)

Loss on discontinued operations, net of taxes	-	(4,408,918)	-	(2,994,243)

Net loss	$(5,026,475)	$(6,674,263)	$(9,313,646)	$(7,120,794)
Other comprehensive income (loss):
Cumulative translation adjustment	42,236	4,978	61,845	(6,835)
Unrecognized gain (loss) on investments	10,631,731	4,042,797	8,063,460	3,521,349
Total other comprehensive loss:	10,673,967	4,047,775	8,125,305	3,514,514

Comprehensive income (loss)	$5,647,492	$(2,626,488)	$(1,188,341)	$(3,606,280)

Loss per share for continuing operations:
Basic	$(0.44)	$(0.29)	$(0.83)	$(0.54)
Diluted	$(0.44)	$(0.29)	$(0.83)	$(0.54)

Loss per share for discontinued operations:
Basic	$-	$(0.56)	$-	$(0.39)
Diluted	$-	$(0.56)	$-	$(0.39)

Net loss per share :
Basic	$(0.44)	$(0.85)	$(0.83)	$(0.93)
Diluted	$(0.44)	$(0.85)	$(0.83)	$(0.93)

Weighted average common shares outstanding:
Basic	11,531,497	7,829,314	11,286,712	7,660,974
Diluted	11,531,497	7,829,314	11,286,712	7,660,974

The accompanying notes are an integral part of these condensed consolidated financial statements.

CELLULAR BIOMEDICINE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014

	For the Six Months Ended
	June 30,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,313,646)	$(7,120,794)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	928,531	437,015
Loss on disposal of assets	-	10,358
Stock based compensation expense	3,618,050	612,622
Amortisation of deferred stock compensation	-	63,518
Other than temporary impairment on investments	123,428	-
Realized losses from sale of investments	5,178	5,913
Value of stock received for services	-	(1,610,000)
Impairment of goodwill	-	3,299,566
Changes in operating assets and liabilities:
Accounts receivable	(304,173)	(13,419)
Other receivables	(222,716)	15,452
Inventory	(27,839)	(37,371)
Prepaid expenses	(8,427)	(245,901)
Other current assets	110,347	-
Investments	-	7,150
Long-term prepaid expenses and other assets	(73,031)	(498,888)
Accounts payable	(320,305)	(104,794)
Accrued expenses	112,026	567,889
Advance payable to related party	(30,216)	-
Other current liabilities	88,991	(110,980)
Taxes payable	(173,739)	-
Other non-current liabilities	(212,265)	-
Net cash used in operating activities	(5,699,806)	(4,722,664)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceed from sale of investments, net of transaction costs	1,480	-
Purchases of intangible assets	(4,385,940)	-
Purchases of property, plant and equipment	(224,826)	(77,537)
Net cash used in investing activities	(4,609,286)	(77,537)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from the issuance of common stock	18,964,849	11,221,956
Proceeds from exercise of stock options	234,599	-
Repayment of advance from affiliate	-	(33,528)
Net cash provided by financing activities	19,199,448	11,188,428

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(9,856)	79

INCREASE IN CASH AND CASH EQUIVALENTS	8,880,500	6,388,306
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	14,770,584	7,175,215
CASH AND CASH EQUIVALENTS, END OF PERIOD	$23,651,084	$13,563,521

SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for income taxes	$(226,855)	$-

Non-cash investing activities
Acquisition of intangible assets through issuance of the Company's stock	$1,096,399	$-

 The accompanying notes are an integral part of these condensed consolidated financial statements.

CELLULAR BIOMEDICINE GROUP, INC.
FOR THE THREE MONTHS ENDED JUNE 30, 2015 AND 2014
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF BUSINESS

As used in this quarterly report, "we", "us", "our", "CBMG", "Company" or "our company" refers to Cellular Biomedicine Group, Inc. and, unless the context otherwise requires, all of its subsidiaries and variable interest entities.

Overview

Cellular Biomedicine Group, Inc. is a biomedicine company, principally engaged in the development of new treatments for cancerous and degenerative diseases utilizing proprietary cell-based technologies.  Our technology includes two major cell platforms: (i) Immune Cell therapy for treatment of a broad range of cancers using Vaccine, Tcm, TCR clonality, Chimeric Antigen Receptor T cell (“CAR-T”) and anti-PD-1 technologies, and (ii) human adipose-derived mesenchymal progenitor cells (“haMPC”) for treatment of joint and autoimmune diseases, with primary research and manufacturing facilities in China.

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

Our primary target market is Greater China. We believe that the results of our research studies and the acquired knowhow and clinical data will support expanded preclinical and clinical trials with a larger population of patients, which we expect to carry out through authorized treatment centers throughout Greater China.  With the recent acquisition of the University of South Florida’s license on the next generation GVAX vaccine’s (“CD40LGVAX”) and its related technologies and technical knowledge, we have expanded our comprehensive immuno-oncology cell therapy portfolio with cancer immunotherapy vaccine and vaccine combination technology platform and broadened our potential treatment options for patients. We plan to evaluate a return of investment on any U.S. Sponsorship of the phase l/ll clinical study to support a U.S. New Drug Application (NDA) for the combination of CD40LGVAX, a next generation cancer vaccine, with nivolumab, an anti-PD1 checkpoint inhibitor, to treat unresectable stage IV non-small cell lung cancer (“NSCLC”), (collectively “U.S. CD40LGVAX Trial”). We may also seek approval to conduct clinical trials with leading non-U.S. medical centers or seek partnership for CD40LGVAX sub-license opportunities.

With our 2014 acquisition of Agreen Biotech Co. Ltd. ("AG"), we are generating technical services revenue comprised of T Cells Receptor ("TCR") clonality analysis technology and T Central Memory Cell ("Tcm") and Dendritic Cell ("DC") preparation methodologies.  AG is a biotech company with operations in China, engaged in the development of treatments for cancerous diseases utilizing proprietary cell technologies, which include preparation of subset T Cell and clonality assay platform technology for treatment of a broad range of cancers by AG’s primary hospital partner, Jilin Hospital. With recent build-up of our Vaccine, Tcm, TCR clonality, CAR-T and anti-PD-1 technologies we plan to evaluate and prioritize our cancer clinical trial indications for commercialization using safe and most effective therapy or combination therapies. We plan to integrate CBMG's state-of-the art infrastructure and clinical platform with the aforementioned acquired technologies to boost the Company's Immuno-Oncology presence, and pave the way for future partnerships. We plan to initiate certain cancer clinical trials in China upon receiving acceptance of the clinical trial designs with the principal investigator and obtaining the requisite approvals.  We have yet to derive revenue from our CAR-T or anti-PD-1 technologies.

Corporate History

Cellular Biomedicine Group, Inc., (formerly known as EastBridge Investment Group Corporation) was originally incorporated in the State of Arizona on June 25, 2001 under the name ATC Technology Corporation. ATC Technology Corporation changed its corporate name to EastBridge Investment Group Corporation in September 2005 and changed its business focus to providing investment related services in Asia.

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

On September 26, 2014, the Company completed its acquisition of Beijing Agreen Biotechnology Co. Ltd. ("AG") and the U.S. patent held by AG’s founder. AG is a biotech company with operations in China, engaged in the development of treatments for cancerous diseases utilizing proprietary cell technologies, which include without limitation, preparation of subset T Cell and clonality assay platform technology for treatment of a broad range of cancers by AG’s served hospital, Jilin Hospital.

NOTE 2 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”) for reporting on Form 10-Q. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements herein. The unaudited Condensed Consolidated Financial Statements herein should be read in conjunction with the historical consolidated financial statements of the Company for the years ended December 31, 2014 and 2013 included in our Annual Report on Form 10-K for the year ended December 31, 2014. Operating results for the three and six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

Principles of Consolidation

Our unaudited condensed consolidated financial statements reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of our financial position and results of operations.  Such adjustments are of a normal recurring nature, unless otherwise noted.  The balance sheet as of June 30, 2015 and the results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of the results to be expected for any future period.

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

In July 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory” (“ASU 2015-11”). The amendments in this update require an entity to measure inventory within the scope of ASU 2015-11 (the amendments in ASU 2015-11 do not apply to inventory that is measured using last-in, first-out or the retail inventory method. The amendments apply to all other inventory, which includes inventory that is measured using first-in, first-out or average cost) at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is uncharged for inventory measured using last-in, first-out or the retail inventory method. The amendments in ASU 2015-11 more closely align the measurement of inventory in U.S. GAAP with the measurement of inventory in International Financial Reporting Standards (“IFRS”). ASU 2015-11 is effective for public business entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The amendments in ASU 2015-11 should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. We are currently in the process of evaluating the impact of the adoption of ASU 2015-02 on our consolidated financial statements.

In June 2015, the FASB issued ASU No. 2015-10, “Technical Corrections and Improvements” (“ASU 2015-10”). The amendments in ASU 2015-10 cover a wide range of Topics in the Accounting Standards Codification (the “ASC”). The amendments in ASU 2015-10 represent changes to clarify the ASC, correct unintended application of guidance, or make minor improvements to the ASC that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. Additionally, some of the amendments will make the ASC easier to understand and easier to apply by eliminating inconsistencies, providing needed clarifications, and improving the presentation of guidance in the ASC. Transition guidance varies based on the amendments in ASU 2015-10. The amendments in ASU 2015-10 that require transition guidance are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. All other amendments will be effective upon the issuance of ASU 2015-10. We are currently in the process of evaluating the impact of the adoption of ASU 2015-02 on our consolidated financial statements.

In February 2015, the FASB issued ASU No. 2015-02, "Consolidation (Topic 810): Amendments to the Consolidation Analysis” (“ASU 2015-02”). The amendments in this update affect reporting entities that are required to evaluate whether they should consolidate certain legal entities. All legal entities are subject to reevaluation under the revised consolidation model. ASU 2015-02 is effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. We are currently in the process of evaluating the impact of the adoption of ASU 2015-02 on our consolidated financial statements.

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

Amounts presented for the three months ended June 30, 2015 and 2014, have been reclassified to conform to the current presentation. The following table provides the amounts reclassified for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Amounts reclassified:
Consulting revenue	$-	$-	$-	$1,636,746
Consulting operating expenses	-	(1,098,269)	-	(1,305,477)
Selling and marketing	-	(14,515)	-	(24,221)
Impairment expense	-	(3,299,566)	-	(3,299,566)
Other income (expense)	-	3,432	-	(1,725)
Total amount reclassified as discontinued operations	$-	$(4,408,918)	$-	$(2,994,243)

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

The Company has aggregated the financial information of CBMG Shanghai and its subsidiaries in the table below. The aggregate carrying value of assets and liabilities of CBMG Shanghai and its subsidiaries (after elimination of intercompany transactions and balances) in the Company’s condensed consolidated balance sheets as of June 30, 2015 and December 31, 2014 are as follows:

	June 30,	December 31,
	2015	2014
Assets
Cash	$1,358,794	$3,496,678
Accounts receivable	366,900	141,029
Other receivables	161,426	127,280
Inventory	166,240	215,152
Prepaid expenses	272,122	193,613
Other current assets	-	109,777
Total current assets	2,325,482	4,283,529

Property, plant and equipment, net	774,609	1,055,648
Intangibles	1,983,383	42,779
Long-term prepaid expenses and other assets	250,032	126,503
Total assets	$5,333,506	$5,508,459

Liabilities
Accounts payable	$20,075	$10,572
Other payables	937,011	714,309
Payroll accrual	388,064	273,599
Taxes payable	49,865	-
Total current liabilities	$1,395,015	$998,480

Other non-current liabilities	224,091	436,346
Total liabilities	$1,619,106	$1,434,826

NOTE 5 – OTHER RECEIVABLES

The Company pays deposits on various items relating to office expenses and collects option exercise fees from brokers when stock options of the Company are exercised. Management has classified these deposits and option costs to be collected as other receivables as the intention is to recover these deposits in less than 12 months. As of June 30, 2015 and December 31, 2014 the amounts of other receivables was $453,477 and $135,957, respectively.

NOTE 6 – INVENTORY

As of June 30, 2015 and December 31, 2014, inventory consisted of the following:

	June 30, 2015	December 31, 2014
Raw materials	$244,564	$128,665
Work in progress	-	89,164
Finished goods	155,524	154,420
	$400,088	$372,249

NOTE 7 – PROPERTY, PLANT AND EQUIPMENT

As of June 30, 2015 and December 31, 2014, property, plant and equipment, carried at cost, consisted of the following:

	June 30, 2015	December 31, 2014

Office equipment	$18,230	$16,842
Manufacturing equipment	1,768,213	1,518,718
Computer equipment	97,952	73,888
Leasehold improvements	1,482,347	1,414,475

	3,366,742	3,023,923
Less: accumulated depreciation	(2,044,643)	(1,743,513)
	$1,322,099	$1,280,410

 For the three and six months ended June 30, 2015, depreciation expense was $144,100 and $298,909, respectively, as compared to  $133,268 and $263,660 for the three and six months ended June 30, 2014, respectively.

NOTE 8 – INVESTMENTS

The Company’s investments represent the investment in equity securities listed in Over-The-Counter (“OTC”) markets of the United States of America:

June 30, 2015	Cost	Gross Unrealized Gains/(losses)	Gross Unrealized Losses more than 12 months	Gross Unrealized Losses less than 12 months	Market or Fair Value
Equity position in Alpha Lujo, Inc.	$251,388	$(133,694)	$-	$-	$117,694
Equity position in Arem Pacific Corporation	5,030,000	9,610,000	-	-	14,640,000
Equity position in Wonder International Education & Investment Group Corporation	61,713	-	-	-	61,713
Total	$5,343,101	$9,476,306	$-	$-	$14,819,407

December 31, 2014	Cost	Gross Unrealized Gains/(losses)	Gross Unrealized Losses more than 12 months	Gross Unrealized Losses less than 12 months	Market or Fair Value
Equity position in Alpha Lujo, Inc.	$251,388	$42,846	$-	$-	$294,234
Equity position in Arem Pacific Corporation	5,030,000	1,370,000	-	-	6,400,000
Equity position in Wonder International Education & Investment Group Corporation	191,799	-	-	-	191,799
Total	$5,473,187	$1,412,846	$-	$-	$6,886,033

Net proceeds from sale of investments for the three and six months ended June 30, 2015 was $ nil and $1,480, respectively.  Net realized losses from sale of investments for the three and six months ended June 30, 2015 was $ nil and $5,178, respectively.

The unrealized holding gain for the investments that recognized in other comprehensive income for the three and six months ended June 30, 2015 was $10,631,731 and $8,063,460, respectively, as compared to $4,042,797 and $3,521,349 for the three and six months ended June 30, 2014, respectively.

The Company tracks each investment with an unrealized loss and evaluates them on an individual basis for other-than-temporary impairments, including obtaining corroborating opinions from third party sources, performing trend analysis and reviewing management’s future plans.  When investments have declines determined by management to be other-than-temporary the Company recognizes write downs through earnings.  Other-than-temporary impairment of investments for the three and six months ended June 30, 2015 was $ nil and $123,428, respectively.  For the three and six months ended June 30, 2014, other-than-temporary impairment of investments was $ nil.

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

The carrying value of financial items of the Company including cash and cash equivalents, accounts receivable, other receivables, accounts payable and accrued liabilities, approximate their fair values due to their short-term nature and are classified within Level 1 of the fair value hierarchy. The Company’s investments are classified within Level 2 of the fair value hierarchy because of the insufficient volatility of the three stocks traded in OTC market. The Company did not have any Level 3 financial investments as of June 30, 2015 and December 31, 2014.

Assets measured at fair value within Level 2 on a recurring basis as of June 30, 2015 and December 31, 2014 are summarized as follows:

	As of June 30, 2015
	Fair Value Measurements at Reporting Date Using:
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Equity position in Alpha Lujo, Inc.	$117,694	$-	$117,694	$-
Equity position in Arem Pacific Corporation	14,640,000	-	14,640,000	-
Equity position in Wonder International Education & Investment Group Corporation	61,713	-	61,713	-
	$14,819,407	$-	$14,819,407	$-

	As of December 31, 2014
	Fair Vaue Measurements at Reporting Date Using:
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Equity position in Alpha Lujo, Inc.	$294,234	$-	$294,234	$-
Equity position in Arem Pacific Corporation	6,400,000	-	6,400,000	-
Equity position in Wonder International Education & Investment Group Corporation	191,799	-	191,799	-
	$6,886,033	$-	$6,886,033	$-

No investments were acquired in the six months ended June 30, 2015. During the six months ended June 30, 2014, the Company received 3,000,000 shares of Arem Pacific Corporation and 800,000 shares of Alpha Lujo, Inc. as compensation for services performed by the Company’s consulting segment. No investments were received in the three months ended June 30, 2014.

As of June 30, 2015 and December 31, 2014, the Company holds 8,000,000 and 8,000,000 respectively, shares in Arem Pacific Corporation, 2,942,350 and 2,942,350 respectively, shares in Alpha Lujo, Inc. and 2,057,131 and 2,131,105 shares in Wonder International Education and Investment Group Corporation, respectively.  All available-for-sale investments held by the Company at June 30, 2015 and December 31, 2014 have been valued based on level 2 inputs due to the limited trading of all three of these companies.  Available-for-sale securities classified within level 2 of the fair value hierarchy are valued utilizing pricing reports from an independent third party pricing service.

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

As of June 30, 2015 and December 31, 2014, intangible assets, net consisted of the following:

Patents & knowhow & license
	June 30, 2015	December 31, 2014
Cost basis	$17,694,933	$11,404,730
Less: accumulated amortization	(912,419)	(289,758)
	$16,782,514	$11,114,972

Software
	June 30, 2015	December 31, 2014
Cost basis	$65,906	$65,848
Less: accumulated amortization	(30,759)	(24,144)
	$35,147	$41,704

Total intangibles, net	$16,817,661	$11,156,676

All software is provided by a third party vendor, is not internally developed, and has an estimated useful life of five years. Patents and knowhow are amortized using an estimated useful life of three to ten years. Amortization expense for the three and six months ended June 30, 2015 was $345,189 and $629,622, respectively, and amortization expense for the three and six months ended June 30, 2014 was $86,683 and $173,355, respectively.

Estimated amortization expense for each of the ensuing years are as follows for the years ending June 30:

Years ending June 30,	Amount
2016	$1,782,674
2017	1,782,436
2018	1,776,155
2019	1,770,913
2020 and thereafter	9,705,483
$16,817,661

NOTE 11 – LEASES

The Company leases facilities under non-cancellable operating lease agreements.  These facilities are located in the United States, Hong Kong and China.  The Company recognizes rental expense on a straight-line basis over the life of the lease period.  Rent expense under operating leases for the three and six months ended June 30, 2015 was approximately $272,113 and $503,222, respectively, as compared to $92,768 and $226,663 for the three and six months ended June 30, 2014, respectively.

As of June 30, 2015, the Company has the following future minimum lease payments due under the foregoing lease agreements:

Years ending June 30,	Amount
2016	$1,006,130
2017	493,106
2018	292,555
2019	292,555
2020	231,640
$2,315,986

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

In December 2014, the Company issued 39,260 shares as a finder fee in connection with the AG acquisition and recorded expense for the issuance of approximately $480,000.  The share price on the date of this signed agreement was $12.22 and was used to calculate number of shares to issue.

In March 2015, the Company closed a financing transaction pursuant to which it sold 515,786 shares of the Company’s common stock, to selected investors at $38 per share, for total gross proceeds of approximately $19,600,000. The shares were sold pursuant to separate subscription agreements between the Company and each investor. The Company incurred a finder fee of $979,992, equal to 5% of the gross proceeds from the investors that were introduced by such finders, which had been recorded as reduction in equity.

On June 26, 2015, the Company completed its acquisition of the certain license rights to technology and know-how from Blackbird BioFinance, LLC (“Blackbird”) and entered into an assignment and assumption agreement to acquire all of Blackbird’s right, title and interest in and to the exclusive worldwide license to a CD40LGVAX vaccine from the University of South Florida.  According to the asset purchase agreement, $1,050,000 in restricted common stock (based on the 20-day volume-weighted average price of the Company's stock on the closing date) will be delivered to Blackbird at closing, thus 28,120 shares of Company common stock were issued as part of the consideration of this transaction.

During the three and six months ended June 30, 2015, the Company expensed $1,816,456 and $3,517,364 associated with unvested options awards and $82,136 and $100,686 associated with restricted common stock issuances, respectively. During the three and six months ended June 30, 2014, the Company expensed $279,445 and $612,622 associated with unvested options awards and $35,354 and $63,514 associated with restricted common stock issuances, respectively.

During the three and six months ended June 30, 2015, options for 67,623 and 75,523 underlying shares were exercised on a cash basis, 67,623 and 75,523 shares of the Company’s common stock were issued accordingly. During the three and six months ended June 30, 2014, no options were exercised.

During the three and six months ended June 30, 2015, 901 shares of the Company’s restricted common stock were issued. During the three and six months ended June 30, 2014, 700 and 4,705 shares of the Company's restricted common stock were issued respectively.

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

On May 24, 2015, the Board approved the appointment of Richard L. Wang as the Company’s Chief Operation Officer.  In connection with Mr. Wang’s appointment, the Company entered into an agreement with Mr. Wang, pursuant to which Mr.Wang will receive an annual base salary of $210,000. The term of the agreement is effective as of May 18, 2015 for a period of three years, with a probation period from May 18, 2015 to November 18, 2015. Additionally, on May 18, 2015 the Company issued to Mr. Wang 20,000 restricted common stock and 30,000 options to purchase common stock with full vesting of 30%, 30% and 40% at each year anniversary of the grant date for 3 years. The strike price related to above option was $29.54 and expiration date was May 18, 2025.

Capital commitments

As of June 30, 2015, the capital commitments of the Company are summarized as follows:

June 30, 2015

Contracts for acquisition of equipment and GMP construction being or to be executed	$590,289
Contracts for acquisition of intangible assets being or to be executed	441,638
$1,031,927

Legal proceedings

On April 21, 2015, a putative class action complaint was filed against the Company in the U.S. District Court for the Northern District of California captioned Bonnano v. Cellular Biomedicine Group, Inc., 3:15-cv-01795-WHO (N.D. Ca.). The complaint also names Wei Cao, the Company’s Chief Executive Officer, and Tony Liu, the Company’s Chief Financial Officer, as defendants. The complaint alleges that during the class period, June 18, 2014, through April 7, 2015, the Company made material misrepresentations in its periodic reports filed with the SEC. The complaint alleges a cause of action under Section 10(b) of the Securities Exchange Act of 1934 (the “1934 Act”) against all defendants and under Section 20(a) of the 1934 Act against the individual defendants. The complaint does not state the amount of the damages sought. On June 3, 2015, defendants were served.  On June 29, 2015, the Court ordered, as stipulated by the parties, that defendants are not required to respond to the initial complaint in this action until such time as a lead plaintiff and lead counsel have been appointed and a consolidated complaint has been filed by the Rosen Law Firm on behalf of putative plaintiff Michelle Jackson.  On August 3, 2015, having received no opposition, the Court appointed Jackson as lead plaintiff and the Rosen Law Firm as class counsel.  As stipulated among the parties, Jackson will file an amended class action complaint on or before September 17, 2015, and the Company's date to answer or move is on or before November 2, 2015.  Discovery will be stayed pending a decision on the motion to dismiss. On that date, one motion was filed.  As of July 6, 2015, the date to respond to the motion, no other putative plaintiff or law firm had filed opposition papers.  The Company believes the suit is without merit and filled with patently false information, and will vigorously defend the Company in the matter. At this early stage of the proceedings it is not possible to evaluate the likelihood of an unfavorable outcome or to estimate the range of potential loss.

NOTE 15 – STOCK BASED COMPENSATION

Our stock-based compensation arrangements include grants of stock options and restricted stock awards under the Stock Option Plan (the “2009 Plan”,“2011 Plan”, “2013 Plan” and the “2014 Plan”), and certain awards granted outside of these plans. The compensation cost that has been charged against income related to stock options (including shares issued for services and expense true-ups and reversals described in Note 13) for the three and six months ended June 30, 2015 was $1,816,456 and $3,517,364, respectively, and for the three and six months ended June 30, 2014 was $333,177 and $612,622, respectively.  The compensation cost that has been charged against income related to restricted stock awards for the three and six months ended June 30, 2015 was $82,136 and $100,686, respectively, and for the three and six months ended June 30, 2014 was $28,160 and $63,518, respectively.

These expenses are included in overhead, general and administrative expense, selling and marketing expense as well as research and development expenses in our Consolidated Statements of Operations (see Note 21).

As of June 30, 2015, there was $15,126,590 all unrecognized compensation cost related to an aggregate of 1,338,987 of non-vested stock option awards and $844,430 related to an aggregate of 37,215 of non-vested restricted stock awards.  These costs are expected to be recognized over a weighted-average period of 2.02 years for the stock options awards and 1.72 years for the restricted stock awards.

During the six months ended June 30, 2015, the Company issued an aggregate of 634,279 options under the 2013 Plan and 2014 Plan to officers, directors and employees. The grant date fair value of these options was $12,172,344 using Black-Scholes option valuation models with the following assumptions: exercise price equal to the grant date stock price of $5.00 to $37.4, volatility 89.63% to 99.27%, expected life 6.0 years, and risk-free rate of 1.39% to 1.81%. The Company is expensing these options on a straight-line basis over the requisite service period.

The following table summarizes stock option activity as of June 30, 2015 and December 31, 2014 and for the six months ended June 30, 2015:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Outstanding at December 31, 2014	1,425,173	$7.37	8.9	$11,065,770
Grants	634,279	20.33
Forfeitures	(33,850)	13.72
Exercises	(75,523)	4.36
Outstanding at June 30, 2015	1,950,079	$11.44	8.2	$50,841,876

Vested and exercisable at June 30, 2015	611,092	$4.29	8.0	$20,303,531

Exercise		Number of Options
Price		Outstanding	Exercisable

$3.00 - $4.95		317,550	261,996
$5.00 - $9.19		758,750	349,096
$12.91	+	873,779	-
		1,950,079	611,092

The aggregate intrinsic value for stock options outstanding is defined as the positive difference between the fair market value of our common stock and the exercise price of the stock options.

Cash received from option exercises under all share-based payment arrangements for the six months ended June 30, 2015 was $234,599.  No options were exercised in the same period 2014.

NOTE 16 – NET INCOME (LOSS) PER SHARE

Basic and diluted net loss per common share is computed on the basis of our weighted average number of common shares outstanding, as determined by using the calculations outlined below:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Loss from continuing operations	$(5,026,475)	$(2,265,345)	$(9,313,646)	$(4,126,551)

Loss on discontinued operations	$-	$(4,408,918)	$-	$(2,994,243)

Net loss	$(5,026,475)	$(6,674,263)	$(9,313,646)	$(7,120,794)

Weighted average shares of common stock	11,531,497	7,829,314	11,286,712	7,660,974
Dilutive effect of stock options	-	-	-	-
Restricted stock vested not issued	-	-	-	-
Common stock and common stock equivalents	11,531,497	7,829,314	11,286,712	7,660,974

Loss from continuing operations per basic share	$(0.44)	$(0.29)	$(0.83)	$(0.54)
Loss from continuing operations per diluted share	$(0.44)	$(0.29)	$(0.83)	$(0.54)

Loss on discontinued operations per basic share	$-	$(0.56)	$-	$(0.39)
Loss on discontinued operations per diluted share	$-	$(0.56)	$-	$(0.39)

	$(0.44)	$(0.85)	$(0.83)	$(0.93)
	$(0.44)	$(0.85)	$(0.83)	$(0.93)

For the three and six months ended June 30, 2015 and 2014, the effect of conversion and exercise of the Company’s outstanding options are excluded from the calculations of dilutive net income (loss) per share as their effects would have been anti-dilutive since the Company had made loss for the three and six months ended June 30, 2015 and 2014.

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

The Company considers all available evidence to determine whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become realizable. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carry-forward periods), and projected taxable income in assessing the realizability of deferred tax assets. In making such judgments, significant weight is given to evidence that can be objectively verified. Based on all available evidence, in particular our three-year historical cumulative losses, recent operating losses and U.S. pre-tax loss for the three and six months ended June 30, 2015, we recorded a valuation allowance against our U.S. net deferred tax assets. In order to fully realize the U.S. deferred tax assets, we will need to generate sufficient taxable income in future periods before the expiration of the deferred tax assets governed by the tax code.

The following represent components of the current tax expense for the three and six months ended June 30, 2015 and 2014:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Current:
US federal	$-	$-	$-	$-
US state	2,450	-	3,250	-
Foreign	49,752	-	49,752	-
Total current tax expense	$52,202	$-	$53,002	$-
Deferred:
Federal	$-	$-	$-	$-
State	-	-	-	-
Foreign	-	-	-	-
Total deferred tax expense	$-	$-	$-	$-
Total income tax expense	$52,202	$-	$53,002	$-

Tax effects of temporary differences that give rise to significant portions of the Company's deferred tax assets at June 30, 2015 and December 31, 2014 are presented below:

	June 30,	December 31,
	2015	2014
Deferred tax assets:
Net operating loss carry forwards (offshore)	$1,640,997	$4,343,930
Net operating loss carry forwards (US)	2,381,499	1,823,432
Accruals (offshore)	70,651	-
Accrued compensation (US)	-	581,129
Stock-based compensation (US)	781,277	1,217,927
Investments (US)	1,680,855	599,332
Intangibles (US)	4,207	-

Subtotal	6,559,486	8,565,750
Less: valuation allowance	(6,559,486)	(8,565,750)
Net deferred tax asset	$-	$-

Deferred tax liabilities:	$-	$-

In each period since inception, the Company has recorded a valuation allowance for the full amount of net deferred tax assets, as the realization of deferred tax assets is uncertain. As a result, the Company has not recorded any federal or state income tax benefit in the consolidated statements of operations and comprehensive income (loss).

As of June 30, 2015, the Company had net operating loss carryforwards of $6.1 million for U.S federal purposes, $5.7 million for U.S. state purposes, and $3.1 million for Chinese income tax purposes,such losses are set to expire in 2035, 2035, and 2020 for U.S. federal, U.S. state and Chinese income tax purposes, respectively. All deferred income tax expense is offset by changes in the valuation allowance pertaining to the Company's existing net operating loss carryforwards due to the unpredictability of future profit streams prior to the expiration of the tax losses.  The Company's effective tax rate differs from statutory rates of 35% for U.S. federal income tax purposes and 25% for Chinese income tax purposes and 16.5% for Hong Kong income tax purposes due to the effects of the valuation allowance and certain permanent differences as it pertains to book-tax differences in the value of client shares received for services.

Income tax expense for the six months ended June 30, 2015 differed from the amounts computed by applying the statutory federal income tax rate of 35% to pretax income (loss) as a result of the following:

	For the Six Months Ended
	June 30, 2015
Effective Tax Rate Reconciliation
Income tax provision at statutory rate	$(3,241,225)	35.0%
State income taxes, net of federal benefit	2,113	0.0%
Foreign rate differential	1,207,879	(13.0)%
Other Permanent diference	833,122	(9.0)%
Change in Valuation Allowance	1,251,113	(13.5)%

Total tax expense	$53,002	(0.5)%

NOTE 18 – COLLABORATION AGREEMENT

Part of AG’s business includes a collaboration agreement to establish and operate a biologic treatment center in the Jilin province of China.  Under the terms of the agreement dated on December 10, 2012, AG’s collaborative partner funded the development of the center and provides certain ongoing services.  In exchange, the partner receives preferred repayment of all funds that were invested in the development, 60% of the net profits until all of the invested funds are repaid, and 40% of the net profits thereafter, and the rights to the physical assets at the conclusion of the agreement.  We are accounting for this transaction in accordance with ASC 808 Collaborative Arrangements and have reflected all assets and liabilities of the treatment center.  While a liability exists for the amounts to be repaid to the partner for the initial funding, no liability has been recognized for the partner’s rights to the assets upon the conclusion of the agreement as there is no specified termination date to the agreement. As of June 30, 2015, the net carrying amount of the physical assets located at biologic treatment center subject to transfer to the partner at the conclusion of the collaboration agreement was $342,935. For the three and six months ended June 30, 2015, AG incurred $85,659 and $236,541, respectively, attributed to 60% of net profits to the partner arising from aforementioned collaborative arrangements, which was recorded in the cost of sales.

NOTE 19 – SEGMENT INFORMATION

As stated in Note 3, as of June 23, 2014, the Company decided to discontinue the Consulting segment.  As such, since the discontinuation, the Company only has one business unit. Therefore, the Company will not be presenting segment information until such time as another segment is developed.

 NOTE 20 – SUBSEQUENT EVENTS

On July 17, 2015, Wonder International Education & Investment Group Corporation (“Wonder”) completed a transaction pursuant to a Stock Purchase Agreement whereby Mr. Xie Chungui cancelled 16,600,000 shares of common stock held in Wonder in exchange for Wonder transferring to him all of the issued and outstanding shares of Anhui Lang Wen Tian Cheng Consulting & Management Co., Ltd., a PRC company (“WOFE”). The WOFE had certain contractual arrangements with Anhui Wonder Education & Investment Management Corporation, a PRC company (“China Wonder”). China Wonder had ceased operations in April 2014. The Stock Purchase Agreement was entered into on April 2, 2015, and is subject to shareholder approval. Mr. Xie formerly was Wonder’s Chairman and controlling shareholder. On July 15, 2015, Mr. Keith Wong was appointed a Director of Wonder and on April 23, 2015, Mr. Wong was appointed as its Chief Executive Officer.  On July 15, 2015, Mr. Xie Chungui and Mr. Xiang Wei both resigned in their respective capacities as officers and directors of the Company.  Mr. Wei was Wonder’s Director, Chief Executive Officer and Chief Financial Officer.  On July 17, 2015, Wonder completed a subscription agreement with Mr. Keith Wong, Wonder’s sole director and Chief Executive Officer, pursuant to which Mr. Wong acquired 21,000,000 shares of Wonder in exchange for $50,000. After giving effect to the subscription, Mr. Wong beneficially owns 21,152,397 shares of Wonder or 86.7%, and the Company owns 2,131,105 shares of Wonder, or 8.7% of the issued and outstanding common stock of Wonder based upon 24,400,000 shares of common stock issued and outstanding as of July 21, 2015. We do not know whether we can liquidate our 2,131,105 shares of Wonder stock, or if liquidated, whether the realized amount will be meaningful at all.

On July 8, 2015, the Company appointed Alan List, MD as Chair of the Company’s Scientific Advisory Board. Dr. List will lead the board’s efforts to provide guidance and insight to advance CBMG’s multiple ongoing research programs and pipeline of therapies targeting unmet needs in the treatment of degenerative and cancerous diseases. Dr. Alan List is currently the President and Chief Executive Officer of Moffitt Cancer Center and Research Institute in Tampa, FL. Dr. List has received peer-reviewed NIH support for his work and has published extensively in the areas of myelodysplastic syndrome (MDS) and acute leukemia.

 On May 24, 2015, the Board approved the appointment of Yihong Yao as the Company’s Chief Scientific Officer.  In connection with Mr. Yao’s appointment, the Company entered into an agreement with Mr. Yao, pursuant to which Mr. Yao will receive an annual base salary of $250,000. The term of the agreement is effective as of August 4, 2015 for a period of three years, with a probation period from August 4, 2015 to February 4, 2016. Additionally, on August 4, 2015 the Company issued to Mr. Yao 25,000 restricted common stock and 25,000 options to purchase common stock with full vesting of 30%, 30%, and 40% at each year anniversary of the grant date for 3 years. The strike price related to above option was $26.53 and expiration date was August 4, 2025.

On August 11, 2015, Moffitt Cancer Center notified the FDA of its intent to transfer sponsorship of the U.S. CD40LGVAX Trial IND  to the Company.  The Company is currently evaluating both U.S. and non-U.S. options for furthering the CD40LGVAX trials.

NOTE 21 – COMPARATIVE FIGURES

The comparative figures of 2014 represent figures for the three and six months ended June 30, 2014.  In previous periods, all the stock based compensation were included in general and administrative expense.  In order to reflect the costs for each function more accurately, stock based compensation has been charged against overhead, general and administrative expense, selling and marketing expense as well as research and development expenses in accordance with function of the compensation plan participants from April 1, 2015.  Certain items in these comparative figures have been reclassified to conform with the current year’s presentation to facilitate comparison. Details are as follows:

	For the Three Months Ended			For the Six Months Ended
	June 30, 2014			June 30, 2014
	before reclassification	reclassification	after reclassification	before reclassification	reclassification	after reclassification
Operating expenses:
General and administrative	$1,719,316	$(76,558)	$1,642,758	$3,101,828	$(147,067)	$2,954,761
Research and development	642,830	76,558	719,388	1,140,977	147,067	1,288,044

Total	$2,362,146	$-	$2,362,146	$4,242,805	$-	$4,242,805

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis summarizes the significant factors affecting our results of operations, financial condition and liquidity position for the three months ended June 30, 2015 and 2014, and should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this filing.

This report contains forward-looking statements. These statements relate to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

Factors that might affect our forward-looking statements include, among other things:

●	overall economic and business conditions;

●	the demand for our products and services;

●	competitive factors in the industries in which we compete;

●	the results of our pending and future litigation;

●	the emergence of new technologies which compete with our product and service offerings;

●	our cash position and cash burn rate;

●	other capital market conditions, including availability of funding sources;

●	the strength of our intellectual property portfolio; and

●	changes in political environment, fiscal policies, government regulations in China and the U.S. related to our industries.

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

In January 2015 we  initiated patient recruitment to support a phase II clinical study, in China, of ReJoinTM human adipose derived mesenchymal progenitor cell (“haMPC”) therapy for Cartilage Damage (“CD”) resulting from osteoarthritis (“OA”) or sports injury. The study is based on the same science that has shown significant progress in the treatment of Knee Osteoarthritis (“KOA”). Both arthroscopy and the use of magnetic resonance imaging (“MRI”) will be deployed to further demonstrate the regenerative efficacy of ReJoinTM on CD.

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

We announced interim 24 week Phase IIb clinical trial results of KOA therapy named ReJoinTM on March 25, 2015, confirmed that the primary and secondary endpoints of ReJoinTM therapy groups have all improved significantly compared to their baseline. We plan to release 48 week follow-up data in late 2015.

On March 25, 2015, the Company announced results of the Phase I clinical studies on CAR-CD19 (CBM-C19.1) and CAR-CD20 (CBM-C20.1). The Phase I trial data showed an optimistic response rate under controllable toxicities.  In comparison with leading clinical research reports on CAR-CD19 therapies by peers, we believe that the efficacy profile of both CBM-C19.1 and CBM-C20.1 therapies are distinguished for the following reasons:

I.
The patient selection criteria of this study is highly selective.  The participants enrolled in the studies were advanced, relapsed, and refractory to other standard-of-care therapies. This selection criterion is highly distinguishable from other studies, which avoided higher risk patients. Most of these high severity patients would not have been eligible for other entities’ studies because of extramedullary involvement or because the presence of bulky tumors were deemed too risky for their trials.

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

In April 2015, the Company commenced to cooperate with an agent through which it started to provide technology services to a hospital located in Beijing. For the three month ended June 30, 2015, revenue of $91,477 was derived from this service.

On May 27, 2015, the Company announced the appointment of Richard L. Wang, Ph.D., MBA, PMP as Chief Operating Officer.
Dr. Wang, a seasoned and accomplished scientist and industry professional, brings operational, project management, and R&D governance experience from multinational pharmaceutical companies, to support the Company’s research of osteoarthritis, oncology and neuroscience therapeutics. Dr. Wang will oversee the Company’s research collaborations, technology transfers, drug development clinical trials, regulatory affairs, production, and oversight of the Company’s multicenter operations.

On June 26, 2015, the Company completed the acquisition of Blackbird BioFinance, LLC (“Blackbird”)’s University of South Florida (“USF”)’s license on the next generation cancer immunotherapy vaccine CD40LGVAX, its related technologies and technical knowledge.  Of the total consideration to be delivered to Blackbird for the purchased assets, $2,500,000 was delivered in cash and 28,120 shares of Company common stock (the "Closing Shares"), representing $1,050,000 of the purchase consideration, was issued and delivered to Blackbird. Another 18,747 shares (the “Holdback Shares”), representing $700,000 of the purchase consideration, will be issued and delivered to Blackbird on the sixth month anniversary of closing, subject to adjustments and satisfaction of certain conditions in line with similar transactions.  Based on the terms of the license, we believe the Company will pay potentially more than $25 million in future milestones and royalty payments.

We believe this technological addition may address meaningful and sizable unmet medical needs. Based on the latest data available from NCCN Clinical Practice Guidelines in Oncology Non-Small Cell Lung Cancer (“NSCLC”) (Version 4. 2014), an estimated 224,210 people in the United States were diagnosed with lung cancer in 2014, with an estimated 159,260 deaths occurring because of the disease. In China, 728,552 people were diagnosed with lung cancer in 2012, and 592,410 people in China died from lung cancer in 2012 (source: Chinese Cancer Registry Annual Report 2012 & GMCD40L Study Synopsis).

Despite the advances of targeted therapies and recent breakthroughs with immune checkpoint inhibitors, such as anti-PD1 or PDL1 monoclonal antibody treatments, there are still significant unmet medical needs in NSCLC, and the disease remains largely incurable. We believe the CD40LGVAX vaccine, in combination with an anti-PD1 monoclonal antibody, may provide synergistic and improved clinical benefits in both PDL1 positive and negative patients.  We previously anticipated a phase I/II clinical trial for the combined CD40LGVAX vaccine to commence in the second half of 2015.  We are currently evaluating both U.S. and non-U.S. options for furthering clinical trials for the CD40LGVAX vaccine following Moffitt Cancer Center’s notification to us that it will not be continuing its sponsorship of the U.S. CD40LGVAX Trial.

On June 26, 2015, the Russell Investments Group reconstituted its comprehensive set of U.S. indexes, the Company was selected to be included in the broad-market Russell 3000® Index.  The Russell 3000® Index encompasses the 3,000 largest U.S.-traded stocks by objective, market-capitalization rankings and style attributes. This weighted index by market capitalization was constructed to provide a comprehensive barometer of the broad market and it now represents approximately 98% of the investable U.S. equity market. Membership in this index, which remains in place for one year, means automatic inclusion in the small-cap Russell 2000® Index as well as the appropriate growth and value style indexes.  Russell indexes are widely used by investment managers and institutional investors for index funds and as benchmarks for active investment strategies.

In July 2015, the Company has received two new certifications from the China Food and Drug Administration (the “CFDA”) for its proprietary cell and tissue preservation media kits respectively, in accordance with the CFDA’s new regulations announced on June 1, 2015. These certified kits enable long-term preservation and long distance shipment of cells and tissue, without freezing them down, from and to the point of care for ready applications by physicians. The latest certifications further strengthen our Vertically Integrated Cell Manufacturing System (VICMS) to centralize the processing and supplying of autologous cell therapies, and reinforce our potential to be a world-class biotechnology company, serving large unmet medical needs.

With the recent addition of our cancer immune cell therapy resources, we plan to evaluate and prioritize our cancer clinical trial indications for commercialization using safe and most effective therapy or combination therapies. The Company believes that, when integrated with CBMG's state-of-the-art infrastructure and clinical platform, the aforementioned acquired AG, PG, 301 Hospital and USF technologies will improve our cancer immune cell therapies clinical pathway and pave the way for collaboration with renowned institutions. We plan to initiate certain cancer clinical trials upon receiving acceptance of the clinical trial designs with the principal investigator and obtaining the requisite approvals.

In the next 12 months, we aim to accomplish the following in our biomedicine business:

●	Complete the preclinical GLP safety evaluation studies of haMPC for Asthma and Chronic Obstructive Pulmonary Disease
●	Evaluate the feasibility of sponsoring a Phase I/II clinical study to support the New Drug Application (NDA) for the U.S. CD40LGVAX trial
●	Publish Phase I clinical trial results for CAR-T EGFR-HER1-positive for advanced lung cancer
●	Publish ReJoinTM KOA Phase IIb twelve-month data
●	Obtain approval for pending Patent Cooperation Treaty (“PCT”) patents
●	Develop a strategy to prioritize and launch cancer immune cell therapy clinical trials
●	Launch Phase II trials to explore the efficacy and safety of CD19 or CD20 CAR-T mono or combination therapies in chemo refractory/relapsing patients with hematological malignancies
●	Prepare preclinical package to apply for clinical trial of allogeneic haMPC therapy for COPD/Asthma

For the six months ended June 30, 2015 and 2014 we generated $1,260,349 and $179,120 in revenue, respectively.  The revenue in the first six months of 2015 is all from the technology services and revenue in the same period of 2014 was from sales of A-Stromal™ enzyme reagent kits. We expect our biomedicine business to generate revenues primarily from immune therapy and the development of therapies for the treatment of KOA in the next three to four years.

Our operating expenses for the six months ended June 30, 2015 were in line with management’s plans and expectations. We incurred an increase in total operating expenses of approximately $6,151,000 for the six months ended June 30, 2015, as compared to the six months ended June 30, 2014, which is primarily attributable to an increase in cost of sales in line with the revenue, option awards costs, professional service costs and increased input into R&D projects.

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

Cancer. In the cancer field, our in-licensed Tumor Cell Target Dendritic Cell (“TC-DC”)  therapy utilizes dendritic cells that have been taught the unique "signature" of the patient's’ cancer, in order to trigger an effective immune response against cancer stem cells, the root cause of cancer metastasis and recurrence. Our TC-DC product candidate has successfully completed a U.S. FDA Phase II clinical trial for the treatment of Metastatic Melanoma at the Hoag Medical Center in California. We have a process to develop human embryo-derived motor neuronal precursor cells and human embryo-derived neuronal precursor cells with high purity levels, validated by synapse formation, and have shown functional innervation with human muscle cells.  Under applicable international reciprocity procedures we are utilizing data generated in a U.S. Phase II clinical trial in an analogous China-based Phase I/II Clinical Trial for the treatment of Hepatocellular Carcinoma (“HCC”), a major type of Liver Cancer. Management believes we will be able to leverage skin cancer data produced in ongoing trials in the U.S., and apply it toward advancing our product candidate for the treatment of liver cancer and other cancer-related indications.  As of December 31, 2013, we have completed the HCC Phase I trial.   With the advent of more advanced technologies in our portfolio, at present we have not advanced the HCC trial using Dendritic Cells.  And with the recent build-up of our Vaccine, Tcm, TCR clonality, CAR-T and anti-PD-1 technologies we plan to evaluate and prioritize our cancer clinical trial indications for commercialization using safe and most effective therapy or combination therapies. We announced results from our Phase I trial for certain of CAR-T cancer immunotherapy programs on March 25, and May 21, 2015. The Phase I trial data for the CD19, CD20 and CD30 constructs showed a positive response rate under controllable toxicities.

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

The Company is constructing a GMP facility in Beijing with 16,000 square feet of space.  The Company signed related tenancy agreements in April 2015.  The lease term is five years, commencing from April 15, 2015 to April 14, 2020.  The annual rental expense is approximate $0.3 million. The Company also entered into an agreement for Beijing GMP facility construction on May 11, 2015 and the total contract amount is $0.7 million. Construction is anticipated to complete in third quarter 2015.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At June 30, 2015 and December 31, 2014, respectively, cash and cash equivalents include cash on hand and cash in the bank. At times, cash deposits may exceed government-insured limits.

Accounts Receivable

Accounts receivable represent amounts earned but not collected in connection with the Company’s sales as of June 30, 2015 and December 31, 2014. Accounts receivable are carried at their estimated collectible amounts.

The Company follows the allowance method of recognizing uncollectible accounts receivable. The Company recognizes bad debt expense based on specifically identified customers and invoices that are anticipated to be uncollectable. At June 30, 2015 and December 31, 2014, an allowance was determined to not be needed as the Company has recently started generating revenues from its technology services in the Biomedicine segment in 2014. Correspondingly the Company has not recorded any bad debt expense for the periods ended June 30, 2015 and 2014, respectively.

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

Options - The compensation cost that has been charged against income related to unvested stock options for the three and six months ended June 30, 2015 was $1,816,456 and $3,517,364, for the three and six months ended June 30, 2014 was $333,177 and $612,622,  respectively, and is included in operating expenses in our Condensed Consolidated Statements of Operations. As of June 30, 2015, there was $15,126,590 of total unrecognized compensation cost related to non-vested stock option awards. That cost is expected to be recognized over a weighted-average period of 2.02 years for the stock option awards.

Restricted shares – The compensation expense that has been charged against income related to restricted shares for the three and six months ended June 30, 2015 was $82,136 and $100,686, for the three and six months ended June 30, 2014 was $28,160 and $63,514, respectively, and is included in operating expense in our Condensed Consolidated Statement of Operations and Comprehensive Loss. As of June 30, 2015, a total of 37,215 restricted shares awards have been granted that remain unearned. As of June 30, 2015, total unrecognized compensation cost related to unvested awards was $844,430 for which the weighted average period over which such compensation cost is to be recognized is 1.72 years.

Revenue Recognition

The Company utilizes the guidance set forth in the ASC 605, regarding the recognition, presentation and disclosure of revenue in its financial statements.

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

While we have optimistic plans for our business strategy, we determined that a full valuation allowance was necessary against all net deferred tax assets as of June 30, 2015 and December 31, 2014, given the current and expected near term losses and the uncertainty with respect to our ability to generate sufficient profits from our business model.

Results of Operations

Below is a discussion of the results of our operations for the three and six months ended June 30, 2015 and 2014. These results are not necessarily indicative of result that may be expected in any future period. Our prospects should be considered in light of the risks, expenses and difficulties that we may encounter. We may not be successful in addressing these risks and difficulties.

 Comparison of Three Months Ended June 30, 2015 to Three Months Ended June 30, 2014

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

	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014
	CBMG	CBMG	Agreen	Pro forma
	As stated	As stated	Pro forma Adjustment	Consolidated
Net sales and revenue	$656,959	$118,069	$463,407	$581,476

Operating expenses:
Cost of sales	398,229	51,953	212,753	264,706
General and administrative	3,768,535	1,642,758	57,782	1,700,540
Selling and marketing	161,219	44,136	(2)	44,134
Research and development	1,322,692	719,388	19,688	739,076
Impairment of investments	-	-	-	-
Total operating expenses	5,650,675	2,458,235	290,221	2,748,456
Operating loss	(4,993,716)	(2,340,166)	173,186	(2,166,980)

Other income (expense)
Interest income	5,920	341	114	455
Other income (expense)	13,523	74,480	(98)	74,382
Total other income	19,443	74,821	16	74,837
Loss from continuing operations before taxes	(4,974,273)	(2,265,345)	173,202	(2,092,143)

Income taxes provision	(52,202)	-	-	-
Loss from Continuing operations	(5,026,475)	(2,265,345)	173,202	(2,092,143)

Loss on discontinued operations, net of taxes	-	(4,408,918)	-	(4,408,918)

Net loss	$(5,026,475)	$(6,674,263)	$173,202	$(6,501,061)
Other comprehensive income (loss):
Cumulative translation adjustment	42,236	4,978	4,179	9,157
Unrecognized gain on investments	10,631,731	4,042,797	-	4,042,797
Total other comprehensive income (loss):	10,673,967	4,047,775	4,179	4,051,954
Comprehensive income (loss)	$5,647,492	$(2,626,488)	$177,381	$(2,449,107)

Loss per share for continuing operations:
Basic	$(0.44)	$(0.29)	$0.23	$(0.24)
Diluted	$(0.44)	$(0.29)	$0.23	$(0.24)

Loss per share for discontinued operations:
Basic	$-	$(0.56)	$-	$(0.51)
Diluted	$-	$(0.56)	$-	$(0.51)

Net loss per share:
Basic	$(0.44)	$(0.85)	$0.23	$(0.76)
Diluted	$(0.44)	$(0.85)	$0.23	$(0.76)

Weighted average common shares outstanding:
Basic	11,531,497	7,829,314	753,522	8,582,836
Diluted	11,531,497	7,829,314	753,522	8,582,836

Results of Operations

Net sales and revenue

	Net Sales and Revenues
	2015	2014	Change	Percent

For the three months ended June 30,	$656,959	$118,069	$538,890	456%

In late 2014, with the acquisition of AG we have started generating revenue from technology services. All the revenue was derived from technology services for the three months ended June 30, 2015, while revenue was solely from sales of A-StromalTM kits during the same period in 2014.

Cost of Sales

	Cost of Sales
	2015	2014	Change	Percent

For the three months ended June 30,	$398,229	$51,953	$346,276	667%

The increase in cost of sales was in line with the increase in revenue from technology services.  The cost was incurred from the technology services in 2015 rather than the cost of the A-StromalTM kits in 2014.

General and Administrative Expenses

	General & Administrative Expenses
	2015	2014	Change	Percent

For the three months ended June 30,	$3,768,535	$1,642,758	$2,125,777	129%

Increased expenses in 2015 was associated with increased corporate activities related the management and the development of our biomedicine business and was primarily attributed to below facts:

o
An increase in stock-based compensation expense of $1,172,000, which primarily resulted from the new grants and higher fair value of unvested options after the Company listed on Nasdaq in June 2014 compared with those unvested options as of June 30, 2014;

o	An increase in depreciation and amortization of $180,000, which was mainly attributed to the knowhow and patents obtained from the acquisition of AG in third quarter 2014;
o	An increase in rental expenses of $144,000, which was mainly attributed to the new lease agreement concluded for the construction of Beijing GMP; and
o	An increase in legal, accounting and other professional services of $465,000.

Sales and Marketing Expenses

	Sales & Marketing Expenses
	2015	2014	Change	Percent

For the three months ended June 30,	$161,219	$44,136	$117,083	265%

We are now increasing our sales and marketing teams in the immunotherapy business. Sales and marketing expenses increased by approximately $117,000 in the three months ended June 30, 2015 as compared to the three months ended June 30, 2014, primarily as a result of an increase in stock-based compensation expenses of $48,000; an increase in payroll expenses of $12,000, an increase in market analysis professional fees of $27,000, an increase in travel expenses of $12,000 and an increase in meeting and conference expenses,  rental, office supplies and other miscellaneous expenses of approximately $18,000.

Research and Development Expenses

	Research and Development Expenses
	2015	2014	Change	Percent

For the three months ended June 30,	$1,322,692	$719,388	$603,304	84%

Research and development costs increased by approximately $603,000 in the three months ended June 30, 2015 as compared to the three months ended June 30, 2014 due primarily to an increase of our immunotherapy research and development team, which resulted in an increase in payroll expenses of $217,000; an increase in stock-based compensation expenses of $284,000 and an increase in rental of $34,000.

Operating Loss

	Operating Loss
	2015	2014	Change	Percent

For the three months ended June 30,	$(4,993,716)	$(2,340,166)	$(2,653,550)	113%

The increase in the operating loss for the three months ended June 30, 2015 as compared to the same period in 2014 is primarily due to changes in revenues, general and administrative expenses and research and development expenses, each of which is described above.

Total Other Income

	Other Income
	2015	2014	Change	Percent

For the three months ended June 30,	$19,443	$74,821	$(55,378)	(74)%

Other income for the three months ended June 30, 2015 was primarily interest income of $6,000 and subsidy income of $9,000.  Other income for the three months ended June 30, 2014 consists primarily of rental subsidy income and foreign exchange gains and losses on transactions in our biomedicine segment.

Income Taxes Provision

	Income Taxes Provision
	2015	2014	Change	Percent

For the three months ended June 30,	$(52,202)	$-	$(52,202)	N/A

While we have optimistic plans for our business strategy, we determined that a valuation allowance was necessary given the current and expected near term losses and the uncertainty with respect to our ability to generate sufficient profits from our business model. Therefore, we established a valuation allowance for all deferred tax assets.  Income tax expense for three months ended June 30, 2015 represents PRC tax of $49,752 and US state tax of $2,450.

Loss from Continuing Operations

	Loss from Continuing Operations
	2015	2014	Change	Percent

For the three months ended June 30,	$(5,026,475)	$(2,265,345)	$(2,761,130)	122%

Changes in loss from continuing operations are primarily attributable to changes in operating loss as described above.

Loss on Discontinued Operations

	Loss on Discontinued Operations, Net of Tax
	2015	2014	Change	Percent

For the three months ended June 30,	$-	$(4,408,918)	$4,408,918	(100)%

Change in loss on discontinued operations is primarily attributable to our decision to terminate our consulting business segment in second quarter 2014.

Net Loss

	Net Loss
	2015	2014	Change	Percent

For the three months ended June 30,	$(5,026,475)	$(6,674,263)	$1,647,788	(25)%

Changes in net loss are primarily attributable to changes in operations of our biomedicine segment as and the discontinued consulting segment, each of which is described above.

Comprehensive Net Income (Loss)

	Comprehensive Net Income (Loss)
	2015	2014	Change	Percent

For the three months ended June 30,	$5,647,492	$(2,626,488)	$8,273,980	(315)%

Comprehensive net income for three months ended June 30, 2015 includes unrecognized gain on investments of approximately $10,632,000, partially offset by currency translation of approximately $42,000 combined with the changes in net income. The large unrecognized gain on investments is primarily attributed to the valuation gain for the stock investment in Arem Pacific Corporation resulting from the 273% increase in Arem Pacific’s stock valuation price during the three months ended June 30, 2015.

Comparison of Six Months Ended June 30, 2015 to Six Months Ended June 30, 2014

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

	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014
	CBMG	CBMG	Agreen	Pro forma
	As stated	As stated	Pro forma Adjustment	Consolidated
Net sales and revenue	$1,260,349	$179,120	$778,669	$957,789

Operating expenses:
Cost of sales	892,291	92,553	486,161	578,714
General and administrative	6,448,772	2,954,761	155,025	3,109,786
Selling and marketing	310,241	65,495	913	66,408
Research and development	2,778,112	1,288,044	67,960	1,356,004
Impairment of investments	123,428	-	-	-
Total operating expenses	10,552,844	4,400,853	710,059	5,110,912
Operating loss	(9,292,495)	(4,221,733)	68,610	(4,153,123)

Other income (expense)
Interest income	21,031	565	143	708
Other income (expense)	10,820	94,617	(98)	94,519
Total other income	31,851	95,182	45	95,227
Loss from continuing operations before taxes	(9,260,644)	(4,126,551)	68,655	(4,057,896)

Income taxes provision	(53,002)	-	-	-
Loss from Continuing operations	(9,313,646)	(4,126,551)	68,655	(4,057,896)

Loss on discontinued operations, net of taxes	-	(2,994,243)	-	(2,994,243)

Net loss	$(9,313,646)	$(7,120,794)	$68,655	$(7,052,139)
Other comprehensive income (loss):
Cumulative translation adjustment	61,845	(6,835)	4,179	(2,656)
Unrecognized gain (loss) on investments	8,063,460	3,521,349	-	3,521,349
Total other comprehensive income (loss):	8,125,305	3,514,514	4,179	3,518,693
Comprehensive income (loss)	$(1,188,341)	$(3,606,280)	$72,834	$(3,533,446)

Loss per share for continuing operations:
Basic	$(0.83)	$(0.54)	$0.09	$(0.48)
Diluted	$(0.83)	$(0.54)	$0.09	$(0.48)

Loss per share for discontinued operations:
Basic	$-	$(0.39)	$-	$(0.36)
Diluted	$-	$(0.39)	$-	$(0.36)

Net loss per share:
Basic	$(0.83)	$(0.93)	$0.09	$(0.84)
Diluted	$(0.83)	$(0.93)	$0.09	$(0.84)

Weighted average common shares outstanding:
Basic	11,286,712	7,660,974	753,522	8,414,496
Diluted	11,286,712	7,660,974	753,522	8,414,496

Results of Operations

Net sales and revenue

	Net Sales and Revenues
	2015	2014	Change	Percent

For the six months ended June 30,	$1,260,349	$179,120	$1,081,229	604%

In late 2014, with the acquisition of AG we have started generating revenue from technology services. All the revenue was derived from technology services for the six months ended June 30, 2015, while revenue was solely from sales of A-StromalTM kits during the same period in 2014.

 Cost of Sales

	Cost of Sales
	2015	2014	Change	Percent

For the six months ended June 30,	$892,291	$92,553	$799,738	864%

The increase in cost of sales was in line with the increase in revenue in technology services. The cost was incurred from the technology services in 2015 rather than the cost of the A-StromalTM kits in 2014.

General and Administrative Expenses

	General & Administrative Expenses
	2015	2014	Change	Percent

For the six months ended June 30,	$6,448,772	$2,954,761	$3,494,011	118%

Increased expenses in 2015 was associated with increased corporate activities related the management and the development of our biomedicine business and was primarily attributed to below facts:

o
An increase in stock-based compensation expense of $1,843,000, which primarily resulted from the new grants and higher fair value of unvested options after the Company listed on Nasdaq in June 2014 compared with those unvested options as of June 30, 2014;

o	An increase in depreciation and amortization of $368,000, which was mainly attributed to the knowhow and patents obtained from the acquisition of AG in third quarter 2014;
o	An increase in rental expenses of $205,000, which was mainly attributed to the new lease agreement concluded for the construction of Beijing GMP; and
o	An increase in legal, accounting and other professional services of $676,000.

Sales and Marketing Expenses

	Sales & Marketing Expenses
	2015	2014	Change	Percent

For the six months ended June 30,	$310,241	$65,495	$244,746	374%

We are now increasing our sales and marketing teams in the immunotherapy business. Sales and marketing expenses increased by approximately $245,000 in the six months ended June 30, 2015 as compared to the same period in 2014, primarily as a result of an increase in stock-based compensation expenses of $96,000; an increase in payroll expenses of $59,000, an increase in market analysis professional fees of $47,000, an increase in travel expenses of $22,000 and an increase in meeting and conference expenses,  rental, office supplies and other miscellaneous expenses of approximately $21,000.

Research and Development Expenses

	Research and Development Expenses
	2015	2014	Change	Percent

For the six months ended June 30,	$2,778,112	$1,288,044	$1,490,068	116%

Research and development costs increased by approximately $1,490,000 in the six months ended June 30, 2015 as compared to the six months ended June 30, 2014 due primarily to increase of our immunotherapy research and development team, which resulted in an increase in payroll expenses of $387,000; an increase in stock-based compensation expenses of $935,000 and an increase in rental of $76,000.

Impairment of Investments

	Impairment of investments
	2015	2014	Change	Percent

For the six months ended June 30,	$123,428	$-	$123,428	N/A

The impairment of investments for the six months ended June 30, 2015 is attributed to the recognition of other than temporary impairment on the value of shares in one stock, no such expense existed in the same period in 2014.

Operating Loss

	Operating Loss
	2015	2014	Change	Percent

For the six months ended June 30,	$(9,292,495)	$(4,221,733)	$(5,070,762)	120%

The increase in operating loss for the six months ended June 30, 2015 as compared to the same period in 2014 is primarily due to changes in revenues, general and administrative expenses and research and development expenses, each of which is described above.

Total Other Income

	Other Income
	2015	2014	Change	Percent

For the six months ended June 30,	$31,851	$95,182	$(63,331)	(67)%

Other income for the six months ended June 30, 2015 was primarily interest income of $21,000 and subsidy income of $16,000, net of the disposal loss of investment stock of $5,000.  Other income for the six months ended June 30, 2014 consists primarily of rental subsidy income and foreign exchange gains and losses on transactions in our biomedicine segment.

Income Taxes Provision

	Income Taxes Provision
	2015	2014	Change	Percent

For the six months ended June 30,	$(53,002)	$-	$(53,002)	N/A

While we have optimistic plans for our business strategy, we determined that a valuation allowance was necessary given the current and expected near term losses and the uncertainty with respect to our ability to generate sufficient profits from our business model. Therefore, we established a valuation allowance for all deferred tax assets.  Income tax expense for three months ended June 30, 2015 represents PRC tax of $49,752 and the US state tax of $3,250.

Loss from Continuing Operations

	Loss from Continuing Operations
	2015	2014	Change	Percent

For the six months ended June 30,	$(9,313,646)	$(4,126,551)	$(5,187,095)	126%

Changes in loss from continuing operations are primarily attributable to changes in operating loss as described above.

Loss on Discontinued Operations

	Loss on Discontinued Operations, Net of Tax
	2015	2014	Change	Percent

For the six months ended June 30,	$-	$(2,994,243)	$2,994,243	(100)%

Change in loss on discontinued operations is primarily attributable to our decision to terminate this Consulting business segment in second quarter 2014.

Net Loss

	Net Loss
	2015	2014	Change	Percent

For the six months ended June 30,	$(9,313,646)	$(7,120,794)	$(2,192,852)	31%

Changes in net loss are primarily attributable to changes in operations of our biomedicine segment as and the discontinued consulting segment, each of which is described above.

Comprehensive Net Loss

	Comprehensive Net Loss
	2015	2014	Change	Percent

For the six months ended June 30,	$(1,188,341)	$(3,606,280)	$2,417,939	(67)%

Comprehensive net loss for six months ended June 30, 2015 includes unrecognized gain on investments of approximately $8,063,000, partially offset by currency translation of approximately $62,000 combined with the changes in net income.  The large unrecognized gain on investments is primarily attributed to the valuation gain for the stock investment in Arem Pacific Corporation resulting from the 129% increase in Arem Pacific’s stock valuation price during the six months ended June 30, 2015.

Liquidity and Capital Resources

We had working capital of $20,283,489 as of June 30, 2015 compared to $12,019,143 as of December 31, 2014. Our cash position increased to $23,651,084 at June 30, 2015 compared to $14,770,584 at December 31, 2014, as we had an increase in cash generated from financing activities due to a private placement financing in March 2015 for aggregate gross proceeds of approximately $19,600,000 through the sale of 515,786 shares of Common Stock, partially offset by an increase in cash used in operating activities.

Net cash provided by or used in operating, investing and financing activities from continuing operations was as follows:

Net cash used in operating activities was approximately $5,700,000 and $4,723,000 for the six months ended June 30, 2015 and 2014, respectively. The following table reconciles net loss to net cash used in operating activities:

For the six months ended June 30,	2015	2014	Change
Net loss	$(9,313,646)	$(7,120,794)	$(2,192,852)
Non cash transactions	4,675,187	2,818,992	1,856,195
Changes in operating assets, net	(1,061,347)	(420,862)	(640,485)
Net cash used in operating activities	$(5,699,806)	$(4,722,664)	$(977,142)

The 2015 change in non-cash transaction was primarily due to the increase in stock-based compensation of $3,005,000, decrease in impairment of goodwill of $3,300,000 and decrease in stock received for services of $1,610,000 compared with same period in 2014.

Net cash used in investing activities was approximately $4,609,000 and $77,000 in the six months ended June 30, 2015 and 2014, respectively.  These amounts were primarily the result of purchases of fixed assets and intangible assets.

Cash provided by financing activities was approximately $19,199,000 and $11,188,000 in the six months ended June 30, 2015 and 2014, respectively. These amounts were mainly attributable to the proceeds received from the issuance of common stock.

Liquidity and Capital Requirements Outlook

Excluding any potential sponsorship in the U.S. CD40LGVAX Trial, we anticipate that the Company will require approximately $15 million in cash to operate as planned in the coming 12 months. Of this amount, approximately $11 million will be used to operate our facilities and offices, including but not limited to payroll expenses, rent and other operating costs, and to fund our research and development as we continue to develop our products through the clinical study process.  Approximately $0.4 million will be used to pay finder fee for previous private placement sale of equity, $1.6 million will be used to settle the remaining cash consideration of AG acquisition and $2 million will be used to expand our physical plant and facilities in our immune cell therapy business and Car-T research and development, although we may revise these plans depending on the changing circumstances of our biomedicine business.

We expect to rely on current cash balances that we hold to provide for these capital requirements. We do not intend to use, and will not rely on our holdings in securities to fund our operations.  One of our stocks held, Wonder International Education & Investment Group Corporation (“Wonder”), is delinquent in its SEC filings for multiple periods.  We do not know whether we can liquidate our 2,131,105 shares of Wonder stock or any of our other portfolio securities, or if liquidated, whether the realized amount will be meaningful at all.

In March 2015, we had received approximately $19,600,000 from our latest private placement sale of equity. As we continue to incur losses, achieving profitability is dependent upon the successful development of our immune therapy business and commercialization of our technology in research and development phase, which is a number of years in the future. Once that occurs, we will have to achieve a level of revenues adequate to support our cost structure. We may never achieve profitability, and unless and until we do, we will continue to need to raise additional capital. Over the next 12 months ending June 30, 2016, we estimate negative operating cash flow of approximately $11 million. Management intends to fund future operations through additional private or public debt or equity offerings, and may seek additional capital through arrangements with strategic partners or from other sources.

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

In order to finance our medium to long-term plans, we intend to rely upon external financing. This financing may be in the form of equity and or debt, in private placements and/or public offerings, or arrangements with private lenders. Due to our short operating history and our early stage of development, particularly in our biomedicine business, we may find it challenging to raise capital on terms that are acceptable to us, or at all. Furthermore our negotiating position in the capital raising process may worsen as we consume our existing resources. Investor interest in a company such as ours is dependent on a wide array of factors, including the state of regulation of our industry in China (e.g. the policies of MOH and the CFDA), the U.S. and other countries, political headwinds affecting our industry, the investment climate for issuers involved in businesses located or conducted within China, the risks associated with our corporate structure, risks relating to our joint venture partners, licensed intellectual property, as well as the condition of the global economy and financial markets in general. Additional equity financing may be dilutive to our stockholders; debt financing, if available, may involve significant cash payment obligations and covenants that restrict our ability to operate as a business; our stock price may not reach levels necessary to induce option or warrant exercises; and asset sales may not be possible on terms we consider acceptable. If we are unable to raise the capital necessary to meet our medium- and long-term liquidity needs, we may have to delay or discontinue certain clinical trials, the licensing, acquisition and/or development of cell therapy technologies, and/or the expansion of our biomedicine business; or we may have to raise funds on terms that we consider unfavorable.

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

Changes in Internal Control over Financial Reporting

During the six months ended June 30, 2015, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On June 3, 2015, defendants were served.  On June 29, 2015, the Court ordered, as stipulated by the parties, that defendants are not required to respond to the initial complaint in this action until such time as a lead plaintiff and lead counsel have been appointed and a consolidated complaint has been filed.  The deadline for filing motions for the appointment of lead plaintiff and selection of lead counsel was June 22, 2015.  On that date, one motion was filed by the Rosen Law Firm on behalf of putative plaintiff Michelle Jackson.  On August 3, 2015, having received no opposition, the Court appointed Jackson as lead plaintiff and the Rosen Law Firm as class counsel.  As stipulated among the parties, Jackson will file an amended class action complaint on or before September 17, 2015, and the Company's date to answer or move is on or before November 2, 2015.  Discovery will be stayed pending a decision on the motion to dismiss.

The Company believes that the claims do not have merit and intends to vigorously defend against them.   At this early stage of the proceedings it is not possible to evaluate the likelihood of an unfavorable outcome or to estimate the range of potential loss.

Other than as disclosed above, during the period covered by this report, we were not involved in any litigation that we believe could have a materially adverse effect on our financial condition or results of operations.

ITEM 1A. RISK FACTORS

During the three months ended June 30, 2015, there were no material changes to the risk factors disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014 except the risks set forth below.

Our newly acquired technology platform, including our CAR-T, PD1, whether preclinical or clinical, and the cancer vaccine technologies are new approaches to cancer treatment that present significant challenges.

We have concentrated our research and development efforts on T cell immunotherapy technology, and our future success in cancer treatment is dependent on the successful development of T cell immunotherapies in general and our CAR and vaccine technologies and product candidates in particular. Our approach to cancer treatment aims to alter T cells ex vivo through genetic modification using viruses designed to reengineer the T cells to recognize specific proteins on the surface or inside cancer cells. Because this is a new approach to cancer immunotherapy and cancer treatment generally, developing and commercializing our product candidates subjects us to many challenges.

We cannot be sure that our T cell immunotherapy and vaccine technologies will yield satisfactory products that are safe and effective, scalable, or profitable. Additionally, because our technology involves the genetic modification of patient cells ex vivo using a virus, we are subject to many of the challenges and risks that gene therapies face, including regulatory requirements governing gene and cell therapy products have changed frequently.

Moreover, public perception of therapy safety issues, including adoption of new therapeutics or novel approaches to treatment, may adversely influence the willingness of subjects to participate in clinical trials, or if approved, of physicians to subscribe to the novel treatment mechanics. Physicians, hospitals and third-party payers often are slow to adopt new products, technologies and treatment practices that require additional upfront costs and training. Physicians may not be willing to undergo training to adopt this novel and personalized therapy, may decide the therapy is too complex to adopt without appropriate training and may choose not to administer the therapy. Based on these and other factors, hospitals and payers may decide that the benefits of this new therapy do not or will not outweigh its costs.

Our near term ability to generate product revenue is dependent on the success of one or more of our CD19, CD22, CD30 and HER1, as well as CD40GVAX product candidates, each of which are at an early-stage of development and will require significant additional clinical testing before we can seek regulatory approval and begin commercial sales.

Our near term ability to generate product revenue is highly dependent on our ability to obtain regulatory approval of and successfully commercialize one or more of our CD19, CD20, CD30 and HER1, as well as CD40GVAX product candidates. All of these products are in the early stages of development, have been tested in a relatively small number of patients, and will require additional clinical and nonclinical development, regulatory review and approval in each jurisdiction in which we intend to market the products, substantial investment, access to sufficient commercial manufacturing capacity, and significant marketing efforts before we can generate any revenue from product sales. Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must conduct extensive clinical studies to demonstrate the safety, purity, and potency of the product candidates in humans. We cannot be certain that any of our product candidates will be successful in clinical studies and they may not receive regulatory approval even if they are successful in clinical studies.

If our products encounter safety or efficacy problems, developmental delays, regulatory issues, or other problems, our development plans and business could be significantly harmed. Further, competitors who are developing products with similar technology may experience problems with their products that could identify problems that would potentially harm our business.

Third parties have sponsored and conducted all clinical trials of our CD19, CD20, CD30 and HER1, as well as the CD40GVAX vaccine product candidates so far, and our ability to influence the design and conduct of such trials has been limited. We plan to assume control over the future clinical and regulatory development of the CD19, CD20, CD30 and HER1, and may do so for other product candidates, which will entail additional expenses and may be subject to delay. Any failure by a third party to meet its obligations with respect to the clinical and regulatory development of our product candidates may delay or impair our ability to obtain regulatory approval for our products and result in liability for our company.

To date, we have not sponsored any clinical trials relating to our CD19, CD20, CD30, HER1 and CD40GVAX product candidates or other product candidates. Instead, faculty members at our third-party research institution collaborators, or those institutions themselves, have sponsored all clinical trials relating to these product candidates, in each case under their own Investigational New Drug applications (“INDs”) with the respective regulatory agency. We plan to assume control of the overall clinical and regulatory development of CD19, CD20, CD30 and HER1 for future clinical trials and obtain sponsorship of the INDs or file new Company-sponsored INDs in China and/or the United States.  Following the recent notification from the Moffitt Cancer Center that it will not be continuing its sponsorship of the U.S. CD40LGVAX Trial, we will evaluate other options to conducting the U.S. CD40LGVAX Trial and continuing the related IND with the Federal Drug Administration (“FDA”). Failure to obtain, or delays in obtaining, sponsorship of INDs or in filing new Company-sponsored INDs for these or any other product candidates we determine to advance could negatively affect the timing of our potential future clinical trials. Such an impact on timing could increase research and development costs and could delay or prevent obtaining regulatory approval for our most advanced product candidates, either of which could have a material adverse effect on our business.

Further, even in the event that the IND sponsorship is obtained for existing and new INDs, we did not control the design or conduct of the previous trials. It is possible that the CFDA or other regulatory agencies will not accept these previous trials as providing adequate support for future clinical trials, whether controlled by us or third parties, for any of one or more reasons, including the safety, purity, and potency of the product candidate, the degree of product characterization, elements of the design or execution of the previous trials or safety concerns, or other trial results. We may also be subject to liabilities arising from any treatment-related injuries or adverse effects in patients enrolled in these previous trials. As a result, we may be subject to unforeseen third-party claims and delays in our potential future clinical trials. We may also be required to repeat in whole or in part clinical trials previously conducted by our third-party research institution collaborators, which will be expensive and delay the submission and licensure or other regulatory approvals with respect to any of our product candidates. Any such delay or liability could have a material adverse effect on our business.

Moreover, although we plan to assume control of the overall clinical and regulatory development of CD19, CD20, CD30 and HER1 going forward, we have so far been dependent on contractual arrangements with our third-party research institution collaborators and will continue to be until we assume control. We also expect to be dependent on our contractual arrangements with third-party research institution collaborators for ongoing and planned trials for our other product candidates until we determine to assume control of the clinical and regulatory development of those candidates. Such arrangements provide us certain information rights with respect to the previous, planned, or ongoing trials, including access to and the ability to use and reference the data, including for our own regulatory filings, resulting from such trials. If our third-party research institution collaborators breach these obligations, or if the data prove to be inadequate compared to the first-hand knowledge we might have gained had the completed trials been Company-sponsored trials, then our ability to design and conduct our planned corporate-sponsored clinical trials may be adversely affected. Additionally, the regulatory agencies may disagree with the sufficiency of our right to reference the preclinical, manufacturing, or clinical data generated by these prior investigator-sponsored trials, or our interpretation of preclinical, manufacturing, or clinical data from these clinical trials. If so, the regulatory agencies may require us to obtain and submit additional preclinical, manufacturing, or clinical data before we may begin our planned trials and/or may not accept such additional data as adequate to begin our planned trials.

Our CD19, CD20, CD30 and HER1, as well as the CD40GVAX product candidates are biologics and the manufacture of our product candidates is complex and we may encounter difficulties in production, particularly with respect to process development or scaling-out of our manufacturing capabilities. If we or any of our third-party manufacturers encounter such difficulties, our ability to provide supply of our product candidates for clinical trials or our products for patients, if approved, could be delayed or stopped, or we may be unable to maintain a commercially viable cost structure.

Our immune cell CAR-T and vaccine product candidates are biologics and the process of manufacturing our products is complex, highly- regulated and subject to multiple risks. The manufacture of our product candidates involves complex processes, including harvesting T cells from patients, genetically modifying the T cells ex vivo, multiplying the T cells to obtain the desired dose, and ultimately infusing the T cells back into a patient’s body. As a result of the complexities, the cost to manufacture these biologics in general, and our genetically modified cell product candidates in particular, is generally higher than the adipose stem cell, and the manufacturing process is less reliable and is more difficult to reproduce. Our manufacturing process will be susceptible to product loss or failure due to logistical issues associated with the collection of white blood cells, or starting material, from the patient, shipping such material to the manufacturing site, shipping the final product back to the patient, and infusing the patient with the product, manufacturing issues associated with the differences in patient starting materials, interruptions in the manufacturing process, contamination, equipment or reagent failure, improper installation or operation of equipment, vendor or operator error, inconsistency in cell growth, and variability in product characteristics. Even minor deviations from normal manufacturing processes could result in reduced production yields, product defects, and other supply disruptions. If for any reason we lose a patient’s starting material or later-developed product at any point in the process, the manufacturing process for that patient will need to be restarted and the resulting delay may adversely affect that patient’s outcome. If microbial, viral, or other contaminations are discovered in our product candidates or in the manufacturing facilities in which our product candidates are made, such manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination. Because our product candidates are manufactured for each particular patient, we will be required to maintain a chain of identity with respect to materials as they move from the patient to the manufacturing facility, through the manufacturing process, and back to the patient. Maintaining such a chain of identity is difficult and complex, and failure to do so could result in adverse patient outcomes, loss of product, or regulatory action including withdrawal of our products from the market. Further, as product candidates are developed through preclinical to late stage clinical trials towards approval and commercialization, it is common that various aspects of the development program, such as manufacturing methods, are altered along the way in an effort to optimize processes and results. Such changes carry the risk that they will not achieve these intended objectives, and any of these changes could cause our product candidates to perform differently and affect the results of planned clinical trials or other future clinical trials.

Although we do intend to develop our own manufacturing facility, and we have leased a facility in Beijing that we intend to build out to support our clinical and commercial manufacturing activities, we may, in any event, never be successful in developing our own manufacturing facility.   Currently, our CAR-T product candidates are manufactured using non-scalable processes by our third-party research institution collaborators that we do not intend to use for more advanced clinical trials or commercialization.  Additionally, we currently rely on outside vendors to manufacture the CD40GVAX supplies and process our Vaccine-related product candidates.  We have not yet caused our product candidates to be manufactured or processed on a commercial scale and may not be able to do so for any of our product candidates. Although our manufacturing and processing approach is based upon the current approach undertaken by our third-party research institution collaborators, we do not have experience in managing the vaccine manufacturing process, and our process may be more difficult or expensive than the approaches currently in use. We will make changes as we work to optimize the manufacturing process, and we cannot be sure that even minor changes in the process will not result in significantly different CAR-T or vaccine that may not be as safe and effective as the current products deployed by our third-party research institution collaborators. As a result of these challenges, we may experience delays in our clinical development and/or commercialization plans. The manufacturing risks could delay or prevent the completion of our clinical trials or the approval of any of our product candidates by the FDA, CFDA or other regulatory authorities, result in higher costs or adversely impact commercialization of our product candidates. In addition, we will rely on third parties to perform certain specification tests on our product candidates prior to delivery to patients. If these tests are not appropriately done and test data are not reliable, patients could be put at risk of serious harm and the FDA, CFDA or other regulatory authorities could require additional clinical trials or place significant restrictions on our company until deficiencies are remedied.  We may ultimately be unable to reduce the cost of goods for our product candidates to levels that will allow for an attractive return on investment if and when those product candidates are commercialized.

We are and will continue to rely in significant part on outside scientists and their third-party research institutions for research and development and early clinical testing of our product candidates. These scientists and institutions may have other commitments or conflicts of interest, which could limit our access to their expertise and harm our ability to leverage our technology platform.

We currently have limited internal research and development capabilities and are currently conducting no independent clinical trials with our CD19, CD20, CD30, HER1 and CD40GVAX product candidates or our other product candidates. We therefore rely at present on our third-party research institution collaborators for both capabilities.

The outside scientists who conduct the clinical testing of our current product candidates, and who conduct the research and development upon which our product candidate pipeline depends, are not our employees; rather they serve as either independent contractors or the primary investigators under collaboration that we have with their sponsoring academic or research institution. Such scientists and collaborators may have other commitments that would limit their availability to us. Although our scientific advisors generally agree not to do competing work, if an actual or potential conflict of interest between their work for us and their work for another entity arises, we may lose their services.  For instance, we were recently notified that the Moffitt Cancer Center, which previously sponsored the U.S. CD40LGVAX Trial and had planned to commence phase I/II trials in the second half of 2015, intends to transfer such sponsorship to the Company, and as a result we are currently evaluating the feasibility of conducting these trials ourselves or commencing the trial in the United States or elsewhere. These factors could adversely affect the timing of the clinical trials, the timing of receipt and reporting of clinical data, the timing of Company-sponsored IND filings, and our ability to conduct future planned clinical trials. It is also possible that some of our valuable proprietary knowledge may become publicly known through these scientific advisors if they breach their confidentiality agreements with us, which would cause competitive harm to, and have a material adverse effect on our business.

If we are unable to maintain our licenses, patents or other intellectual property we could lose important protections that are material to continuing our operations and our future prospects.

We operate in the highly technical field of development of regenerative and immune cellular therapies. In addition to patents, we rely in part on trademark, trade secret and protection to protect our intellectual properties comprised of proprietary know how, technology and processes. However, trade secrets are difficult to protect. We have entered and expect to continue to enter into confidentiality and intellectual property assignment agreements with our employees, consultants, outside scientific collaborators, sponsored researchers, affiliates and other advisors. These agreements generally require that the other party keep confidential and not disclose to third parties all confidential information developed by the party or made known to the party by us. These agreements may also provide that inventions conceived by the party in the course of rendering services to us will be our exclusive property. However, these agreements may be difficult to enforce, or can be breached and may not effectively protect our intellectual property rights.

In addition to contractual measures, we try to protect the confidential nature of our proprietary information by compartmentalize our intellectual properties as well as using other security measures. Such physical and technology measures may not provide adequate protection for our proprietary information. For example, our security measures may not prevent an employee or consultant with authorized access from misappropriating our trade secrets and providing them to a competitor, and the recourse we have available against such misconduct may be inadequate to adequately protect our interests. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret can be difficult, expensive and time consuming, and the outcome is unpredictable. In addition, courts outside the United States may be less willing to protect trade secrets. Furthermore, others may independently develop our proprietary information in a manner that could prevent legal recourse by us. If any of our confidential or proprietary information, including our trade secrets and know how, were to be disclosed or misappropriated, or if a competitor independently developed any such information, our competitive position could be harmed.

We will not seek to protect our intellectual property rights in all jurisdictions throughout the world and we may not be able to adequately enforce our intellectual property rights even in the jurisdictions where we seek protection.

Filing, prosecuting and defending patents on our product candidates in all countries and jurisdictions throughout the world would be impracticable and cost prohibitive, and our intellectual property rights in some countries could be less extensive than those in the People’s Republic of China or the United States, assuming that rights are obtained in these jurisdiction. In addition, the laws of some foreign countries may not protect all of our intellectual properties.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

All unregistered sales and issuances of equity securities for the three months ended June 30, 2015 were previously disclosed in a Form 8-K or Form 10-Q filed with the SEC.

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

CELLULAR BIOMEDICINE GROUP, INC.
(Registrant)

Date: August 13, 2015	By:	/s/ Wei (William) Cao
Wei (William) Cao
Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Bizuo (Tony) Liu
Bizuo (Tony) Liu
Chief Financial Officer (Principal Financial and Accounting Officer)