Form 10-Q
period 2015-09-30
Cellular Biomedicine Group, Inc.
filed 2015-11-13
CIK 1378624

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-36498

CELLULAR BIOMEDICINE GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware	86-1032927
State of Incorporation	IRS Employer Identification No.

19925 Stevens Creek Blvd., Suite 100
Cupertino, California 95014
(Address of principal executive offices)

(408) 973-7884
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

As of November 3, 2015, there were 11,679,669 shares of common stock, par value $.001 per share issued and outstanding.

PART I – FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (Unaudited)

 CELLULAR BIOMEDICINE GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
AS OF SEPTEMBER 30, 2015 AND DECEMBER 31, 2014

	September 30,	December 31,
	2015	2014

Assets
Cash and cash equivalents	$20,106,377	$14,770,584
Accounts receivable	410,761	141,029
Other receivables	319,211	135,957
Inventory	422,077	372,249
Prepaid expenses	439,657	565,299
Other current assets	-	110,347
Total current assets	21,698,083	16,095,465

Investments	13,299,407	6,886,033
Property, plant and equipment, net	1,726,418	1,280,410
Goodwill	7,678,787	7,678,789
Intangibles, net	16,323,642	11,156,676
Long-term prepaid expenses and other assets	1,150,296	587,729
Total assets (1)	$61,876,633	$43,685,102

Liabilities and Stockholders' Equity

Liabilities:
Accounts payable	$146,369	$426,917
Accrued expenses	2,574,829	2,074,384
Taxes payable	615,800	814,288
Advances payable to related party	-	36,254
Other current liabilities	1,382,798	724,479
Total current liabilities	4,719,796	4,076,322

Other non-current liabilities	231,085	452,689
Total liabilities (1)	4,950,881	4,529,011

Commitments and Contingencies (note 14)

Stockholders' equity:

Preferred stock, par value $.001, 50,000,000 shares
authorized; none issued and outstanding as of
September 30, 2015 and December 31, 2014, respectively	-	-

Common stock, par value $.001, 300,000,000 shares authorized;
11,656,857 and 10,990,335 issued and outstanding
as of September 30, 2015 and December 31, 2014, respectively	11,657	10,990
Additional paid in capital	101,312,047	75,467,316
Accumulated deficit	(52,346,434)	(37,890,590)
Accumulated other comprehensive income (loss)	7,948,482	1,568,375
Total stockholders' equity	56,925,752	39,156,091
Total liabilities and stockholders' equity	$61,876,633	$43,685,102
_______________
(1)
The Company’s consolidated assets as of September 30, 2015 and December 31, 2014 included $5,827,782 and $5,508,459, respectively, of assets of variable interest entities, or VIEs, that can only be used to settle obligations of the VIEs.  Each of the following amounts represent the balances of the VIEs as of September 30, 2015 and December 31, 2014, respectively.  These assets include cash and cash equivalents of $1,842,457 and $3,496,678; accounts receivable of $280,042 and $141,029; other receivables of $151,208 and $127,280; inventory of $161,613 and $215,152; prepaid expenses of $260,919 and $193,613; other current assets of $ nil and $109,777; property, plant and equipment, net, of $742,611 and $1,055,648; intangibles of $1,872,495 and $42,779; and long-term prepaid expenses and other assets of $516,437 and $126,503.  The Company’s consolidated liabilities as of September 30, 2015 and December 31, 2014 included $1,386,205 and $1,434,826, respectively, of liabilities of the VIEs whose creditors have no recourse to the Company.   These liabilities include accounts payable of $27,283 and $10,572; other payables of $693,693 and $714,309; payroll accrual of $425,597 and $273,599; taxes payable of $24,267 and $ nil; and other non-current liabilities of $215,365 and $436,346. See further description in Note 4, Variable Interest Entities.

The accompanying notes are an integral part of these condensed consolidated financial statements.

CELLULAR BIOMEDICINE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)
FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
		(Note 21)		(Note 21)
Net sales and revenue	$624,907	$-	$1,885,256	$179,120

Operating expenses:
Cost of sales	443,416	-	1,335,707	92,553
General and administrative	3,467,184	1,946,909	9,915,956	4,901,670
Selling and marketing	190,152	21,311	500,393	86,806
Research and development	2,190,240	812,227	4,968,352	2,100,271
Impairment of investments	-	-	123,428	-
Total operating expenses	6,290,992	2,780,447	16,843,836	7,181,300
Operating loss	(5,666,085)	(2,780,447)	(14,958,580)	(7,002,180)

Other income (expense):
Interest income	8,386	698	29,417	1,263
Other income (expense)	492,101	(260)	502,921	94,357
Total other income	500,487	438	532,338	95,620
Loss from continuing operations before taxes	(5,165,598)	(2,780,009)	(14,426,242)	(6,906,560)

Income taxes (expense) credit	23,400	-	(29,602)	-
Loss from continuing operations	(5,142,198)	(2,780,009)	(14,455,844)	(6,906,560)
Loss on discontinued operations, net of taxes	-	(43,271)	-	(3,037,514)
Net loss	$(5,142,198)	$(2,823,280)	$(14,455,844)	$(9,944,074)
Other comprehensive income (loss):
Cumulative translation adjustment	(225,198)	(1,838)	(163,353)	(8,673)
Unrecognized gain (loss) on investments	(1,520,000)	(1,005,455)	6,543,460	2,515,894
Total other comprehensive income (loss):	(1,745,198)	(1,007,293)	6,380,107	2,507,221
Comprehensive loss	$(6,887,396)	$(3,830,573)	$(8,075,737)	$(7,436,853)

Loss per share for continuing operations:
Basic	$(0.44)	$(0.30)	$(1.27)	$(0.85)
Diluted	$(0.44)	$(0.30)	$(1.27)	$(0.85)
Loss per share for discontinued operations:
Basic	$-	$-	$-	$(0.37)
Diluted	$-	$-	$-	$(0.37)
Net loss per share :
Basic	$(0.44)	$(0.31)	$(1.27)	$(1.22)
Diluted	$(0.44)	$(0.31)	$(1.27)	$(1.22)
Weighted average common shares outstanding:
Basic	11,622,756	9,131,576	11,399,958	8,155,213
Diluted	11,622,756	9,131,576	11,399,958	8,155,213

The accompanying notes are an integral part of these condensed consolidated financial statements.

CELLULAR BIOMEDICINE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

	For the Nine Months Ended
	September 30,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(14,455,844)	$(9,944,074)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	1,537,323	660,836
Loss on disposal of assets	-	12,313
Stock based compensation expense	5,672,955	1,151,404
Amortisation of deferred stock compensation	-	85,671
Other than temporary impairment on investments	123,428	-
Realized losses from sale of investments	5,178	5,913
Value of stock received for services	-	(1,610,000)
Impairment of goodwill	-	3,299,566
Decrease in fair value of accrued expenses for the acquisition of intangible assets	(413,559)	-
Changes in operating assets and liabilities:
Accounts receivable	(275,317)	(13,419)
Other receivables	(176,301)	(53,332)
Inventory	(49,828)	(53,857)
Prepaid expenses	108,055	(439,437)
Other current assets	110,347	22,779
Investments	-	7,150
Long-term prepaid expenses and other assets	(156,704)	(458,058)
Accounts payable	(280,548)	(36,988)
Accrued expenses	183,105	371,578
Advance payable to related party	(30,216)	-
Other current liabilities	(63,426)	(1,135,151)
Taxes payable	(198,488)	-
Other non-current liabilities	(212,371)	-
Net cash used in operating activities	(8,572,211)	(8,127,106)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of business, net of cash acquired	-	(190,698)
Proceed from sale of investments, net of transaction costs	1,480	-
Purchases of intangible assets	(4,577,740)	(1,953)
Purchases of property, plant and equipment	(918,289)	(129,096)
Net cash used in investing activities	(5,494,549)	(321,747)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from the issuance of common stock	18,964,849	11,121,956
Proceeds from exercise of stock options	478,798	-
Repayment of advance from affiliate	-	(33,468)
Net cash provided by financing activities	19,443,647	11,088,488

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(41,094)	1,112

INCREASE IN CASH AND CASH EQUIVALENTS	5,335,793	2,640,747
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	14,770,584	7,175,215
CASH AND CASH EQUIVALENTS, END OF PERIOD	$20,106,377	$9,815,962

SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for income taxes	$99,668	$-
Non-cash investing activities
Acquisition of intangible assets through issuance of the Company's stock	$1,096,399	$1,442,850
Acquisition of business through issuance of the Company's stock	$-	$14,496,256

 The accompanying notes are an integral part of these condensed consolidated financial statements.

CELLULAR BIOMEDICINE GROUP, INC.
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014
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

With our 2014 acquisition of Agreen Biotech Co. Ltd. ("AG"), we are generating technical services revenue comprised of T Cells Receptor ("TCR") clonality analysis technology and T Central Memory Cell ("Tcm") and Dendritic Cell ("DC") preparation methodologies.  AG is a biotech company with operations in China, engaged in the development of treatments for cancerous diseases utilizing proprietary cell technologies, which include preparation of subset T Cell and clonality assay platform technology for treatment of a broad range of cancers by AG’s primary hospital partner, Jilin Hospital. We are expanding the hospital partnerships business model to a few additional hospitals in the densely populated northeast China region in Beijing, Shanxi, Shandong and Anhui Province. With recent build-up of our Vaccine, Tcm, TCR clonality, CAR-T and anti-PD-1 technologies we plan to evaluate and prioritize our cancer clinical trial indications for commercialization using safe and most effective therapy or combination therapies. We plan to integrate CBMG's state-of-the art infrastructure and clinical platform with the aforementioned acquired technologies to boost the Company's Immuno-Oncology presence, and pave the way for future partnerships. We plan to initiate certain cancer clinical trials in China upon receiving acceptance of the clinical trial designs with the principal investigator and obtaining the requisite approvals.  We have yet to derive revenue from our CAR-T or anti-PD-1 technologies.

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

At the end of September, 2015, the Company moved its corporate headquarters to 19925 Stevens Creek Blvd., Suite 100 in Cupertino, California.

NOTE 2 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”) for reporting on Form 10-Q. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements herein. The unaudited Condensed Consolidated Financial Statements herein should be read in conjunction with the historical consolidated financial statements of the Company for the years ended December 31, 2014 and 2013 included in our Annual Report on Form 10-K for the year ended December 31, 2014. Operating results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

Principles of Consolidation

Our unaudited condensed consolidated financial statements reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of our financial position and results of operations.  Such adjustments are of a normal recurring nature, unless otherwise noted.  The balance sheet as of September 30, 2015 and the results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of the results to be expected for any future period.

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

In September 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-16, “Business Combination (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments” (“ASU 2015-16”). The amendments in this update require that the acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The acquirer is required to also record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. In addition an entity is required to present separately on the face of the income statement or disclose in the notes to the financial statements the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. ASU 2015-16 is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The amendments in ASU 2015-16 should be applied prospectively to adjustments to provisional amounts that occur after the effective date of ASU 2015-16 with earlier application permitted for financial statements that have not been issued. We do not expect the adoption of ASU 2015-16 to have a material impact on our consolidated financial statements.

In July 2015, the FASB issued ASU No. 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory” (“ASU 2015-11”). The amendments in this update require an entity to measure inventory within the scope of ASU 2015-11 (the amendments in ASU 2015-11 do not apply to inventory that is measured using last-in, first-out or the retail inventory method. The amendments apply to all other inventory, which includes inventory that is measured using first-in, first-out or average cost) at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is uncharged for inventory measured using last-in, first-out or the retail inventory method. The amendments in ASU 2015-11 more closely align the measurement of inventory in U.S. GAAP with the measurement of inventory in International Financial Reporting Standards (“IFRS”). ASU 2015-11 is effective for public business entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The amendments in ASU 2015-11 should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. We are currently in the process of evaluating the impact of the adoption of ASU 2015-11 on our consolidated financial statements.

In June 2015, the FASB issued ASU No. 2015-10, “Technical Corrections and Improvements” (“ASU 2015-10”). The amendments in ASU 2015-10 cover a wide range of Topics in the Accounting Standards Codification (the “ASC”). The amendments in ASU 2015-10 represent changes to clarify the ASC, correct unintended application of guidance, or make minor improvements to the ASC that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. Additionally, some of the amendments will make the ASC easier to understand and easier to apply by eliminating inconsistencies, providing needed clarifications, and improving the presentation of guidance in the ASC. Transition guidance varies based on the amendments in ASU 2015-10. The amendments in ASU 2015-10 that require transition guidance are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. All other amendments will be effective upon the issuance of ASU 2015-10. We are currently in the process of evaluating the impact of the adoption of ASU 2015-10 on our consolidated financial statements.

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

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). ASU 2014-09 supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605)”, and requires entities to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date” (“ASU 2015-14”) in August 2015. The amendments in ASU 2015-14 defer the effective date of ASU 2014-09. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. We are currently in the process of evaluating the impact of the adoption of ASU 2014-09 on our consolidated financial statements.

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

Amounts presented for the three months ended September 30, 2015 and 2014, have been reclassified to conform to the current presentation. The following table provides the amounts reclassified for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Amounts reclassified:
Consulting revenue	$-	$-	$-	$1,636,746
Consulting operating expenses	-	(40,229)	-	(1,345,705)
Selling and marketing	-	(3,042)	-	(27,263)
Impairment expense	-	-	-	(3,299,566)
Other income (expense)	-	-	-	(1,726)
Total amount reclassified as discontinued operations	$-	$(43,271)	$-	$(3,037,514)

NOTE 4 – VARIABLE INTEREST ENTITIES

VIEs are those entities in which a company, through contractual arrangements, bears the risk of, and enjoys the rewards normally associated with ownership of the entity, and therefore the Company is the primary beneficiary of the entity. Cellular Biomedicine Group Ltd (Shanghai) (“CBMG Shanghai”) and its subsidiaries are variable interest entities (VIEs), through which the Company conducts stem cell research and clinical trials in China. The shareholders of record for CBMG Shanghai are Cao Wei and Chen Mingzhe, who together own 100% of the equity interests in CBMG Shanghai. The initial capitalization and operating expenses of CBMG Shanghai are funded by our wholly foreign-owned enterprise (“WFOE”), Cellular Biomedicine Group Ltd. (Wuxi) (“CBMG Wuxi”). The registered capital of CBMG Shanghai is ten million RMB and was incorporated on October 19, 2011. AG was 100% acquired by CBMG Shanghai in September 2014.  The registered capital of AG is five million RMB and was incorporated on April 27, 2011. For the nine months ended September 30, 2015, 86% of the Company revenue is derived from VIEs.

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

There are substantial uncertainties regarding the interpretation, application and enforcement of PRC laws and regulations, including but not limited to the laws and regulations governing our business or the enforcement and performance of our contractual arrangements. See our Annual Report on Form 10-K for year ended December 31, 2014 and 2013. The Company has not provided any guarantees related to VIEs and no creditors of VIEs have recourse to the general credit of the Company.

As the primary beneficiary of CBMG Shanghai and its subsidiaries, the Company consolidates in its financial statements the financial position, results of operations, and cash flows of CBMG Shanghai and its subsidiaries, and all intercompany balances and transactions between the Company and CBMG Shanghai and its subsidiaries are eliminated in the condensed consolidated financial statements.

The Company has aggregated the financial information of CBMG Shanghai and its subsidiaries in the table below. The aggregate carrying value of assets and liabilities of CBMG Shanghai and its subsidiaries (after elimination of intercompany transactions and balances) in the Company’s condensed consolidated balance sheets as of September 30, 2015 and December 31, 2014 are as follows:

	September 30,	December 31,
	2015	2014
Assets
Cash	$1,842,457	$3,496,678
Accounts receivable	280,042	141,029
Other receivables	151,208	127,280
Inventory	161,613	215,152
Prepaid expenses	260,919	193,613
Other current assets	-	109,777
Total current assets	2,696,239	4,283,529

Property, plant and equipment, net	742,611	1,055,648
Intangibles	1,872,495	42,779
Long-term prepaid expenses and other assets	516,437	126,503
Total assets	$5,827,782	$5,508,459

Liabilities
Accounts payable	$27,283	$10,572
Other payables	693,693	714,309
Payroll accrual	425,597	273,599
Taxes payable	24,267	-
Total current liabilities	$1,170,840	$998,480

Other non-current liabilities	215,365	436,346
Total liabilities	$1,386,205	$1,434,826

NOTE 5 – OTHER RECEIVABLES

The Company pays deposits on various items relating to office expenses and collects option exercise fees from brokers when stock options of the Company are exercised. Management has classified these deposits and option costs to be collected as other receivables as the intention is to recover these deposits in less than 12 months. As of September 30, 2015 and December 31, 2014 the amounts of other receivables was $319,211 and $135,957, respectively.

NOTE 6 – INVENTORY

As of September 30, 2015 and December 31, 2014, inventory consisted of the following:

	September 30, 2015	December 31, 2014
Raw materials	$246,349	$128,665
Work in progress	-	89,164
Semi-finished goods	18,989	-
Finished goods	156,739	154,420
	$422,077	$372,249

NOTE 7 – PROPERTY, PLANT AND EQUIPMENT

As of September 30, 2015 and December 31, 2014, property, plant and equipment, carried at cost, consisted of the following:

	September 30, 2015	December 31, 2014

Office equipment	$19,577	$16,842
Manufacturing equipment	2,060,950	1,518,718
Computer equipment	103,272	73,888
Leasehold improvements	1,424,626	1,414,475
Construction in progress	210,646	-
	3,819,071	3,023,923
Less: accumulated depreciation	(2,092,653)	(1,743,513)
	$1,726,418	$1,280,410

 For the three and nine months ended September 30, 2015, depreciation expense was $124,992 and $423,901, respectively, as compared to $137,071 and $400,731 for the three and nine months ended September 30, 2014, respectively.

NOTE 8 – INVESTMENTS

The Company’s investments represent the investment in equity securities listed in Over-The-Counter (“OTC”) markets of the United States of America:

September 30, 2015	Cost	Gross Unrealized Gains	Gross Unrealized Losses more than 12 months	Gross Unrealized Losses less than 12 months	Market or Fair Value
Equity position in Alpha Lujo, Inc.	$251,388	$-	$-	$(133,694)	$117,694
Equity position in Arem Pacific Corporation	5,030,000	8,090,000	-	-	13,120,000
Equity position in Wonder International Education & Investment Group Corporation	61,713	-	-	-	61,713
Total	$5,343,101	$8,090,000	$-	$(133,694)	$13,299,407

December 31, 2014	Cost	Gross Unrealized Gains	Gross Unrealized Losses more than 12 months	Gross Unrealized Losses less than 12 months	Market or Fair Value
Equity position in Alpha Lujo, Inc.	$251,388	$42,846	$-	$-	$294,234
Equity position in Arem Pacific Corporation	5,030,000	1,370,000	-	-	6,400,000
Equity position in Wonder International Education & Investment Group Corporation	191,799	-	-	-	191,799
Total	$5,473,187	$1,412,846	$-	$-	$6,886,033

Net proceeds from sale of investments for the three and nine months ended September 30, 2015 was $ nil and $1,480, respectively.  Net realized losses from sale of investments for the three and nine months ended September 30, 2015 was $ nil and $5,178, respectively.

The unrealized holding gain for the investments that is recognized in other comprehensive income for the three and nine months ended September 30, 2015 was other comprehensive loss of $1,520,000 and other comprehensive income of $6,543,460, respectively, as compared to other comprehensive loss of $1,005,455 and other comprehensive income of $2,515,894 for the three and nine months ended September 30, 2014, respectively.

The Company tracks each investment with an unrealized loss and evaluates them on an individual basis for other-than-temporary impairments, including obtaining corroborating opinions from third party sources, performing trend analysis and reviewing management’s future plans.  When investments have declines determined by management to be other-than-temporary the Company recognizes write downs through earnings.  Other-than-temporary impairment of investments for the three and nine months ended September 30, 2015 was $ nil and $123,428, respectively.  For the three and nine months ended September 30, 2014, other-than-temporary impairment of investments was $ nil.

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

The carrying value of financial items of the Company including cash and cash equivalents, accounts receivable, other receivables, accounts payable and accrued liabilities, approximate their fair values due to their short-term nature and are classified within Level 1 of the fair value hierarchy. The Company’s investments are classified within Level 2 of the fair value hierarchy because of the insufficient volatility of the three stocks traded in OTC market. The Company did not have any Level 3 financial instruments as of September 30, 2015 and December 31, 2014.

Assets measured at fair value within Level 2 on a recurring basis as of September 30, 2015 and December 31, 2014 are summarized as follows:

	As of September 30, 2015
	Fair Value Measurements at Reporting Date Using:
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Equity position in Alpha Lujo, Inc.	$117,694	$-	$117,694	$-
Equity position in Arem Pacific Corporation	13,120,000	-	13,120,000	-
Equity position in Wonder International Education & Investment Group Corporation	61,713	-	61,713	-
	$13,299,407	$-	$13,299,407	$-

	As of December 31, 2014
	Fair Vaue Measurements at Reporting Date Using:
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Equity position in Alpha Lujo, Inc.	$294,234	$-	$294,234	$-
Equity position in Arem Pacific Corporation	6,400,000	-	6,400,000	-
Equity position in Wonder International Education & Investment Group Corporation	191,799	-	191,799	-
	$6,886,033	$-	$6,886,033	$-

No investments were acquired in the nine months ended September 30, 2015. During the nine months ended September 30, 2014, the Company received 3,000,000 shares of Arem Pacific Corporation and 800,000 shares of Alpha Lujo, Inc. as compensation for services performed by the Company’s consulting segment. No investments were received in the three months ended September 30, 2014.

As of September 30, 2015 and December 31, 2014, the Company holds 8,000,000 and 8,000,000 respectively, shares in Arem Pacific Corporation, 2,942,350 and 2,942,350 respectively, shares in Alpha Lujo, Inc. and 2,057,131 and 2,131,105 shares in Wonder International Education and Investment Group Corporation, respectively.  All available-for-sale investments held by the Company at September 30, 2015 and December 31, 2014 have been valued based on level 2 inputs due to the limited trading of all three of these companies.  Available-for-sale securities classified within level 2 of the fair value hierarchy are valued utilizing pricing reports from an independent third party pricing service.

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

As of September 30, 2015 and December 31, 2014, intangible assets, net consisted of the following:

Patents & knowhow & license
	September 30, 2015	December 31, 2014
Cost basis	$17,617,725	$11,404,730
Less: accumulated amortization	(1,351,984)	(289,758)
	$16,265,741	$11,114,972

Software
	September 30, 2015	December 31, 2014
Cost basis	$91,688	$65,848
Less: accumulated amortization	(33,787)	(24,144)
	$57,901	$41,704
Total intangibles, net	$16,323,642	$11,156,676

All software is provided by a third party vendor, is not internally developed, and has an estimated useful life of five years. Patents and knowhow are amortized using an estimated useful life of three to ten years. Amortization expense for the three and nine months ended September 30, 2015 was $483,800 and $1,113,422, respectively, and amortization expense for the three and nine months ended September 30, 2014 was $86,750 and $260,105, respectively.

Estimated amortization expense for each of the ensuing years are as follows for the years ending September 30:

Years ending September 30,	Amount
2016	$1,780,110
2017	1,779,653
2018	1,771,340
2019	1,768,712
2020 and thereafter	9,223,827
$16,323,642

NOTE 11 – LEASES

The Company leases facilities under non-cancellable operating lease agreements.  These facilities are located in the United States, Hong Kong, China and United States.  The Company recognizes rental expense on a straight-line basis over the life of the lease period.  Rent expense under operating leases for the three and nine months ended September 30, 2015 was approximately $255,667 and $758,889, respectively, as compared to $153,254 and $379,917for the three and nine months ended September 30, 2014, respectively.

As of September 30, 2015, the Company has the following future minimum lease payments due under the foregoing lease agreements:

Years ending September 30,	Amount
2016	$1,064,740
2017	508,164
2018	424,038
2019	391,119
2020	257,602
$2,645,663

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

The Company received income from the Subsidiaries of Global Health for cell kits with cell processing and storage for the three and nine months ended September 30, 2014, of approximately $ nil and $179,000, respectively.

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

In March 2015, the Company closed a financing transaction pursuant to which it sold 515,786 shares of the Company’s common stock to selected investors at $38 per share, for total gross proceeds of approximately $19,600,000. The shares were sold pursuant to separate subscription agreements between the Company and each investor. The Company incurred a finder fee of $979,992, equal to 5% of the gross proceeds from the investors that were introduced by such finders, which was recorded as reduction in equity.

On June 26, 2015, the Company completed its acquisition of the certain license rights to technology and know-how from Blackbird BioFinance, LLC (“Blackbird”) and entered into an assignment and assumption agreement to acquire all of Blackbird’s right, title and interest in and to the exclusive worldwide license to a CD40LGVAX vaccine from the University of South Florida. According to the asset purchase agreement, $1,050,500 in restricted common stock (based on the 20-day volume-weighted average price of the Company’s stock on the closing date) would be delivered to Blackbird at closing, thus 28,120 shares of Company common stock were issued as part of the consideration of this transaction.

During the three and nine months ended September 30, 2015, the Company expensed $1,920,063 and $5,437,427 associated with unvested options awards and $134,842 and $235,528 associated with restricted common stock issuances, respectively. During the three and nine months ended September 30, 2014, the Company expensed $377,870 and $990,492 associated with unvested options awards and $22,153 and $85,671 associated with restricted common stock issuances, respectively.

During the three and nine months ended September 30, 2015, options for 45,645 and 121,168 underlying shares were exercised on a cash basis, 45,645 and 121,168 shares of the Company’s common stock were issued accordingly. During the three and nine months ended September 30, 2014, 2,900 shares of the Company’s common stock were exercised.

During the three and nine months ended September 30, 2015, 547 and 1,448 shares of the Company’s restricted common stock, were issued respectively. During the three and nine months ended September 30, 2014, 4,854 and 9,559 shares of the Company’s restricted common stock were issued respectively.

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

On May 24, 2015, the Board approved the appointment of Richard L. Wang as the Company’s Chief Operation Officer.  In connection with Mr. Wang’s appointment, the Company entered into an agreement with Mr. Wang, pursuant to which Mr.Wang will receive an annual base salary of $210,000. The term of the agreement is effective as of May 18, 2015 for a period of three years, with a probation period from May 18, 2015 to November 18, 2015.  Additionally, on May 18, 2015 the Company granted to Mr. Wang 20,000 restricted common stock and 30,000 options to purchase common stock with full vesting of 30%, 30% and 40% at each year anniversary of the grant date for 3 years.  The strike price related to above option was $29.54 and its expiration date is May 18, 2025.

On May 24, 2015, the Board approved the appointment of Yihong Yao as the Company’s Chief Scientific Officer.  In connection with Mr. Yao’s appointment, the Company entered into an agreement with Mr. Yao, pursuant to which Mr. Yao will receive an annual base salary of $250,000. The term of the agreement is effective as of August 4, 2015 for a period of three years, with a six-month probation period.  Additionally, on August 4, 2015 the Company granted to Mr. Yao 25,000 restricted common stock and 25,000 options to purchase common stock with full vesting of 30%, 30% and 40% at each year anniversary of the grant date for 3 years.  The strike price related to above option was $26.53 and its expiration date is August 4, 2025.

Capital commitments

As of September 30, 2015, the capital commitments of the Company are summarized as follows:

September 30, 2015

Contracts for acquisition of equipment and GMP construction being or to be executed	$760,759
Contracts for acquisition of intangible assets being or to be executed	424,442
$1,185,201

Legal proceedings

On April 21, 2015, a putative class action complaint was filed against the Company in the U.S. District Court for the Northern District of California captioned Bonnano v. Cellular Biomedicine Group, Inc., 3:15-cv-01795-WHO (N.D. Ca.). The complaint also names Wei Cao, the Company’s Chief Executive Officer, and Tony Liu, the Company’s Chief Financial Officer, as defendants. The complaint alleges that during the class period, June 18, 2014, through April 7, 2015, the Company made material misrepresentations in its periodic reports filed with the SEC. The complaint alleges a cause of action under Section 10(b) of the Securities Exchange Act of 1934 (the “1934 Act”) against all defendants and under Section 20(a) of the 1934 Act against the individual defendants. The complaint does not state the amount of the damages sought. On June 3, 2015, defendants were served.  On June 29, 2015, the Court ordered, as stipulated by the parties, that defendants are not required to respond to the initial complaint in this action until such time as a lead plaintiff and lead counsel have been appointed and a consolidated complaint has been filed.  The deadline for filing motions for the appointment of lead plaintiff and selection of lead counsel was June 22, 2015.  On that date, one motion was filed by the Rosen Law Firm on behalf of putative plaintiff Michelle Jackson.  On August 3, 2015, having received no opposition, the Court appointed Jackson as lead plaintiff and the Rosen Law Firm as class counsel.  As stipulated among the parties, Jackson filed an amended class action complaint on September 17, 2015.  The Company’s date to answer or move is on or before January 19, 2016, and a hearing on the anticipated motion to dismiss has been set for April 6, 2016.  Discovery will be stayed pending a decision on the motion to dismiss.  The amended complaint names ten additional individuals and entities as defendants (“additional defendants”), none of whom are affiliated with the Company, and asserts an additional claim under Section 10(b) and Rule 10b-5(a) and (c) thereunder that the Company purportedly engaged in a scheme with the additional defendants to promote its securities.  To date, none of the additional defendants have appeared in the case.  The Company believes the suit is without merit and filled with patently false information, and will vigorously defend the Company in the matter. At this early stage of the proceedings it is not possible to evaluate the likelihood of an unfavorable outcome or to estimate the range of potential loss.

NOTE 15 – STOCK BASED COMPENSATION

Our stock-based compensation arrangements include grants of stock options and restricted stock awards under the Stock Option Plan (the “2009 Plan”,“2011 Plan”, “2013 Plan” and the “2014 Plan”), and certain awards granted outside of these plans. The compensation cost that has been charged against income related to stock options (including shares issued for services and expense true-ups and reversals described in Note 13) for the three and nine months ended September 30, 2015 was $1,920,063 and $5,437,427, respectively, and for the three and nine months ended September 30, 2014 was $377,870 and $990,492, respectively.  The compensation cost that has been charged against income related to restricted stock awards for the three and nine months ended September 30, 2015 was $134,842 and $235,528, respectively, and for the three and nine months ended September 30, 2014 was $22,153 and $85,671, respectively.

These expenses are included in overhead, general and administrative expense, selling and marketing expense as well as research and development expenses in our Consolidated Statements of Operations (see Note 21).

As of September 30, 2015, there was $14,498,532 all unrecognized compensation cost related to an aggregate of 1,233,773 of non-vested stock option awards and $1,605,854 related to an aggregate of 68,805 of non-vested restricted stock awards.  These costs are expected to be recognized over a weighted-average period of 1.86 years for the stock options awards and 1.85 years for the restricted stock awards.

During the nine months ended September 30, 2015, the Company issued an aggregate of 698,779 options under the 2013 Plan and 2014 Plan to officers, directors and employees. The grant date fair value of these options was $13,319,639 using Black-Scholes option valuation models with the following assumptions: exercise price equal to the grant date stock price of $5.00to $38.4, volatility 88.53% to 99.27%, expected life 6.0 years, and risk-free rate of 1.39% to 1.92%. The Company is expensing these options on a straight-line basis over the requisite service period.

The following table summarizes stock option activity as of September 30, 2015 and December 31, 2014 and for the nine months ended September 30, 2015:
	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Outstanding at December 31, 2015	1,425,173	$7.37	8.9	$11,065,770
Grants	698,779	20.86
Forfeitures	(38,050)	14.70
Exercises	(121,168)	4.05
Outstanding at September 30, 2015	1,964,734	$12.24	8.1	$9,219,612
Vested and exercisable at September 30, 2015	730,961		7.8	$7,605,114

Exercise	Number of Options
Price	Outstanding	Exercisable

$3.00 - $4.95	282,921	248,201
$5.00 - $9.19	726,734	380,570
$12.91+	955,079	102,190
	1,964,734	730,961

The aggregate intrinsic value for stock options outstanding is defined as the positive difference between the fair market value of our common stock and the exercise price of the stock options.

Cash received from option exercises under all share-based payment arrangements for the nine months ended September 30, 2015 was $478,798.

NOTE 16 – NET INCOME (LOSS) PER SHARE

Basic and diluted net loss per common share is computed on the basis of our weighted average number of common shares outstanding, as determined by using the calculations outlined below:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Loss from continuing operations	$(5,142,198)	$(2,780,009)	$(14,455,844)	$(6,906,560)

Loss on discontinued operations	$-	$(43,271)	$-	$(3,037,514)

Net loss	$(5,142,198)	$(2,823,280)	$(14,455,844)	$(9,944,074)

Weighted average shares of common stock	11,622,756	9,131,576	11,399,958	8,155,213
Dilutive effect of stock options	-	-	-	-
Restricted stock vested not issued	-	-	-	-
Common stock and common stock equivalents	11,622,756	9,131,576	11,399,958	8,155,213

Loss from continuing operations per basic share	$(0.44)	$(0.30)	$(1.27)	$(0.85)
Loss from continuing operations per diluted share	$(0.44)	$(0.30)	$(1.27)	$(0.85)

Loss on discontinued operations per basic share	$-	$-	$-	$(0.37)
Loss on discontinued operations per diluted share	$-	$-	$-	$(0.37)

Net loss per basic share	$(0.44)	$(0.31)	$(1.27)	$(1.22)
Net loss per diluted share	$(0.44)	$(0.31)	$(1.27)	$(1.22)

For the three and nine months ended September 30, 2015 and 2014, the effect of conversion and exercise of the Company’s outstanding options are excluded from the calculations of dilutive net income (loss) per share as their effects would have been anti-dilutive since the Company had generated loss for the three and nine months ended September 30, 2015 and 2014.

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

The Company considers all available evidence to determine whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become realizable. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carry-forward periods), and projected taxable income in assessing the realizability of deferred tax assets. In making such judgments, significant weight is given to evidence that can be objectively verified. Based on all available evidence, in particular our three-year historical cumulative losses, recent operating losses and U.S. pre-tax loss for the three and nine months ended September 30, 2015, we recorded a valuation allowance against our U.S. net deferred tax assets. In order to fully realize the U.S. deferred tax assets, we will need to generate sufficient taxable income in future periods before the expiration of the deferred tax assets governed by the tax code.

The following represent components of the current tax expense for the three and nine months ended September 30, 2015 and 2014:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Current:
US federal	$-	$-	$-	$-
US state	1,357	-	4,607	-
Foreign	(24,757)	-	24,995	-
Total current tax expense	$(23,400)	$-	$29,602	$-
Deferred:
Federal	$-	$-	$-	$-
State	-	-	-	-
Foreign	-	-	-	-
Total deferred tax expense	$-	$-	$-	$-
Total income tax expense	$(23,400)	$-	$29,602	$-

Tax effects of temporary differences that give rise to significant portions of the Company's deferred tax assets at September 30, 2015 and December 31, 2014 are presented below:

	September 30,	December 31,
	2015	2014
Deferred tax assets:
Net operating loss carry forwards (offshore)	$1,692,490	$4,343,930
Net operating loss carry forwards (US)	2,728,389	1,823,432
Accruals (offshore)	99,709	-
Accrued compensation (US)	-	581,129
Stock-based compensation (US)	1,090,987	1,217,927
Investments (US)	1,680,855	599,332
Intangibles (US)	(136,187)	-
Subtotal	7,156,243	8,565,750
Less: valuation allowance	(7,156,243)	(8,565,750)
Net deferred tax asset	$-	$-
Deferred tax liabilities:	$-	$-

In each period since inception, the Company has recorded a valuation allowance for the full amount of net deferred tax assets, as the realization of deferred tax assets is uncertain. As a result, the Company has not recorded any federal or state income tax benefit in the consolidated statements of operations and comprehensive income (loss).

As of September 30, 2015, the Company had net operating loss carryforwards of $14.2 million for U.S federal purposes, $11.6 million for U.S. state purposes, and $2.8 million for Chinese income tax purposes, such losses are set to expire in 2035, 2035, and 2020 for U.S. federal, U.S. state and Chinese income tax purposes, respectively. All deferred income tax expense is offset by changes in the valuation allowance pertaining to the Company's existing net operating loss carryforwards due to the unpredictability of future profit streams prior to the expiration of the tax losses.  The Company's effective tax rate differs from statutory rates of 35% for U.S. federal income tax purposes and 25% for Chinese income tax purposes and 16.5% for Hong Kong income tax purposes due to the effects of the valuation allowance and certain permanent differences as it pertains to book-tax differences in the value of client shares received for services.

Income tax expense for the nine months ended September 30, 2015 differed from the amounts computed by applying the statutory federal income tax rate of 35% to pretax income (loss) as a result of the following:

	For the Nine Months Ended
	September 30, 2015
Effective Tax Rate Reconciliation
Income tax provision at statutory rate	$(5,049,185)	35.0%
State income taxes, net of federal benefit	2,962	0.0%
Foreign rate differential	2,033,685	(14.1)%
Other Permanent diference	1,256,794	(8.7)%
Change in Valuation Allowance	1,785,346	(12.4)%
Total tax expense	$29,602	(0.2)%

NOTE 18 – COLLABORATION AGREEMENT

Part of AG’s business includes a collaboration agreement to establish and operate a biologic treatment center in the Jilin province of China.  Under the terms of the agreement dated on December 10, 2012, AG’s collaborative partner funded the development of the center and provides certain ongoing services.  In exchange, the partner receives preferred repayment of all funds that were invested in the development, 60% of the net profits until all of the invested funds are repaid, and 40% of the net profits thereafter, and the rights to the physical assets at the conclusion of the agreement.  We are accounting for this transaction in accordance with ASC 808 Collaborative Arrangements and have reflected all assets and liabilities of the treatment center.  While a liability exists for the amounts to be repaid to the partner for the initial funding, no liability has been recognized for the partner’s rights to the assets upon the conclusion of the agreement as there is no specified termination date to the agreement. As of September 30, 2015, the net carrying amount of the physical assets located at the biologic treatment center subject to transfer to the partner at the conclusion of the collaboration agreement was $316,328. For the three and nine months ended September 30, 2015, AG incurred $107,249 and $343,790, respectively, attributed to 60% of net profits to the partner arising from aforementioned collaborative arrangements, which was recorded in the cost of sales.

NOTE 19 – SEGMENT INFORMATION

As stated in Note 3, as of June 23, 2014, the Company decided to discontinue the Consulting segment.  As such, since the discontinuation, the Company only has one business unit. Therefore, the Company will not be presenting segment information until such time as another segment is developed.

NOTE 20 – SUBSEQUENT EVENTS

On October 26, 2015, the Company announced results from the PLAGH Phase IIa clinical trial evaluating the safety, feasibility and anti-tumor activity of its acquired (CAR-T) immunotherapy CBM-CD20.1 targeting CD20 for the treatment of patients with advanced B-cell non-Hodgkins lymphoma (NHL).  Overall objective response rate (ORR) is 80.0% (8/10) with durable responses observed.  A total of ten patients were treated with CBM-CD20.1 (seven patients with diffuse large B-cell lymphoma (DLBCL) and three patients with other types of NHL). The Phase IIa results showed that CBM-CD20.1 immunotherapy was safe, well tolerated, and efficacious in the treatment of patients with advanced NHL. The data was selected for an oral presentation entitled “Treatment of CD20-directed Chimeric Antigen Receptor-modified T cells in Patients with advanced B-cell Non-Hodgkin Lymphoma: An Early Phase IIa Trial Report” at the 2015 4th International Conference on Translational Medicine in Baltimore.

On November 9, 2015, the Company announced the opening of its new state-of-the-art facility in the Zhongguanchun Life Science Park, Changping District, Beijing, China.  Eight hundred square meters of the 1,400 square meter site has been equipped with four independent production lines to support clinical batch production and commercial scale manufacturing. Designed and built to GMP standards, the facility has been certified by Beijing Institute for Drug Control, accredited bodies of China National Accreditation Service (CNAS) and China Metrology Accreditation (CMA).

NOTE 21 – COMPARATIVE FIGURES

The comparative figures of 2014 represent figures for the three and nine months ended September 30, 2014.  In previous periods, all the stock based compensation were included in general and administrative expense.  In order to reflect the costs for each function more accurately, stock based compensation has been charged against overhead, general and administrative expense, selling and marketing expense as well as research and development expenses in accordance with function of the compensation plan participants from April 1, 2015.  Certain items in these comparative figures have been reclassified to conform with the current year’s presentation to facilitate comparison. Details are as follows:

	For the Three Months Ended			For the Nine Months Ended
	September 30, 2014			September 30, 2014
	before reclassification	reclassification	after reclassification	before reclassification	reclassification	after reclassification
Operating expenses:
General and administrative	$2,021,382	$(74,473)	$1,946,909	$5,123,210	$(221,540)	$4,901,670
Research and development	737,754	74,473	812,227	1,878,731	221,540	2,100,271

Total	$2,759,136	$-	$2,759,136	$7,001,941	$-	$7,001,941

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis summarizes the significant factors affecting our results of operations, financial condition and liquidity position for the three months ended September 30, 2015 and 2014, and should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this filing.

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

On February 4, 2015, the Company announced its agreement related to the acquisition of Chinese PLA General Hospital's ("PLAGH", Beijing, also known as "301 Hospital") Chimeric Antigen Receptor T cell (“CAR-T”) therapy, its recombinant expression vector CD19, CD20, CD30 and Human Epidermal Growth Factor Receptor's (EGFR or HER1) Immuno-Oncology patents applications, and Phase I clinical data of the aforementioned therapies and manufacturing knowledge.  The 301 Hospital team has conducted several preliminary clinical studies of various CAR-T constructs targeting CD19-positive acute lymphocytic leukemia, CD20-positive advanced B-cell Non-Hodgkin’s lymphoma, CD30-positive Hodgkin's lymphoma and EGFR-HER1-positive advanced lung cancer, cholangiocarcinoma, pancreatic cancer, and renal cell carcinoma.  Pursuant to the terms of the Transfer Agreement, PLAGH agreed to transfer to the Company all of its right, title and interest in and to certain technologies currently owned by PLAGH (including, without limitation, four technologies and their pending patent applications) that relate to genetic engineering of chimeric antigen receptor (CAR)-modified T cells and its applications (collectively, the “Technology”).  In addition, PLAGH is responsible for obtaining governmental approval for the clinical trial related to the Technology, and the Company is responsible for the costs and expenses in connection therewith.

We announced interim Phase IIb trial of our ReJoinTM human adipose-derived mesenchymal progenitor cell (haMPC) therapy for Knee Osteoarthritis (KOA) on March 25, 2015, which confirmed that the primary and secondary endpoints of ReJoin TM therapy groups have all improved significantly compared to their baseline. We plan to release 48 week follow-up data in December 2015.

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

In April 2015, the Company commenced cooperation with an agent through which it started to provide technology services to a hospital located in Beijing. For the six months ended September 30, 2015, revenue of $263,152 was derived from this service.

On May 27, 2015, the Company announced the appointment of Richard L. Wang, Ph.D., MBA, PMP as Chief Operating Officer.
Dr. Wang, a seasoned and accomplished scientist and industry professional, brings operational, project management, and R&D governance experience from multinational pharmaceutical companies, to support the Company’s research of osteoarthritis and oncology therapeutics. Dr. Wang will oversee the Company’s research collaborations, technology transfers, drug development clinical trials, regulatory affairs, production, and oversight of the Company’s multicenter operations.

At the 10th Annual World Stem Cells & Regenerative Medicine Congress in London, UK on May 21, 2015, the Company announced results of the Phase I clinical studies of CD30-directed CAR-T therapy on CD30-positive Stage III and IV Hodgkin's lymphoma patients. The results of this trial demonstrated that five out of seven patients responded to the treatment, and the therapy was demonstrated in this trial to be safe, feasible and efficacious.

On June 26, 2015, the Company completed the acquisition of Blackbird BioFinance, LLC (“Blackbird”)’s University of South Florida (“USF”)’s license on the next generation cancer immunotherapy vaccine CD40LGVAX, its related technologies and technical knowledge.  Of the total consideration to be delivered to Blackbird for the purchased assets, $2,500,000 was delivered in cash and 28,120 shares of Company common stock (the "Closing Shares"), representing $1,050,000 of the purchase consideration (based on the 20-day volume-weighted average price of the Company’s stock on the closing date), was issued and delivered to Blackbird. Another 18,747 shares (the “Holdback Shares”), representing $700,000 of the purchase consideration (based on the 20-day volume-weighted average price of the Company’s stock on the closing date), will be issued and delivered to Blackbird on the sixth month anniversary of closing, subject to adjustments and satisfaction of certain conditions in line with similar transactions.  Based on the terms of the license, we believe the Company will pay potentially more than $25 million in future milestones and royalty payments.

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

Despite the advances of targeted therapies and recent breakthroughs with immune checkpoint inhibitors, such as anti-PD1 or PDL1 monoclonal antibody treatments, there are still significant unmet medical needs in NSCLC, and the disease remains largely incurable. We believe the CD40LGVAX vaccine, in combination with an anti-PD1 monoclonal antibody, may provide synergistic and improved clinical benefits in both PDL1 positive and negative patients. We previously anticipated a phase I/II clinical trial for the CD40LGVAX vaccine combined with PD-1 antibody to commence in the second half of 2015.  We currently evaluating both U.S. and non-U.S. options for furthering clinical trials for the CD40LGVAX vaccine following Moffitt Cancer Center’s notification to us that it will not be continuing its sponsorship of the U.S. CD40LGVAX Trial. In Q3 we reviewed and preliminary modified the design of CD40LGVAX trial by expanding the number of patient recruitment, changing from single site to multi-sites trial and adding stratification to the trial.  We are converting the CD40LGVAX Investigator Sponsor Research (“ISR”) to a CBMG IND trial.

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

On August 26, 2015 the Company filed new patents - “Preparation of HER1 chimeric antigen receptor and NKT cells and application” for China patent and PCT and “Preparation of CD19 chimeric antigen receptor and NKT cells and application” for China patent.

On September 26, 2015, the Company presented at the 2015 European Cancer Congress’ (“ECCO”) annual meeting held in Vienna, Austria results from the first 11 NSCLC patients in the trial outlined in the abstract, entitled Chimeric Antigen Receptor-Modified T-Cells for the Immunotherapy of Patients with HER-1 Expressing Advanced Relapsed/Refractory Non-Small Cell Lung Cancer.

On September 28, 2015, the Company announced results of the Phase I clinical studies of CAR-T EGFR-HER1 (“CBM-EGFR.1”) for the treatment of patients with EGFR expressing advanced relapsed/refractory solid tumors. Based on the results from 24 patients treated with CBM-EGFR.1 (17 patients with non-small cell lung cancer , 5 patients with cholangiocarcinoma, 1 patient with pancreatic cancer and 1 patient with renal cell carcinoma (“RCC”)), the early results showed that CBM-EGFR.1 immunotherapy was safe, well tolerated, and had positive signal of clinical activity in several indications. The data was selected for a late-breaking oral presentation entitled EGFR-Targeted Chimeric Antigen Receptor-Modified T Cells Immunotherapy for Patients With EGFR-Expressing Advanced or Relapsed/Refractory Solid Tumors at the 5th World Congress on Cancer Therapy in Atlanta, Georgia.  Highlight of Phase I/II clinical trial for CBMG CAR-T products in multiple advanced, refractory/relapsing solid tumors is as follow:

●	First known report of positive safety and signal of clinical activity of EGFR CAR-T in multiple solid tumor indications

●	Most NSCLC patients treated with CBM-EGFR.1 failed EGFR-TKI therapy prior to CBM-EGFR.1 treatment

●	Overall disease control rate (DCR) is 79% (19 of 24). 100% DCR in cholangiocarcinoma (5/5), 71% DCR in NSCLC (12/17)

●	Objective response rate (ORR) of 25% in combined indications: 2 complete response (CR) and 1 partial response (PR) in cholangiocarcinoma, 2 PR in NSCLC and 1 PR in pancreatic cancer

The September 2015 reports on CBM-EGFR.1 therapy for late stage solid tumors have demonstrated our ability to innovate, advance boundaries between basic research and translational medicine and streamline the manufacture of CAR-T and clinical treatment.  With the recent talent addition of our COO and CSO, and the maturing of working relationship with PLAGH cancer immune cell therapy resources, we plan to evaluate and prioritize our cancer clinical trial indications for commercialization using safe and most effective therapy or combination therapies. The Company believes that, when integrated with CBMG's state-of-the-art infrastructure and clinical platform, the aforementioned acquired AG, PG, 301 Hospital and USF technologies will improve our cancer immune cell therapies clinical pathway and pave the way for collaboration with renowned institutions. We plan to initiate certain cancer clinical trials upon receiving acceptance of the clinical trial designs with the principal investigators and obtaining the requisite approvals.

In the next 12 months, we aim to accomplish the following:

●Confirm the safety and tolerability profile of CBM-EGFR.1 in cholangiocarcinoma and NSCLC

●Explore the CBM-EGFR.1 opportunities in other solid tumor indications

●Seek early possibilities of conducting multi-center Phase IIb trials to validate the clinical activity from early CBM-EGFR.1 observation

●Confirm the safety and tolerability profile of CBM-CD20.1 targeting CD20 for NHL

●Explore the CBM-CD20.1 opportunities in other cancer indications

●Seek early possibilities of conducting multi-center Phase IIb trials to validate the clinical activity from early CBM-CD20.1 observation

●Evaluate potential partners to develop an immunohistochemistry based diagnostic assay to aid in the patient selection whenever needed

●Launch Phase II trials to explore the efficacy and safety of CD19 or CD20 CAR-T mono or combination therapies in chemo refractory/relapsing patients with hematological malignancies

●File new CAR-T and other patents

●Obtain approval for pending Patent Cooperation Treaty (“PCT”) patents

●Evaluate the feasibility of sponsoring a multi-sites Phase I/II clinical study to support the New Drug Application (NDA) for the U.S. CD40LGVAX trial

●Publish ReJoinTM KOA Phase IIb twelve-month data

●Evaluate feasibility of sponsoring a registration trial-like clinical study to support the New Drug Application (NDA) for an allogeneic haMPC Knee Osteoarthritis therapy (“Allo KOA”) study in the United States

●Complete preclinical GLP safety evaluation studies of haMPC for Asthma and Chronic Obstructive Pulmonary Disease (COPD)

●Develop preclinical package for allogeneic haMPC therapy for COPD/Asthma clinical trial

For the nine months ended September 30, 2015 and 2014 we generated $1,885,256 and $179,120 in revenue, respectively.  The revenue in the first nine months of 2015 is all from the technology service and revenue. In the same period of 2014 revenue was from sales of A-Stromal™ enzyme reagent kits. We expect our biomedicine business to generate revenues primarily from immune therapy and the development of therapies for the treatment of KOA in the next three to four years.

Our operating expenses for the nine months ended September 30, 2015 were in line with management’s plans and expectations. We incurred an increase in total operating expenses of approximately $9,663,000 for the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014, which is primarily attributable to an increase in cost of sales in line with the revenue, option awards costs, professional service costs and increased input into expenditures for R&D projects.

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

Cancer. In the cancer field, our in-licensed Tumor Cell Target Dendritic Cell (“TC-DC”)  therapy utilizes dendritic cells that have been taught the unique "signature" of the patient's’ cancer, in order to trigger an effective immune response against cancer stem cells, the root cause of cancer metastasis and recurrence. Our TC-DC product candidate has successfully completed a U.S. FDA Phase II clinical trial for the treatment of Metastatic Melanoma at the Hoag Medical Center in California. We have a process to develop human embryo-derived motor neuronal precursor cells and human embryo-derived neuronal precursor cells with high purity levels, validated by synapse formation, and have shown functional innervation with human muscle cells.  Under applicable international reciprocity procedures we are utilizing data generated in a U.S. Phase II clinical trial in an analogous China-based Phase I/II Clinical Trial for the treatment of Hepatocellular Carcinoma (“HCC”), a major type of Liver Cancer. Management believes we will be able to leverage skin cancer data produced in ongoing trials in the U.S., and apply it toward advancing our product candidate for the treatment of liver cancer and other cancer-related indications.  As of December 31, 2013, we have completed the HCC Phase I trial.   With the advent of more advanced technologies in our portfolio, at present we do not plan on continuing the HCC trial.  And with the recent build-up of our Vaccine, Tcm, TCR clonality, CAR-T and anti-PD-1 technologies we plan to evaluate and prioritize our cancer clinical trial indications for commercialization using safe and most effective therapy or combination therapies. We announced results from our Phase I trial for certain of CAR-T cancer immunotherapy programs on March 25, May 21, and late September, 2015. The Phase I trial data for the CD19, CD20 and CD30 and EGFR HER 1 constructs showed a positive response rate under controllable toxicities.

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

The traditional cancer treatment includes surgery, chemotherapy, radiation therapy. In the last decade, we witnessed a boom in targeted therapies including monoclonal antibody and small molecule therapies, such as Iressa and Tarciva that targets EGFR activating mutations in the NSCLC, Herceptin that treats breast cancer patients with HER2 overexpression, Crizotinib that targets NSCLC patients with positive ALK fusion gene.

So far, chimeric antigen receptor T cell therapy (“CAR-T”) such as CD19 CAR-T, have been tested in many hematological indications on patients that are refractory/replapsing to chemotherapy, and many of them have relapsed after stem cell transplantation.  Basically these patients have very limited treatment option.  CAR-T has shown good efficacy in these patients and many have lived for years.

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

Our strategy is to develop safe and effective cellular medicine therapies for indications that represent a large unmet need in China, based on technologies developed both in-house and obtained through acquisition, licensing and collaboration arrangements with other companies. Our near term objective is to pursue successful clinical trials in China for our KOA application, followed by our CD and Asthma therapies.  We intend to utilize our comprehensive cell platform to support multiple cell lines to pursue multiple therapies, both allogeneic and autologous. We intend to apply U.S. Standard Operating Procedures ("SOPs") and protocols while complying with Chinese regulations, while owning, developing and executing our own clinical trial protocols. We plan to establish domestic and international joint ventures or partnerships to set up cell laboratories and/or research facilities, acquire technology or in-license technology from outside of China, and build affiliations with hospitals, to develop a commercialization path for our therapies, once approved. We intend to use our first-mover advantage in China, against a backdrop of enhanced regulation by the central government, to differentiate ourselves from the competition and establish a leading position in the China cell therapeutic market.  We also intend to out-license our technologies to interested parties and explore the feasibility of a U.S. allogeneic KOA clinical study with the FDA.

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

The protocols of haMPC therapy for KOA and CD have been approved by the hospitals' Institutional Review Board for clinical trials. Once the trials are completed, the clinical data will be analyzed by a qualified third party statistician and reports will be filed by the hospitals to regulatory agencies for approval for use in treating patients.

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

In total, our cGMP facilities have over 23,000 sq. ft. of cleanroom space with the capacity for nine independent cell production lines.

The Company is constructing a GMP facility in Beijing with 16,000 square feet of space.  The Company signed related tenancy agreements in April 2015.  The lease term is five years, commencing from April 15, 2015 to April 14, 2020.  The annual rental expense is approximate $0.3 million. The Company also entered into an agreement for Beijing GMP facility construction on May 11, 2015 and the total contract amount is $0.7 million. The construction was completed and obtained China Metrology Certification in October 2015. In the USA, it would take 5 years.

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

Hepatocellular Carcinoma (HCC)

In January 2013, we commenced a Phase I clinical trial with PLA 85 hospital in Shanghai, for HCC therapy. Treatment for all the patients was completed in 2013 and the study revealed the TC-DC therapy to be safe. The purpose of this trial was to evaluate the safety of an autologous immune cell therapy in primary HCC patients following resection (surgical tumor removal) and Transarterial Chemo Embolization (“TACE”) Therapy, a type of localized chemotherapy technique.  With the recent build-up of our Tcm, TCR clonality, CAR-T and anti-PD-1 technologies we do not plan to continue the next stage HCC clinical studies.

Immuno-oncology (I/o)

We continue to fortify our cancer breakthrough technology platform with I/o, programmed cell death and vaccine technology.

We believe our immuno-oncology platform is different from other current trials and studies being conducted in the marketplace.  Our CAR-T platform is built on well-studied lenti-virial vector and second generation CAR design, this is used by most of the current trials and studies. We modify our treatment protocols to optimize the balance of safety and efficacy. For example, our patients received relatively lower number of CAR-expressing T cells (1e7/kg) comparing to those enrolled in other trials. This is especially important for clinical trials conducted in solid tumors. We believe our design is unique in the leading sequence in our CAR constructs.  And we focus our effort on developing CAR-T therapies for both hematological tumors and solid tumors.

In late September, 2015 we release the first report of encouraging safety and early signal of clinical activity of EGFR CAR-T therapy in multiple indications of solid tumors with overexpression of EGFR. Although there are many promising data of CAR-T therapies in hematological cancer out in the field comprised of pediatric and adult B-ALL, NHL and HL, the CAR-T data in solid tumors is underwhelming. We believe our data provide support to allow the scientific community to believe that there is potential for CAR-T therapy in solid tumor indications as well.

Because there are many differences between hematological and solid tumors, drug penetration or infiltration into solid tumors sites is more challenging than hematological cancer. Antibody dependent cell-mediated (“ADCC”) toxicity works much better in hematological cancers. Hematological cancers usually carry fewest mutations among all cancers and are usually less molecularly heterogeneous than that of solid tumors.  As such, routinely hematological cancers respond better to therapeutic interventions, there are more complete, as well as partial responses.  And the duration of response is usually longer.

We believe that it is more difficult to treat solid tumors.  The patients are more heterogenous, making it difficult to have one drug to work effectively in the majority of the patients in any cancer indication.  We believe the duration of response is shorter and patients are likely to relapse even after initial positive clinical response.  We believe that CAR-T therapy can successfully treat hematopoietic cancers because the therapy can deplete all B cells or T cells including normal and cancer cells in leukemia and lymphoma. When the stem cells are not targeted these stem cells can regenerate normal B and T cells. In contrast, there lack many effective tumor specific antigens to target in solid tumors.  When the drugs kill tumor cells, they also kill the normal cells to a certain degree, leading to different degrees of toxicity.  We believe that this is the reason of disappointing toxicity data from CAR-T treatment in solid tumors.  In conjunction with optimizing our protocol and production procedure, we plan to work with PLAGH to validate our initial success by expanding the study to confirm the early safety and efficacy signal. We plan to move the CAR-T studies into multi center, phase 2b trials in China in a timely manner.

We are integrating state of the art translational I/o medicine strategy in selection of the certain cancer indications utilizing our different assets. We plan to incorporate the appropriate biomarker strategy to identify the right patient population that might benefit patients, to understand why patients respond and why they are refractory or relapsing. We plan to continue to grow our translational medicine team and engage key opinion leaders to meet the demand.

Cancer vaccine holds potential in combination with other effective therapies For example, Boehringer Ingleheim is partnering with CureVac http://www.curevac.com/ to develop mRNA based vaccine in combination with EGFR and HER2 TKI in advanced NSCLC patients with EGFR mutation.  Our acquired CD40LGVAX has a CD40L and a GMCSF component. It recognizes NSCLC adenocarcinoma antigens.  For adenocarcinoma NSCLC, anti-PD1 therapy, Nivolumab and Keytruda from Bristol Meyer Squibb and Merck respectively have shown promising clinical activity in PDL1 IHC positive patients.  The PDL1 negative patient population, which comprises about 2/3 of the NSCLC population, still has significant unmet medical needs.  The early phase 1 data for CD40LGVAX, showed some early signal that it might have survival benefit in adenocarcinoma NSCLC. We plan to evaluate the potential of PD1 and CD40LGVAX combo in an expanded patient population.  We plan to also evaluate the potential of alternative biomarker’s enrichment that might respond to the CD40LGVAX combination therapy.

Our most recent preliminary data for EGFR CAR-T in NSCLC raised the possibility of testing its combination with CD40LGVAX in adenocarcinoma NSCLC.  We plan to explore CD40LGVAX’s  potential value add to our I/o assets.

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

Our strategy is for CBMG, through acquisition of AG, and PG as well as University of South Florida’s and PLAGH’s technologies and pre-clinical and clinical data, to become an immune cell business leader in the China cancer therapy market and specialty pharmaceutical market by utilizing CBMG’s attractiveness as a NASDAQ listed company to consolidate key China immune cell technology leaders with fortified intellectual property and ramp up revenue with first mover’s advantage in a safe and efficient manner.  The Company plans to accelerate cancer trials by using the knowledge and experience gained from the Company’s ongoing KOA trials and the recent Tcm, CAR-T and PD-1 technologies.   China has a bifurcated cell regulatory pathway, which is different than the singular path in the United States.  Immune cell therapy is treated in China as a Class III medical technology and requires a smaller-scale trial and shorter trial period.  By applying U.S. SOP and protocols and following authorized treatment plans in China, we believe we are differentiated from our competition as we believe we have first mover’s advantage and a fortified barrier to entry.  In addition, we have begun to review feasibility of synergistic U.S. clinical studies.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At September 30, 2015 and December 31, 2014, respectively, cash and cash equivalents include cash on hand and cash in the bank. At times, cash deposits may exceed government-insured limits.

Accounts Receivable

Accounts receivable represent amounts earned but not collected in connection with the Company’s sales as of September 30, 2015 and December 31, 2014. Accounts receivable are carried at their estimated collectible amounts.

The Company follows the allowance method of recognizing uncollectible accounts receivable. The Company recognizes bad debt expense based on specifically identified customers and invoices that are anticipated to be uncollectable. At September 30, 2015 and December 31, 2014, an allowance was determined to not be needed as the Company has recently started generating revenues from its technology services in the Biomedicine segment in 2014. Correspondingly the Company has not recorded any bad debt expense for the periods ended September 30, 2015 and 2014, respectively.

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

While we have optimistic plans for our business strategy, we determined that a full valuation allowance was necessary against all net deferred tax assets as of September 30, 2015 and December 31, 2014, given the current and expected near term losses and the uncertainty with respect to our ability to generate sufficient profits from our business model.

Results of Operations

Below is a discussion of the results of our operations for the three and nine months ended September 30, 2015 and 2014. These results are not necessarily indicative of result that may be expected in any future period. Our prospects should be considered in light of the risks, expenses and difficulties that we may encounter. We may not be successful in addressing these risks and difficulties.

Comparison of Three Months Ended September 30, 2015 to Three Months Ended September 30, 2014

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

	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014
	CBMG	CBMG	Agreen	Pro forma
	As stated	As stated	Pro forma Adjustment	Consolidated
Net sales and revenue	$624,907	$-	$419,745	$419,745

Operating expenses:
Cost of sales *	443,416	-	394,636	394,636
General and administrative *	3,467,184	1,946,909	90,886	2,037,795
Selling and marketing *	190,152	21,311	5,438	26,749
Research and development *	2,190,240	812,227	45,675	857,902
Total operating expenses	6,290,992	2,780,447	536,635	3,317,082
Operating loss	(5,666,085)	(2,780,447)	(116,890)	(2,897,337)
Other income (expense)
Interest income	8,386	698	175	873
Other income (expense)	492,101	(260)	(49)	(309)
Total other income	500,487	438	126	564
Loss from continuing operations before taxes	(5,165,598)	(2,780,009)	(116,764)	(2,896,773)
Income taxes (expense) credit	23,400	-	-	-
Loss from Continuing operations	(5,142,198)	(2,780,009)	(116,764)	(2,896,773)
Loss on discontinued operations, net of taxes	-	(43,271)	-	(43,271)
Net loss	$(5,142,198)	$(2,823,280)	$(116,764)	$(2,940,044)
Other comprehensive income (loss):
Cumulative translation adjustment	(225,198)	(1,838)	-	(1,838)
Unrecognized gain on investments	(1,520,000)	(1,005,455)	-	(1,005,455)
Total other comprehensive income (loss):	(1,745,198)	(1,007,293)	-	(1,007,293)
Comprehensive income (loss)	$(6,887,396)	$(3,830,573)	$(116,764)	$(3,947,337)

Loss per share for continuing operations:
Basic	$(0.44)	$(0.30)	$(0.16)	$(0.29)
Diluted	$(0.44)	$(0.30)	$(0.16)	$(0.29)
Loss per share for discontinued operations:
Basic	$-	$-	$-	$-
Diluted	$-	$-	$-	$-
Net loss per share:
Basic	$(0.44)	$(0.31)	$(0.16)	$(0.30)
Diluted	$(0.44)	$(0.31)	$(0.16)	$(0.30)
Weighted average common shares outstanding:
Basic	11,622,756	9,131,576	720,760	9,852,336
Diluted	11,622,756	9,131,576	720,760	9,852,336

* These line items include the following amounts of non-cash, stock-based compensation expense for the periods indicated:

	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014
	CBMG	CBMG	Agreen	Pro forma
	As stated	As stated	Pro forma Adjustment	Consolidated

Cost of sales	42,272	-	-	-
General and administrative	1,464,764	325,550	-	325,550
Selling and marketing	66,962	-	-	-
Research and development	480,907	74,473	-	74,473
	2,054,905	400,023	-	400,023

Results of Operations

Net sales and revenue
	Net Sales and Revenues
	2015	2014	Change	Percent
For the three months ended September 30,	$624,907	$-	$624,907	N/A

In late 2014, with the acquisition of AG we have started generating revenue from technology services. All the revenue was derived from technology services for the three months ended September 30, 2015, while there is no revenue during the same period in 2014.

Cost of Sales
	Cost of Sales
	2015	2014	Change	Percent
For the three months ended September 30,	$443,416	$-	$443,416	N/A

The increase in cost of sales was in line with the increase in revenue from technology services.   The cost was all incurred from the technology services in 2015.

General and Administrative Expenses
	General & Administrative Expenses
	2015	2014	Change	Percent
For the three months ended September 30,	$3,467,184	$1,946,909	$1,520,275	78%

Increased expenses in 2015 was associated with increased corporate activities related the management and the development of our biomedicine business, was primarily attributed to below facts:

o
An increase in stock-based compensation expense of $1,139,000, which primarily resulted from the new grants and higher fair value of unvested options in 2015 after the Company listed on Nasdaq in June 2014 compared with those unvested options as of September 30, 2014;

o	An increase in payroll of $174,000 in line with the headcount increase in management positions in 2015.
o	An increase in depreciation and amortization of $172,000, which was mainly attributed to the knowhow and patents obtained from the acquisition of AG in third quarter 2014;
o	An increase in rental expenses of $138,000, which was mainly attributed to the new lease agreement concluded for the construction of Beijing GMP; and
o
A decrease in legal, accounting and other professional services of $153,000, which mainly resulted from the facts that i) the Company issued 4,500 restricted common stock in September 2014 to terminate a consulting agreement and a license/distribution agreement and incurred cost of $99,000, while no such cost in the same period 2015; ii)large legal fee incurred in 3rd quarter 2014 for the acquisition of Agreen; iii)the decline in accounting service fee as the Company no longer outsourced its US accounting function since January 2015.

Selling and Marketing Expenses
	Sales & Marketing Expenses
	2015	2014	Change	Percent
For the three months ended September 30,	$190,152	$21,311	$168,841	792%

We are now increasing our sales and marketing teams in the immunotherapy business. Sales and marketing expenses increased by approximately $169,000 in the three months ended September 30, 2015 as compared to the three months ended September 30, 2014, primarily as a result of an increase in stock-based compensation expenses of $67,000; an increase in payroll expenses of $66,000, an increase in travel expenses of $11,000 and an increase in meeting and conference expenses of $10,000.

Research and Development Expenses
	Research and Development Expenses
	2015	2014	Change	Percent
For the three months ended September 30,	$2,190,240	$812,227	$1,378,013	170%

Research and development costs increased by approximately $1,378,000 in the three months ended September 30, 2015 as compared to the three months ended September 30, 2014 due primarily to an increase of our immunotherapy research and development team, which resulted in an increase in payroll expenses of $386,000; an increase in stock-based compensation expenses of $406,000 and an increase in clinical trial expenditure of $437,000.

Operating Loss
	Operating Loss
	2015	2014	Change	Percent
For the three months ended September 30,	$(5,666,085)	$(2,780,447)	$(2,885,638)	104%

The increase in the operating loss for the three months ended September 30, 2015 as compared to the same period in 2014 is primarily due to changes in revenues, general and administrative expenses and research and development expenses, each of which is described above.

Total Other Income
	Other Income
	2015	2014	Change	Percent
For the three months ended September 30,	$500,487	$438	$500,049	114166%

Other income for the three months ended September 30, 2015 was primarily decrease in fair value of accrued expenses for the acquisition of intangible assets of $414,000, net foreign exchange gain of 79,000 and interest income of $8,000.  On June 26, 2015, the Company completed its acquisition of the certain license rights to technology and know-how from Blackbird and entered into an assignment and assumption agreement to acquire all of Blackbird’s right, title and interest in and to the exclusive worldwide license to a CD40LGVAX vaccine from the University of South Florida. According to the asset purchase agreement, 28,120 shares of Company common stock were issued as part of the consideration of this transaction. In addition, 18,747 shares of Company common stock (equal to $700,000 based on the 20-day volume-weighted average price of the Company’s stock on the closing date) will be delivered to Blackbird on the 6 month anniversary of the closing date upon satisfaction of certain conditions. Above shares were revalued according to the fair market value as of the balance sheet date and resulted in the other income of $414,000.

Other income for the three months ended September 30, 2014 consists primarily of interest income in our biomedicine segment.

Income Taxes (Expense) Credit
	Income Taxes (Expense) Credit
	2015	2014	Change	Percent
For the three months ended September 30,	$23,400	$-	$23,400	N/A

While we have optimistic plans for our business strategy, we determined that a valuation allowance was necessary given the current and expected near term losses and the uncertainty with respect to our ability to generate sufficient profits from our business model. Therefore, we established a valuation allowance for all deferred tax assets.  Income tax expense for three months ended September 30, 2015 represents PRC tax benefit of $24,757 and US state tax expense of $1,357.

Loss from Continuing Operations
	Loss from Continuing Operations
	2015	2014	Change	Percent
For the three months ended September 30,	$(5,142,198)	$(2,780,009)	$(2,362,189)	85%

Changes in loss from continuing operations are primarily attributable to changes in operating loss described above.

Loss on Discontinued Operations
	Loss on Discontinued Operations, Net of Tax
	2015	2014	Change	Percent
For the three months ended September 30,	$-	$(43,271)	$43,271	(100)%

Change in loss on discontinued operations is primarily attributable to our decision to terminate our consulting business segment in 2014.

Net Loss
	Net Loss
	2015	2014	Change	Percent
For the three months ended September 30,	$(5,142,198)	$(2,823,280)	$(2,318,918)	82%

Changes in net loss are primarily attributable to changes in operations of our biomedicine segment and the discontinued consulting segment, each of which is described above.

Comprehensive Net Loss
	Comprehensive Net Loss
	2015	2014	Change	Percent
For the three months ended September 30,	$(6,887,396)	$(3,830,573)	$(3,056,823)	80%

Comprehensive net income for three months ended September 30, 2015 includes unrecognized loss on investments of approximately $1,520,000 and currency translation of approximately $225,000 combined with the changes in net income. The large unrecognized loss   on investments is primarily attributed to the valuation loss for the stock investment in Arem Pacific Corporation resulting from the 10% decrease in Arem Pacific’s stock valuation price during the three months ended September 30, 2015.

Comparison of Nine Months Ended September 30, 2015 to Nine Months Ended September 30, 2014

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

	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
	CBMG	CBMG	Agreen	Pro forma
	As stated	As stated	Pro forma Adjustment	Consolidated
Net sales and revenue	$1,885,256	$179,120	$1,198,414	$1,377,534

Operating expenses:
Cost of sales *	1,335,707	92,553	880,797	973,350
General and administrative *	9,915,956	4,901,670	245,911	5,147,581
Selling and marketing *	500,393	86,806	6,351	93,157
Research and development *	4,968,352	2,100,271	113,635	2,213,906
Impairment of investments	123,428	-		-
Total operating expenses	16,843,836	7,181,300	1,246,694	8,427,994
Operating loss	(14,958,580)	(7,002,180)	(48,280)	(7,050,460)
Other income (expense)
Interest income	29,417	1,263	318	1,581
Other income (expense)	502,921	94,357	(147)	94,210
Total other income	532,338	95,620	171	95,791
Loss from continuing operations before taxes	(14,426,242)	(6,906,560)	(48,109)	(6,954,669)
Income taxes (expense) credit	(29,602)	-	-	-
Loss from Continuing operations	(14,455,844)	(6,906,560)	(48,109)	(6,954,669)
Loss on discontinued operations, net of taxes	-	(3,037,514)	-	(3,037,514)
Net loss	$(14,455,844)	$(9,944,074)	$(48,109)	$(9,992,183)
Other comprehensive income (loss):
Cumulative translation adjustment	(163,353)	(8,673)	963	(7,710)
Unrecognized gain (loss) on investments	6,543,460	2,515,894	-	2,515,894
Total other comprehensive income (loss):	6,380,107	2,507,221	963	2,508,184
Comprehensive income (loss)	$(8,075,737)	$(7,436,853)	$(47,146)	$(7,483,999)

Loss per share for continuing operations:
Basic	$(1.27)	$(0.85)	$(0.06)	$(0.78)
Diluted	$(1.27)	$(0.85)	$(0.06)	$(0.78)
Loss per share for discontinued operations:
Basic	$-	$(0.37)	$-	$(0.34)
Diluted	$-	$(0.37)	$-	$(0.34)
Net loss per share:
Basic	$(1.27)	$(1.22)	$(0.06)	$(1.12)
Diluted	$(1.27)	$(1.22)	$(0.06)	$(1.12)
Weighted average common shares outstanding:
Basic	11,399,958	8,155,213	742,481	8,897,694
Diluted	11,399,958	8,155,213	742,481	8,897,694

* These line items include the following amounts of non-cash, stock-based compensation expense for the periods indicated:

	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
	CBMG	CBMG	Agreen	Pro forma
	As stated	As stated	Pro forma Adjustment	Consolidated

Cost of sales	110,326	-	-	-
General and administrative	3,837,123	854,623	-	854,623
Selling and marketing	162,997	-	-	-
Research and development	1,562,509	221,540	-	221,540
	5,672,955	1,076,163	-	1,076,163

Results of Operations

Net sales and revenue
	Net Sales and Revenues
	2015	2014	Change	Percent
For the nine months ended September 30,	$1,885,256	$179,120	$1,706,136	953%

In late 2014, with the acquisition of AG we have started generating revenue from technology services. All the revenue was derived from technology services for the nine months ended September 30, 2015, while revenue was solely from sales of A-StromalTM kits during the same period in 2014.

Cost of Sales
	Cost of Sales
	2015	2014	Change	Percent
For the nine months ended September 30,	$1,335,707	$92,553	$1,243,154	1343%

The increase in cost of sales was in line with the increase in revenue in technology services.   The cost was incurred from the technology services in 2015 rather than the cost of the A-StromalTM kits in 2014.

General and Administrative Expenses
	General & Administrative Expenses
	2015	2014	Change	Percent

For the nine months ended September 30,	$9,915,956	$4,901,670	$5,014,286	102%

Increased expenses in 2015 was associated with increased corporate activities related the management and the development of our biomedicine business, was primarily attributed to below facts:

o
An increase in stock-based compensation expense of $2,982,000, which primarily resulted from the new grants and higher fair value in September 2015 of unvested options after the Company listed on Nasdaq in June 2014 compared with those unvested options as of September 30, 2014;

o	An increase in payroll of $408,000 in line with the headcount increase in management positions in 2015.
o	An increase in depreciation and amortization of $540,000, which was mainly attributed to the knowhow and patents obtained from the acquisition of AG in third quarter 2014;
o	An increase in rental expenses of $344,000, which was mainly attributed to the new lease agreement concluded for the construction of Beijing GMP; and
o	An increase in legal and other professional services of $523,000.

Selling and Marketing Expenses
	Sales & Marketing Expenses
	2015	2014	Change	Percent
For the nine months ended September 30,	$500,393	$86,806	$413,587	476%

We are now increasing our sales and marketing teams in the immunotherapy business. Sales and marketing expenses increased by approximately $414,000 in the nine months ended September 30, 2015 as compared to the same period in 2014, primarily as a result of an increase in stock-based compensation expenses of $163,000; an increase in payroll expenses of $124,000, an increase in market analysis professional fees of $53,000, an increase in travel expenses of $33,000 and an increase in meeting and conference expenses of $28,000.

Research and Development Expenses
	Research and Development Expenses
	2015	2014	Change	Percent
For the nine months ended September 30,	$4,968,352	$2,100,271	$2,868,081	137%

Research and development costs increased by approximately $2,868,000 in the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014 due primarily to increase of our immunotherapy research and development team, which resulted in an increase in payroll expenses of $772,000; an increase in stock-based compensation expenses of $1,341,000, an increase in clinical trial expenditure of $352,000, and increase in depreciation and amortization of $139,000, an increase in travelling expense of $135,000 and an increase in rental of $107,000.

Impairment of Investments
	Impairment of investments
	2015	2014	Change	Percent
For the nine months ended September 30,	$123,428	$-	$123,428	N/A

The impairment of investments for the nine months ended September 30, 2015 is attributed to the recognition of other than temporary impairment on the value of shares in one stock, no such expense existed in the same period in 2014.

Operating Loss
	Operating Loss
	2015	2014	Change	Percent
For the nine months ended September 30,	$(14,958,580)	$(7,002,180)	$(7,956,400)	114%

The increase in operating loss for the nine months ended September 30, 2015 as compared to the same period in 2014 is primarily due to changes in revenues, general and administrative expenses and research and development expenses, each of which is described above.

Total Other Income
	Other Income
	2015	2014	Change	Percent
For the nine months ended September 30,	$532,338	$95,620	$436,718	457%

Other income for the nine months ended September 30, 2015 was primarily decrease in fair value of accrued expenses for the acquisition of intangible assets of $414,000, net foreign exchange gain of $79,000 and interest income of $29,000.  On June 26, 2015, the Company completed its acquisition of the certain license rights to technology and know-how from Blackbird and entered into an assignment and assumption agreement to acquire all of Blackbird’s right, title and interest in and to the exclusive worldwide license to a CD40LGVAX vaccine from the University of South Florida. According to the asset purchase agreement, 28,120 shares of Company common stock were issued as part of the consideration of this transaction. In addition, 18,747 shares of Company common stock (equal to $700,000 based on the 20-day volume-weighted average price of the Company’s stock on the closing date) will be delivered to Blackbird on the 6 month anniversary of the closing date upon satisfaction of certain conditions. Above shares were revalued according to the fair market value as of the balance sheet date and resulted in the other income of $414,000.

Other income for the nine months ended September 30, 2014 consists primarily of rental subsidy income and foreign exchange gains and losses on transactions in our biomedicine segment.

Income Taxes (Expense) Credit
	Income Taxes (Expense) Credit
	2015	2014	Change	Percent
For the nine months ended September 30,	$(29,602)	$-	$(29,602)	N/A

While we have optimistic plans for our business strategy, we determined that a valuation allowance was necessary given the current and expected near term losses and the uncertainty with respect to our ability to generate sufficient profits from our business model. Therefore, we established a valuation allowance for all deferred tax assets.  Income tax expense for nine months ended September 30, 2015 represents PRC tax of $24,995 and the US state tax of $4,607.

Loss from Continuing Operations
	Loss from Continuing Operations
	2015	2014	Change	Percent
For the nine months ended September 30,	$(14,455,844)	$(6,906,560)	$(7,549,284)	109%

Changes in loss from continuing operations are primarily attributable to changes in operating loss as described above.

Loss on Discontinued Operations
	Loss on Discontinued Operations, Net of Tax
	2015	2014	Change	Percent
For the nine months ended September 30,	$-	$(3,037,514)	$3,037,514	(100)%

Change in loss on discontinued operations is primarily attributable to our decision to terminate this Consulting business segment in  2014.

Net Loss
	Net Loss
	2015	2014	Change	Percent
For the nine months ended September 30,	$(14,455,844)	$(9,944,074)	$(4,511,770)	45%

Changes in net loss are primarily attributable to changes in operations of our biomedicine segment as and the discontinued consulting segment, each of which is described above.

Comprehensive Net Loss
	Comprehensive Net Loss
	2015	2014	Change	Percent
For the nine months ended September 30,	$(8,075,737)	$(7,436,853)	$(638,884)	9%

Comprehensive net loss for nine months ended September 30, 2015 includes unrecognized gain on investments of approximately $6,543,000, partially offset by currency translation of approximately $163,000 combined with the changes in net income.  The large unrecognized gain on investments is primarily attributed to the valuation gain for the stock investment in Arem Pacific Corporation resulting from the 105% increase in Arem Pacific’s stock valuation price during the nine months ended September 30, 2015.

Liquidity and Capital Resources

We had working capital of $16,978,287 as of September 30, 2015 compared to $12,019,143 as of December 31, 2014. Our cash position increased to $20,106,377 at September 30, 2015 compared to $14,770,584 at December 31, 2014, as we had an increase in cash generated from financing activities due to a private placement financing in March 2015 for aggregate gross proceeds of approximately $19,600,000 through the sale of 515,786 shares of Common Stock, partially offset by an increase in cash used in operating activities.

Net cash provided by or used in operating, investing and financing activities from continuing operations was as follows:

Net cash used in operating activities was approximately $8,572,000 and $8,127,000 for the nine months ended September 30, 2015 and 2014, respectively. The following table reconciles net loss to net cash used in operating activities:

For the nine months ended September 30,	2015	2014	Change
Net loss	$(14,455,844)	$(9,944,074)	$(4,511,770)
Income statement reconciliation items	6,925,325	3,605,703	3,733,181
Changes in operating assets, net	(1,041,692)	(1,788,735)	333,484
Net cash used in operating activities	$(8,572,211)	$(8,127,106)	$(445,105)

The 2015 change in income statement reconciliation items was primarily due to the increase in stock-based compensation of $4,522,000, decrease in impairment of goodwill of $3,300,000 and decrease in stock received for services of $1,610,000 compared with same period in 2014.

Net cash used in investing activities was approximately $5,495,000 and $322,000 in the nine months ended September 30, 2015 and 2014, respectively.  These amounts were primarily the result of purchases of fixed assets and intangible assets.

Cash provided by financing activities was approximately $19,444,000 and $11,088,000 in the nine months ended September 30, 2015 and 2014, respectively. These amounts were mainly attributable to the proceeds received from the issuance of common stock and option exercise.

Liquidity and Capital Requirements Outlook

Excluding any potential sponsorship in the U.S. and other regions out of China CD40LGVAX Trial, we anticipate that the Company will require approximately $18 million in cash to operate as planned in the coming 12 months. Of this amount, approximately $12 million will be used to operate our facilities and offices, including but not limited to payroll expenses, rent and other operating costs, and to fund our research and development as we continue to develop our products through the clinical study process.  Approximately $0.4 million will be used to pay finder fee for previous private placement sale of equity, $1.6 million will be used to settle the remaining cash consideration of AG acquisition, $1 million will be used to settle the final instalment of intangible assets acquired and $2 million will be used to expand our physical plant and facilities in our immune cell therapy business and CAR-T research and development, although we may revise these plans depending on the changing circumstances of our biomedicine business.

We expect to rely on current cash balances that we hold to provide for these capital requirements. We do not intend to use, and will not rely on our holdings in securities to fund our operations.  One of our stocks held, Wonder International Education & Investment Group Corporation (“Wonder”), is delinquent in its SEC filings for multiple periods.  We do not know whether we can liquidate our 2,057,131 shares of Wonder stock or any of our other portfolio securities, or if liquidated, whether the realized amount will be meaningful at all.

In March 2015, we had received approximately $19,600,000 from our latest private placement sale of equity. As we continue to incur losses, achieving profitability is dependent upon the successful development of our immune therapy business and commercialization of our technology in research and development phase, which is a number of years in the future. Once that occurs, we will have to achieve a level of revenues adequate to support our cost structure. We may never achieve profitability, and unless and until we do, we will continue to need to raise additional capital. Over the next 12 months ending September 30, 2016, we estimate negative operating cash flow of approximately $12 million. Management intends to fund future operations through additional private or public debt or equity offerings, and may seek additional capital through arrangements with strategic partners or from other sources.

Our medium to long term capital needs involve the further development of our biomedicine business, and may include, at management’s discretion, new clinical trials for other indications, strategic partnerships, joint ventures, acquisition of licensing rights from new or current partners and/or expansion of our research and development programs. Furthermore, as our therapies pass through the clinical trial process and if they gain regulatory approval, we expect to expend significant resources on sales and marketing of our future products, services and therapies.

In order to finance our medium to long-term plans, we intend to rely upon external financing. This financing may be in the form of equity and or debt, in private placements and/or public offerings, or arrangements with private lenders. Due to our short operating history and our early stage of development, particularly in our biomedicine business, we may find it challenging to raise capital on terms that are acceptable to us, or at all. Furthermore our negotiating position in the capital raising process may worsen as we consume our existing resources. Investor interest in a company such as ours is dependent on a wide array of factors, including the state of regulation of our industry in China (e.g. the policies of MOH and the CFDA), the U.S. and other countries, political headwinds affecting our industry, the investment climate for issuers involved in businesses located or conducted within China, the risks associated with our corporate structure, risks relating to our partners, licensed intellectual property, as well as the condition of the global economy and financial markets in general. Additional equity financing may be dilutive to our stockholders; debt financing, if available, may involve significant cash payment obligations and covenants that restrict our ability to operate as a business; our stock price may not reach levels necessary to induce option or warrant exercises; and asset sales may not be possible on terms we consider acceptable. If we are unable to raise the capital necessary to meet our medium- and long-term liquidity needs, we may have to delay or discontinue certain clinical trials, the licensing, acquisition and/or development of cell therapy technologies, and/or the expansion of our biomedicine business; or we may have to raise funds on terms that we consider unfavorable.

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

Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2015, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting except for the below improvement:

The Company commenced launching Phase I Zhiyuan project in September 2015. This project will replace current manual controls over procurement, payment process with IT controls and enhance other controls over other processes, such as fixed asset management, expense claim, contract review etc. This project will help to improve the efficiency of the business and enhance the compliance. The Phase I work is expected to be completed in 4th quarter 2015.

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

On June 3, 2015, defendants were served.  On June 29, 2015, the Court ordered, as stipulated by the parties, that defendants are not required to respond to the initial complaint in this action until such time as a lead plaintiff and lead counsel have been appointed and a consolidated complaint has been filed.  The deadline for filing motions for the appointment of lead plaintiff and selection of lead counsel was June 22, 2015.  On that date, one motion was filed by the Rosen Law Firm on behalf of putative plaintiff Michelle Jackson.  On August 3, 2015, having received no opposition, the Court appointed Jackson as lead plaintiff and the Rosen Law Firm as class counsel.  As stipulated among the parties, Jackson filed an amended class action complaint on September 17, 2015. The Company’s date to answer or move is on or before January 19, 2016, and a hearing on the anticipated motion to dismiss has been set for April 6, 2016.  Discovery will be stayed pending a decision on the motion to dismiss.

The amended complaint names ten additional individuals and entities as defendants (“additional defendants”), none of whom are affiliated with the Company, and asserts an additional claim under Section 10(b) and Rule 10b-5(a) and (c) thereunder that the Company purportedly engaged in a scheme with the additional defendants to promote its securities.  To date, none of the additional defendants appeared in the case.

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

ITEM 1A. RISK FACTORS

During the three months ended September 30, 2015, there were no material changes to the risk factors disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014 except the risks set forth below.

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

If we are unable to comply with China’s National Health and Family Planning Commission’s new stem cell regulation we could lose certain important prior clinical studies that are material to continuing our operations and our future prospects.

Our ability to generate product revenue is highly dependent on our ability to obtain regulatory approval of and successfully commercialize one or more of our stem cell clinical studies in China.  On August 21, 2015, China’s National Health and Family Planning Commission issued the nation’s first-ever trial regulation over the stem cell therapy.  The regulation stipulates only top level stated-owned hospitals can be candidates and become eligible for the clinical trial after passing special evaluations by health authorities.  The specific list of authorized hospitals has not been published.  Researchers who want to do clinical studies will need to register with the health ministry with documentation showing that there are sufficient animal studies to support trials in humans and that they are using certified cell lines verified by independent evaluation.  We do not know if the hospitals where we have conducted clinical studies will be included in the list of authorized hospitals or can become eligible after passing special evaluations by health authorities.  We do not know if our animal studies documentation will be approved to support trials in humans.  We also do not know if our cell lines will be accepted by the health authorities.  These factors could adversely affect the timing of the clinical trials, the timing of receipt and reporting of clinical data, the timing of Company-sponsored IND filings, and our ability to conduct future planned clinical trials, and any of the above could have a material adverse effect on our business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

All unregistered sales and issuances of equity securities for the three months ended September 30, 2015 were previously disclosed in a Form 8-K or Form 10-Q filed with the SEC.

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

CELLULAR BIOMEDICINE GROUP, INC.
(Registrant)

Date: November 13, 2015	By:	/s/ Wei (William) Cao
Wei (William) Cao
Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Bizuo (Tony) Liu
Bizuo (Tony) Liu
Chief Financial Officer (Principal Financial and Accounting Officer)