Form 10-K
period 2015-12-31
Cellular Biomedicine Group, Inc.
filed 2016-03-14
CIK 1378624

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

———————
FORM 10-K
———————

☑     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2015

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

Large accelerated filer	☐	Accelerated filer	☑
Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes  ☑ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter – $296,012,116 as of June 30, 2015.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: As of February 29, 2016, there were 11,983,688 shares of common stock, par value $.001 per share issued and outstanding.

Documents Incorporated By Reference –None

CELLULAR BIOMEDICINE GROUP, INC.
FORM 10-K ANNUAL REPORT
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015

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

Overview

Cellular Biomedicine Group, Inc. is a biomedicine company, principally engaged in the development of new treatments for cancerous and degenerative diseases utilizing proprietary cell-based technologies.  Our technology includes two major cell platforms: (i) Immune Cell therapy for treatment of a broad range of cancers using Vaccine, T Cells Receptor ("TCR") clonality analysis technology, and T Central Memory Cell ("Tcm") preparation methodologies, Chimeric Antigen Receptor T cell (“CAR-T”), and (ii) human adipose-derived mesenchymal progenitor cells (“haMPC”) for treatment of joint and autoimmune diseases, with primary research and manufacturing facilities in China.

We are focused on developing and marketing safe and effective cell-based therapies based on our cellular platforms, to treat serious chronic and degenerative diseases such as cancer, orthopedic diseases (including osteoarthritis and tissue damage), various inflammatory diseases and metabolic diseases. We have developed proprietary practical knowledge in the use of cell-based therapeutics that we believe could be used to help a great number of people suffering from cancer and other serious chronic diseases. We are conducting clinical studies in China for two stem cell based therapies to treat knee osteoarthritis (“KOA”) and Cartilage Defect (“CD”). We have completed Phase IIb autologous haMPC KOA clinical study and published its promising results.  Led by Shanghai Renji Hospital, one of the largest teaching hospitals in China, we have launched  Phase I clinical trial of an off-the-shelf allogeneic haMPC (AlloJoinTM) therapy for KOA .We have also initiated preclinical studies in Asthma and Chronic Obstructive Pulmonary Disease ("COPD").

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

With our 2014 acquisition of Agreen Biotech Co. Ltd. ("AG"), we are generating an increasing amount of technical services revenue comprised of TCR clonality analysis technology and Tcm and Dendritic Cell ("DC") preparation methodologies.  AG is a biotech company with operations in China, engaged in the development of treatments for cancerous diseases utilizing proprietary cell technologies, which include preparation of subset T Cell and clonality assay platform technology for treatment of a broad range of cancers by AG’s primary hospital partner, Jilin Hospital. We are expanding the hospital partnerships business model to a few additional hospitals in the densely populated northeast China region in Beijing, Shanxi, Shandong and Anhui Province. With recent build-up of our Vaccine, Tcm, TCR clonality, CAR-T and anti-PD-1 technologies we  are evaluating and prioritizing our cancer clinical trial indications for commercialization using safe and most effective therapy or combination therapies. We are integrating CBMG's state-of-the art infrastructure and clinical platform with the aforementioned acquired technologies to boost the Company's Immuno-Oncology presence, and pave the way for future partnerships. We plan to initiate certain cancer clinical trials in China upon receiving acceptance of the clinical trial designs with the principal investigator and obtaining the requisite approvals.  We have yet to derive revenue from our CAR-T technologies.

Corporate History

Cellular Biomedicine Group, Inc., a Delaware corporation (formerly known as EastBridge Investment Group Corporation), was originally incorporated in the State of Arizona on June 25, 2001. The Company's principal activity through June 30, 2005 was to manufacture mobile entertainment products.

In 2005, the Company decided to exit the mobile entertainment market and dedicate its activities to providing investment related services in Asia, with a strong focus on high GDP growth countries, such as China. The Company concentrated its efforts in the Far East (Hong Kong, mainland China, Australia) and in the United States and sought to provide consulting services necessary for small to medium-size companies to obtain capital to grow their business, either to become public companies in the United States or to find joint venture partners or raise capital to expand their businesses

On February 6, 2013, and as further described below, we completed a merger to acquire Cellular Biomedicine Group Ltd.:

In connection with the Merger, effective on March 5, 2013, the Company (formerly named “EastBridge Investment Group Corporation”) changed its name to “Cellular Biomedicine Group, Inc.” In addition in March 2013 we changed our corporate headquarters to 530 University Avenue, #17, Palo Alto, California 94301.

From February 6, 2013 to June 23, 2014, we operated the Company in two separate reportable segments: (i) Biomedicine Cell Therapy (“Biomedicine”); and (ii) Financial Consulting (“Consulting”).  The Consulting segment was conducted through EastBridge Sub.  On June 23, 2014, the Company announced the discontinuation of the Consulting segment as it no longer fit into management’s long-term strategy and vision.  The Company is continuing to focus its resources on becoming a biotechnology company bringing therapies to improve the health of patients in China.

On September 26, 2014, the Company completed its acquisition of Beijing Agreen Biotechnology Co. Ltd. ("AG") and the U.S. patent held by AG’s founder. AG is a biotech company with operations in China, engaged in the development of treatments for cancerous diseases utilizing proprietary cell technologies, which include without limitation, preparation of subset T Cell and clonality assay platform technology for treatment of a broad range of cancers at AG’s served hospital, Jilin Hospital.

At the end of September 2015, the Company moved its corporate headquarters to 19925 Stevens Creek Blvd., Suite 100 in Cupertino, California.

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

Recent Developments

In January 2015, we initiated patient recruitment to support a phase II clinical study, in China, of ReJoinTM human adipose derived mesenchymal progenitor cell (“haMPC”) therapy for Cartilage Damage (“CD”) resulting from osteoarthritis (“OA”) or sports injury. The study is based on the same science that has shown significant progress in the treatment of Knee Osteoarthritis (“KOA”). Both arthroscopy and the use of magnetic resonance imaging (“MRI”) will be deployed to further demonstrate the regenerative efficacy of ReJoinTM on CD.

On February 4, 2015, the Company announced its agreement related to the acquisition of Chinese PLA General Hospital's ("PLAGH", Beijing, also known as "301 Hospital") Chimeric Antigen Receptor T cell (“CAR-T”) therapy, its recombinant expression vector CD19, CD20, CD30 and Human Epidermal Growth Factor Receptor's (EGFR or HER1) Immuno-Oncology patents applications, and Phase I clinical data of the aforementioned therapies and manufacturing knowledge. The 301 Hospital team has conducted several preliminary clinical studies of various CAR-T constructs targeting CD19-positive acute lymphocytic leukemia, CD20-positive advanced B-cell Non-Hodgkin’s lymphoma, CD30-positive Hodgkin's lymphoma and EGFR-HER1-positive advanced lung cancer, cholangiocarcinoma, pancreatic cancer, and renal cell carcinoma. Pursuant to the terms of the Transfer Agreement, PLAGH agreed to transfer to the Company all of its right, title and interest in and to certain technologies currently owned by PLAGH (including, without limitation, four technologies and their pending patent applications) that relate to genetic engineering of chimeric antigen receptor (CAR)-modified T cells and its applications (collectively, the “Technology”). In addition, PLAGH is responsible for obtaining governmental approval for the clinical trial related to the Technology.

We announced interim Phase IIb trial results for our ReJoinTM haMPC therapy for KOA on March 25, 2015, which confirmed that the primary and secondary endpoints of ReJoin TM therapy groups have all improved significantly compared to their baseline. We released positive 48-week follow-up data in January 2016.

In January 2016, we launched a Phase I clinical trial of an off-the-shelf allogeneic haMPC AlloJoin™ therapy for KOA.

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

From April 2015, the Company commenced cooperation with agents/hospitals through which it started to provide immune-cell therapy technology consulting services to hospitals located in Beijing, Shandong, Anhui and Shanghai. For the year ended December 31, 2015, revenue of $0.5 million was derived from this service.

On May 27, 2015, the Company announced the appointment of Richard L. Wang, Ph.D., MBA, PMP as Chief Operating Officer. Dr. Wang, a seasoned and accomplished scientist and industry professional, brings operational, project management, and R&D governance experience from multinational pharmaceutical companies, to support the Company’s research of osteoarthritis and oncology therapeutics. Dr. Wang oversees the Company’s research collaborations, technology transfers, drug development clinical trials, regulatory affairs, production, and oversight of the Company’s multicenter operations.

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

On June 26, 2015, the Company completed the acquisition of Blackbird BioFinance, LLC (“Blackbird”)’s license from University of South Florida (“USF”) on the next generation cancer immunotherapy vaccine CD40LGVAX, its related technologies and technical knowledge.  Of the total consideration to be delivered to Blackbird for the purchased assets, $2,500,000 was delivered in cash and 28,120 shares of Company common stock (the "Closing Shares"), representing $1,050,000 of the purchase consideration (based on the 20-day volume-weighted average price of the Company’s stock on the closing date), was issued and delivered to Blackbird. Another 18,747 shares (the “Holdback Shares”), representing $700,000 of the purchase consideration (based on the 20-day volume-weighted average price of the Company’s stock on the closing date), was issued and delivered to Blackbird in November 2015.  Based on the terms of the license, we believe the Company will pay potentially more than $25 million in future milestones and royalty payments.

We believe this technological addition may address meaningful and sizable unmet medical needs. Based on the latest data available from NCCN Clinical Practice Guidelines in Oncology Non-Small Cell Lung Cancer (“NSCLC”) (Version 4. 2014), an estimated 224,210 people in the United States were diagnosed with lung cancer in 2014, with an estimated 159,260 deaths occurring because of the disease. In China, 728,552 individuals were diagnosed with lung cancer in 2012, and 592,410 individuals in China died of lung cancer in 2012 (source: Chinese Cancer Registry Annual Report 2012 & GMCD40L Study Synopsis).

Despite the advances of targeted therapies and recent breakthroughs with immune checkpoint inhibitors, such as anti-PD1 or PDL1 monoclonal antibody treatments, there are still significant unmet medical needs in NSCLC, and the disease remains largely incurable. We believe the CD40LGVAX vaccine, in combination with an anti-PD1 monoclonal antibody, may provide synergistic and improved clinical benefits in both PDL1 positive and negative patients. We previously anticipated a phase I/II clinical trial for the CD40LGVAX vaccine combined with PD-1 antibody to commence in the second half of 2015.  We are currently evaluating both U.S. and non-U.S. options for furthering clinical trials for the CD40LGVAX vaccine following Moffitt Cancer Center’s notification to us that it will not be continuing its sponsorship of the U.S. CD40LGVAX Trial. In the third quarter of 2015, we reviewed and modified the design of CD40LGVAX trial by expanding the number of patient recruitment, changing from single site to multi-sites trial and adding stratification to the trial.  We are converting the CD40LGVAX Investigator Sponsor Research (“ISR”) to a CBMG IND trial.

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

In July 2015, the Company has received two new certifications from the China Food and Drug Administration (the “CFDA”) for its proprietary cell and tissue preservation media kits, in accordance with the CFDA’s new regulations announced on June 1, 2015. These certified kits enable long-term preservation and long distance shipment of cells and tissue, without freezing them down, from and to the point of care for ready applications by physicians. The latest certifications further strengthen our Vertically Integrated Cell Manufacturing System (VICMS) to centralize the processing and supplying of autologous cell therapies, and reinforce our potential to be a world-class biotechnology company, serving large unmet medical needs.

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

On September 28, 2015, the Company announced results of the Phase I clinical studies of CAR-T EGFR-HER1 (“CBM-EGFR.1”) for the treatment of patients with EGFR expressing advanced relapsed/refractory solid tumors. Based on the results from 24 patients treated with CBM-EGFR.1 (17 patients with non-small cell lung cancer, 5 patients with cholangiocarcinoma, 1 patient with pancreatic cancer and 1 patient with renal cell carcinoma (“RCC”)), the early results showed that CBM-EGFR.1 immunotherapy was safe, well tolerated, and had positive signal of clinical activity in several indications. The data was selected for a late-breaking oral presentation entitled EGFR-Targeted Chimeric Antigen Receptor-Modified T Cells Immunotherapy for Patients With EGFR-Expressing Advanced or Relapsed/Refractory Solid Tumors at the 5th World Congress on Cancer Therapy in Atlanta, Georgia.  Highlight of Phase I/II clinical trial for CBMG CAR-T products in multiple advanced, refractory/relapsing solid tumors is as follow:

●	First known report of positive safety and signal of clinical activity of EGFR CAR-T in multiple solid tumor indications,

●	Most NSCLC patients treated with CBM-EGFR.1 failed EGFR-TKI therapy prior to CBM-EGFR.1 treatment,

●	Overall disease control rate (DCR) is 79% (19 of 24). 100% DCR in cholangiocarcinoma (5/5), 71% DCR in NSCLC (12/17),

●	Objective response rate (ORR) of 25% in combined indications: 2 complete response (CR) and 1 partial response (PR) in cholangiocarcinoma, 2 PR in NSCLC and 1 PR in pancreatic cancer.

The September 2015 reports on CBM-EGFR.1 therapy for late stage solid tumors have demonstrated our ability to innovate, advance boundaries between basic research and translational medicine and streamline the production of CAR-T and clinical treatment.  With the talent addition of our COO and CSO, and the maturing of working relationship with PLAGH cancer immune cell therapy resources, we plan to evaluate and prioritize our cancer clinical trial indications for commercialization using safe and most effective therapy or combination therapies. The Company believes that, when integrated with CBMG's state-of-the-art infrastructure and clinical platform, the aforementioned acquired AG,  301 Hospital and USF technologies will improve our cancer immune cell therapies clinical pathway and pave the way for collaboration with renowned institutions. We plan to initiate certain cancer clinical trials upon receiving acceptance of the clinical trial designs with principal investigators and obtaining the requisite approvals.

On November 9, 2015, the Company announced the opening of its new state-of-the-art facility in the PKUCare Industrial Park, Changping District, Beijing, China. Eight hundred square meters of the 1,400 square meter site has been equipped with four independent production lines to support clinical batch production and commercial scale manufacturing. Designed and built to GMP standards, the facility has been certified by the Beijing Institute for Drug Control, accredited bodies of the China National Accreditation Service (CNAS) and China Metrology Accreditation (CMA). With this expansion into Beijing, the Company now operates three GMP facilities in China that will house nine independent production lines with the capacity to host more than 200,000 individual cell sources.

In the next 12 months, we aim to accomplish the following, though there can be no assurances that we will be able to accomplish any of these goals:

●	Confirm the safety and tolerability profile of CBM-EGFR.1 in cholangiocarcinoma and NSCLC;
●	Explore the CBM-EGFR.1 opportunities in other solid tumor indications;
●	Seek early possibilities of conducting multi-center Phase IIb trials to validate the clinical activity from early CBM-EGFR.1 observation;
●	Confirm the safety and tolerability profile of CBM-CD20.1 targeting CD20 for NHL;
●	Explore the CBM-CD20.1 opportunities in other cancer indications;
●	Seek early possibilities of conducting multi-center Phase IIb trials to validate the clinical activity from early CBM-CD20.1 observation;
●	Evaluate potential partners to develop an immunohistochemistry based diagnostic assay to aid in the patient selection whenever needed;
●	Launch Phase II trials to explore the efficacy and safety of CD19 or CD20 CAR-T mono or combination therapies in chemo refractory/relapsing patients with hematological malignancies;
●	File new CAR-T and other patents;
●	Obtain approval for pending patents;
●	Evaluate the feasibility of sponsoring a multi-sites Phase I/II clinical study to support the New Drug Application (NDA) for the U.S. CD40LGVAX trial;
●	Evaluate feasibility of sponsoring a registration trial-like clinical study to support the New Drug Application (NDA) for an allogeneic haMPC Knee Osteoarthritis therapy (“Allo KOA”) study in the United States;
●	Complete preclinical GLP safety evaluation studies of haMPC for Asthma and Chronic Obstructive Pulmonary Disease (COPD);
●	Provide update on Cartilage Damage clinical study;
●	Develop preclinical package for allogeneic haMPC therapy for COPD/Asthma clinical trial;
●	Continue to seek advanced technologies to bolster our CAR-T China market position;
●	Bolster R&D resources to fortify our intellectual properties portfolio and scientific development;
●	File registration for our 2014 Stock Option Plan; and
●	Improve liquidity by registering the shares sold in previous private placements and further fortify our balance sheet by courting institutional investors.

For the years ended December 31, 2015, 2014 and 2013, we generated $2.5 million, $0.6 million and $0.2 million in revenue, respectively. The revenue since July 2014 is all from our technology consulting service. Before July 2014, our revenue was mainly from sales of A-Stromal™ enzyme reagent kits. We expect our biomedicine business to generate revenues primarily from immune therapy and the development of therapies for the treatment of KOA in the next three to four years.

Our operating expenses for year ended December 31, 2015 were in line with management’s plans and expectations. We incurred an increase in total operating expenses of approximately $10 million for the year ended December 31, 2015, as compared to the year ended December 31, 2014, which is primarily attributable to an increase in cost of sales in line with the revenue, option awards costs, professional service costs and increased input into expenditures for R&D projects.

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

Cellular Biomedicine Group Ltd. (Wuxi), license number 320200400034410 (the “WFOE”) is a wholly foreign-owned entity that is 100% owned by Cellular Biomedicine Group HK Limited.  This entity’s legal name in China is西比曼生物科技（无锡）有限公司, which directly translates to “Xi Biman Biological Technology (Wuxi) Co. Ltd.”  WFOE controls and holds ownership rights in the business, assets and operations of Cellular Biomedicine Group Ltd. (Shanghai) (“CBMG Shanghai”) through variable interest entity (VIE) agreements.  We conduct certain biomedicine business activities through WFOE, including lab kit production and research.

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

Eastbridge Investment Corporation (“Eastbridge Sub”), a Delaware corporation, is a wholly owned subsidiary of the Company.

Cellular Biomedicine Group VAX, Inc. (“CBMG VAX”), a California corporation, is a wholly owned subsidiary of the Company.

Variable Interest Entity (VIE) Agreements

Through our wholly foreign-owned entity and 100% subsidiary, Cellular Biomedicine Group Ltd. (Wuxi), we control and have ownership rights by means of a series of VIE agreements with CBMG Shanghai.  The following is a description of each of these VIE agreements:

Exclusive Business Cooperation Agreement.   Through the WFOE, we are a party to an exclusive business cooperation agreement dated September 17, 2012 with CBMG Shanghai, which provides that (i) the WFOE shall exclusively provide CBMG Shanghai with complete technical support, business support and related consulting services; (ii) without prior written consent of the WFOE, CBMG Shanghai may not accept the same or similar consultancy and/or services from any third party, nor establish any similar cooperation relationship with any third party regarding same matters during the term of the agreement; (iii) CBMG Shanghai shall pay the WFOE service fees as calculated based on the time of service rendered by the WFOE multiplying the corresponding rate, plus an adjusted amount decided by the board of the WFOE; and (iv) CBMG Shanghai grants to the WFOE an irrevocable and exclusive option to purchase, at its sole discretion, any or all of CBMG Shanghai’s assets at the lowest purchase price permissible under PRC laws.  The term of the agreement is 10 years, provided however the agreement may extended at the option of the WFOE. Since this agreement permits the WFOE to determine the service fee at its sole discretion, the agreement in effect provides the WFOE with rights to all earnings of the VIE.

Loan Agreement.  Through the WFOE, we are a party to a loan agreement with CBMG Shanghai, Cao Wei and Chen Mingzhe dated September 17, 2012, in accordance with which the WFOE agreed to provide an interest-free loan to CBMG Shanghai.  The term of the loan is 10 years, which may be extended upon written consent of the parties.  The method of repayment of CBMG Shanghai shall be at the sole discretion of the WFOE, including but not limited to an acquisition of CBMG Shanghai in satisfaction of its loan obligations.

Exclusive Option Agreement with Cao Wei.  Through the WFOE, we are a party to an option agreement with CBMG Shanghai and Cao Wei dated May 28, 2012, in accordance with which: (i) Cao Wei irrevocably granted the WFOE an irrevocable and exclusive right to purchase, or designate another person to purchase the entire equity interest in CBMG Shanghai as then held by him, at an aggregate purchase price to be determined; and (ii) any proceeds obtained by Cao Wei through the above equity transfer in CBMG Shanghai shall be used for the payment of the loan provided by the WFOE under the aforementioned Loan Agreement.

Exclusive Option Agreement with Chen Mingzhe.  Through the WFOE, we are a party to an exclusive option agreement with CBMG Shanghai and Chen Mingzhe dated May 28, 2012, under which: (i) Chen Mingzhe irrevocably granted the WFOE an irrevocable and exclusive right to purchase, or designate another person to purchase the entire equity interest in CBMG Shanghai for an aggregate purchase price to be determined; and (ii) any proceeds obtained by Chen Mingzhe through the above equity transfer in CBMG Shanghai shall be used for the payment of the loan provided by the WFOE under the aforementioned Loan Agreement.

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

Equity Interest Pledge Agreement with Cao Wei.  Through the WFOE, we are a party to an equity interest pledge agreement with CBMG Shanghai and Cao Wei dated May 28, 2012, in accordance with which: (i) Cao Wei pledged to the WFOE the entire equity interest he holds in CBMG Shanghai as security for payment of the consulting and service fees by CBMG Shanghai under the Exclusive Business Cooperation Agreement; (ii) Cao Wei and CBMG Shanghai submitted all necessary documents to ensure the registration of the Pledge of the Equity Interest with the State Administration for Industry and Commerce (“SAIC”), and the pledge became effective on January 24, 2013; (iii) on the occurrence of any event of default, unless it has been successfully resolved within 20 days after the delivery of a rectification notice by the WFOE, the WFOE may exercise its pledge rights at any time by a written notice to Cao Wei.

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

Our relationship with  our controlled VIE entity, CBMG Shanghai, through the VIE agreements, is subject to various operational and legal risks.  Management believes the Mr. Chen and Mr. Cao as record holders of the VIE’s registered capital have no interest in acting contrary to the VIE agreements.  However, if Mr. Chen and Cao as shareholders of the VIE entity were to reduce or eliminate their ownership of the registered capital of the VIE entity, or if Mr. Cao ceases to serve as a director and/or officer of the other CBMG entities, their interests may diverge from that of CBMG and they may seek to act in a manner contrary to the VIE agreements (for example by controlling the VIE entity in such a way that is inconsistent with the directives of CBMG management and the board; or causing non-payment by the VIE entity of services fees).  If such circumstances were to occur the WFOE would have to assert control rights through the powers of attorney and other VIE agreements, which would require legal action through the PRC judicial system.  While we believe the VIE agreements are legally enforceable in the PRC, there is a risk that enforcement of these agreements may involve more extensive procedures and costs to enforce, in comparison to direct equity ownership of the VIE entity.  We believe based on the advice of local counsel that the VIE agreements are valid and in compliance with PRC laws presently in effect.  Notwithstanding the foregoing, if the applicable PRC laws were to change or are interpreted by authorities in the future in a manner which challenges or renders the VIE agreements ineffective, the WFOE’s ability to control and obtain all benefits (economic or otherwise) of ownership of the VIE entity could be impaired or eliminated.   In the event of such future changes or new interpretations of PRC law, in an effort to substantially preserve our rights we may have to either amend our VIE agreements or enter into alternative arrangements which comply with PRC laws as interpreted and then in effect.

For further discussion of risks associated with the above, please see the section below titled “Risks Related to Our Structure.”

BIOMEDICINE BUSINESS

Our biomedicine business was founded in 2009 as a newly formed specialty biomedicine company by a team of seasoned Chinese-American executives, scientists and doctors. In 2010, we established a GMP facility in Wuxi, and in 2012 we established a U.S. Food and Drug Administration (“FDA”) GMP standard protocol-compliant manufacturing facility in Shanghai. In October 2015 , we opened a GMP facility in Beijing. Our focus has been to monetize the rapidly growing health care market in China by marketing and commercializing stem cell and immune cell therapeutics, related tools and products from our patent-protected homegrown and acquired cell technology, as well as by utilizing exclusively in-licensed and other acquired intellectual properties.

Our current treatment focal points are cancer and other degenerative diseases such as KOA, Asthma, COPD and Cartilage Defects.

Cancer. In the cancer field, our in-licensed Tumor Cell Target Dendritic Cell (“TC-DC”)  therapy utilizes dendritic cells that have been taught the unique "signature" of the patient's’ cancer, in order to trigger an effective immune response against cancer stem cells, the root cause of cancer metastasis and recurrence. Our TC-DC product candidate has successfully completed a U.S. FDA Phase II clinical trial for the treatment of Metastatic Melanoma at the Hoag Medical Center in California. We have a process to develop human embryo-derived motor neuronal precursor cells and human embryo-derived neuronal precursor cells with high purity levels, validated by synapse formation, and have shown functional innervation with human muscle cells.  Under applicable international reciprocity procedures we are utilizing data generated in a U.S. Phase II clinical trial in an analogous China-based Phase I/II Clinical Trial for the treatment of Hepatocellular Carcinoma (“HCC”), a major type of Liver Cancer. Management believes we will be able to leverage skin cancer data produced in ongoing trials in the U.S., and apply it toward advancing our product candidate for the treatment of liver cancer and other cancer-related indications.  As of December 31, 2013, we have completed the HCC Phase I trial.   With the advent of more advanced technologies in our portfolio, at present we do not plan on continuing the HCC trial.  And with the recent build-up of our Vaccine, Tcm, TCR clonality, CAR-T and anti-PD-1 technologies we plan to evaluate and prioritize our cancer clinical trial indications for commercialization using safe and most effective therapy or combination therapies. We announced results from our Phase I trial for certain of CAR-T cancer immunotherapy programs on March 25, May 21, and late September  2015. The Phase I trial data for the CD19, CD20 and CD30 and EGFR HER 1 constructs showed a positive response rate under controllable toxicities.

KOA.  In 2013, we completed a Phase I/IIa clinical trial, in China, for our Knee Osteoarthritis (“KOA”) therapy named ReJoinTM . The trial tested the safety and efficacy of intra-articular injections of autologous haMPCs in order to reduce inflammation and repair damaged joint cartilage. The 6-month follow-up clinical data showed ReJoinTM  therapy to be both safe and effective.

In Q2 of 2014, we completed patient enrollment for the Phase IIb clinical trial of ReJoin™ for KOA. The multi-center study has enrolled 53 patients to participate in a randomized, single blind trial. We published 48 weeks follow-up data of Phase I/IIa on December 5, 2014.  The 48 weeks data indicated that patients have reported a decrease in pain and a significant improvement in mobility and flexibility, while the clinical data shows our ReJoinTM regenerative medicine treatment to be safe.   We announced interim 24 week results for ReJoinTM on March 25, 2015 and  released positive Phase IIb 48 week follow-up data in January 2016, which shows the primary and secondary endpoints of ReJoin® therapy group having all improved significantly compared to their baseline, which has confirmed some of the Company’s Phase I/IIa results. .  Our ReJoinTM human adipose-derived mesenchymal progenitor cell (haMPC) therapy for KOA is an interventional therapy using proprietary device, process, culture and medium:

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

Cartilage Damage.  In January 2015, we  initiated patient recruitment to support a study, in China, of ReJoinTM human adipose derived mesenchymal progenitor cell (“haMPC”) therapy for Cartilage Damage (“CD”) resulting from osteoarthritis (“OA”) or sports injury. The study is based on the same science that has shown significant progress in the treatment of KOA. Both arthroscopy and the use of magnetic resonance imaging (“MRI”) will be deployed to further demonstrate the regenerative efficacy of ReJoinTM on CD. We announced interim Phase IIb trial results for our ReJoinTM haMPC therapy for KOA on March 25, 2015, which confirmed that the primary and secondary endpoints of ReJoin TM therapy groups have all improved significantly compared to their baseline. We released positive 48-week follow-up data in January 2016.

Asthma.  In Q1 of 2014, we began a pre-clinical study on haMPC therapy for asthma. The pre-clinical study, conducted by Shanghai First People’s Hospital, a leading teaching hospital affiliated with Shanghai Jiaotong University, will evaluate the safety and efficacy of haMPCs to treat severe asthma.

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

Regenerative medicine can be categorized into major subfields as follows:

●
Cell Therapy. Cell therapy involves the use of cells, whether derived from adults, third party donors or patients, from various parts of the body, for the treatment of diseases or injuries. Therapeutic applications may include cancer vaccines, cell based immune-therapy, arthritis, heart disease, diabetes, Parkinson’s and Alzheimer’s diseases, vision impairments, orthopedic diseases and brain or spinal cord injuries. This subfield also includes the development of growth factors and serums and natural reagents that promote and guide cell development.

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

The traditional cancer treatment includes surgery, chemotherapy, and radiation therapy. In the last decade, we witnessed a boom in targeted therapies including monoclonal antibody and small molecule therapies, such as Iressa and Tarciva that targets EGFR activating mutations in the NSCLC, Herceptin that treats breast cancer patients with HER2 overexpression, Crizotinib that targets NSCLC patients with positive ALK fusion gene.

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

The forecast is that in the United States, shipments of treatments with stem cells or instruments which concentrate stem cell preparations for injection into painful joints will fuel an overall increase in the use of stem cell based treatments and an increase to $5.7 billion in 2020, with key growth areas being Spinal Fusion, Sports Medicine and Osteoarthritis of the joints.

According to data published in the executive summary of the 2014 New York Stem Cell Summit Report, the U.S. specific addressable market in KOA is $83 million, estimated to grow to $1.84 billion by 2020.  It is forecast that within the Orthopedic Stem Cell Market, cartilage repair in 2014 will be 23% ($77 million) and will rise to 56% ($1.7 billion) by 2020.  According to International Journal of Rheumatic Diseases, 2011 there are over 57 million people with KOA in China. There are about 1,000 newborns with Spinal Muscular Atrophy Type I (“SMA-I”) disease in China annually. The median life span of these children is less than 6 months. Adult incidence is approximately 2 million in China.

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

We are developing our business in cell therapeutics and capitalizing on the increasing importance and promise that adult stem cells have in regenerative medicine. Our most advanced candidate involves adipose-derived mesenchymal stem cells to treat KOA. Based on current estimates, aside from AG’s budding Tcm technical service revenue, we expect our biomedicine business to generate revenues primarily through the development of therapies for the treatment of KOA within the next three to four years.

Presently we have two autologous cell therapy candidates undergoing clinical trials in China, for the treatment of KOA and CD. If and when these therapies gain regulatory approval in the PRC, we will be able to market and offer them for clinical use. Although our biomedicine business is relatively new, our technologies have been in development for decades, and our focus is on the latest translational stages of product development, principally from the pre-clinical trial stage to regulatory approval and commercialization of new therapies.

Our strategy is to develop safe and effective cellular medicine therapies for indications that represent a large unmet need in China, based on technologies developed both in-house and obtained through acquisition, licensing and collaboration arrangements with other companies. Our near term objective is to pursue successful clinical trials in China for our KOA application, followed by our CD and Asthma therapies.  We intend to utilize our comprehensive cell platform to support multiple cell lines to pursue multiple therapies, both allogeneic and autologous. We intend to apply U.S. Standard Operating Procedures ("SOPs") and protocols while complying with Chinese regulations, while owning, developing and executing our own clinical trial protocols. We plan to establish domestic and international joint ventures or partnerships to set up cell laboratories and/or research facilities, acquire technology or in-license technology from outside of China, and build affiliations with hospitals, to develop a commercialization path for our therapies, once approved. We intend to use our first-mover advantage in China, against a backdrop of enhanced regulation by the central government, to differentiate ourselves from the competition and establish a leading position in the China cell therapeutic market.  We also intend to out-license our technologies to interested parties and are exploring the feasibility of a U.S. allogeneic KOA clinical study with the FDA.

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

In order to expedite fulfillment of patient treatment CBMG has been actively developing technologies and products with a strong intellectual properties protection, including haMPC, derived from fat tissue, for the treatment of KOA, CD, Asthma, COPD and other indications. CBMG’s acquisition of AG provides an enlarged opportunity to expand the application of its cancer therapy-enabling technologies and to initiate clinical trials with leading cancer hospitals.  With the AG acquisition, we will continue to seek to empower hospitals' immune cell cancer therapy development programs that help patients improve their quality of life and improve their survival rate.

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

The protocols of haMPC therapy for KOA and CD have been approved by the hospitals’ Institutional Review Board for clinical trials. Once the trials are completed, the clinical data will be analyzed by a qualified third party statistician and reports will be filed by the hospitals to regulatory agencies for approval for use in treating patients.

CBMG has three cGMP facilities in Beijing, Shanghai and Wuxi, China that meet international standards and have been certified by the CFDA. In any precision setting, it is vital that all controlled-environment equipment meet certain design standards. To achieve this goal, our Shanghai cleanroom facility underwent an ISO-14644 cleanroom certification. Additionally, our facilities have been certified to meet the ISO-9001 Quality Management standard by SGS Group, and accredited by the American National Bureau of Accreditation (“ANBA”). These cGMP facilities make CBMG one of the few companies in China with facilities that have been certified by US- and European-based, FDA authorized ISO accreditation institutions.

In total, our cGMP facilities have over 23,000 sq. ft. of cleanroom space with the capacity for nine independent cell production lines.

Most importantly, our most experienced team members have more than 30 years of relevant experience in China, EU, and the United States. All of these factors make CBMG a high quality cell products manufacturer in China.

Our Targeted Indications and Potential Therapies

Knee Osteoarthritis (KOA)

We completed the Phase I/IIa clinical trial for the treatment of KOA. The trial tested the safety and efficacy of intra-articular injections of autologous haMPCs in order to reduce inflammation and repair damaged joint cartilage. The 6-month follow-up clinical data showed ReJoin TM  therapy to be both safe and effective.

In the second quarter of 2014, we completed patient enrollment for the Phase IIb clinical trial of ReJoinTM for KOA. The multi-center study has enrolled 53 patients to participate in a randomized, single blind trial. We published 48 weeks follow-up data of Phase I/IIa on December 5, 2014.  The 48 weeks data indicated that patients have reported a decrease in pain and a significant improvement in mobility and flexibility, while the clinical data shows our ReJoinTM regenerative medicine treatment to be safe. We announced positive Phase IIb 48-week follow-up data in January 2016.

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

We believe our immuno-oncology platform is different from other current trials and studies being conducted in the marketplace.  Our CAR-T platform is built on well-studied lenti-virial vector and second generation CAR design, this is used by most of the current trials and studies. We modify our treatment protocols to optimize the balance of safety and efficacy. For example, our patients received relatively lower number of CAR-expressing T cells (1e7/kg) compared to those enrolled in other trials. This is especially important for clinical trials conducted in solid tumors. We believe our design is unique in the leading sequence in our CAR constructs, and we are focusing our effort on developing CAR-T therapies for both hematological tumors and solid tumors.

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

We believe that it is more difficult to treat solid tumors.  The patients are more heterogenous, making it difficult to have one drug to work effectively in the majority of the patients in any cancer indication.  We believe the duration of response is shorter and patients are likely to relapse even after initial positive clinical response.  We believe that CAR-T therapy can successfully treat hematopoietic cancers because the therapy can deplete all B cells or T cells including normal and cancer cells in leukemia and lymphoma. When the stem cells are not targeted these stem cells can regenerate normal B and T cells. In contrast, effective tumor specific antigens found to be less to target in solid tumors.  When the drugs kill tumor cells, they also kill the normal cells to a certain degree, leading to different degrees of toxicity.  We believe that generally this has been the reason for disappointing toxicity data from CAR-T treatment in solid tumors.  In conjunction with optimizing our protocol and production procedures, we plan to work with PLAGH to validate our initial success with treating solid tumors by expanding the study to confirm early safety and efficacy signal. We plan to move the CAR-T studies into multi center, phase 2b trials in China in a timely manner.

In September 2015 we released the first report of encouraging safety and early signal of clinical activity of EGFR CAR-T therapy in multiple indications of solid tumors with overexpression of EGFR. Although there are many promising data of CAR-T therapies in hematological cancer out in the field comprised of pediatric and adult B-ALL, NHL and HL, the CAR-T data in solid tumors is underwhelming. We believe our data provide support to allow the scientific community to believe that there is potential for CAR-T therapy in solid tumor indications as well.

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

Cancer vaccine holds potential in combination with other effective therapies. For example, Boehringer Ingleheim is partnering with CureVac http://www.curevac.com/ to develop mRNA based vaccine in combination with EGFR and HER2 TKI in advanced NSCLC patients with EGFR mutation.  Our acquired CD40LGVAX has a CD40L and a GMCSF component. It recognizes NSCLC adenocarcinoma antigens.  For adenocarcinoma NSCLC, anti-PD1 therapy, Nivolumab and Keytruda from Bristol Meyer Squibb and Merck respectively have shown promising clinical activity in PDL1 IHC positive patients.  The PDL1 negative patient population, which comprises about 2/3 of the NSCLC population, still has significant unmet medical needs.  The early phase 1 data for CD40LGVAX, showed some early signal that it might have survival benefit in adenocarcinoma NSCLC. We plan to evaluate the potential of PD1 and CD40LGVAX combo in an expanded patient population.  We plan to also evaluate the potential of alternative biomarker’s enrichment that might respond to the CD40LGVAX combination therapy.

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

Our strategy is, through the acquisition of AG and the technologies and pre-clinical and clinical data of University of the South Florida and PLAGH, to become an immune cell business leader in the China cancer therapy market and specialty pharmaceutical market by utilizing CBMG’s attractiveness as a NASDAQ listed company to consolidate key China immune cell technology leaders with fortified intellectual property and ramp up revenue with first mover’s advantage in a safe and efficient manner.  The Company plans to accelerate cancer trials by using the knowledge and experience gained from the Company’s ongoing KOA trials and the recent Tcm, CAR-T and PD-1 technologies.   China has a bifurcated cell regulatory pathway, which is different than the singular path in the United States.  Immune cell therapy is treated in China as a Class III medical technology and requires a smaller-scale trial and shorter trial period.  By applying U.S. SOP and protocols and following authorized treatment plans in China, we believe we are differentiated from our competition as we believe we have first mover’s advantage and a fortified barrier to entry.  In addition, we began to review the feasibility of performing synergistic U.S. clinical studies.

Intellectual Property

We have built our intellectual property portfolio with a view towards protecting our freedom of operation in China within our specialties in the cellular biomedicine field. Our portfolio contains patents, trade secrets, and know-how. Our technology can be grouped based on origin of progenitor or stem cells into adipose, umbilical cord, bone marrow and embryo.

The production of stem cells for therapeutic use requires the ability to purify and isolate these cells to an extremely high level of purity. Accordingly, our portfolio is geared toward protecting our proprietary process of purification, cell processing and related steps in stem cell production. The combination of our patents and trade secrets protects various aspects of our cell line production methods and methods of use, including methods of purification, extraction, freezing, preservation, processing and use in treatment.

For our haMPC therapy:

●
We believe our intellectual property portfolio for haMPC is well-built and abundant. It covers aspects of adipose stem cell medicine production, including acquisition of human adipose tissue, preservation, and storage, tissue, processing, stem cell purification, expansion, and banking, formulation for administration, and administration methods.

●
Our portfolio also includes adipose derived cellular medicine formulations and their applications in the potential treatment of degenerative diseases and autoimmune diseases, including osteoarthritis, rheumatoid arthritis, as well as potential applications to anti-aging.

●	Our haMPC intellectual property portfolio:

°	provides coverage of all steps in the production process;
°	enables achievement of high yields of Stromal Vascular Fraction (SVF), i.e. stem cells derived from adipose tissue extracted by liposuction;
°	makes adipose tissue acquisition convenient and useful for purposes of cell banking; and
°	employs preservation techniques enabling long distance shipment of finished cell medicine products.

For our Tcm, CAR-T and PD-1 cancer immune cell therapy:

●
Our recent amalgamation of technologies from AGand PLAGH in the cancer cell therapy is comprehensive and well-rounded.  It comprises of T cell clonality, Chimeric Antigen Receptor T cell (CAR-T) therapy, its recombinant expression vector CD19, CD20, CD30 and Human Epidermal Growth Factor Receptor's (EGFR or HER1) Immuno-Oncology patents applications, several preliminary clinical studies of various CAR-T constructs targeting CD19-positive acute lymphoblastic leukemia, CD20-positive lymphoma, CD30-positive Hodgkin's lymphoma and EGFR-HER1-positive advanced lung cancer, and Phase I/II clinical data of the aforementioned therapies and manufacturing knowledge.

In addition, our intellectual property portfolio covers various aspects of other therapeutic categories including umbilical cord-derived huMPC therapy, bone marrow-derived hbMPC therapy.

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

Patents

The following is a brief list of our patents as of December 31, 2015, patent applications and work in process:

	China Patents	U.S. Patents	EU Patents	Other International Patents	PCT

Work in Process	6	-	-	-	-
Patents Filed, Pending	23	2	2	2	4
Granted	18	1	-	-	-
Total	47	3	2	2	4

Generally, our patents cover technology, methods, design and composition of and relating to medical device kits used in collecting autologous cell specimens, cryopreservation of cells, purification, use of stem cells in a range of potential therapies, adipose tissue extraction, cell preservation and transportation, gene detection and quality control.

Manufacturing

We manufacture stem cells for purposes of our own research, testing and clinical trials, however we are equipped to scale up and reproduce our manufacturing capacity to meet any future needs relating to commercial production.  CBMG has two GMP clean-room facilities in Shanghai and Wuxi, China that meet international standards and have been certified by the Chinese CFDA. Our facilities are operated by a manufacturing and technology team with more than 30 years of relevant experience in China, EU, and the U.S.

In any precision setting, it is vital that all controlled-environment equipment meet certain design standards. To achieve this goal, our Shanghai cleanroom facility undergoes a top-to-bottom yearly calibration and validation, and has received and maintained an equivalent ISO-14644 cleanroom certification. Additionally, our facilities have been certified to meet the ISO-9001 Quality Management standard by SGS Group, and accredited by the ANBA. These GMP facilities make CBMG the only company in China with facilities that have been certified by US- and Europe-based, FDA-authorized ISO accreditation institutions.

In November, 2015 we added a new state-of-the-art facility in the PKUCare Industrial Park, Changping District, Beijing, China. Eight hundred square meters of the 1,400 square meter site has been equipped with four independent production lines to support clinical batch production and commercial scale manufacturing. Designed and built to GMP standards, the facility has been certified by the Beijing Institute for Drug Control, accredited bodies of the China National Accreditation Service (CNAS) and China Metrology Accreditation (CMA). With this expansion into Beijing, the Company now operates three GMP facilities in Beijing, Shanghai and Wuxi.  Our facilities house a total of nine independent production lines with the capacity to host more than 200,000 individual cell sources.

We have built cell preparation and inspection laboratories that enable the following mode of human body immune cell in-vitro culture service to be provided: make cell preparation for human body venous blood samples, after completion of the cell preparation, deliver the immune cell agents to the customer; and provide immune function evaluation for the patients in Jilin and several other hospitals in China.

Planned Capital Expenditures

We believe we can expand our cryogenic storage capacity in the near term but may require additional cell lines to handle growing demand anticipated in the next few years. We duplicate the adipose cell storage between our Wuxi and Shanghai facilities for geographical diversification and risk mitigation. We might equip additional facilities according to future demands.

Competition

Many companies operate in the cellular biomedicine field.  In 2010, the FDA approved the first cell therapy for Dendreon Corporation to apply an autologous cellular immunotherapy for the treatment of a certain type of prostate cancer.  In May 2012 the Canadian authorities approved the first stem cell drug and granted Osiris Therapeutics’ manufactured stem cell product for use in the pediatric graft-versus-host disease.  To date there are over thirty publicly listed and several private cellular biomedicine focused companies outside of China with varying phases of clinical trials addressing a variety of diseases.  We compete with these companies in bringing cellular therapies to the market.  However, our focus is to develop a core business in the China market.  This difference in focus places us in a different competitive environment from other western companies with respect to fund raising, clinical trials, collaborative partnerships, and the markets in which we compete.

The PRC central government has a focused strategy to enable China to compete effectively in certain designated areas of biotechnology and the health sciences.  Because of the aging population in China, China’s Ministry of Science and Technology (“MOST”) has targeted stem cell development as high priority field, and development in this field has been intense in the agencies under MOST.  For example, the 973 Program has funded a number of stem cell research projects such as differentiation of human embryonic germ cells and the plasticity of adult stem cells.  Currently China has a highly fragmented cellular medicine landscape.  Shenzhen Beike Biotechnology Co. Ltd. (“Beike”) and Union Stem Cell & Gene Engineering Co., Ltd. (“Union Stem Cell”) are two large stem cell companies in China.  To the best of our knowledge, none of the Chinese companies are utilizing our proposed international manufacturing protocol and our unique technologies in conducting what we believe will be fully compliant CFDA-sanctioned clinical trials to commercialize cell therapies in China.  Our management believes that it is difficult for most of these Chinese companies to turn their results into translational stem cell science or commercially successful therapeutic products using internationally acceptable standards.

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

Our primary competitors in the field of stem cell therapy for osteoarthritis, and other indications include Beike, Cytori Therapeutics Inc., TiGenix NV, NeoStem, Inc. and others.  Among our competitors, to our knowledge, the only ones based in and operating in Greater China are Beike, Lorem Vascular, which has partnered with Cytori to commercialize Cytori Cell Therapy for the cardiovascular, renal and diabetes markets in China and Hong Kong, and OLife Bio, a Medi-Post Joint Venture who plans to initiate clinical trial in China in 2016.  Our primary competitors in the field of cancer immune cell therapies include pharmaceutical, biotechnology companies such as Northwest Biotherapeutics, Inc., Juno Therapeutics, Inc., Kite Pharma, Inc., CARSgen, Sorrento Therapeutics, Inc. and others.  Among our competitors, the ones based in and operating in Greater China are BeiGene, Limited, CARsgen and China Oncology Focus Limited, which has licensed Sorrento’s anti-PD-L1 monoclonal antibody for Greater China. Other western big pharma and biotech companies in the cancer immune cell therapies space are starting to make inroads into China by partnering or seeking to partner with local companies.

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

Some of our targeted disease applications may compete with drugs from traditional pharmaceutical or Traditional Chinese Medicine companies.  We believe that our chosen targeted disease applications are not effectively in competition with the products and therapies offered by traditional pharmaceutical or Traditional Chinese Medicine companies.

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

Employees

As of December 31, 2015, the total enrollment of full time employees of CBMG is 126. Among these 126 professionals, 17 have PhD degrees, 40 have postgraduate degrees and 55 have undergraduate degrees.  In other words, 89% of our employees are highly educated. As a biotech company, 98 out of our 126 employees own medical or biological scientific credentials and qualifications.

Facilities

Our corporate headquarters are located at 19925 Stevens Creek Blvd., Suite 100 in Cupertino, California. We currently pay rent in the amount of $1,270 per month. In addition, we lease an aggregate of approximately 46,000 square feet of space to house our administration, research and manufacturing facilities in Maryland, US, Wuxi, Beijing and Shanghai, China, and pay rent of approximately $74,000 per month for these facilities.  We intend to expand our GMP facility in Wuxi in 2016 with an aggregate 22,862 square feet of space. As a result, annual rental cost is expected to be raised by $78,000.

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

Pursuant to the Corporate Income Tax Law of the PRC, all of the Company’s PRC subsidiaries are liable to PRC CIT at a rate of 25% except for Cellular Biomedicine Group Ltd. (Shanghai) (“CBMG Shanghai”). According to Guoshuihan 2009 No. 203, if an entity is certified as an “advanced and new technology enterprise”, it is entitled to a preferential income tax rate of 15%. CBMG Shanghai obtained the certificate of “advanced and new technology enterprise” dated October 30, 2015 with an effective period of three years and the provision for PRC corporate income tax for CBMG Shanghai is calculated by applying the income tax rate of 15% in 2015 (2014: 25%; 2013: 25%).

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

In December 2011, the PRC central government declared a national moratorium which prevents any company from actually marketing and implementing cell therapies, while the central government considers and constructs a new set of rules and determines lines of authority among government agencies to regulate this new industry. We note however, that the moratorium appears to apply to cell therapeutics, and not immunotherapy, which may not necessarily affect the development of our cancer therapy candidate. We also note that the moratorium bars marketing and implementation of products, treatments and therapies, but does not prevent the advancement of research, studies or development of potential products, treatments or therapies. Accordingly, we interpret the moratorium as a bar on marketing and use, but not a prohibition on conducting clinical trials, although we believe the practical effect of the moratorium has been to temporarily slow or halt applications for new clinical trials based on stem cell technology. Furthermore, in the first quarter of 2013 the MOH formally accepted our clinical trial applications for KOA.

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

On August 21, 2015, China’s National Health and Family Planning Commission issued the nation’s first-ever trial regulation over the stem cell therapy.  The regulation stipulates only top level stated-owned hospitals can be candidates and become eligible for the clinical trial after passing special evaluations by health authorities.  The specific list of authorized hospitals has not been published.  Researchers who want to do clinical studies will need to register with the health ministry with documentation showing that there are sufficient animal studies to support trials in humans and that they are using certified cell lines verified by independent evaluation.  We believe that the hospitals where we have conducted clinical studies will be included in the list of authorized hospitals or can become eligible after passing special evaluations by health authorities.  We believe our animal studies documentation will be approved to support trials in humans.  We also believe that our cell lines will be accepted by the health authorities.

Borrowing from U.S. clinical trial protocols and practices, CBMG has collected patient’s informed consents, documented research protocols, and has assembled a well-qualified team of specialists and principal investigators. CBMG is prepared to submit information concerning the production of the investigational stem cell products from our CFDA- and ISO-certified facility in Shanghai.

We believe our operations are structured and prepared to meet the highest regulatory standards applied worldwide across our industry, and accordingly we believe CBMG is well-positioned to become a leading stem cell clinical trial sponsor within China. We also believe that the PRC government’s move toward more stringent regulatory standards raised the barriers to entry for our industry, and provide advantages to certain firms including ours which are capable of meeting elevated standards. However, we cannot predict the exact impact the August 2015 regulation may have on our business. Nonetheless, we are continuing to advance our work relating to our KOA and Cartilage Defect clinical trials.

PRC Operating Licenses

Our business operations in China are subject to customary regulation and licensing requirements under regulatory agencies including the local Administration for Industry and Commerce, General Administration of Quality Supervision, Inspection and Quarantine, and the State Administration of Taxation, for each of our business locations. Additionally, our clean room facilities and the use of reagents is also regulated by local branches of the Ministry of Environmental Protection. We are in good standing with respect to each of our business operating licenses.

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

Dispositions of Client Shares

Among the shares received by EastBridge Sub as compensation for services, as of December 31, 2015, the Company had sold 200,000 shares of Wonder International Education and Investment Group Corporation/Wenda Education on the open market.

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

We are a company with a limited operating history and have incurred substantial losses and negative cash flow from operations through the year ended December 31, 2015. Our cash flow from operations may not be consistent from period to period, our biomedicine business has not yet generated substantial revenue, and we may continue to incur losses and negative cash flow in future periods, particularly within the next several years.

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

If we are unable to comply with China’s National Health and Family Planning Commission’s new stem cell regulations, we could lose certain important prior clinical studies that are material to continuing our operations and our future prospects.

Our ability to generate significant product revenue is highly dependent on our ability to obtain regulatory approval of and successfully commercialize one or more of our stem cell clinical studies in China. On August 21, 2015, China’s National Health and Family Planning Commission issued the nation’s first-ever trial regulation over the stem cell therapy. The regulation stipulates only top level stated-owned hospitals can be candidates and become eligible for the clinical trial after passing special evaluations by health authorities. The specific list of authorized hospitals has not been published. Researchers who want to do clinical studies will need to register with the health ministry with documentation showing that there are sufficient animal studies to support trials in humans and that they are using certified cell lines verified by independent evaluation. We do not know if the hospitals where we have conducted clinical studies will be included in the list of authorized hospitals or can become eligible after passing special evaluations by health authorities. We do not know if our animal studies documentation will be approved to support trials in humans. We also do not know if our cell lines will be accepted by the health authorities. These factors could adversely affect the timing of the clinical trials, the timing of receipt and reporting of clinical data, the timing of Company-sponsored IND filings, and our ability to conduct future planned clinical trials, and any of the above could have a material adverse effect on our business.

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

Our recently acquired technology platforms, including our CAR-T, PD1, whether preclinical or clinical, and the cancer vaccine technologies are new approaches to cancer treatment that present significant challenges.

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

Our near term ability to generate significant product revenue is dependent on the success of one or more of our CD19, CD22, CD30 and HER1, as well as CD40GVAX product candidates, each of which are at an early-stage of development and will require significant additional clinical testing before we can seek regulatory approval and begin commercial sales.

Our near term ability to generate significant product revenue is highly dependent on our ability to obtain regulatory approval of and successfully commercialize one or more of our CD19, CD20, CD30 and HER1, as well as CD40GVAX product candidates. All of these products are in the early stages of development, have been tested in a relatively small number of patients, and will require additional clinical and nonclinical development, regulatory review and approval in each jurisdiction in which we intend to market the products, substantial investment, access to sufficient commercial manufacturing capacity, and significant marketing efforts before we can generate any revenue from product sales. Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must conduct extensive clinical studies to demonstrate the safety, purity, and potency of the product candidates in humans. We cannot be certain that any of our product candidates will be successful in clinical studies and they may not receive regulatory approval even if they are successful in clinical studies.

If our products, once developed, encounter safety or efficacy problems, developmental delays, regulatory issues, or other problems, our development plans and business could be significantly harmed. Further, competitors who are developing products with similar technology may experience problems with their products that could identify problems that would potentially harm our business.

Third parties have sponsored and conducted all clinical trials of our CD19, CD20, CD30 and HER1, as well as the CD40GVAX vaccine product candidates so far, and our ability to influence the design and conduct of such trials has been limited. We plan to assume control over future clinical and regulatory development of the CD19, CD20, CD30 and HER1, and may do so for other product candidates, which will entail additional expenses and may be subject to delay. Any failure by a third party to meet its obligations with respect to the clinical and regulatory development of our product candidates may delay or impair our ability to obtain regulatory approval for our products and result in liability for our company.

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

Outside scientists and their third-party research institutions on whom we rely for research and development and early clinical testing of our product candidates may have other commitments or conflicts of interest, which could limit our access to their expertise and harm our ability to leverage our technology platform.

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

We operate in the highly technical field of development of regenerative and immune cellular therapies. In addition to patents, we rely in part on trademark, trade secret and protection to protect our intellectual properties comprised of proprietary know how, technology and processes. However, trade secrets are difficult to protect. We have entered and expect to continue to enter into confidentiality and intellectual property assignment agreements with our most employees, consultants, outside scientific collaborators, sponsored researchers, affiliates and other advisors. These agreements generally require that the other party keep confidential and not disclose to third parties all confidential information developed by the party or made known to the party by us. These agreements may also provide that inventions conceived by the party in the course of rendering services to us will be our exclusive property. However, these agreements may be difficult to enforce, or can be breached and may not effectively protect our intellectual property rights.

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

PRC intellectual property law requires us to compensate our employees for the intellectual property that they may help to develop.

We have entered and expect to continue to enter into confidentiality and intellectual property assignment agreements with most of our employees, consultants, outside scientific collaborators, sponsored researchers, affiliates and other advisors. These agreements generally require that the other party keep confidential and not disclose to third parties all confidential information developed by the party or made known to the party by us. These agreements may also provide that inventions conceived by the party in the course of rendering services to us will be our exclusive property. However, these agreements may be difficult to enforce, or can be breached and may not effectively protect our intellectual property rights.

The PRC laws codify a “reward/award” policy which entitles employees to certain levels of compensation and bonus from their service invention-creations for which their employers filed for patent protection. In the absence of any contractual understanding, the Implementing Rules of the Patent Law require a minimum compensation and bonus to such employees as below: bonus: (i) for each invention patent, a one-time reward of no less than 3,000 RMB, or (ii) for each utility model or design patent, a one-time reward of no less than 1,000 RMB, and compensation: (i) for each invention patent and utility model, at least 2% of annual operating profits derived from the use of the patent, (ii) for each design patent, at least 0.2% of annual operating profits derived from the use of the design patent, and (iii) at least 10% of royalties received from the licensing the patent to a third party.

Although our bylaws allow for us to issue bonuses to our employees, we have not contractually limited the amount of compensation that we may pay them for filing patents for their ideas, developments, discoveries or inventions. As such, should any of our employees and consultants who have not contractually agreed otherwise seek to enforce these rights, we may be required to pay the statutorily mandated minimum to our employees as required by this law. Our product candidates are still in the clinical trial stage and as of the date of this annual report, we have not derived any revenue from our product-related patents. However, if and when we commercialize our product candidates or therapies, or if we are required to pay our employees any compensation for patents relating to our technical services, such compensation could be substantial and may harm our business prospects, financial condition and results of operations.

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

We are exposed to general liability, non-clinical and clinical liability risks which could place a substantial financial burden upon us, should lawsuits be filed against us.

Our business exposes us to potential liability risks that are inherent in the testing, manufacturing and marketing of our therapies and product candidates. We expect that such claims are likely to be asserted against us at some point. In addition, the use in our clinical trials of our therapies and products and the subsequent sale of these therapies or product candidates by us or our potential collaborators may cause us to bear a portion of or all product liability risks. We currently have $3.4 million in insurance coverage relating to inventory, property plant and equipment and office premises. The Company also purchased in insurance covering personal injury, medical expenses and several clinical trials.  However, any claim under such insurance policies may be subject to certain exceptions, and may not be honored fully, in part, in a timely manner, or at all, and may not cover the full extent of liability we may actually face. Therefore, a successful liability claim or series of claims brought against us could have a material adverse effect on our business, financial condition and results of operations.

We currently have no product marketing and sales organization and have no experience in marketing such products. If we are unable to establish product marketing and sales capabilities or enter into agreements with third parties to market and sell our product candidates, we may generate less product revenue than expected.

We currently have no product sales, marketing or distribution capabilities and have no experience in marketing products. We intend to develop an in-house product marketing organization and sales force, which will require significant capital expenditures, management resources and time. We will have to compete with other pharmaceutical and biotechnology companies to recruit, hire, train and retain marketing and sales personnel.

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

Regulation of the medical field in China including pharmaceuticals, medical technologies, and medical practice, is relatively new and less established compared to the U.S. and in many other countries. In addition, the practice of and research relating to cell therapeutics has emerged in China very recently, and the government has not yet decided how the industry shall be regulated. Accordingly, we expect that the regulatory environment in China will be comparatively less predictable, and if the government changes any of its policies relating to our industry, or changes in the manner in which rules are applied or interpreted, our commercialization process may be disrupted or delayed, which would adversely affect our results and prospects.

Coverage and reimbursement may be limited or unavailable in certain market segments for our product candidates, which could make it difficult for us to sell our product candidates profitably.

Successful sales of our product candidates, if approved, depend on the availability of adequate coverage and reimbursement from third-party payers. In addition, because our product candidates represent new approaches to the treatment of cancer, we cannot accurately estimate the potential revenue from our product candidates.

Patients who are provided medical treatment for their conditions generally rely on third-party payers to reimburse all or part of the costs associated with their treatment. Adequate coverage and reimbursement from governmental healthcare programs and commercial payers is critical to new product acceptance. In China, government authorities decide which drugs and treatments they will cover and the amount of reimbursement. Obtaining coverage and reimbursement approval of a product from a government or other third-party payer is a time-consuming and costly process that could require us to provide to the payer supporting scientific, clinical and cost-effectiveness data for the use of our products. Even if we obtain coverage for a given product, the resulting reimbursement payment rates might not be adequate for us to achieve or sustain profitability or may require co-payments that patients find unacceptably high. Patients are unlikely to use our product candidates unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost of our product candidates.  If we obtain approval in one or more jurisdictions outside of China for our product candidates, we will be subject to rules and regulations in those jurisdictions. In some foreign countries, particularly those in the EU, the pricing of biologics is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after obtaining marketing approval of a product candidate. In addition, market acceptance and sales of our product candidates will depend significantly on the availability of adequate coverage and reimbursement from third-party payers for our product candidates and may be affected by existing and future health care reform measures.  The continuing efforts of the government, insurance companies, managed care organizations and other payers of healthcare services to contain or reduce costs of healthcare and/or impose price controls may adversely affect:

●	the demand for our product candidates, if we obtain regulatory approval;
●	our ability to set a price that we believe is fair for our products;
●	our ability to generate revenue and achieve or maintain profitability;
●	the level of taxes that we are required to pay; and
●	the availability of capital.

Any reduction in reimbursement from any government programs may result in a similar reduction in payments from private payers, which may adversely affect our future profitability.

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

We may be unable to attract or retain key employees for our business if our share-based or other compensation programs cease to be viewed as competitive and valuable benefits.

To be competitive, we must attract, retain, and motivate executives and other key employees. Hiring and retaining qualified executives, scientists, technical staff, and professional staff are critical to our business, and competition for experienced employees can be intense. To help attract, retain, and motivate key employees, we use share-based and other performance-based incentive awards such as stock options, restricted stock units (RSUs) and cash bonuses. If our share-based or other compensation programs cease to be viewed as competitive and valuable benefits, our ability to attract, retain, and motivate key employees could be weakened, which could harm our results of operations.

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

Given the specialized nature of cell therapy and the fact that it is a young field, there is an inherent scarcity of experienced personnel in the field. The Company is substantially dependent on the skills and efforts of current senior management, as well as recently acquired AG management and personnel, for their management, operations and the implementation of their business strategy. As a result of the difficulty in locating qualified new management, the loss or incapacity of existing members of management or unavailability of qualified management or as replacements for management who resign or are terminated could adversely affect the Company’s operations. The future success of the Company also depends upon our ability to attract and retain additional qualified personnel (including medical, scientific, technical, commercial, business and administrative personnel) necessary to support our anticipated growth, develop our business, perform our contractual obligations to third parties and maintain appropriate licensure, on acceptable terms. There can be no assurance that we will be successful in attracting or retaining personnel required by us to continue to grow our operations. The loss of a key employee, the failure of a key employee to perform in his or her current position or our inability to attract and retain skilled employees, as needed, could result in our inability to grow our biomedicine business or implement our business strategy, or may have a material adverse effect on our business, financial condition and operating results.

We may fail to successfully integrate our acquired businesses, operations and assets in the expected time frame, which may adversely affect the combined company’s future results.

We believe that our recent acquisitions, including our CAR-T, PD1, and VAX technologies, will result in certain benefits, including certain manufacturing, sales and distribution and operational efficiencies.  However, to realize these anticipated benefits, our existing business and the acquired technologies must be successfully combined.  We may be unable to effectively integrate the acquired technologies into our organization, make the acquired technologies profitable, and may not succeed in managing the acquired technologies.  The process of integration of an acquired technologies may subject us to a number of risks, including:

●	Failure to successfully manage relationships with hospitals, patients and suppliers;
●	Demands on management related to the increase in complexity of the company after the acquisition;
●	Diversion of management and scientists’ attention;
●	Potential difficulties integrating and harmonizing large scale multi-site clinical trials;
●	Difficulties in the assimilation and retention of employees;
●	Exposure to legal claims for activities of the acquired technologies; and
●	Incurrence of additional expenses in connection with the integration process.

If the acquired technologies is not successfully integrated into our company, our business, financial condition and results of operations could be materially adversely affected, as well as our professional reputation.  Furthermore, if we are unable to successfully integrate the acquired technologies, or if there are delays in implementing clinical trials using the acquired technologies, the anticipated benefits of the acquisition may not be realized fully or at all or may take longer to realize than expected.  Successful integration of the acquired technologies will depend on our ability to manage large scale cancer clinical trials and to realize opportunities in monetizing these technologies.

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

In the second quarter of 2014, we completed patient enrollment for the Phase IIb clinical trial of ReJoinTM for KOA. We published the Phase IIb 48 week data in January 2016.  In January 2015, we initiated patient recruitment to support a study of ReJoinTM human adipose derived mesenchymal progenitor cell (haMPC) therapy for Cartilage Damage (CD) resulting from osteoarthritis (OA) or sports injury.  We have also launched pre-clinical study on COPD in October 2014.

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

During the year ended December 31, 2015, we believe we have made improvements in our internal control and have remediated the deficiencies identified in 2014.  In the event that future material weaknesses are identified, we will attempt to employ qualified personnel and adopt and implement policies and procedures to address any material weaknesses we identify. However, the process of designing and implementing effective internal controls is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company.

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

Our profitability may be adversely affected by the risks in obtaining a return on some or all of our investment in portfolio stock, which comprise 11% of our assets.

A substantial portion of our assets are comprised of securities we received as compensation for services through our legacy consulting business, by which we acquired certain shares of stock in the companies we advised.  These shares are not traded on any national exchange or marketplace and therefore are highly illiquid, and it is uncertain if an active market for such securities will ever develop. Additionally, some of these companies have or may in the future fail to comply with their obligations under the Securities Act or the Exchange Act, which may affect our ability to sell such securities to satisfy our working capital needs and other liquidity requirements.  Even assuming we can sell the securities, there is no assurance that we will be able to sell such shares at a value that will recover our investment. There is no assurance that an alternative exit strategy will be readily available to realize the fair value of such securities. As a result, we may lose some or all of our investment. In the fiscal year ended December 31, 2015, we reviewed our investment portfolio and determined that, due to the failure of certain portfolio companies to comply with their periodic reporting obligations under Section 13 or Section 15(d) of the Exchange Act, such investments have been impaired. Accordingly, we have recorded an other than temporary impairment charge of approximately $123,000 for these investments that were deemed permanent in impairment of investments in 2015. Future fluctuations in the value and liquidity of these securities could result in additional realized loss.

RISKS RELATED TO OUR STRUCTURE

The laws and regulations governing the therapeutic use of stem cells in China are evolving. New PRC laws and regulations may impose conditions or requirements which could materially and adversely affect our business.

As the cell therapy industry is at an early stage of development in China, new laws and regulations may be adopted in the future to address new issues that arise from time to time. Although China published the stem cell policy in August 2015, substantial uncertainties exist regarding the interpretation and implementation of current and any future PRC laws and regulations applicable to the cell therapy industry. There can be no assurance that the PRC government authorities will not issue new laws or regulations that impose conditions or requirements with which we cannot comply. Noncompliance could materially and adversely affect our business, results of operations and financial condition.

CFDA’s regulations may limit our ability to develop, license, manufacture and market our products, therapies and/or services.

Some or all of our operations in China will be subject to oversight and regulation by the government regulations, among other things, cover the inspection of and controls over testing, manufacturing, safety and environmental considerations, efficacy, labeling, advertising, promotion, record keeping and sale and distribution of pharmaceutical products. Such government regulations may increase our costs and prevent or delay the licensing, manufacturing and marketing of any of our products or services. In the event we seek to license, manufacture, sell or distribute new products or services, we likely will need approvals from certain government agencies such as the CFDA and MOH. The future growth and profitability of any operations in China would be contingent on obtaining the requisite approvals. There can be no assurance that we will obtain such approvals. In 2004, the CFDA implemented new guidelines for the licensing of pharmaceutical products. All existing manufacturers with licenses were required to apply for cGMP certifications. According to Good Manufacturing Practices for Pharmaceutical Products (revised edition 2010), or the New GMP Rules promulgated by the MOH of the PRC on January 17, 2011 which became effective on March 1, 2011, all the newly constructed manufacturing facilities of drug manufacture enterprises in China shall comply with the requirements of the New GMP Rules, which are stricter than the original GMP standards. In addition, delays, product recalls or failures to receive approval may be encountered based upon additional government regulation, legislative changes, administrative action or changes in governmental policy and interpretation applicable to the Chinese pharmaceutical industry. Our pharmaceutical activities also may subject us to government regulations with respect to product prices and other marketing and promotional related activities. Government regulations may substantially increase our costs for developing, licensing, manufacturing and marketing any products or services, which could have a material adverse effect on our business, operating results and financial condition. The CFDA and other regulatory authorities in China have implemented a series of new punitive and stringent measures regarding the pharmaceuticals industry to redress certain misconducts in the industry and certain deficiencies in public health reform policies. Given the nature and extent of such new enforcement measures, the aggressive manner in which such enforcement is being conducted and the fact that newly-constituted local level branches are encouraged to impose such punishments and fines, there is the possibility of large scale and significant penalties being levied on manufacturers. These new measures may include fines, restriction and suspension of operations and marketing and other unspecified penalties. This new regulatory environment has added significantly to the risks of our businesses in China and may have a material adverse effect on our business, operating results and financial condition.

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

We may not be able to enforce our rights in China given certain features of its legal and judicial system.

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

There are substantial uncertainties regarding the interpretation and application to our business of PRC laws and regulations, since many of the rules and regulations that companies face in China are not made public. The effectiveness of newly enacted laws, regulations or amendments may be delayed, resulting in detrimental reliance by foreign investors. New laws and regulations that apply to future businesses may be applied retroactively to existing businesses. We cannot predict what effect the interpretations of existing or new PRC laws or regulations may have on our business.

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

Our interests in China will be subject to China’s rules and regulations on currency conversion. In particular, the initial capitalization and operating expenses of the VIE (CBMG Shanghai) are funded by our WFOE, Cellular Biomedicine Group Ltd. (Wuxi). In China, the State Administration for Foreign Exchange (the “SAFE”), regulates the conversion of the Chinese Renminbi into foreign currencies and the conversion of foreign currencies into Chinese Renminbi. Currently, foreign investment enterprises are required to apply to the SAFE for Foreign Exchange Registration Certificates, or IC Cards of Enterprises with Foreign Investment. Foreign investment enterprises holding such registration certificates, which must be renewed annually, are allowed to open foreign currency accounts including a “basic account” and “capital account.” Currency translation within the scope of the “basic account,” such as remittance of foreign currencies for payment of dividends, can be effected without requiring the approval of the SAFE. However, conversion of currency in the “capital account,” including capital items such as direct investments, loans, and securities, require approval of the SAFE. According to the Notice of the General Affairs Department of the State Administration of Foreign Exchange on the Relevant Operating Issues Concerning the Improvement of the Administration of Payment and Settlement of Foreign Currency Capital of Foreign-invested Enterprises promulgated on August 29, 2008, or the SAFE Notice 142, to apply to a bank for settlement of foreign currency capital, a foreign invested enterprise shall submit the documents certifying the uses of the RMB funds from the settlement of foreign currency capital and a detailed checklist on use of the RMB funds from the last settlement of foreign currency capital. It is stipulated that only if the funds for the settlement of foreign currency capital are of an amount not more than US$50,000 and are to be used for enterprise reserve, the above documents may be exempted by the bank. This SAFE Notice 142, along with the recent practice of Chinese banks of restricting foreign currency conversion for fear of “hot money” going into China, limits and may continue to limit our ability to channel funds to the VIE entities for their operation. There can be no assurance that the PRC regulatory authorities will not impose further restrictions on the convertibility of the Chinese currency. Future restrictions on currency exchanges may limit our ability to use our cash flow for the distribution of dividends to our stockholders or to fund operations we may have outside of China, which could materially adversely affect our business and operating results.

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

CFDA’s regulations may limit our ability to develop, license, manufacture and market our products and services.

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

Our relationship with our controlled VIE entity, CBMG Shanghai, through the VIE agreements, is subject to various operational and legal risks.

Management believes current record holders of the VIE’s registered capital, Messrs. Chen Mingzhe and Wei Cao, have no interest in acting contrary to the VIE agreements.  However, if Messrs. Chen or Cao as shareholders of the VIE entity were to reduce or eliminate their ownership of the registered capital of the VIE entity, or if Mr. Cao ceases to serve as a director and/or officer of the other CBMG entities, their interests may diverge from that of CBMG and they may seek to act in a manner contrary to the VIE agreements (for example by controlling the VIE entity in such a way that is inconsistent with the directives of CBMG management and the board; or causing non-payment by the VIE entity of services fees).  If such circumstances were to occur the WFOE would have to assert control rights through the powers of attorney and other VIE agreements, which would require legal action through the PRC judicial system.  We believe based on the advice of local counsel that the VIE agreements are valid and in compliance with PRC laws presently in effect. However, there is a risk that the enforcement of these agreements may involve more extensive procedures and costs to enforce, in comparison to direct equity ownership of the VIE entity. Notwithstanding the foregoing, if the applicable PRC laws were to change or are interpreted by authorities in the future in a manner which challenges or renders the VIE agreements ineffective, the WFOE’s ability to control and obtain all benefits (economic or otherwise) of ownership of the VIE entity could be impaired or eliminated.   In the event of such future changes or new interpretations of PRC law, in an effort to substantially preserve our rights we may have to either amend our VIE agreements or enter into alternative arrangements which comply with PRC laws as interpreted and then in effect.

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

PRC regulations of loans to PRC entities and direct investment in PRC entities by offshore holding companies may delay or prevent us from using the proceeds of this offering to make loans or additional capital contributions to our PRC subsidiary.

We may transfer funds to our PRC subsidiary or finance our PRC subsidiary by means of shareholder loans or capital contributions upon completion of this offering. Any loans from us to our PRC subsidiary, which is a foreign-invested enterprise, cannot exceed statutory limits based on the difference between the registered capital and the investment amount of such subsidiary, and shall be registered with the State Administration of Foreign Exchange, or SAFE, or its local counterparts. Any capital contributions we make to our PRC subsidiary shall be approved by the Ministry of Commerce or its local counterparts. We may not be able to obtain these government registrations or approvals on a timely basis, if at all. If we fail to receive such registrations or approvals, our ability to provide loans or capital contributions to our PRC subsidiary in a timely manner may be negatively affected, which could materially and adversely affect our liquidity and our ability to fund and expand our business.

In addition, registered capital of a foreign-invested company settled in RMB converted from foreign currencies may only be used within the business scope approved by the applicable governmental authority and may not be used for equity investments in China. Foreign-invested companies may not change how they use such capital without SAFE’s approval, and may not in any case use such capital to repay RMB loans if proceeds of such loans have not been utilized. Violations of these regulations may result in severe penalties. See “PRC Regulation—Regulations on Foreign Exchange.” Also, the Circular on Issuers concerning Strengthening the Administration of Foreign Exchange Business, which was promulgated by SAFE in 2010, requires banks and local counterparts of SAFE to examine closely the authenticity of the settlement of net proceeds from offshore offerings and whether the net proceeds are settled in the manner described in offering documents. These regulations may significantly limit our ability to transfer the net proceeds from this offering and subsequent offerings or financings to our PRC subsidiary, which may adversely affect our liquidity and our ability to fund and expand our business in China.

We may be subject to penalties, including restriction on our ability to inject capital into our PRC subsidiary and our PRC subsidiary’s ability to distribute profits to us, if our PRC resident shareholders beneficial owners fail to comply with relevant PRC foreign exchange rules.

The Notice on Relevant Issues Concerning Foreign Exchange Administration for PRC Residents to Engage in Financing and Inbound Investment via Offshore Special Purpose Vehicles, often known as Circular 75, was issued by SAFE in 2005. Circular 75 requires PRC residents to register with the local SAFE branch in connection with their establishment or control of any offshore special purpose vehicle for the purpose of overseas equity financing involving a roundtrip investment whereby the offshore special purpose vehicle acquires or controls onshore assets or equity interests held by the PRC residents. In addition, such PRC residents must update their SAFE registrations when the offshore special purpose vehicle undergoes material events, including events relating to increases or decreases in investment amount, transfers or exchanges of shares, mergers or divisions, long-term equity or debt investments or external guarantees. Subsequent regulations further clarified that PRC subsidiaries of an offshore company governed by the SAFE regulations are required to coordinate and supervise the completion of the SAFE registrations in a timely manner by the offshore holding company’s shareholders who are PRC residents. If these shareholders fail to comply, the PRC subsidiaries are required to report to the local SAFE branches and may be prohibited from making any distributions to the offshore special purpose company, and the offshore special purpose company may also be prohibited from making additional capital contribution to its subsidiaries in China.

We cannot provide any assurance that all of our shareholders and beneficial owners who are PRC residents have fully complied or will obtain or update any applicable registrations or have fully complied or will fully comply with other requirements required by Circular 75 or other related rules in a timely manner. For example, some of our PRC resident employees who participated in our 2011 Share Incentive Plan have excised their options. These shareholders have not completed their registration with SAFE or its local branch together with our PRC resident employees who participate in our share incentive plans. However, if SAFE or its local branch determine that the registrations under Circular 75 are necessary for these PRC resident shareholders, we cannot assure you that these PRC resident shareholders will successfully obtain SAFE registrations under Circular 75. The failure or inability of such individuals to comply with the registration requirement may subject us to fines or legal sanctions, restrictions on our cross-border investment activities or prevent us from making distributions or paying dividends. As a result, our business operations and our ability to make distributions to you could be materially and adversely affected.

We and/or our Hong Kong subsidiary may be classified as a “PRC resident enterprise” for PRC enterprise income tax purposes. Such classification would likely result in unfavorable tax consequences to us and our non-PRC shareholders and have a material adverse effect on our results of operations and the value of your investment.

The Enterprise Income Tax Law provides that an enterprise established outside China whose “de facto management body” is located in China is considered a “PRC resident enterprise” and will generally be subject to the uniform 25% enterprise income tax on its global income. Under the implementation rules of the Enterprise Income Tax Law, “de facto management body” is defined as the organizational body which effectively manages and controls the production and business operation, personnel, accounting, properties and other aspects of operations of an enterprise.”

Pursuant to the Notice Regarding the Determination of Chinese-Controlled Offshore Incorporated Enterprises as PRC Tax Resident Enterprises on the Basis of De Facto Management Bodies, issued by the State Administration of Taxation in 2009, a foreign enterprise controlled by PRC enterprises or PRC enterprise groups is considered a PRC resident enterprise if all of the following conditions are met: (i) the senior management and core management departments in charge of daily operations are located mainly within the PRC; (ii) financial and human resources decisions are subject to determination or approval by persons or bodies in the PRC; (iii) major assets, accounting books, company seals and minutes and files of board and shareholders’ meetings are located or kept within the PRC; and (iv) at least half of the enterprise’s directors with voting rights or senior management reside within the PRC. Although the notice states that these standards only apply to offshore enterprises that are controlled by PRC enterprises or PRC enterprise groups, such standards may reflect the general view of the State Administration of Taxation in determining the tax residence of foreign enterprises.

We believe that neither our company nor our Hong Kong subsidiary is a PRC resident enterprise because neither our company nor our Hong Kong subsidiary meets all of the conditions enumerated. For example, board and shareholders’ resolutions of our company and our Hong Kong subsidiary are adopted in Hong Kong and the minutes and related files are kept in Hong Kong. However, if the PRC tax authorities were to disagree with our position, our company and/or our Hong Kong subsidiary may be subject to PRC enterprise income tax reporting obligations and to a 25% enterprise income tax on our global taxable income, except for our income from dividends received from our PRC subsidiary, which may be exempt from PRC tax. If we and/or our Hong Kong subsidiary are treated as a PRC resident enterprise, the 25% enterprise income tax may adversely affect our ability to satisfy any of our cash needs.

In addition, if we were to be classified as a PRC “resident enterprise” for PRC enterprise income tax purpose, dividends we pay to our non-PRC enterprise shareholders and gains derived by our non-PRC shareholders from the sale of our shares and ADSs may be become subject to a 10% PRC withholding tax. In addition, future guidance may extend the withholding tax to dividends we pay to our non-PRC individual shareholders and gains derived by such shareholders from transferring our shares and ADSs. In addition to the uncertainty in how the new “resident enterprise” classification could apply, it is also possible that the rules may change in the future, possibly with retroactive effect. If PRC income tax were imposed on gains realized through the transfer of our ADSs or ordinary shares or on dividends paid to our non-resident shareholders, the value of your investment in our ADSs or ordinary shares may be materially and adversely affected.

Any limitation on the ability of our PRC subsidiary to make payments to us, or the tax implications of making payments to us, could have a material adverse effect on our ability to conduct our business or our financial condition.

We are a holding company, and we rely principally on dividends and other distributions from our PRC subsidiary for our cash needs, including the funds necessary to pay dividends to our shareholders or service any debt we may incur. Current PRC regulations permit our PRC subsidiary to pay dividends only out of its accumulated profits, if any, determined in accordance with PRC accounting standards and regulations. In addition, our PRC subsidiary is required to set aside at least 10% of its after tax profits each year, if any, to fund certain statutory reserve funds until the aggregate amount of such reserve funds reaches 50% of its registered capital. Apart from these reserves, our PRC subsidiary may allocate a discretionary portion of its after-tax profits to staff welfare and bonus funds at its discretion. These reserves and funds are not distributable as cash dividends. Furthermore, if our PRC subsidiary incurs debt, the debt instruments may restrict its ability to pay dividends or make other payments to us. We cannot assure you that our PRC subsidiary will generate sufficient earnings and cash flows in the near future to pay dividends or otherwise distribute sufficient funds to enable us to meet our obligations, pay interest and expenses or declare dividends.

Distributions made by PRC companies to their offshore parents are generally subject to a 10% withholding tax under the Enterprise Income Tax Law. Pursuant to the Enterprise Income Tax Law and the Arrangement between the Mainland of China and the Hong Kong Special Administrative Region for the Avoidance of Double Taxation and the Prevention of Fiscal Evasion with respect to Taxes on Income, the withholding tax rate on dividends paid by our PRC subsidiary to our Hong Kong subsidiary would generally be reduced to 5%, provided that our Hong Kong subsidiary is the beneficial owner of the PRC sourced income. Our PRC subsidiary has not obtained approval for a withholding tax rate of 5% from the local tax authority and does not plan to obtain such approval in the near future as we have not achieved profitability. However, the Notice on How to Understand and Determine the Beneficial Owners in a Tax Agreement, also known as Circular 601, promulgated by the State Administration of Taxation in 2009, provides guidance for determining whether a resident of a contracting state is the “beneficial owner” of an item of income under China’s tax treaties and similar arrangements. According to Circular 601, a beneficial owner generally must be engaged in substantive business activities. An agent or conduit company will not be regarded as a beneficial owner and, therefore, will not qualify for treaty benefits. For this purpose, a conduit company is a company that is set up for the purpose of avoiding or reducing taxes or transferring or accumulating profits. Although our PRC subsidiary is wholly owned by our Hong Kong subsidiary, we will not be able to enjoy the 5% withholding tax rate with respect to any dividends or distributions made by our PRC subsidiary to its parent company in Hong Kong if our Hong Kong subsidiary is regarded as a “conduit company.”

In addition, if CBMG HK were deemed to be a PRC resident enterprise, then any dividends payable by CBMG HK to CBMG Delaware Corporation may become subject to PRC dividend withholding tax.

Restrictions on the remittance of RMB into and out of China and governmental control of currency conversion may limit our ability to pay dividends and other obligations, and affect the value of your investment.

The PRC government imposes controls on the convertibility of the RMB into foreign currencies and the remittance of currency out of China. We receive substantially all of our revenues in RMB and substantially all of our cash inflows and outflows are denominated in RMB. Under our current corporate structure, our revenues are primarily derived from dividend payments from our subsidiary in China after it receives payments from the VIE under various service and other contractual arrangements. We may convert a portion of our revenues into other currencies to meet our foreign currency obligations, such as payments of dividends declared in respect of our ordinary shares, if any. Shortages in the availability of foreign currency may restrict the ability of our PRC subsidiary to remit sufficient foreign currency to pay dividends or other payments to us, or otherwise satisfy its foreign currency denominated obligations.

Under existing PRC foreign exchange regulations, payments of current account items, including profit distributions, interest payments and trade and service-related foreign exchange transactions, can be made in foreign currencies without prior SAFE approval as long as certain routine procedural requirements are fulfilled. Therefore, our PRC subsidiary is allowed to pay dividends in foreign currencies to us without prior SAFE approval by following certain routine procedural requirements. However, approval from or registration with competent government authorities is required where the RMB is to be converted into foreign currency and remitted out of China to pay capital expenses such as the repayment of loans denominated in foreign currencies. The PRC government may at its discretion restrict access to foreign currencies for current account transactions in the future. If the foreign exchange control system prevents us from obtaining sufficient foreign currencies to satisfy our foreign currency demands, we may not be able to pay dividends in foreign currencies to our shareholders, including the U.S. shareholders.

Our financial condition and results of operations could be materially and adversely affected if recent value added tax reforms in the PRC become unfavorable to our PRC subsidiary or VIE.

In 2012, China introduced a value added tax, or VAT, to replace the previous 5% business tax. Our PRC subsidiary and the VIE have been subject to VAT at a base rate of 6% since September 1, 2012. The VIE’s subsidiary has been subject to VAT at a base rate of 6% since July 1, 2013. The rules related to VAT are still evolving and the timing of the promulgation of the final tax rules or related interpretation is uncertain. Our financial condition and results of operations could be materially and adversely affected if the interpretation and enforcement of these tax rules become materially unfavorable to our PRC subsidiary and VIE.

Failure to comply with PRC regulations regarding the registration requirements for stock ownership plans or stock option plans may subject PRC plan participants or us to fines and other legal or administrative sanctions.

Under SAFE regulations, PRC residents who participate in an employee stock ownership plan or stock option plan in an overseas publicly listed company are required to register with SAFE or its local branch and complete certain other procedures. Participants of a stock incentive plan who are PRC residents must retain a qualified PRC agent, which could be a PRC subsidiary of such overseas publicly listed company, to conduct the SAFE registration and other procedures with respect to the stock incentive plan on behalf of these participants. Such participants must also retain an overseas entrusted institution to handle matters in connection with their exercise or sale of stock options. In addition, the PRC agent is required to amend the SAFE registration with respect to the stock incentive plan if there is any material change to the stock incentive plan, the PRC agent or the overseas entrusted institution or other material changes.

We and our PRC resident employees who participate in our share incentive plans are subject to these regulations as our company is publicly listed in the United States. The Company and our PRC resident option grantees have yet to complete compliance with these regulations. We or our PRC resident option grantees may be subject to fines and other legal or administrative sanctions. See “PRC Regulation—Regulations on Employee Stock Options Plans.”

Fluctuation in the value of the RMB may have a material adverse effect on the value of your investment.

The value of the RMB against the U.S. dollar and other currencies is affected by changes in China’s political and economic conditions and China’s foreign exchange policies, among other things. On July 21, 2005, the PRC government changed its decades-old policy of pegging the value of the RMB to the U.S. dollar, and the RMB appreciated more than 20% against the U.S. dollar over the following three years. Between July 2008 and June 2010, this appreciation halted and the exchange rate between the RMB and the U.S. dollar remained within a narrow band. The PRC government has allowed the RMB to appreciate slowly against the U.S. dollar again, and it has appreciated more than 10% since June 2010. It is difficult to predict how market forces or PRC or U.S. government policy may impact the exchange rate between the RMB and the U.S. dollar in the future. In addition, there remains significant international pressure on the PRC government to adopt a substantial liberalization of its currency policy, which could result in further appreciation in the value of the RMB against the U.S. dollar. In 2015, due to the slow-down of China economic growth rate and environment, RMB depreciated against the U.S. dollar from third quarter.   Recently, the RMB depreciated over 6% in the past 12 months.

Our revenues and costs are mostly denominated in RMB, and a significant portion of our financial assets are also denominated in RMB, whereas our reporting currency is the U.S. dollar. Any significant depreciation of the RMB may materially and adversely affect our revenues, earnings and financial position as reported in U.S. dollars. To the extent that we need to convert U.S. dollars we received from this offering into RMB for our operations, appreciation of the RMB against the U.S. dollar would have an adverse effect on the RMB amount we would receive from the conversion. Conversely, if we decide to convert our RMB into U.S. dollars for the purpose of making payments for dividends on our ordinary shares or for other business purposes, appreciation of the U.S. dollar against the RMB would have a negative effect on the U.S. dollar amount available to us.

PRC laws and regulations establish more complex procedures for some acquisitions of Chinese companies by foreign investors, which could make it more difficult for us to pursue growth through acquisitions in China.

A number of PRC laws and regulations, including the Regulations on Mergers and Acquisitions of Domestic Enterprises by Foreign Investors adopted by six PRC regulatory agencies in 2006, or the M&A Rules, the Anti-monopoly Law, and the Rules of Ministry of Commerce on Implementation of Security Review System of Mergers and Acquisitions of Domestic Enterprises by Foreign Investors promulgated by the Ministry of Commerce in August 2011, or the Security Review Rules, have established procedures and requirements that are expected to make merger and acquisition activities in China by foreign investors more time consuming and complex. These include requirements in some instances that the Ministry of Commerce be notified in advance of any change of control transaction in which a foreign investor takes control of a PRC domestic enterprise, or that the approval from the Ministry of Commerce be obtained in circumstances where overseas companies established or controlled by PRC enterprises or residents acquire affiliated domestic companies. PRC laws and regulations also require certain merger and acquisition transactions to be subject to merger control review or security review.

The Security Review Rules were formulated to implement the Notice of the General Office of the State Council on Establishing the Security Review System for Mergers and Acquisitions of Domestic Enterprises by Foreign Investors, also known as Circular 6, which was promulgated in 2011. Under these rules, a security review is required for mergers and acquisitions by foreign investors having “national defense and security” concerns and mergers and acquisitions by which foreign investors may acquire the “de facto control” of domestic enterprises have “national security” concerns. In addition, when deciding whether a specific merger or acquisition of a domestic enterprise by foreign investors is subject to the security review, the Ministry of Commerce will look into the substance and actual impact of the transaction. The Security Review Rules further prohibits foreign investors from bypassing the security review requirement by structuring transactions through proxies, trusts, indirect investments, leases, loans, control through contractual arrangements or offshore transactions.

There is no requirement for foreign investors in those mergers and acquisitions transactions already completed prior to the promulgation of Circular 6 to submit such transactions to the Ministry of Commerce for security review. As we have already obtained the “de facto control” over our affiliated PRC entities prior to the effectiveness of these rules, we do not believe we are required to submit our existing contractual arrangements to the Ministry of Commerce for security review.

However, as these rules are relatively new and there is a lack of clear statutory interpretation on the implementation of the same, there is no assurance that the Ministry of Commerce will not apply these national security review-related rules to the acquisition of equity interest in our PRC subsidiary. If we are found to be in violation of the Security Review Rules and other PRC laws and regulations with respect to the merger and acquisition activities in China, or fail to obtain any of the required approvals, the relevant regulatory authorities would have broad discretion in dealing with such violation, including levying fines, confiscating our income, revoking our PRC subsidiary’s business or operating licenses, requiring us to restructure or unwind the relevant ownership structure or operations. Any of these actions could cause significant disruption to our business operations and may materially and adversely affect our business, financial condition and results of operations. Further, if the business of any target company that we plan to acquire falls into the ambit of security review, we may not be able to successfully acquire such company either by equity or asset acquisition, capital contribution or through any contractual arrangement. We may grow our business in part by acquiring other companies operating in our industry. Complying with the requirements of the relevant regulations to complete such transactions could be time consuming, and any required approval processes, including approval from the Ministry of Commerce, may delay or inhibit our ability to complete such transactions, which could affect our ability to expand our business or maintain our market share.

The heightened scrutiny over acquisition transactions by the PRC tax authorities may have a negative impact on our business operations, our acquisition or restructuring strategy or the value of your investment in us.

Pursuant to the Notice on Strengthening Administration of Enterprise Income Tax for Share Transfers by Non-PRC Resident Enterprises, or Circular 698, issued by the State Administration of Taxation in December 2009 with retroactive effect from January 1, 2008, where a non-PRC resident enterprise transfers the equity interests of a PRC resident enterprise indirectly by disposition of the equity interests of an overseas non-public holding company, or an Indirect Transfer, and such overseas holding company is located in a tax jurisdiction that: (i) has an effective tax rate of less than 12.5% or (ii) does not impose income tax on foreign income of its residents, the non-PRC resident enterprise, being the transferor, must report to the competent tax authority of the PRC resident enterprise this Indirect Transfer. Using a “substance over form” principle, the PRC tax authority may disregard the existence of the overseas holding company if it lacks a reasonable commercial purpose and was established for the purpose of reducing, avoiding or deferring PRC tax. As a result, gains derived from such Indirect Transfer may be subject to PRC withholding tax at a rate of up to 10%. Circular 698 also provides that, where a non-PRC resident enterprise transfers its equity interests in a PRC resident enterprise to its related parties at a price lower than fair market value, the relevant tax authority has the power to make a reasonable adjustment to the taxable income of the transaction.

In 2011, the State Administration of Taxation released SAT Public Notice (2011) No. 24 to clarify several issues related to Circular 698. According to this notice, the term “effective tax” refers to the effective tax on the gain derived from disposition of the equity interests of an overseas holding company, and the term “does not impose income tax” refers to the cases where the gain derived from disposition of the equity interests of an overseas holding company is not subject to income tax in the jurisdiction where the overseas holding company is a resident.

There is uncertainty as to the application of Circular 698. For example, while the term “Indirect Transfer” is not clearly defined, it is understood that the relevant PRC tax authorities have jurisdiction regarding requests for information over a wide range of foreign entities having no direct contact with China. Moreover, the relevant authority has not yet promulgated any formal provisions or made any formal declaration as to the process and format for reporting an Indirect Transfer to the competent tax authority of the relevant PRC resident enterprise. In addition, there are no formal declarations with regard to how to determine whether a foreign investor has adopted an abusive arrangement in order to reduce, avoid or defer PRC tax. Circular 698 may be determined by the tax authorities to be applicable to previous investments by non-PRC resident investors in our company, if any of such transactions were determined by the tax authorities to lack reasonable commercial purpose. As a result, we and our existing non-PRC resident investors may be at risk of being taxed under Circular 698 and may be required to expend valuable resources to comply with Circular 698 or to establish that we should not be taxed under Circular 698, which may have a material adverse effect on our financial condition and results of operations or such non-PRC resident investors’ investments in us. We have conducted and may conduct acquisitions involving corporate structures, and historically our shares were transferred by certain then shareholders to our current shareholders. We cannot assure you that the PRC tax authorities will not, at their discretion, adjust any capital gains and impose tax return filing obligations on us or require us to provide assistance for the investigation of PRC tax authorities with respect thereto. Any PRC tax imposed on a transfer of our shares or any adjustment of such gains would cause us to incur additional costs and may have a negative impact on the value of your investment in us.

We face certain risks relating to the real properties that we lease.

We primarily lease office and manufacturing space from third parties for our operations in China. Any defects in lessors’ title to the leased properties may disrupt our use of our offices, which may in turn adversely affect our business operations. For example, certain buildings and the underlying land are not allowed to be used for industrial or commercial purposes without relevant authorities’ approval, and the lease of such buildings to companies like us may subject the lessor to pay premium fees to the PRC government. We cannot assure you that the lessor has obtained all or any of approvals from the relevant governmental authorities. In addition, some of our lessors have not provided us with documentation evidencing their title to the relevant leased properties. We cannot assure you that title to these properties we currently lease will not be challenged. In addition, we have not registered any of our lease agreements with relevant PRC governmental authorities as required by PRC law, and although failure to do so does not in itself invalidate the leases, we may not be able to defend these leases against bona fide third parties.

As of the date of this prospectus, we are not aware of any actions, claims or investigations being contemplated by government authorities with respect to the defects in our leased real properties or any challenges by third parties to our use of these properties. However, if third parties who purport to be property owners or beneficiaries of the mortgaged properties challenge our right to use the leased properties, we may not be able to protect our leasehold interest and may be ordered to vacate the affected premises, which could in turn materially and adversely affect our business and operating results.

Our significant deposits in certain banks in China may be at risk if these banks go bankrupt or otherwise do not have the liquidity to pay us during our deposit period.

As of December 31, 2015, we had approximately $15 million in cash and bank deposits, such as time deposits, with large domestic banks in China. Our remaining cash, cash equivalents and short-term investments were held by financial institutions in the United States and Hong Kong. The terms of these deposits are, in general, up to twelve months. Historically, deposits in Chinese banks were viewed as secure due to the state policy on protecting depositors’ interests. However, the new Bankruptcy Law that came into effect in 2007 contains an article expressly stating that the State Council may promulgate implementation measures for the bankruptcy of Chinese banks based on the Bankruptcy Law, so the law contemplates the possibility that a Chinese bank may go bankrupt. In addition, foreign banks have been gradually permitted to operate in China since China’s accession to the World Trade Organization and have become strong competitors of Chinese banks in many respects, which may have increased the risk of bankruptcy or illiquidity for Chinese banks, including those in which we have deposits. In the event of bankruptcy or illiquidity of any one of the banks which holds our deposits, we are unlikely to claim our deposits back in full since we are unlikely to be classified as a secured creditor based on PRC laws.

Our auditor, like other independent registered public accounting firms operating in China, is not permitted to be subject to inspection by Public Company Accounting Oversight Board, and consequently investors may be deprived of the benefits of such inspection.

Our auditor, the independent registered public accounting firm that issued the audit reports included elsewhere in this prospectus, as an auditor of companies that are traded publicly in the United States and a firm registered with the Public Company Accounting Oversight Board (United States), or PCAOB, is required by the laws of the United States to undergo regular inspections by the PCAOB to assess its compliance with the laws of the United States and applicable professional standards. Our auditor is located in China and the PCAOB is currently unable to conduct inspections on auditors in China without the approval of the PRC authorities. Therefore, our auditor, like other independent registered public accounting firms operating in China, is currently not inspected by the PCAOB.

In May 2013, the PCAOB announced that it has entered into a Memorandum of Understanding (“MOU”) on Enforcement Cooperation with the China Securities Regulatory Commission (the “CSRC”) and the Ministry of Finance (the “MOF”).  The MOU establishes a cooperative framework between the parties for the production and exchange of audit documents relevant to investigations in both countries’ respective jurisdictions.  More specifically, it provides a mechanism for the parties to request and receive from each other assistance in obtaining documents and information in furtherance of their investigative duties.  In addition to developing enforcement MOU, the PCAOB has been engaged in continuing discussions with the CSRC and MOF to permit joint inspections in China of audit firms that are registered with the PCAOB and audit Chinese companies that trade on U.S. exchanges.

Inspections of other firms that the PCAOB has conducted outside of China have identified deficiencies in those firms’ audit procedures and quality control procedures, and such deficiencies may be addressed as part of the inspection process to improve future audit quality. The inability of the PCAOB to conduct inspections of independent registered public accounting firms operating in China makes it more difficult to evaluate the effectiveness of our auditor’s audit procedures or quality control procedures, and to the extent that such inspections might have facilitated improvements in our auditor’s audit procedures and quality control procedures, investors may be deprived of such benefits.

RISKS RELATED TO OUR COMMON STOCK

If we fail to meet all applicable Nasdaq Global Market requirements and Nasdaq determines to delist our common stock, the delisting could adversely affect the market liquidity of our common stock, impair the value of your investment, adversely affect our ability to raise needed funds and subject us to additional trading restrictions and regulations.

On June 18, 2014, our common stock began trading on the Nasdaq Global Market. If we fail to satisfy the continued listing requirements of The NASDAQ Global Market, such as the corporate governance requirements or the minimum closing bid price requirement, The NASDAQ Stock Market (or NASDAQ) may take steps to de-list our common stock. Such a de-listing would likely have a negative effect on the price of our common stock and would impair your ability to sell or purchase our common stock when you wish to do so. In the event of a de-listing, we would take actions to restore our compliance with NASDAQ's listing requirements, but we can provide no assurance that any such action taken by us would allow our common stock to become listed again, stabilize the market price or improve the liquidity of our common stock, prevent our common stock from dropping below the NASDAQ minimum bid price requirement or prevent future non-compliance with NASDAQ's listing requirements.

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

ITEM 2. PROPERTIES.

Our corporate headquarters are located at 19925 Stevens Creek Blvd., Suite 100, Cupertino, California. We currently pay rent in the amount of $1,270 per month on a month-to-month basis.

In addition, we lease an aggregate of approximately 46,000 square feet of space to house our administration, research and manufacturing facilities in Maryland, US, Wuxi, Beijing and Shanghai, China, and pay rent of approximately USD $74,000 per month for these facilities.  We intend to expand our GMP facility in Wuxi in 2016 with an aggregate 22,862 square feet of space, annual rental cost is expected to be raised by $78,000.

ITEM 3. LEGAL PROCEEDINGS

On April 21, 2015, a putative class action complaint was filed against the Company in the U.S. District Court for the Northern District of California captioned Bonnano v. Cellular Biomedicine Group, Inc., 3:15-cv-01795-WHO (N.D. Ca.). The complaint also named Wei Cao, the Company’s Chief Executive Officer, and Tony Liu, the Company’s Chief Financial Officer, as defendants. The complaint alleged that during the class period, June 18, 2014, through April 7, 2015, the Company made material misrepresentations in its periodic reports filed with the SEC. The complaint alleged a cause of action under Section 10(b) of the Securities Exchange Act of 1934 (the “1934 Act”) against all defendants and under Section 20(a) of the 1934 Act against the individual defendants. The complaint did not state the amount of the damages sought.

On June 3, 2015, defendants were served.  On June 29, 2015, the Court ordered, as stipulated by the parties, that defendants are not required to respond to the initial complaint in this action until such time as a lead plaintiff and lead counsel have been appointed and a consolidated complaint has been filed.  The deadline for filing motions for the appointment of lead plaintiff and selection of lead counsel was June 22, 2015.  On that date, one motion was filed by the Rosen Law Firm on behalf of putative plaintiff Michelle Jackson.  On August 3, 2015, having received no opposition, the Court appointed Jackson as lead plaintiff and the Rosen Law Firm as class counsel.  As stipulated among the parties, Jackson filed an amended class action complaint on September 17, 2015.  On January 19, 2016, the Company filed a motion to dismiss.  Plaintiff  submitted a response on March 1, 2016 and oral argument on the motion to dismiss has been set for April 20, 2016.  Discovery will be stayed pending a decision on the motion to dismiss.

The amended complaint names ten additional individuals and entities as defendants (“additional defendants”), none of whom are affiliated with the Company, and asserts an additional claim under Section 10(b) and Rule 10b-5(a) and (c) thereunder that the Company purportedly engaged in a scheme with the additional defendants to promote its securities. The amended complaint does not assert any claims against Mr. Liu.

The Company believes the suit is without merit and filled with patently false information, and will vigorously defend the Company in the matter. At this early stage of the proceedings, it is not possible to evaluate the likelihood of an unfavorable outcome or to estimate the range of potential loss.

Other than legal proceedings disclosed in this section, we are currently not involved in any litigation that we believe could have a materially adverse effect on our financial condition or results of operations.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is quoted on the Nasdaq Global Market under the symbol "CBMG."  Our stock was formerly quoted under the symbol “EBIG.”

As of February 29, 2016, there were 11,983,688 shares of common stock of the Company outstanding and there were approximately 1,700 stockholders of record of the Company's common stock.

The following table sets forth for the periods indicated the high and low bid quotations for the Company's common stock. These quotations represent inter-dealer quotations, without adjustment for retail markup, markdown or commission and may not represent actual transactions.

	High	Low
Fiscal Year 2015
First Quarter (January – March 2015)	$49.00	$12.93
Second Quarter (April – June 2015)	$41.73	$21.41
Third Quarter (July – September 2015)	$38.74	$16.00
Fourth Quarter (October – December 2015)	$25.20	$15.90

Fiscal Year 2014
First Quarter (January – March 2014)	$5.59	$5.00
Second Quarter (April – June 2014)	$15.25	$4.51
Third Quarter (July – September 2014)	$35.45	$14.27
Fourth Quarter (October – December 2014)	$19.20	$11.52

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

Dividends

We did not declare any cash dividends for the years ended December 31, 2015, 2014 and 2013. Our Board of Directors does not intend to declare any dividends in the near future. The declaration, payment and amount of any future dividends will be made at the discretion of the Board of Directors, and will depend upon, among other things, the results of our operations, cash flows and financial condition, operating and capital requirements, and other factors as the Board of Directors considers relevant. There is no assurance that future dividends will be paid, and if dividends are paid, there is no assurance with respect to the amount of any such dividend.

Equity Compensation Plans

2009 Stock Option Plan

During the first quarter of 2009, the Company's Board of Directors approved and adopted the 2009 Stock Option Plan (the "Plan") and designated 100,000 of its common stock for issuance under the Plan to employees, directors or consultants for the Company through either the issuance of shares or stock option grants. Under the terms of the Plan, stock option grants shall be made with exercise prices not less than 100% of the fair market value of the shares of common stock on the grant date.  There are 4,593 shares available for issuance under this plan as of December 31, 2015.

2011 Incentive Stock Option Plan (as amended)

During the last quarter of 2011, the Company's Board of Directors approved and adopted the 2011 Incentive Plan (the "2011 Plan") and designated 300,000 of its no par common stock for issuance under the 2011 Plan to employees, directors or consultants for the Company through either the issuance of shares or stock option grants. Under the terms of the 2011 Plan, stock option grants were authorized to be made with exercise prices not less than 100% of the fair market value of the shares of common stock on the grant date. On November 30, 2012, the Company’s Board of Directors approved the Amended and Restated 2011 Incentive Stock Option Plan (the “Restated Plan”), which amended and restated the 2011 Plan to provide for the issuance of up to 780,000 (increasing up to 1% per year) shares of common stock. The Restated Plan was approved by our stockholders on January 17, 2013.  There are 4,831 shares available for issuance under this plan as of December 31, 2015.

2013 Stock Incentive Plan

On August 29, 2013, the Company’s Board of Directors adopted the Cellular Biomedicine Group, Inc. 2013 Stock Incentive Plan (the “2013 Plan”) to attract and retain the best available personnel, to provide additional incentive to Employees, Directors and Consultants and to promote the success of the Company’s business. The 2013 Plan was approved by our stockholders on December 9, 2013. There are 2,500 shares available for issuance under this plan as of December 31, 2015.

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

2014 Stock Incentive Plan

On September 22, 2014, the Company’s Board of Directors adopted the Cellular Biomedicine Group, Inc. 2014 Stock Incentive Plan (the “2014 Plan”) covering 1.2 million shares to attract and retain the best available personnel, to provide additional incentive to Employees, Directors and Consultants and to promote the success of the Company’s business. The 2014 Plan was approved by our stockholders on November 7, 2014. There are 486,571 shares available for issuance under this plan as of December 31, 2015.

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

 The 2014 Plan may be amended, suspended or terminated by the Board, or an administrator appointed by the Board, at any time and for any reason.

All Equity Compensation Plans

The following table presents securities authorized for issuance under the Company’s equity compensation plans, as of December 31, 2015:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (#)	Weighted-average exercise price of outstanding options, warrants and rights ($)	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by stockholders	2,030,648	$11.94	498,495
Equity compensation plans not approved by stockholders	-	-	-
Total	2,030,648	$11.94	498,495

Stock Performance Graph

The line graph that follows compares the cumulative total stockholder return on our shares of common stock with the cumulative total return of the Nasdaq Healthcare Index and the Russell 3000 Index Index for the five years ended December 31 2015. The graph and table assume that $100 was invested on the last day of trading for the fiscal year 2010 in each of our shares of common stock, the Nasdaq Healthcare Index, and the Russell 3000 Index, and that no CBMG dividends were paid. Cumulative total stockholder returns for our shares of common stock, Nasdaq Healthcare Index, and the Russell 3000 Index are based on our fiscal year, which is the same as the calendar year.

	2010	2011	2012	2013	2014	2015
CBMG Inc.	$100.00	$52.08	$40.63	$53.13	$134.48	$223.85
Nasdaq Healthcare Index (^IXHC)	$100.00	$104.51	$132.98	$208.83	$268.28	$286.68
Russell 3000 Index (RUA)	$100.00	$101.03	$117.61	$157.07	$176.79	$177.64
				1	2	3
Notes
1. CBMG merged with Eastbridge Investment Group Corp. (OTCQB: EBIG), a consulting company on February 6, 2013. Trading symbol changed to CBMG on March 5, 2013
2. CBMG uplisted from OTCQB to Nasdaq on June 26, 2014
3. CBMG included as part of the Russell 3000 index on June 16, 2015

Transfer Agent

The Company’s transfer agent and Registrar for the common stock is Corporate Stock Transfer, Inc. located in Denver, Colorado.

Recent Sales of Unregistered Securities

All unregistered sales and issuances of equity securities for the year ended December 31, 2015 were previously disclosed in a Form 8-K or Form 10-Q filed with the SEC.

ITEM 6. SELECTED FINANCIAL DATA

 The following tables set forth certain of our selected consolidated financial data as of the dates and for the years indicated. Historical results are not necessarily indicative of the results to be expected for any future period.

The following selected consolidated financial information was derived from our fiscal year end consolidated financial statements. The following information should be read in conjunction with those statements and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” and Form 8-K/A filed on December 6, 2013. Our summary consolidated statement of operations and comprehensive loss data for the fiscal years ended December 31, 2013, 2014 and 2015 and our summary consolidated balance sheet data as of December 31, 2014 and 2015, as set forth below, are derived from, and are qualified in their entirety by reference to, our audited consolidated financial statements, including the notes thereto, which are included in this Annual Report.   The summary balance sheet data as of December 31, 2013, set forth below are derived from our audited consolidated financial statements which are not included herein. .Our summary unaudited consolidated statement of operations and comprehensive loss data for the fiscal years ended December 31, 2012 and 2011 and our summary consolidated balance sheet data as of December 31, 2012 and 2011, as set forth below, are derived from Form 8-K/A filed on December 6, 2013.

Our consolidated financial statements are prepared and presented in accordance with accounting principles generally accepted in the United States, or U.S. GAAP.

CELLULAR BIOMEDICINE GROUP, INC.
CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Year Ended December 31,
	2015	2014	2013	2012	2011
Summary Consolidated statement of operations and comprehensive loss data:

Net sales and revenue	$2,505,423	$564,377	$204,914	$273,620	$198,489
Operating expenses:
Cost of sales	1,880,331	242,215	296,212	194,264	99,694
General and administrative	13,068,255	7,875,413	9,162,172	3,455,444	1,282,029
Selling and marketing	709,151	314,894	58,275	471,420	140,728
Research and development	7,573,228	3,146,499	2,041,872	3,214,289	228,462
Impairment of investments	123,428	1,427,840	-
Total operating expenses	23,354,393	13,006,861	11,558,531	7,335,417	1,750,913
Operating loss	(20,848,970)	(12,442,484)	(11,353,617)	(7,061,797)	(1,552,424)
Other income (expense):
Interest income	42,220	15,043	1,294	1,788	1,457
Other income (expense)	630,428	71,982	(6,196)	28,492	(42,106)
Total other income (expense)	672,648	87,025	(4,902)	30,280	(40,649)
Loss from continuing operations before taxes	(20,176,322)	(12,355,459)	(11,358,519)	(7,031,517)	(1,593,073)
Income taxes (expense) credit	728,601	-	-	-	-
Loss from continuing operations	(19,447,721)	(12,355,459)	(11,358,519)	(7,031,517)	(1,593,073)
Loss on discontinued operations, net of taxes	-	(3,119,152)	(2,438,514)	-	-
Net loss	$(19,447,721)	$(15,474,611)	$(13,797,033)	$(7,031,517)	$(1,593,073)
Other comprehensive income (loss):
Cumulative translation adjustment	(307,950)	15,254	78,650	13,705	36,620
Unrecognized gain (loss) on investments	(1,376,540)	1,611,045	(198,200)	-	-
Total other comprehensive income (loss):	(1,684,490)	1,626,299	(119,550)	13,705	36,620
Comprehensive loss	$(21,132,211)	$(13,848,312)	$(13,916,583)	$(7,017,812)	$(1,556,453)

Net loss per share :
Basic	$(1.70)	$(1.79)	$(2.38)	$(2.24)	$(1.15)
Diluted	$(1.70)	$(1.79)	$(2.38)	$(2.24)	$(1.15)

Weighted average common shares outstanding:
Basic	11,472,306	8,627,094	5,792,888	3,134,833	1,389,000
Diluted	11,472,306	8,627,094	5,792,888	3,134,833	1,389,000

	As of December 31,
	2015	2014	2013	2012	2011
Summary Consolidated balance sheet data:

Cash and cash equivalents	$14,884,597	$14,770,584	$7,175,215	$4,144,896	$4,413,971
Current working capital (1)	13,675,034	12,019,143	5,373,355	3,754,386	2,287,969
Total assets	49,460,422	43,685,102	17,596,726	6,751,627	5,802,367
Other non-current liabilities	76,229	452,689	-	-	-
Stockholders’ equity	46,364,936	39,156,091	15,395,073	6,156,394	2,811,478

(1)
The Company was originally incorporated in the State of Arizona on June 25, 2001 under the name ATC Technology Corporation. ATC Technology Corporation changed its corporate name to EastBridge Investment Group Corporation in September 2005 and changed its business focus to providing investment related services in Asia. On November 13, 2012, EastBridge Investment Group Corporation, an Arizona corporation (“EastBridge”), CBMG Acquisition Limited, a British Virgin Islands company and the Company’s wholly-owned subsidiary (“Merger Sub”) and Cellular Biomedicine Group Ltd. (“CBMG BVI”), a British Virgin Islands company, entered into a Merger Agreement, pursuant to which CBMG BVI was the surviving entity in a merger with Merger Sub whereby CBMG BVI became a wholly-owned subsidiary of the Company (the “Merger”). The Merger was consummated on February 6, 2013 (the “Closing Date”). In connection with the Merger, effective March 5, 2013, the Company (formerly named “EastBridge Investment Group Corporation”) changed its name to “Cellular Biomedicine Group, Inc.”  CBMG BVI was the accounting acquirer and resulted in a reverse merger. The consolidated balance sheet data as of December 31, 2012 and 2011 and the consolidated statement of operation and comprehensive income data for the year then ended represents the historical financial data of the acquirer - CBMG BVI.

(2)	Current working capital is the difference between total current assets and total current liabilities.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. As of December 31, 2015 and 2014, respectively, cash and cash equivalents include cash on hand and cash in the bank. At times, cash deposits may exceed government-insured limits.

Accounts Receivable

Accounts receivable represent amounts earned but not collected in connection with the Company’s sales as of December 31, 2015 and 2014. Accounts receivable are carried at their estimated collectible amounts.

The Company follows the allowance method of recognizing uncollectible accounts receivable. The Company recognizes bad debt expense based on specifically identified customers and invoices that are anticipated to be uncollectable. At December 31, 2015 and 2014, no allowance was provided as the Company has started generating revenues from its technology services in the Biomedicine segment in late 2014. Correspondingly, the Company has not recorded any bad debt expense for the year ended December 31, 2015,  2014 and 2013, respectively.

Inventory

Inventories consist of raw materials, work-in-process, semi-finished goods and finished goods. Inventories are initially recognized at cost and subsequently at the lower of cost and net realizable value under first-in first-out method. Finished goods are comprised of direct materials, direct labor, depreciation and manufacturing overhead. Net realizable value is the estimated selling price, in the ordinary course of business, less estimated costs to complete and dispose. The Company regularly inspects the shelf life of prepared finished goods and, if necessary, writes down their carrying value based on their salability and expiration dates into cost of goods sold.

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

As of December 31, 2015, the goodwill is $7,678,789, which all derived from the acquisition of Agreen on September 26, 2014. During the reporting periods, there is no triggering event indicating the impairment of goodwill as of December 31, 2015. The Company performed impairment testing at the reporting unit level according to ASC 350-20-35. Our market capitalization exceeds the carrying amount of the goodwill as of December 31, 2015 and no impairment is considered to be required as of December 31, 2015.

Other intangibles mainly consists of knowhow, technologies, patent, licenses acquired and purchased software. The Company reviews the carrying value of long-lived assets to be held and used, including other intangible assets subject to amortization, when events and circumstances warrants such a review. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flow from such asset is separately identifiable and is less than its carrying value.  No impairment is considered to be required as of December 31, 2015.

The Company is an expanding company with a short operating history, accordingly, the Company faces some potential events and uncertainties encountered by companies in the earlier stages of development and expansion, such as: (1) continuing market acceptance for our product extensions and our services; (2) changing competitive conditions, technological advances or customer preferences that could harm sales of our products or services; (3) maintaining effective control of our costs and expenses. If the Company is not able to meet the challenge of building our businesses and managing our growth, the likely result would be slowed growth, lower margins, additional operational costs and lower income, and a risk of impairment charge of intangibles in future filings.

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

The carrying amounts of other financial instruments, including cash, accounts receivable, accounts payable and accrued liabilities, income tax payable and related party payable approximate fair value due to their short maturities.

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

Stock-Based Compensation

We periodically use stock-based awards, consisting of shares of common stock or stock options, to compensate officers, employees, directors and consultants. Awards are expensed on a straight line basis over the requisite service period based on the grant date fair value, net of estimated forfeitures, if any.

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

While we have optimistic plans for our business strategy, we determined that a full valuation allowance was necessary against all net deferred tax assets as of December 31, 2015 and 2014, given the current and expected near term losses and the uncertainty with respect to our ability to generate sufficient profits from our business model.

As of February 6, 2013, the Company (formerly "EastBridge Investment Group Corporation") merged with Cellular Biomedicine Group, Ltd., with Cellular Biomedicine Group, Ltd. being the accounting acquirer thus resulting in a reverse merger for accounting purposes. Accordingly, our accompanying financial statements are reported on a consolidated basis subsequent to February 6, 2013, but reflect solely the operations of Cellular Biomedicine Group, Ltd. (a British Virgin Islands corporation) prior to the date of acquisition. Except where indicated, the following analysis compares the results of operations of the consolidated company for the years ended December 31, 2015, with the results of operations of Cellular Biomedicine Group, Ltd. for the years ended December 31, 2014 and 2013.  Please refer to Note 2 of our financial statements for further details regarding the basis of presentation.

Recent Accounting Pronouncements

Recent accounting pronouncements that the Company has adopted or may be required to adopt in the future are summarized below.

In February 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”).  The amendments in this update create Topic 842, Leases, and supersede the leases requirements in Topic 840, Leases.  Topic 842 specifies the accounting for leases.  The objective of Topic 842 is to establish the principles that lessees and lessors shall apply to report useful information to users of financial statements about the amount, timing, and uncertainty of cash flows arising from a lease.  The main difference between Topic 842 and Topic 840 is the recognition of lease assets and lease liabilities for those leases classified as operating leases under Topic 840.  Topic 842 retains a distinction between finance leases and operating leases. The classification criteria for distinguishing between finance leases and operating leases are substantially similar to the classification criteria for distinguishing between capital leases and operating leases in the previous leases guidance. The result of retaining a distinction between finance leases and operating leases is that under the lessee accounting model in Topic 842, the effect of leases in the statement of comprehensive income and the statement of cash flows is largely unchanged from previous GAAP.  The amendments in ASU 2016-02 are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years for public business entities.  Early application of the amendments in ASU 2016-02 is permitted.  We are currently in the process of evaluating the impact of the adoption of ASU 2016-02 on our consolidated financial statements.

In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”).  The amendments in this update require all equity investments to be measured at fair value with changes in the fair value recognized through net income (other than those accounted for under equity method of accounting or those that result in consolidation of the investee).  The amendments in this update also require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments.  In addition the amendments in this update eliminate the requirement for to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet for public entities.  For public business entities, the amendments in ASU 2016-01 are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  Except for the early application guidance discussed in ASU 2016-01, early adoption of the amendments in this update is not permitted.  We do not expect the adoption of ASU 2016-01 to have a material impact on our consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes” (“ASU 2015-17”).  Topic 740, Income Taxes, requires an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position.  Deferred tax liabilities and assets are classified as current or noncurrent based on the classification of the related asset or liability for financial reporting.  Deferred tax liabilities and assets that are not related to an asset or liability for financial reporting are classified according to the expected reversal date of the temporary difference.  To simplify the presentation of deferred income taxes, the amendments in ASU 2015-17 require that deferred income tax liabilities and assets be classified as noncurrent in a classified statement of financial position.  For public business entities, the amendments in this update are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods.  We do not expect the adoption of ASU 2015-17 to have a material impact on our consolidated financial statements.

In September 2015, the FASB issued ASU No. 2015-16, “Business Combination (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments” (“ASU 2015-16”). The amendments in this update require that the acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The acquirer is required to also record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. In addition an entity is required to present separately on the face of the income statement or disclose in the notes to the financial statements the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. ASU 2015-16 is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The amendments in ASU 2015-16 should be applied prospectively to adjustments to provisional amounts that occur after the effective date of ASU 2015-16 with earlier application permitted for financial statements that have not been issued. We do not expect the adoption of ASU 2015-16 to have a material impact on our consolidated financial statements.

In July 2015, the FASB issued ASU No. 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory” (“ASU 2015-11”). The amendments in this update require an entity to measure inventory within the scope of ASU 2015-11 (the amendments in ASU 2015-11 do not apply to inventory that is measured using last-in, first-out or the retail inventory method. The amendments apply to all other inventory, which includes inventory that is measured using first-in, first-out or average cost) at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is uncharged for inventory measured using last-in, first-out or the retail inventory method. The amendments in ASU 2015-11 more closely align the measurement of inventory in U.S. GAAP with the measurement of inventory in International Financial Reporting Standards (“IFRS”). ASU 2015-11 is effective for public business entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The amendments in ASU 2015-11 should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. We do not expect the adoption of ASU No. 2015-11 to have a material impact on our consolidated financial statements.

In June 2015, the FASB issued ASU No. 2015-10, “Technical Corrections and Improvements” (“ASU 2015-10”). The amendments in ASU 2015-10 cover a wide range of Topics in the Accounting Standards Codification (the “ASC”). The amendments in ASU 2015-10 represent changes to clarify the ASC, correct unintended application of guidance, or make minor improvements to the ASC that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. Additionally, some of the amendments will make the ASC easier to understand and easier to apply by eliminating inconsistencies, providing needed clarifications, and improving the presentation of guidance in the ASC. Transition guidance varies based on the amendments in ASU 2015-10. The amendments in ASU 2015-10 that require transition guidance are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. All other amendments will be effective upon the issuance of ASU 2015-10. We do not expect the adoption of ASU No. 2015-10 to have a material impact on our consolidated financial statements.

In February 2015, the FASB issued ASU No. 2015-02, "Consolidation (Topic 810): Amendments to the Consolidation Analysis” (“ASU 2015-02”). The amendments in this update affect reporting entities that are required to evaluate whether they should consolidate certain legal entities. All legal entities are subject to reevaluation under the revised consolidation model. ASU 2015-02 is effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. We do not expect the adoption of ASU No. 2015-02 to have a material impact on our consolidated financial statements.

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

In April 2014, the FASB issued ASU 2014-08. The amendments in this ASU modify the requirements for the reporting of discontinued operations. In order to qualify as a discontinued operation, the disposal of a component of an entity, a group of components, or a business of an entity must represent a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. The ASU further indicates that the timing for recording a discontinued operation is when one of the following occurs: the component, group of components, or business meets the criteria to be classified as held-for-sale; the component, group of components, or business is disposed of by sale; or the component, group of components, or business is disposed of other than by sale (for example abandonment or spinoff). In addition, the ASU also requires additional disclosure items about an entity’s discontinued operations. The amendments are effective for us beginning on January 1, 2015. The amendments are to be applied prospectively solely to newly identified disposals that qualify as discontinued operations after the effective date. Items previously reported as discontinued operations will maintain their classification based on the prior guidance. Early adoption is permitted, but only for disposals that have not been previously reported as discontinued operations in previously issued financial statements. We had adopted this amendments from January 1, 2015.

Comparison of Year Ended December 31, 2015 to Years Ended December 31, 2014 and 2013

Although the descriptions in the results of operations below reflect our operating results as set forth in our Consolidated Statement of Operations filed herewith, we are presenting consolidated pro forma information below to reflect the impacts of the business combination as if the transaction had occurred at the beginning of the earliest period presented.

	Year Ended December 31, 2015	Year Ended December 31, 2014			Year Ended December 31, 2013
	CBMG	CBMG	Agreen	Pro forma	CBMG	Agreen	Pro forma
	As stated	As stated	Pro forma Adjustment	Consolidated	As stated	Pro forma Adjustment	Consolidated
Net sales and revenue	$2,505,423	$564,377	$1,198,414	$1,762,791	$204,914	$1,075,692	$1,280,606

Operating expenses:
Cost of sales *	1,880,331	242,215	880,797	1,123,012	296,212	872,937	1,169,149
General and administrative *	13,068,255	7,875,413	245,911	8,121,324	9,162,172	304,027	9,466,199
Selling and marketing *	709,151	314,894	6,351	321,245	58,275	9,709	67,984
Research and development *	7,573,228	3,146,499	113,635	3,260,134	2,041,872	214,752	2,256,624
Impairment of investments	123,428	1,427,840	-	1,427,840	-	-	-
Total operating expenses	23,354,393	13,006,861	1,246,694	14,253,555	11,558,531	1,401,425	12,959,956
Operating loss	(20,848,970)	(12,442,484)	(48,280)	(12,490,764)	(11,353,617)	(325,733)	(11,679,350)

Other income (expense)
Interest income	42,220	15,043	318	15,361	1,294	310	1,604
Other income (expense)	630,428	71,982	(147)	71,835	(6,196)	(13,381)	(19,577)
Total other income (expense)	672,648	87,025	171	87,196	(4,902)	(13,071)	(17,973)
Loss from continuing operations before taxes	(20,176,322)	(12,355,459)	(48,109)	(12,403,568)	(11,358,519)	(338,804)	(11,697,323)

Income taxes (expense) credit	728,601	-	-	-	-	-	-
Loss from Continuing operations	(19,447,721)	(12,355,459)	(48,109)	(12,403,568)	(11,358,519)	(338,804)	(11,697,323)

Loss on discontinued operations, net of taxes	-	(3,119,152)	-	(3,119,152)	(2,438,514)	-	(2,438,514)

Net loss	$(19,447,721)	$(15,474,611)	$(48,109)	$(15,522,720)	$(13,797,033)	$(338,804)	$(14,135,837)
Other comprehensive income (loss):
Cumulative translation adjustment	(307,950)	15,254	963	16,217	78,650	(9,627)	69,023
Unrecognized gain (loss) on investments	(1,376,540)	1,611,045	-	1,611,045	(198,200)	-	(198,200)
Total other comprehensive income (loss):	(1,684,490)	1,626,299	963	1,627,262	(119,550)	(9,627)	(129,177)
Comprehensive income (loss)	$(21,132,211)	$(13,848,312)	$(47,146)	$(13,895,458)	$(13,916,583)	$(348,431)	$(14,265,014)

Loss per share for continuing operations:
Basic	$(1.70)	$(1.43)	$(0.09)	$(1.35)	$(1.96)	$(0.45)	$(1.79)
Diluted	$(1.70)	$(1.43)	$(0.09)	$(1.35)	$(1.96)	$(0.45)	$(1.79)

Loss per share for discontinued operations:
Basic	$-	$(0.36)	$-	$(0.34)	$(0.42)	$-	$(0.37)
Diluted	$-	$(0.36)	$-	$(0.34)	$(0.42)	$-	$(0.37)

Net loss per share:
Basic	$(1.70)	$(1.79)	$(0.09)	$(1.69)	$(2.38)	$(0.45)	$(2.16)
Diluted	$(1.70)	$(1.79)	$(0.09)	$(1.69)	$(2.38)	$(0.45)	$(2.16)

Weighted average common shares outstanding:
Basic	11,472,306	8,627,094	555,335	9,182,429	5,792,888	753,522	6,546,410
Diluted	11,472,306	8,627,094	555,335	9,182,429	5,792,888	752,522	6,545,410

* These line items include the following amounts of non-cash, stock-based compensation expense for the periods indicated:

	Year Ended December 31, 2015	Year ended Ended December 31, 2014			Year ended Ended December 31, 2013
	CBMG	CBMG	Agreen	Pro forma	CBMG	Agreen	Pro forma
	As stated	As stated	Pro forma Adjustment	Consolidated	As stated	Pro forma Adjustment	Consolidated

Cost of sales	144,200	28,972	-	28,972	-	-	-
General and administrative	4,948,375	1,991,047	-	1,991,047	4,229,107	-	4,229,107
Selling and marketing	188,579	34,299	-	34,299	605	-	605
Research and development	2,311,283	474,567	-	474,567	151,366	-	151,366
	7,592,437	2,528,885	-	2,528,885	4,381,078	-	4,381,078

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

Results of Operations:

Revenues
				2015 versus 2014		2014 versus 2013
	2015	2014	2013	Change	Percent	Change	Percent

Year ended December 31,	$2,505,423	$564,377	$204,914	$1,941,046	344%	$359,463	175%

Fiscal Year Ended December 31, 2015, Compared to Fiscal Year Ended December 31, 2014

In late 2014, with the acquisition of AG, we started generating revenue from immune-cell therapy technology consulting services.   We commenced providing similar immune-cell therapy technology consulting services to several agents/hospitals located in Beijing, Shanghai, Jinin and Anhui, which also constricted to the increase in revenue.  All the revenue was derived from technology consulting services for year ended December 31, 2015.

Fiscal Year Ended December 31, 2014, Compared to Fiscal Year Ended December 31, 2013

In 2014, with the acquisition of Agreen, we started generating revenue from technology consulting services in addition to the units of the A-StromalTM kits, while 2013 revenues were solely from sales of A-StromalTM kits.

Cost of Sales

				2015 versus 2014		2014 versus 2013
	2015	2014	2013	Change	Percent	Change	Percent

Year ended December 31,	$1,880,331	$242,215	$296,212	$1,638,116	676%	$(53,997)	(18)%

Fiscal Year Ended December 31, 2015, Compared to Fiscal Year Ended December 31, 2014

The increase in cost of sales was primarily attributable to the increase in revenue from technology consulting services and the inventory provision of $129,000 made in 2015 (2014:zero).   The cost was all incurred from the technology consulting services in 2015.

Fiscal Year Ended December 31, 2014, Compared to Fiscal Year Ended December 31, 2013

The decrease in cost of sales was attributable to the A-StromalTM kits sold. These kits were developed in late 2012 and early 2013 and over time, we discovered improved efficiencies and reduced the cost of production for each kit.  We have also started selling cell therapy treatments, and as more treatments become approved we will expect costs to be reflective of the treatments rather than the cost of the A-StromalTM kits.

General and Administrative Expenses

				2015 versus 2014		2014 versus 2013
	2015	2014	2013	Change	Percent	Change	Percent

Year ended December 31,	$13,068,255	$7,875,413	$9,162,172	$5,192,842	66%	$(1,286,759)	(14)%

Fiscal Year Ended December 31, 2015, Compared to Fiscal Year Ended December 31, 2014

Increased expenses in 2015 were associated with increased corporate activities related to the management and the development of our biomedicine business, which were primarily attributed to below facts:

●
An increase in stock-based compensation expense of $3,744,000, which primarily resulted from the new grants and higher fair value of unvested options in 2015 after the Company listed on Nasdaq in June 2014 compared with those unvested options as of December 31, 2014;

●	An increase in payroll of $314,000 in line with the headcount increase in management in 2015.;
●	An increase in depreciation and amortization of $235,000, which was mainly attributed to the knowhow and patents obtained from the acquisition of AG in third quarter 2014;
●	An increase in rental, property management and utility expenses of $466,000, which was mainly attributed to the new lease agreement concluded for the construction of Beijing GMP;
●	An increase in travelling expenses of $166,000; and
●	An increase in legal and other professional services of $101,000.

Fiscal Year Ended December 31, 2014, Compared to Fiscal Year Ended December 31, 2013

General and administrative expenses decreased in fiscal 2014 as compared to fiscal 2013 mainly due to the following:

●	Expenses associated with increased corporate activities related to the effects of our Merger in 2013:
°	A decrease in legal, professional and accounting services of $1,022,000;
°
A decrease in investor relations expense of $1,503,000, which mainly due to the Company issued 342,360 shares of common stock to specific stockholders and expensed $1,694,682 in connection with these issuances as the Company did not achieve ten Phase II clinical trials by March 31, 2013 in accordance with the terms and conditions of certain private placement agreements entered into by private investors in CBMG BVI and assumed by the Company; partially offset by

●	An increase in payroll expenses of $330,000;
●	An increase in depreciation expense of $264,000;
●	An increase in loss on disposal of asset of $222,000
●	An increase in other expenses of $139,000;
●	An increase in travel expense of $179,000; and
●	An increase in rent expense of $116,000.

 Sales and Marketing Expenses
				2015 versus 2014		2014 versus 2013
	2015	2014	2013	Change	Percent	Change	Percent

Year ended December 31,	$709,151	$314,894	$58,275	$394,257	125%	$256,619	440%

Fiscal Year Ended December 31, 2015, Compared to Fiscal Year Ended December 31, 2014

We are now increasing our sales and marketing teams in the immunotherapy business. Sales and marketing expenses increased by approximately $394,000 for the year ended December 31, 2015 as compared to the same period in 2014, primarily as a result of an increase in stock-based compensation expenses of $154,000, an increase in payroll expenses of $202,000, an increase in market analysis and other professional fees of $68,000 and an increase in travel expenses of $57,000, which partially offset by the decrease in conference expenses of $116,000. The Company sponsored China BioTherapy conference in 2014, while there was no such activity in 2015, which resulted in the decline of meeting and conference expenses.

Fiscal Year Ended December 31, 2014, Compared to Fiscal Year Ended December 31, 2013

Sales and marketing expenses increased in 2014 due to an increase of $145,000 in promotional and sponsorship fees for the China BioTherapy conference, $39,000 in payroll expense, $34,000 in stock-based compensation, $31,000 in travel & entertainment expense, and $8,000 in other expenses.

Research and Development Expenses
				2015 versus 2014		2014 versus 2013
	2015	2014	2013	Change	Percent	Change	Percent

Year ended December 31,	$7,573,228	$3,146,499	$2,041,872	$4,426,729	141%	$1,104,627	54%

Fiscal Year Ended December 31, 2015, Compared to Fiscal Year Ended December 31, 2014

Research and development costs increased by approximately $4,427,000 for year ended December 31, 2015 as compared to same period 2014 due primarily to increase of our immunotherapy research and development team, which resulted in an increase in payroll expenses of $1,246,000; an increase in stock-based compensation expenses of $1,834,000, an increase in clinical trial expenditure of $432,000, and increase in depreciation and amortization of $353,000, an increase in travelling expense of $216,000, an increase in raw material of $130,000 and an increase in rental of $127,000.

Fiscal Year Ended December 31, 2014, Compared to Fiscal Year Ended December 31, 2013

Research and development expenses increased in 2014.  The primary reason for the increase was that  we had undertaken significant activities surrounding the development of our biomedicine intellectual property, including the implementation of Phase IIb clinical trials for KOA in the first quarter of 2014 and kick-off the clinical trial for CD in the middle of 2014. In addition, the stock-based compensation increased by approximately $323,000 for the year ended December 31, 2014 compared with same period in 2013.

Impairment of Investments
				2015 versus 2014		2014 versus 2013
	2015	2014	2013	Change	Percent	Change	Percent

Year ended December 31,	$123,428	$1,427,840	$-	$(1,304,412)	(91)%	$1,427,840	0%

Fiscal Year Ended December 31, 2015, Compared to Fiscal Year Ended December 31, 2014

The impairment of investments for the year ended December 31, 2014 was attributed to the recognition of other than temporary impairment on the value of shares in one stock. In 2015, with the further decline of its fair value, additional impairment of $123,000 was provided against this stock.

Fiscal Year Ended December 31, 2014, Compared to Fiscal Year Ended December 31, 2013

Impairment of investments in 2014 was attributed to the recognition of other than temporary impairment on the value of shares in one stock and no such expense existed in 2013.

Operating Income (Loss)
				2015 versus 2014		2014 versus 2013
	2015	2014	2013	Change	Percent	Change	Percent

Year ended December 31,	$(20,848,970)	$(12,442,484)	$(11,353,617)	$(8,406,486)	68%	$(1,088,867)	10%

The increase in the operating loss for 2015 as compared to 2014 and 2013 was primarily due to changes in revenues, cost of sales, general and administrative expenses and research and development expenses, each of which was  described above.

Other Income (Expense)

				2015 versus 2014		2014 versus 2013
	2015	2014	2013	Change	Percent	Change	Percent

Year ended December 31,	$672,648	$87,025	$(4,902)	$585,623	673%	$91,927	(1875)%

Fiscal Year Ended December 31, 2015, Compared to Fiscal Year Ended December 31, 2014

Changes in other income for the year ended December 31, 2015 was primarily a decrease in fair value of accrued expenses for the acquisition of intangible assets of $346,000, government subsidy income of $233,000 and interest income of $42,000.  On June 26, 2015, the Company completed its acquisition of the certain license rights to technology and know-how from Blackbird and entered into an assignment and assumption agreement to acquire all of Blackbird’s right, title and interest in and to the exclusive worldwide license to a CD40LGVAX vaccine from the University of South Florida. According to the Asset Purchase Agreement, by and among the Company, Blackbird and its principals, 28,120 shares of Company common stock were issued as part of the consideration of this transaction. In addition, 18,747 shares of Company common stock (equal to $700,000 based on the 20-day volume-weighted average price of the Company’s stock on the closing date) will be delivered to Blackbird on the 6 month anniversary of the closing date upon satisfaction of certain conditions. Those shares were finally issued in November 2015 with unanimous consent of the Board. Above shares were revalued according to the fair market value as of issuance date and resulted in the other income of $346,000.

Other income for year ended December 31, 2014 consisted primarily of lease subsidy income, foreign exchange gains and losses on transactions in our biomedicine segment.

Fiscal Year Ended December 31, 2014, Compared to Fiscal Year Ended December 31, 2013

Other income (expense) was primarily the receipt of a lease subsidy granted by local government in 2014 of approximately $60,000 combined with foreign currency gain and interest income.  While in 2013, the expense was primarily due to foreign currency loss of approximately $6,000, offset partially by interest income of approximately $1,000.

Income Tax (Expenses) Credit

				2015 versus 2014		2014 versus 2013
	2015	2014	2013	Change	Percent	Change	Percent

Year ended December 31,	$728,601	$-	$-	$728,601	0%	$-	0%

Fiscal Year Ended December 31, 2015, Compared to Fiscal Year Ended December 31, 2014

Income tax expense in 2015 mainly included the current income tax credit of $733,000 as tax losses incurred in U.S. group companies for year ended December 31, 2015.

Fiscal Year Ended December 31, 2014, Compared to Fiscal Year Ended December 31, 2013

While we had optimistic plans for our business strategy, we determined that a valuation allowance was necessary given the current and expected near term losses and the uncertainty with respect to our ability to generate sufficient profits from our business model. Therefore, we established a valuation allowance for all deferred tax assets.

Loss from Continuing Operations

				2015 versus 2014		2014 versus 2013
	2015	2014	2013	Change	Percent	Change	Percent

Year ended December 31,	$(19,447,721)	$(12,355,459)	$(11,358,519)	$(7,092,262)	57%	$(996,940)	9%

Changes in loss from continuing operations were primarily attributable to changes in operating loss as described above.

Loss from Discontinued Operations
				2015 versus 2014		2014 versus 2013
	2015	2014	2013	Change	Percent	Change	Percent

Year ended December 31,	$-	$(3,119,152)	$(2,438,514)	$3,119,152	(100)%	$(680,638)	28%

Fiscal Year Ended December 31, 2015, Compared to Fiscal Year Ended December 31, 2014

Change in loss on discontinued operations was attributable to our decision to terminate this Consulting business segment in 2014 and therefore there was no profit or loss from discontinued operations in 2015.

Fiscal Year Ended December 31, 2014, Compared to Fiscal Year Ended December 31, 2013

Change in loss from discontinued operations was primarily attributable to our decision to terminate this Consulting business segment, as no meaningful revenues were generated in 2014 as compared to 2013.  The largest change was the reduction of revenues generated decreased by approximately $2,200,000 in 2014 compared with 2013.  The impairment of goodwill associated with the 2013 merger decreased by approximately $959,000.  Other income and expense decreased by approximately $320,000 related to interest paid from the 2013 merger agreement.  The income tax provision decreased by approximately $294,000.

Net Loss
				2015 versus 2014		2014 versus 2013
	2015	2014	2013	Change	Percent	Change	Percent

Year ended December 31,	$(19,447,721)	$(15,474,611)	$(13,797,033)	$(3,973,110)	26%	$(1,677,578)	12%

Changes in net loss were  primarily attributable to changes in operations of our biomedicine segment and the discontinued consulting segment, each of which was  described above.

Comprehensive Loss
				2015 versus 2014		2014 versus 2013
	2015	2014	2013	Change	Percent	Change	Percent

Year ended December 31,	$(21,132,211)	$(13,848,312)	$(13,916,583)	$(7,283,899)	53%	$68,271	0%

Fiscal Year Ended December 31, 2015, Compared to Fiscal Year Ended December 31, 2014

Comprehensive loss for the year ended December 31, 2015 included an unrecognized loss on investments of approximately $1,377,000, and a currency translation net loss of approximately $308,000 combined with the changes in net income.  The unrecognized loss on investments was primarily attributed to the valuation loss for the stock investment in Arem Pacific Corporation.

Fiscal Year Ended December 31, 2014, Compared to Fiscal Year Ended December 31, 2013

Comprehensive loss for 2014 was primarily reduced to unrecognized gain on shares of stocks of approximately $1,611,000, partially offset by currency translation of approximately $15,000 combined with the changes in net income.

Share-Based Compensation

Share-based compensation totaled $7.6 million in 2015 ($2.5 million in 2014 and $4.4 million in 2013). Share-based compensation was included in cost of sales and operating expenses.

As of December 31, 2015, unrecognized share-based compensation costs and the weighted average periods over which the costs are expected to be recognized were as follows:

	Shares	Unrealised Share-Based Compensation Costs	Weighted Average Period

Non-vested stock options	1,092,204	$12,977,214	1.68 year
Non-vested restricted stock	78,000	$1,744,171	1.79 year

LIQUIDITY AND CAPITAL RESOURCES

We had working capital of $13,675,034 as of December 31, 2015 compared to $12,019,143 as of December 31, 2014. Our cash position increased to $14,884,597 at December 31, 2015 compared to $14,770,584 at December 31, 2014, as we had an increase in cash generated from financing activities due to a private placement financing in 2015 for aggregate net proceeds of approximately $18,965,000, partially offset by an increase in cash used in operating and investing activities.

Net cash provided by or used in operating, investing and financing activities from continuing operations were as follows (in thousands):

Net cash used in operating activities was approximately $11,751,000, $10,300,000 and $8,455,000 for the years ended December 31, 2015, 2014 and 2013, respectively. The following table reconciles net loss to net cash used in operating activities:

				2015 versus 2014	2014 versus 2013
For year ended December 31,	2015	2014	2013	Change	Change
Net loss	$(19,447,721)	$(15,474,611)	$(13,797,033)	$(3,973,110)	$(1,677,578)
Income statement reconciliation items	9,595,098	7,100,381	6,126,978	2,494,717	973,403
Changes in operating assets, net	(1,898,475)	(1,346,662)	(785,309)	(551,813)	(561,353)
Net cash used in operating activities	$(11,751,098)	$(9,720,892)	$(8,455,364)	$(2,030,206)	$(1,265,528)

The 2015 change in operating assets and liabilities was primarily due to an increase in accounts receivables, long-term prepaid expenses combined with decreased tax payables and non-current liabilities partially offset by an increase in accrued expenses. The 2014 change in operating assets and liabilities was primarily due to an increase in prepaid expenses and long-term prepaid expenses combined with decreased other current liabilities partially offset by increase in accrued expenses while the change in 2013 was primarily due to a decrease in accrued expenses.

Net cash used in investing activities was approximately$7,702,000, $1,806,000 and $153,000 for the years ended December 31, 2015, 2014 and 2013, respectively.  These amounts were the result of acquisition of business, purchases of fixed assets and intangible assets.

Cash provided by financing activities was approximately $19,647,000, $19,110,000 and $11,597,000 for the years ended December 31, 2015, 2014 and 2013, respectively. These amounts were mainly attributable to the proceeds received from the issuance of common stock.

Liquidity and Capital Requirements Outlook

Excluding any potential sponsorship in the U.S. and other regions out of China CD40LGVAX Trial, we anticipate that the Company will require approximately $27.8 million in cash to operate as planned in the coming 12 months. Of this amount, approximately $21.1 million will be used to operate our facilities and offices, including but not limited to payroll expenses, rent and other operating costs, and to fund our research and development as we continue to develop our products through the clinical study process.  Approximately $0.4 million will be used to pay a finder's fee for previous private placement sale of equity, $6.3 million will be used as capital expenditure in machinery, equipment and facilities to expand our immune cell therapy business and CAR-T research and development, although we may revise these plans depending on the changing circumstances of our biomedicine business.

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

On February 4, 2016, the Company conducted an initial closing of a financing transaction (the “Financing”), pursuant to which it sold an aggregate of 263,158 shares of the Company’s common stock, par value $0.001 per share to Wuhan Dangdai Science & Technology Industries Group Inc. (the “Investor”) at $19.00 per share, for total gross proceeds of approximately $5 million. The Investor agreed to purchase, in one or more subsequent closings, up to an additional 2,006,842 shares on or before April 15, 2016, for a potential aggregate raise of $43.13 million. As we continue to incur losses, achieving profitability is dependent upon the successful development of our immune therapy business and commercialization of our technology in research and development phase, which is a number of years in the future. Once that occurs, we will have to achieve a level of revenues adequate to support our cost structure. We may never achieve profitability, and unless and until we do, we will continue to need to raise additional capital. Management intends to fund future operations through additional private or public debt or equity offerings, and may seek additional capital through arrangements with strategic partners or from other sources.

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

In order to finance our medium to long-term plans, we intend to rely upon external financing. This financing may be in the form of equity and or debt, in private placements and/or public offerings, or arrangements with private lenders. Due to our short operating history and our early stage of development, particularly in our biomedicine business, we may find it challenging to raise capital on terms that are acceptable to us, or at all. Furthermore, our negotiating position in the capital raising process may worsen as we consume our existing resources. Investor interest in a company such as ours is dependent on a wide array of factors, including the state of regulation of our industry in China (e.g. the policies of MOH and the CFDA), the U.S. and other countries, political headwinds affecting our industry, the investment climate for issuers involved in businesses located or conducted within China, the risks associated with our corporate structure, risks relating to our partners, licensed intellectual property, as well as the condition of the global economy and financial markets in general. Additional equity financing may be dilutive to our stockholders; debt financing, if available, may involve significant cash payment obligations and covenants that restrict our ability to operate as a business; our stock price may not reach levels necessary to induce option or warrant exercises; and asset sales may not be possible on terms we consider acceptable. If we are unable to raise the capital necessary to meet our medium- and long-term liquidity needs, we may have to delay or discontinue certain clinical trials, the licensing, acquisition and/or development of cell therapy technologies, and/or the expansion of our biomedicine business; or we may have to raise funds on terms that we consider unfavorable.

Off-Balance Sheet Transactions

We do not have any off-balance sheet arrangements except the lease and capital commitment described in "Contracted Obligations" below.

Contractual Obligations

We have various contractual obligations that will affect our liquidity. The following table sets forth our contractual obligations as of December 31, 2015.

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Capital Commitment	$193,373	$193,373	-	-	-
Operating Lease Obligations	$3,049,009	$1,015,863	$960,401	$680,235	$392,510
Total	$3,242,382	$1,209,236	$960,401	$680,235	$392,510

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Exposure to credit, liquidity, interest rate and currency risks arises in the normal course of the Company’s business.  The Company’s exposure to these risks and the financial risk management policies and practices used by the Company to manage these risks are described below.

Interest Rate Risk

The Company’s interest rate risk arises primarily from cash deposited at banks and the Company doesn’t have any interest-bearing long-term payable/ borrowing, therefore the exposure to interest rate risk is limited.

Credit Risk

The Company’s credit risk is primarily attributable to accounts receivable and other receivables.  The Company’s management has a credit policy in place and the exposure to credit risk is monitored on an ongoing basis.

In respect of accounts receivable and other receivables, individual credit evaluations are performed on all customers and the Company requires credit over a certain amount.  These evaluations focus on a customer’s history of making payments when due and its current ability to pay, and may also take into account information specific to the customer as well as pertaining to the economic environment in which the customer operates.  The Company requires customers to pay within 30 to 120 days from the date of billing.  Normally, the Company does not obtain collateral from customers.

The Company’s exposure to credit risk is influenced mainly by the individual characteristics of each customer rather than the industry or country in which the customers operate and therefore significant concentrations of credit risk primarily arise when the Company has significant exposure to individual customers.  The Company launched technology services from late 2014 and debtors are of high concentration in the start-up stage.  As of December 31, 2015, 92% of the total accounts receivables were due from the Company’s two largest customers.

Currency Risk

The Company is exposed to currency risk primarily from sales and purchases which give rise to receivables, payables that are denominated in a foreign currency (mainly RMB).  The Company has adopted USD as its functional currency, thus the fluctuation of exchange rates between RMB and USD exposes the Company to currency risk.

The following table details the Company’s exposure as of December 31, 2015 to currency risk arising from recognised assets or liabilities denominated in a currency other than the functional currency of the entity to which they relate.  For presentation purposes, the amounts of the exposure are shown in USD translated using the spot rate as of December 31, 2015.  Differences resulting from the translation of the financial statements of entities into the Company’s presentation currency are excluded.

	Exposure to foreign currencies (Expressed in USD)
	As of December 31, 2015
	RMB	USD
Cash and cash equivalents	3,905,460	382,222

Net exposure arising from recognised assets and liabilities	3,905,460	382,222

The following table indicates the instantaneous change in the Company’s net loss that would arise if foreign exchange rates to which the Company has significant exposure at the end of the reporting period had changed at that date, assuming all other risk variables remained constant.

	As of December 31, 2015

	Increase/(decrease) in foreign exchange rates	Effect on net loss (Expressed in USD)

RMB (against USD)	5%	176,162

	-5%	(176,162)

Results of the analysis as presented in the above table represent an aggregation of the instantaneous effects on each of the Company’s subsidiaries’ net loss measured in the respective functional currencies, translated into USD at the exchange rate ruling at the end of the reporting period for presentation purposes.

The sensitivity analysis assumes that the change in foreign exchange rates had been applied to re-measure those financial instruments held by the Company which expose the Company to foreign currency risk at the end of the reporting period, including inter-company payables and receivables within the Company which are denominated in a currency other than the functional currencies of the lender or the borrower.  The analysis excludes differences that would result from the translation of the financial statements of subsidiaries into the Company’s presentation currency.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Attached hereto and filed as a part of this Annual Report on Form 10-K are our Consolidated Financial Statements, beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

In June 2014, the Company announced the discontinuation of the Consulting segment, which was operating in the United States. Since then, the Company became a pure-play biotechnology company and its primary operations are in People’s Republic of China. Accordingly, on April 24, 2015, with the approval of its Audit Committee, the Company accepted the resignation of BDO USA, LLP (“BDO USA”) as its independent registered public accounting firm and engaged BDO China Shu Lun Pan Certified Public Accountants LLP (“BDO China”) as its new independent registered public accounting firm.

During the period from August 26, 2013 (the date BDO USA was engaged) through the date of filing of  the Form 8-K dated April 28, 2015 to report the above mentioned change of accountant, the Company has not had any disagreements with BDO USA on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to BDO USA’s satisfaction, would have caused BDO USA to make reference in connection with BDO USA’s opinion to the subject matter of the disagreement in their reports on the Company’s consolidated financial statements. In addition during such periods and through the date of filing of the Form 8-K, there were no “reportable events” as the term is described in Item 304(a)(1)(v) of Regulation S-K, except certain material weaknesses in the internal controls over financial reporting as disclosed in the Form 10-K for the fiscal year ended December 31, 2013, BDO USA’s reports on the Company’s consolidated financial statements as of and for the fiscal years ended December 31, 2014 and 2013 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles, except that the report for the year ended December 31, 2013 contained a going concern modification.

BDO China was a component auditor in 2014 to audit CBMG’s significant business components, and was involved in assessing the application of accounting principles and audit issues. In addition, BDO China provided audit services to the Company in connection with its business combination with Beijing Agreen Biotechnology Co., Ltd. Except as set forth above, during the years ended December 31, 2013 and 2014 and through the subsequent interim period prior to the Company’s engagement of BDO China, the Company did not consult with BDO China on either (1) the application of accounting principles to a specified transaction, either completed or proposed, (2) the type of audit opinion that may be rendered on the Company’s financial statements; or (3) any matter that was either the subject of a disagreement, as defined in Item 304(a)(1)(iv) of Regulation S-K, or a reportable event, as defined in item 304(a)(1)(v) of Regulation S-K. In addition, except as set forth above, BDO China did not provide any written or oral advice to the Company that BDO China concluded was an important factor considered by the Company in reaching a decision as to any accounting, auditing or financial reporting issue.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Our disclosure controls and procedures are designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our principal executive officer and principal financial officer by others within our organization. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2015 to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2015.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2015. Our internal control over financial reporting as of December 31, 2015, has been audited by BDO China, an independent registered public accounting firm, as stated in their report, which is included herein.

Changes in Internal Control over Financial Reporting

During the year ended December 31, 2015, there were no changes in our internal control over financial reporting that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

The Company commenced its Phase I Zhiyuan project in September 2015. This project will replace current manual controls over procurement, payment processes with IT controls and enhance other controls over other processes, such as expense claim, contract review etc. This project will help to improve the efficiency of the business and enhance compliance. All approval processes could be traced in the new system and users could track the progress and status of each application. Documentation is also enhanced.  The Phase I work has been completed in November 2015. The Company plans to launch Phase II Zhiyuan project in 2016, which will focus on enhancing the asset management processes, project management processes and other processes.

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
Class I

Class I directors serve for a term of three years, and are elected by the stockholders at the beginning of each term.  The full 3-year term for Class I directors extends from the date of the 2013 Annual Meeting of stockholders to the date of the 2016 annual meeting.

Class II

Class II directors serve for a term of three years, and are elected by the stockholders at the beginning of each term.  The full 3-year term for Class II directors extends from the date of the 2014 annual meeting to the date of the 2017 annual meeting.

Class III

Class III directors serve for a term of three years, and are elected by the stockholders at the beginning of each term.  The full 3-year term for Class III directors extends from the date of the 2015 annual meeting to the date of the 2018 annual meeting.

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

Name	Age	Position	Term
Wen Tao (Steve) Liu	60	Director	Class III
Wei (William) Cao	57	Director	Class III
Tony (Bizuo) Liu	51	Chief Executive Officer, Chief Financial Officer and Secretary	Class II
Chun Kwok Alan Au (2)(3)	44	Independent Director	Class II
Guotong Xu(2)	58	Independent Director	Class II

Gerardus A. Hoogland	60	Non-independent Director	Class I
David Bolocan (1)(2)	51	Independent Director	Class I
Terry A. Belmont (1)(3)	70	Chairman of the Board and Independent Director	Class I
Nadir Patel (1)(3)	46	Independent Director	Class III
Richard Wang	54	Chief Operating Officer	N/A
Yihong Yao	48	Chief Scientific Officer	N/A

(1)	Member of Audit Committee
(2)	Member of Compensation Committee
(3)	Member of Nominating and Corporate Governance Committee

The following is a brief description of the business experience during the past five years of each of the above-named persons:

Bizuo (Tony) Liu, Chief Executive Officer, Chief Financial Officer and Secretary

Tony Liu has served as the Company’s Chief Executive Officer since February 2016 and Chief Financial Officer and Secretary since January 2014.He has also served as Director of the Company from February 2013 to January 2014. Since January 2013, Mr. Liu has served as the Corporate Vice President at Alibaba Group, handling Alibaba’s overseas investments.  Since joining Alibaba in 2009, Mr. Liu has severed in various positions including Corporate Vice President at B2B corporate investment, corporate finance, and General Manager for a global ecommerce platform.  From July 2011 to December 2012, he served as CFO for HiChina, a subsidiary of Alibaba, an internet infrastructure service provider.  Prior to joining Alibaba, Mr. Liu spent 19 years at Microsoft Corporation where he served a variety of finance leadership roles. He was the General Manager at Corporate Strategy looking after Microsoft China investment strategy and Microsoft corporate strategic planning process.  Mr. Liu was a leader in Microsoft corporate finance organization during the 1990s as Corporate Accounting Director.  Mr. Liu earned a B.S. degree in Physics from Suzhou University, Suzhou, China and has completed MBA/MIS course work at Seattle Pacific University. Mr. Liu obtained his Washington State CPA certificate in 1992.

In considering Mr. Liu’s eligibility to serve on the Board, the Board considered Mr. Liu’s leadership, extensive accounting and financial control background, as well as multinational corporate executive management experience in diverse industries.

Wei (William) Cao, Director

From late September, 2013 to February 6, 2016 Mr. Cao served as the Company’s Chief Executive Officer.  Mr. Cao served as our President and Chief Operating Officer from February 2013 until September 29, 2013, when he was appointed as our Chief Executive Officer.  He continued to serve as our Chief Executive Officer until February 2016. Mr. Cao has served as a director on our Board since February 2013.  Prior to this, from August 2010 to February 2013, Dr. Cao served as President, COO and director of Cellular Biomedicine Group Ltd. (our predecessor corporation).  From August 2006 until July 2010, Dr. Cao served as general manager and chairman of Affymetrix China, a Company in the genetic analysis industry. Dr. Cao has over 30 years of professional experience in scientific research, product development and startups. He served as Technical Manager for Bayer Diagnostics Asia Pacific region (now Siemens), General Manager of GenoMultix Ltd. and President of Wuxi New District Hospital. Dr. Cao has extensive research experience in the immune-pharmacology field at Harvard Medical School and Stanford University Medical Center. Dr. Cao holds a Bachelor’s degree in Medicine from Fudan University Medical College, Shanghai China, and a Ph.D. in Pharmacology from Medical College of Virginia, Richmond Virginia. He is the inventor named in 26 patents in the field of genetic analysis and stem cell technology, especially adipose derived stem cell preparation and its disease treatment applications. In considering Dr. Cao’s eligibility to serve on the Board, the Board considered Dr. Cao’s scientific background and experience in the biotech industry.

Wen Tao (Steve) Liu, Director

From late September, 2013 to February 6, 2016, Dr. Liu served as Executive Chairman of the Board.  Dr. Liu also acted as our Chief Executive Officer from February 2013 to September 29, 2013, when he then took the role of President – North America, focusing on the Company’s business strategy in Canada and the United States, until May 1, 2014 Mr. Liu has served as a director since February 2013. Prior to this, Dr. Liu served as CEO of Cellular Biomedicine Group Ltd. (our predecessor corporation) since March 2012.  Dr. Liu has 29 years of professional career experience in bringing new products from inception to mass market, encompassing the biomedical, clean energy and semiconductors industries. Dr. Liu has led large organizations as well as entrepreneurial companies with a proven track record of delivering shareholder value. He is experienced in multi-cultural business environments and has gained respect and trust from customers, colleagues and industry leaders. Dr. Liu served as President and CEO of Seeo Inc. from July 2010 to February 2012, where he led a team of scientists and entrepreneurs for the commercialization of solid state lithium ion battery for electric vehicles and smart grid applications.  From 2003 to 2009, he was President and CEO of Shanghai Huahong NEC Electronics Company.  From 1989 to 2002, he was Vice President and GM of Peregrine Semiconductor, Vice President and GM of Integrated Device Technology, and Managing Director of Quality Semiconductor Australia.  Mr. Liu served at Cypress Semiconductor in various engineering roles from 1984 to 1989. Mr. Liu earned a Bachelor’s degree in Chemistry from Nanjing University, Nanjing China.  He holds a Master and Doctorate in Chemistry from Rensselaer Polytechnic Institute, Troy, New York.  In considering Dr. Liu’s eligibility to serve on the Board, the Board considered Dr. Liu’s prior experience as a leader and executive officer and his educational background.

Chun Kwok Alan Au - Director

Alan was served as a member of our Board since November 2014. He also sits on the Board's Compensation Committee and Nomination Committee.

Alan has over 15 years of experience across healthcare investment banking, private equity and venture capital investments in Asia/China, and started his advisory roles with healthcare players since early 2013. He is now Partner at GT Healthcare Group, a private equity fund focusing on cross border healthcare investments, and Partner of TUS-Lifetree Capital Partners, focusing on Chinese healthcare private equity investments. Alan is also an Adviser to Simcere Pharmaceutical Group, a leading pharma company in China, and  also a member of the Board, Audit Committee and Compensation Committee of China Nepstar Chain Drugstore Ltd. (NYSE: NPD). Besides, he also serves as a panel member for the Entrepreneur Support Scheme (ESS Program) of the Innovation and Technology Fund of the Hong Kong SAR Government.

From 2013 to 2015, Alan was Venture Partner of Ally Bridge Group, a cross border biotech investment fund focusing on bringing cutting edge technologies from the US into China. Alan was Head of Asia Healthcare Investment Banking of Deutsche Bank Group, advising healthcare IPOs and M&A in the region. Prior to that, he was Executive Director at JAFCO Asia Investment Group, responsible for healthcare investments in China from 2008 to 2010, and Investment Director at Morningside Group, responsible for healthcare investments in Asia from 2000 to 2005. From 1995 to 1999, Mr. Au worked at KPMG and KPMG Corporate Finance Ltd., responsible for regional M&A transactions and financial advisory services.

             Alan is a Certified Public Accountant in the U.S. and holds the Chartered Financial Analyst (CFA) designation. He is an associate member of the Hong Kong Institute of Financial Analysts and member of the American Institute of Certified Public Accountants. Alan received his Bachelor's degree in Psychology from the Chinese University of Hong Kong, and a Master's degree in Management from Columbia Business School in New York. In considering Mr. Au’s eligibility to serve on the Board, the Board considered Mr. Au's investment banking and capital market experience, as well as healthcare and pharmaceutical industry specific expertise.

Guotong Xu, M.D., Ph.D., - Director

Dr. Xu has served as an Independent Director of the Company since November 2014.

Dr. Xu has been a Professor of Ophthalmology and Regenerative Medicine since 2008, Dean of Tongji University School of Medicine and a Director of Stem Cell Bank of TUSM, an important base or a center for stem cell research and clinical application in China.

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

Dr. Xu has a PhD in pharmacology from University of North Texas Health Science Center, MD and Master of Medicial Scieces both from Peking Union Medical College, Chinese Academy of Medical Sciences, and a bachelor degree from Harbin Medical University in 1982. In considering Mr. Xu’s eligibility to serve on the Board, the Board considered Mr. Xu’s medical discipline, his broad academic and research background, as well as his stem cell research and clinical application involvement in China.

David Bolocan – Director

Mr. Bolocan has served as an Independent Director since September 2013. Mr. Bolocan has over 20 years of experience in retail banking and payments, with extensive expertise in deposit product development, pricing, marketing, advertising, distribution, customer segmentation, lifecycle management, and portfolio management.  Mr. Bolocan is currently a managing director for Argus Information and Advisory Services, LLC and leads the Retail Banking Solutions group which includes the Deposit Accounts Payment Study and retail banking client delivery groups.  Prior to joining Argus Mr. Bolocan held senior executive roles at SunTrust (Head of Consumer Deposit Products), JPM Chase (Head of Small Business Credit Products, Pricing and Analytics), MBNA/Bank of America (CMO of Small Business Lending), and consulting positions at Mercer Management Consulting, Mitchell Madison Group, and AlixPartners.  Mr. Bolocan received an MS/MBA from the MIT Sloan School of Management and a BA from Harvard University in Computer Science and Economics.  In considering Mr. Bolocan’s eligibility to serve on the Board, the Board considered Mr. Bolocan’s extensive experience in the management of large complex businesses, as well as his financial expertise.

Terry A. Belmont – Chairman of the Board and Director

Mr. Belmont has been serving CBMG as an Independent Director since December 2013 and as Vice Chairman of the Board from March 2015 to January 2016, when he was elected to serve as Chairman of the Board.

Mr. Belmont has over 35 years of experience in leading major medical centers and healthcare entities with multi-campus responsibilities. Before he retired from his CEO position at University of California, Irvine Health in June 2015, Mr. Belmont had lead the transition of this medical center into a leading regional and nationally recognized healthcare system. Among his notable accomplishments at UC Irvine Health, Mr. Belmont added the state of the art Douglas Hospital as part of UC Irvine Medical Center, a 7 story clinical laboratory building, the establishment or outpatient centers throughout the Orange County Region, the development of affiliated healthcare networks to serve the entire region and, most importantly, partnered with the leadership of the School of Medicine in significantly improving the medical center’s quality of care reputation throughout the United States.

From 2006 to 2009 Mr. Belmont served as CEO of Long Beach Memorial Medical Center and Miller Children’s Hospital. He has also served as president and chief executive officer in St. Joseph Hospital of Orange, Pacific Health Resources, California Hospital Medical Center and HealthForward. He continues to participate in several healthcare organizations in improving continuity of care in various California communities.

Mr. Belmont’s community involvement has included board positions with the March of Dimes, Orange County World Affairs Council, Southern California College of Optometry, American Heart Association and Children’s Fund. He also served on the Board of Trustees of the University of Redlands. He was also a founding board member of Pacificare Health Systems, which was acquired by United Healthcare in early 2000. Mr. Belmont received his master’s in public health with a major in hospital administration from UC Berkeley, and a bachelor’s in business from the University of Redlands. In considering Mr. Belmont's eligibility to serve on the Board, the Board considered Mr. Belmont's business acumen in the healthcare industry.

Gerardus A. Hoogland - Director

Mr. Hoogland has served as a Director of the Company since December 2013. Mr. Hoogland has over 20 years of experience in managing international pharmaceutical companies and providing consulting services to companies in the pharmaceutical and healthcare industries.  Since July 2013, he has served as Chief Executive Officer of HealthCrest AG, an investment and consulting company based in Zug, Switzerland. Prior to joining HealthCrest, Mr. Hoogland was the Executive Director and board member of Litha Healthcare Ltd., a healthcare company listed on Johannesburg Stock Exchange from July 2012 to July 2013. In 1997, Mr. Hoogland founded Pharmaplan Pty Ltd., a premier specialty pharmaceutical company located in South Africa, and was the company’s Chief Executive Officer from 1997 to July 2012. From 1996 to 1997, Mr. Hoogland has served as director of United Pharmaceutical Distributors (Pty) Ltd, which is located in South Africa. In 1994, Mr. Hoogland founded United Pharmaceutical Marketing Pty Ltd and was the company’s Chief Executive Officer from 1994 to 1995. From 1993 to 1994, Mr. Hoogland was Chief Executive Officer of Schering (SA) Pty Ltd and overall manager of both Schering’s pharmaceutical and agrochemical divisions in Southern Africa. From 1987 to 1993, Mr. Hoogland was Chief Executive Officer of Schering (New Zealand) Ltd and overall manager plus lead de facto Marketing & Sales Director in Schering AG’s New Zealand subsidiary.

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

Nadir Patel – Director

Mr. Patel has served as an Independent Director of the Company since January 2014. Mr. Patel is a senior Canadian diplomat currently serving in India. He previously held the position of Chief Financial Officer for Canada’s Department of Foreign Affairs, Trade and Development, which included the responsibilities of strategic planning, corporate finance and operations, risk management and performance. Mr. Patel has previously served as Canada’s Consul General in Shanghai, promoting trade and investment between Canada and China, as well as Canada’s Chief Air Negotiator where he negotiated bilateral treaties on behalf of the Canadian government.  Mr. Patel also serves on the Board of Governors of the International Development Research Centre (and on its Audit and Finance Committee), as well as the Advisory Board of Wilfrid Laurier University’s School of Business and Economics. He has a Master of Business Administration (MBA) from New York University’s Stern School of Business, the London School of Economics and Political Science, and the HEC Paris School of Management.  In considering Mr. Patel’s eligibility to serve on the Board, the Board considered his financial expertise, international experience, and knowledge of corporate governance practices through his past participation on public sector boards.

Richard Wang – Chief Operating Officer

Mr. Wang has been Chief Operating Officer of the Company since May 2015. Mr. Wang held the position of senior site leader of GSK R&D in Shanghai, China, since 2013, and also held the position of Senior Director and Head of Operations of GSK R&D since 2011. Mr. Wang has been an experienced leader, manager and scientist in pharmaceutical R&D organizations of several multinational companies both in the US and latest in China for the past 21 years. From 2007 to 2011, Mr. Wang was the Director, Head of Strategic Alliance (Asia), and Portfolio and Operation Management of Innovation Center China & Global Oncology, AstraZeneca Global R&D in Shanghai, China. From 2004 to 2007, Mr. Wang was Associate Director, Discovery Portfolio and Early Development Project Management, R&D Operations Pharmaceutical Research Institute, Bristol-Myers Squibb, in Wallingford, Connecticut. He holds a bachelor’s degree in Cell Biology from University of Science & Technology of China, a PhD in Molecular Biology from University of Maryland, Baltimore, and an MBA from Xavier University.

Yihong Yao – Chief Scientific Officer

Mr. Yao has been Chief Scientific Officer since August 2015. Mr. Yao brings nearly twenty years of experience in the life sciences industry and academia with strong expertise in clinical biomarker discovery and development, strategy and personalized medicine. From 2005 until his appointment as Chief Scientific Officer, Mr. Yao served in various senior scientific positions at MedImmune, including most recently as director and head of pharmacogenomics and bioinformatics in the department of Translational Sciences from 2011 to July 2015. From 2001 to 2005, Mr.Yao served as Senior Scientist, Translational Science at Abbott Bioresearch Center. He holds a bachelor’s degree in Biochemistry from Fudan University, Shanghai, China, a master’s degree in Bioinformatics from Boston University, and a PhD in Molecular Biology and Biochemistry from the University of Kansas, and he was a postdoctoral fellow at Johns Hopkins University School of Medicine.

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

We believe that all of the Company's executive officers, directors and 10% stockholders have timely complied with their filing requirements during the year ended December 31, 2015, except that Richard Wang and Yihong Yao inadvertently did not timely file one SEC Form 3 in 2015; Terry Belmont inadvertently reported late two acquisitions of stock option in 2014 and one disposal of common stock that transpired in 2015; Yihong Yao inadvertently reported late one acquisition of common stock in 2015; Andrew Chan inadvertently reported late one acquisition of common stock and one disposal of common stock that transpired in 2015; Wen Tao Liu inadvertently reported late one acquisition of stock options, one acquisition of common stock and one disposal of common stock that transpired in 2015; Tony Liu inadvertently reported late four acquisitions of stock options that transpired in 2015; William Cao inadvertently reported late three acquisitions of stock options, two acquisitions of common stock and six disposals of common stock that transpired in 2015; and Nadir Patel inadvertently did not timely report two acquisitions of stock options in 2014 and one acquisition of stock options in 2015.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth for the years ended December 31, 2015, 2014, and 2013 compensation awarded to, paid to, or earned by, Steve Liu (our former President and Chairman of the Board), William Cao (our former CEO), Bizuo (Tony) Liu (our current CEO and CFO), Andy Chan (our former CFO, Senior Vice President, Corporate Business Development), Richard L Wang (our current COO) and Yihong Yao (our current CSO).

Name and Principal Position	Year	Salary	Bonus	Stock	Option	Non-Equity	Nonqualified	All Other	Total
		($)	($)	Awards	Awards	Incentive Plan	Deferred	Compensation	($)
				($)	($)	Compensation	Compensation	($)
						($)	Earnings
							($)
Wen Tao (Steve) Liu, Director, Former President and Chairman of the Board	2015	150,000	-	-	697,860	-	-	-	847,860
	2014	200,004	-	37,727	-	-	-	-	237,731
	2013	168,750	33,750	-	472,770	-	-	-	675,270
Wei (William) Cao, Director, Former Chief Executive Officer	2015	247,717	-	-	4,723,010	-	-	-	4,970,727
	2014	225,000	-	-	-	-	-	-	225,000
	2013	172,917	34,583	-	664,335	-	-	-	871,835
Bizuo (Tony) Liu, Chief Financial Officer and Director	2015	226,750	-	-	3,507,780	-	-	-	3,734,530
	2014	155,491	-	-	1,141,712	-	-	-	1,297,203
	2013	-	-	-	-	-	-	-	-
Andrew Chan, Senior Vice President, Corporate Business Development	2015	228,338	61,217	-	-	-	-	-	289,555
	2014	220,006	-	46,200	209,625	-	-	-	475,831
	2013	166,667	33,333	-	210,120	-	-	-	410,120
Richard L. Wang, Chief Operating Officer	2015	128,461	-	590,800	659,100	-	-	-	1,378,361
	2014	-	-	-	-	-	-	-	-
	2013	-	-	-	-	-	-	-	-
Yihong Yao, Chief Scientific Officer	2015	116,045	-	613,865	490,000	-	-	-	1,219,910
	2014	-	-	-	-	-	-	-	-
	2013	-	-	-	-	-	-	-	-

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

On May 24, 2015, the Board approved the appointment of Richard L. Wang as the Company’s Chief Operating Officer.  In connection with Mr. Wang’s appointment, the Company entered into an agreement with Mr. Wang, pursuant to which Mr. Wang will receive an annual base salary of $210,000. The term of the agreement is effective as of May 18, 2015 for a period of three years, with a probation period from May 18, 2015 to November 18, 2015.  Additionally, on May 18, 2015 the Company issued to Mr. Wang 20,000 restricted common stock and 30,000 options to purchase common stock with full vesting of 30%, 30% and 40% at each year anniversary of the grant date for 3 years.  The strike price related to above option was $29.54 and its expiration date is May 18, 2025.

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

In January 2016, the Company and each of Wei (William) Cao and Wen Tao (Steve) Liu mutually agreed not to renew their employment agreements at the end of their respective terms.

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

Compensation Discussion And Analysis

2015 LISTED OFFICERS

Wen Tao (Steve) Liu  - Executive Chairman of the Board, (term as Chairman expired in February 2016)
Wei (William) Cao  - Chief Executive Officer (resigned as Chief Executive Officer effective February 2016)
Bizuo (Tony) Liu  - Chief Financial Officer and Secretary (also appointed as Chief Executive Officer effective February 2016)
Richard Wang – Chief Operating Officer
Yihong Yao – Chief Scientific Officer

This section explains how the Compensation Committee of the Board of Directors oversees our executive compensation programs and discusses the compensation earned by CBMG’s listed officers, as presented in the tables below under “Executive Compensation”.

Executive Summary

BUSINESS PERFORMANCE AND PAY

2015 was a growth year for CBMG, reflected in our top-line growth and the acquisition of USF’s GVAX and PLAGH’s CAR-T cancer immune-cell technologies.

	2015	2014	Change
Revenue	$2.51 million	$0.56 million	Up 344%
Gross Margin	24.9%	57.1%	Down 32.2 points
Operating Income (Loss)	($20.8 million)	($12.4 million)	Down 68%
Net Income (Loss)	($20 million)	($15.5 million)	Down 29.4%
Earnings/ (Loss) Per Share	$-1.74	$-1.79	Up 2.9%

For fiscal year ended December 31, 2015, we achieved net revenue of $2.51 million, up 344% from 2014, operating loss of $20.8 million, down 68% from 2014, and diluted loss per share of $1.74, an improvement of 2.9% from 2014.  Our TCM immune cell consultation & technical services business continued to grow in 2015.  Operationally we added over 60 staffs and moved deeper into the cancer vaccine and immune cell therapy market by acquiring vaccine technology from the United States and CAR-T technology from China.  Total Shareholder Return (TSR) is a measure of the performance of the Company stock over time. It combines stock price appreciation and dividends paid, if any, to show the total return to the shareholder expressed as an annualized percentage.  The Company’s TSR was 153% for 2014 and 66.5% for 2015, substantially higher than the Nasdaq Healthcare Index’s 28.5% and 6.9%, and Russell 3000 Index’s 12.6% and 0.48%, respectively. Because our Stock and Option grants and awards are based on the grant date and cannot be accrued in accordance with U.S. GAAP the 2013 earned awards are included in 2014 and the 2014 earned awards are reported in 2015.

We used the Black Scholes model for our stock options grant valuation.  Specifically we used the following assumptions in our modeling for the 2015 issued options:

●	Expected volatility – 88.41% to 99.27%; and
●	Risk-free rate of return – 1.39% to 1.92% ; and
●	Dividend yield –zero; and
●	Time to exercise – six years.

In addition, we did not consider non-transferability but used a 15% risk of forfeiture for employees and advisors and zero percent for Directors and Officers.

Because the majority of our executive compensation is tied to performance and TSR, our Executive Chairman, Chief Executive Officer and Chief Financial Officer each saw an increase in compensation in 2015 as compared to 2014.  The annual total compensation, based on the 2015 performance, resulted in a year-over-year increase in compensation for our listed officers.  In addition, in 2015 we started granting restricted stock units (RSUs) to our listed officers, which better align their compensation with the long-term interests of CBMG stockholders by focusing our executive officers on TSR.  We believe the compensation structure and the stock awards in the talent acquisition of our Chief Operating Officer and Chief Scientific Officer in 2015 are commensurate with industry standard in the highly in-demand immune cell therapy and executives with substantial big pharma experience.

Stockholder Engagement and “Say on Pay” Vote

At our annual meeting of stockholders in 2014, our shareholders approved by advisory vote the Company’s compensation to its executives and determined to conduct advisory votes every three years.   As such, we plan to next provide shareholders with a non-binding advisory vote on executive compensation at our 2017 annual meeting of stockholder.  The Compensation Committee plans to take into consideration the percentage of votes cast “For” our advisory “say on pay” resolution in 2017. The Board believes that “say on pay” “For” results can be an affirmation of the structural soundness of our executive compensation programs. Therefore, no significant changes have been made to the executive compensation program for 2016.

2015 Compensation of Our Listed Officers

PERFORMANCE AND INCENTIVE PAY FOR 2015

CBMG has a long-standing commitment to pay-for-performance that we implement by providing the majority of compensation through arrangements that are designed to hold our executive officers accountable for business results and reward them for strong corporate performance and creation of value for our stockholders. Our executive compensation programs are periodically adjusted over time so that they support our business goals and promote long-term growth of the company.

As illustrated below, approximately 95% of targeted total direct compensation for Mr. Cao in 2015 was performance-based, consisting of approximately 95% equity, and 0% annual incentive cash. Only 5% of his compensation, in the form of base salary, was fixed, ensuring a strong link between his targeted total direct compensation and the company result.

The majority of executive compensation for our listed officers is delivered through programs that link pay realized by executive officers with operational result and with TSR. As noted above, equity-based compensation consists of variable performance- based stock options and RSUs, which aligns compensation with the long-term interests of CBMG’s stockholders by focusing our listed officers on TSR. As a result, total compensation for each listed officer varies with both individual performance and CBMG’s performance in achieving financial and non- financial objectives.

The following chart shows the allocation of the listed officers’ total direct compensation paid or granted for 2015, reflecting the extent to which their total direct compensation consists of performance-based compensation.
2015 Total Direct Compensation Chart

The majority of executive compensation for our listed officers is delivered through programs that link pay realized by executive officers with  both operational results and TSR. As noted above, equity-based compensation consists of variable performance- based stock options and RSUs, which aligns compensation with the long-term interests of CBMG’s stockholders by focusing our listed officers on TSR. As a result, total compensation for each listed officer varies with both individual performance and CBMG’s performance in achieving financial and non- financial objectives established by our Compensation Committee.

2015 INCENTIVE COMPENSATION PAYOUTS

Although the 2014 goal attainment for the Chief Executive Officer and Chief Financial Officer were 94.8% and 91.6% respectively, there were no incentive cash paid out to the listed officers in 2014 as majority of the focus for our developmental pre-revenue company was on TSR and the officers chose to align their incentive with TSR by receiving such compensation in Stock and Option Awards.

Following the end of fiscal 2015, the Compensation Committee has been reviewing and certifying the annual incentive plan performance results.  Once this evaluation has been completed, it will determine the final payouts.

The table below summarizes the 2015 performance goals criteria which the Compensation Committee uses to evaluate the listed officers’ performance and determine their incentive compensation payouts.

Category	2015 Goals
Financials	Growth in Top Line and Gross Margin, management of approved budget, and maintenance of ample working capital
Corporate Development	Develop strategic partnership and acquisition of complementary technologies
Product Development	Manage Clinical Trials execution

2015 CASH COMPENSATION

As reflected in the table below, Mr. Cao and Mr. Tony Liu’s salary were increased to reflect the industry standard, while Mr. Steve Liu’s salary was reduced to reflect reduced responsibilities.

	2015 Base Salary ($)	2014 Base Salary ($)	Change 2015 vs 2014
William Cao	247,717	225,000	10%
Tony Liu	226,750	155,491	46%
Richard Wang	128,461	NA	NA
Yihong Yao	116,045	NA	NA
Steve Liu	150,000	200,004	-25%

CHANGES TO COMPENSATION PROGRAM

Early 2016 saw major setback of the capital market, our stock price volatility and a much depressed biotech industry segment.   The Compensation Committee plans to monitor our compensation program, its structure and its individual components to ensure we provide a competitive executive compensation scheme commensurate to retain and attract talented leaders to bolster our continued journey to advance our clinical trials and to bring our cell therapies to commercialization.

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

On September 19, 2015, the Company held a Board meeting and approved new director compensation plan. The director compensation adjustment was made as a result of a compensation review undertaken by a professional, independent firm which included a comparison with industry peers. The finalized independent non-executive director compensation for 2016 is as follows:

	Cash compensation for 2016 ($)	Options granted for 2016 (note)	Total compensation ($)

Terry A. Belmont	60,300	8,761	201,000

David Bolocan	55,800	8,107	186,000

Nadir Patel	95,500	5,946	191,000

Chun Kwok Alan Au	34,800	5,056	116,000

Guotong Xu	22,800	3,313	76,000

Note: Above non-qualified options with exercise price of $20 were all granted on February 9, 2016 and will be fully vested on November 8, 2016.

 From January 2016, the Company determined that annual cash compensation (prorated daily) of $30,000 to be paid to each non-independent director.

 Service Agreement with Wei (William) Cao

The Company entered into a consulting agreement with Wei Cao, which is effective as of February 7, 2016 and terminate on February 7, 2018, pursuant to which Wei Cao will advise the Executive on M&A and other strategic opportunities, participate in the Company’s internal scientific review and actively work with the Company’s Scientific Advisory Board and provide other consulting services etc.  The Company agreed to: (i) pay cash compensation of $12,500 per month for an average of 10 hours of service per week; (ii) reimburse the actual travel and other out-of-pocket expenses incurred solely in connection with services performed pursuant to the Company’s request.  Prior to August 7, 2016, such expenses may include up to RMB10,000 per month for car and driver expenses incurred in Shanghai; (iii) pay premiums changed to continue medical coverage pursuant to the Company’s existing employee health plan during the 12-month period following February 7, 2016.  Provided Wei Cao is ineligible to receive, or the Company is not able to provide, continuation coverage under the Company’s existing employee health plan, the Company shall pay cash payment equal to $1,667 for each month during the period and aggregate cash payment should not exceed $20,000; (iv) the terms of stock options shall be amended as additional consideration for the services rendered as follows: 1) Any unvested portion of the Non-Qualified stock option with an exercise price of $15.53 issued dated December 31, 2014 will vest until February 4, 2017 at the existing monthly rate. The options will have an expiration date of August 6, 2017. After February 4, 2017 vesting will continue monthly for up to another 6 months as long as this agreement is effective.  However, after the termination of this agreement, all vesting will cease. Notwithstanding the above, if Wei Cao ceases to serve as a director of the Company prior to February 6, 2017, he will be deemed to have forfeited such options and any unvested options will vest and expire pursuant to the terms of the above-referenced stock option award agreement; 2)Any unvested portion of the non-qualified stock option issued dated February 20, 2013 shall immediately vest in full on February 6, 2016 and expire on February 6, 2017; 3)Options granted in September 2013 shall cease vesting February 6, 2016 and shall expire February 6, 2017; 4)Any other options held will cease to vest on February 6, 2016 and will expire on February 7, 2016.

Outstanding Equity Awards at Fiscal Year-End December 31, 2015

Name	Option awards					Stock awards
	Number of securities underlying unexercised options(#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equityincentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested(#)	Market value of shares of units of stock that have not vested($)	Equityincentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equityincentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Wen Tao (Steve) Liu, President and Chairman of the Board (1)	138,520	8,147	-	$3.00	2/20/2023	-	-	-	-
Wen Tao (Steve) Liu, President and Chairman of the Board (2)	11,222	22,445	-	$15.53	12/31/2021	-	-	-	-
Wei (William) Cao, Chief Executive Officer and Director (3)	86,852	3,148	-	$3.00	2/20/2023	-	-	-	-
Wei (William) Cao, Chief Executive Officer and Director (4)	47,500	22,500	-	$5.40	9/30/2023	-	-	-	-
Wei (William) Cao, Chief Executive Officer and Director (5)	10,000	20,000		$20.63	7/23/2021	-	-	-	-
Wei (William) Cao, Chief Executive Officer and Director (6)	10,000	20,000		$20.63	8/14/2021	-	-	-	-
Wei (William) Cao, Chief Executive Officer and Director (7)	33,667	67,333		$15.53	12/31/2021	-	-	-	-
Wei (William) Cao, Chief Executive Officer and Director (8)	-	60,000		$35.53	4/6/2025	-	-	-	-
Andrew Chan, Senior Vice President, Corporate Business Development (9)	38,891	2,592	-	$3.00	2/20/2023	-	-	-	-
Andrew Chan, Senior Vice President, Corporate Business Development (10)	22,742	18,194	-	$5.61	5/16/2024	-	-	-	-
Bizuo (Tony) Liu, Chief Financial Officer (11)	162,917	92,083	-	$5.00	1/3/2024	-	-	-	-
Bizuo (Tony) Liu, Chief Financial Officer (12)	4,858	442	-	$7.23	3/5/2023	-	-	-	-
Bizuo (Tony) Liu, Chief Financial Officer (13)	5,000	10,000	-	$20.63	7/23/2021	-	-	-	-
Bizuo (Tony) Liu, Chief Financial Officer (14)	5,000	10,000	-	$20.63	8/14/2021	-	-	-	-
Bizuo (Tony) Liu, Chief Financial Officer (15)	32,600	65,200	-	$15.53	12/31/2021	-	-	-	-
Bizuo (Tony) Liu, Chief Financial Officer (16)	2,667	5,333	-	$15.53	12/31/2021	-	-	-	-
Bizuo (Tony) Liu, Chief Financial Officer (17)	-	30,000	-	$35.53	4/6/2025	-	-	-	-
Terry A. Belmont (18)	4,000	-		$12.94	12/9/2024	-	-	-	-
	3,000	-		$15.62	11/7/2024	-	-	-	-
David Bolocan (19)	7,000	-	-	$5.41	10/4/2023	-	-	-	-
	7,000	-	-	$18.60	10/4/2024	-	-	-	-
Jianping Dai (20)	883	-	-	$4.95	3/29/2023	-	-	-	-
	7,000	-	-	$5.40	9/26/2023	-	-	-	-
Healthcrest Ag (21)	3,180	2,120	-	$5.50	12/9/2023	-	-	-	-
Nadir Patel (22)	5,000	-	-	$5.00	1/3/2024	-	-	-	-
	2,000	-	-	$15.62	11/7/2024	-	-	-	-
	-	5,000	-	$13.79	1/3/2025
Chun Kwok Alan Au (23)	4,000	-	-	$15.62	11/7/2024	-	-	-	-
Guotong Xu (24)	2,000	-	-	$15.62	11/7/2024	-	-	-	-
Richard L. Wang, Chief Operation Officer (25)	-	30,000	-	$29.54	5/18/2025	-	-	-	-
Richard L. Wang, Chief Operation Officer (26)	-	-	-	-	N/A	20,000	$590,800	-	-
Yihong Yao, Chief Scientific Officer (27)	-	25,000	-	$26.53	8/4/2025	-	-	-	-
Yihong Yao, Chief Scientific Officer (28)	-	-	-	-	N/A	25,000	$594,250	-	-

(1)
Represents an option to purchase up to 146,667 shares that were issued on 2/20/2013 with a monthly vesting schedule over a 36 month period, an exercise price of $3.00 and an expiration date of 2/20/2023.

(2)	Represents an option to purchase up to 33,667 shares that were issued on 2/11/2015 vesting 1/3 on 12/31/2015 and each anniversary, an exercise price of $15.53 and an expiration date of 12/31/2021.
(3)
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

(4)
Represents an option to purchase up to 90,000 shares that were issued on 9/30/2013 with a monthly vesting schedule over a 36 month period, an exercise price of $5.40 and an expiration date of 9/30/2023, within which 20,000 shares has been exercised in 2015.

(5)	Represents an option to purchase up to 30,000 shares that were issued on 2/11/2015 vesting 1/3 on 7/23/2015 and each anniversary, an exercise price of $20.63 and an expiration date of 7/23/2021.
(6)	Represents an option to purchase up to 30,000 shares that were issued on 2/11/2015 vesting 1/3 on 8/14/2015 and each anniversary, an exercise price of $20.63 and an expiration date of 8/14/2021.
(7)	Represents an option to purchase up to 101,000 shares that were issued on 2/11/2015 vesting 1/3 on 12/31/2015 and each anniversary, an exercise price of $15.53 and an expiration date of 12/31/2021.
(8)
Represents an option to purchase up to 60,000 shares that were issued on 4/6/2015, with full vesting of 30%, 30% and 40% at each year anniversary of the grant date for 3 years, an exercise price of $35.53 and an expiration date of 4/6/2025.

(9)
Represents an option to purchase up to 46,667 shares that were issued on 2/20/2013 with a monthly vesting schedule over a 36-month period, an exercise price of $3.00 and an expiration date of 2/20/2023, within which 5,184 shares has been exercised in 2015.

(10)
Represents an option to purchase up to 47,000 shares that were issued on 5/16/2014 with a monthly vesting schedule over a 31-month period, an exercise price of $5.61 and an expiration date of 5/16/2024, within which 6,064 shares has been exercised in 2015.

(11)	Represents an option to purchase up to 255,000 shares that were issued on 1/3/2014 with a monthly vesting schedule over a 36-month period, an exercise price of $5 and an expiration date of 1/3/2024.
(12)	Represents an option to purchase up to 5,300 shares that were issued on 3/5/2013 with a monthly vesting schedule over a 36-month period, an exercise price of $7.23 and an expiration date of 3/5/2023.
(13)	Represents an option to purchase up to 15,000 shares that were issued on 2/11/2015 vesting 1/3 on 7/23/2015 and each anniversary, an exercise price of $20.63 and an expiration date of 7/23/2021.
(14)	Represents an option to purchase up to 15,000 shares that were issued on 2/11/2015 vesting 1/3 on 8/14/2015 and each anniversary, an exercise price of $20.63 and an expiration date of 8/14/2021.
(15)	Represents an option to purchase up to 97,800 shares that were issued on 2/11/2015 vesting 1/3 on 12/31/2015 and each anniversary, an exercise price of $15.53 and an expiration date of 12/31/2021.
(16)	Represents an option to purchase up to 8,000 shares that were issued on 2/11/2015 vesting 1/3 on 12/31/2015 and each anniversary, an exercise price of $15.53 and an expiration date of 12/31/2021.
(17)
Represents an option to purchase up to 30,000 shares that were issued on 4/6/2015, with full vesting of 30%, 30% and 40% at each year anniversary of the grant date for 3 years, an exercise price of $35.53 and an expiration date of 4/6/2025.

(18)
Represents an option to purchase up to 4,000 shares issued on 12/9/2014 with full vesting at the one year anniversary of the grant date, an exercise price of $12.94 and an expiration date of 12/9/2024 as well as an additional option to purchase up to 3,000 shares issued on 11/7/2014 with full vesting at the one year anniversary of the grant date, an exercise price of $15.62 and an expiration date of 11/7/2024.

(19)
Represents an option to purchase up to 7,000 shares that were issued on 10/4/2013, with full vesting at the one year anniversary of the grant date, an exercise price of $5.41 and an expiration date of 10/4/2023 and an additional option to purchase up to 7,000 shares that were issued on 10/4/2014, with full vesting at the one year anniversary of the grant date, an exercise price of $18.6 and an expiration date of 10/4/2024.

(20)
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

(21)
Represents an option to purchase up to 5,300 shares that were issued on 12/09/2013, with full vesting of 30%, 30% and 40% at each year anniversary of the grant date for 3 years, an exercise price of $5.50 and an expiration date of 12/09/2023.

(22)
Represents an option to purchase up to 5,000 shares that were issued on 1/3/2014, with full vesting at the one year anniversary of the grant date, an exercise price of $5 and an expiration date of 1/3/2024, an additional option to purchase up to 2,000 shares that were issued on 11/7/2014, with full vesting at the one year anniversary of the grant date, an exercise price of $15.62 and an expiration date of 11/7/2024, and an additional option to purchase up to 5,000 shares that were issued on 1/3/2015, with full vesting at the one year anniversary of the grant date, an exercise price of $13.79 and an expiration date of 1/3/2025.

(23)
Represents an option to purchase up to 4,000 shares that were issued on 11/7/2014, with full vesting at the one year anniversary of the grant date, an exercise price of $15.62 and an expiration date of 11/7/2024.

(24)
Represents an option to purchase up to 2,000 shares that were issued on 11/7/2014, with full vesting at the one year anniversary of the grant date, an exercise price of $15.62 and an expiration date of 11/7/2024.

(25)
Represents an option to purchase up to 30,000 shares that were issued on 5/18/2015, with full vesting of 30%, 30% and 40% at each year anniversary of the grant date for 3 years, an exercise price of $29.54 and an expiration date of 5/18/2025.

(26)	Represents a right to obtain restricted stock up to 20,000 shares that were issued on 5/18/2015, with full vesting of 30%, 30% and 40% at each year anniversary of the grant date for 3 years.
(27)
Represents an option to purchase up to 25,000 shares that were issued on 8/4/2015, with full vesting of 30%, 30% and 40% at each year anniversary of the grant date for 3 years, an exercise price of $26.53 and an expiration date of 8/4/2025.

(28)	Represents a right to obtain restricted stock up to 25,000 shares that were issued on 8/4/2015, with full vesting of 30%, 30% and 40% at each year anniversary of the grant date for 3 years.

Option Exercises and Stock Vested during the Year-End December 31, 2015

Name	Option awards		Stock awards
	Number of shares acquired on exercise	Value realized on exercise ($)	Number of shares acquired on vesting	Value realized on vesting ($)

Wen Tao (Steve) Liu, Director	33,333	1,126,989	-	-

Wei (William) Cao, Director	20,000	269,800	-	-

Andrew Chan, Senior Vice President, Corporate Business Development	44,581	765,384	-	-

Terry A. Belmont, Independent Director, Chairman of the Board	4,000	126,600	-	-

Yihong Yao, Chief Scientific Officer	-	-	500	18,755

2015 DIRECTOR COMPENSATION TABLE

Name	Year	Salary	Bonus	Stock	Option	Non-Equity	Nonqualified	All Other	Total
		($)	($)	Awards	Awards	Incentive Plan	Deferred	Compensation	($)
				($)	($)	Compensation	Compensation	($)
						($)	Earnings
		(note 1)			(note 2)		($)
Terry A. Belmont	2015	30,000	-	-	-	-	-	-	30,000
David Bolocan	2015	30,000	-	-	-	-	-	-	30,000
Wei (William) Cao	2015	18,337	-	-	-	-	-	-	18,337
Gerardus A. Hoogland	2015	20,004	-	-	-	-	-	-	20,004
Bizuo (Tony) Liu	2015	20,004	-	-	-	-	-	-	20,004
Wen Tao (Steve) Liu	2015	20,004	-	-	-	-	-	-	20,004
Nadir Patel	2015	30,000	-	-	60,617	-	-	-	90,617
Chun Kwok Alan Au	2015	30,000	-	-		-	-	-	30,000
Guotong Xu	2015	32,500	-	-		-	-	-	32,500

Note 1: Salary disclosed above is on a cash basis.

Note 2: Option awards of $60,617 to Nadir Patel is the consideration for his 2015 service, which was granted in 2015. For other independent directors, their option awards for 2015 services were disclosed in 2014 10-K as those options were granted in 2014. The expense related to those option awards were amortised over the service period in accordance with U.S. GAAP.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table lists ownership of Common Stock as of February 29, 2016. The information includes beneficial ownership by (i) holders of more than 5% of parent Common Stock, (ii) each of our directors and executive officers and (iii) all of our directors and executive officers as a group. Except as noted below, to our knowledge, each person named in the table has sole voting and investment power with respect to all shares of the Company’s Common Stock beneficially owned by them. Except as otherwise indicated below, the address for each listed beneficial owner is c/o Cellular Biomedicine Group, Inc., 19925 Stevens Creek Blvd., Suite 100, Cupertino, California, 95014.

Name and Address of Beneficial Owner	Shares of Common Stock	Percent
	Beneficially Owned	of Class

Named Executive Officers and Directors

Wen Tao (Steve) Liu (1)	370,965	2.9%
Director

Wei (William) Cao (2)	384,508	3%
Director

Bizuo (Tony) Liu (3)	350,818	2.8%
Director, Chief Executive Officer, Chief Financial Officer and Secretary

Andrew Chan (4)	210,411	1.7%
Senior Vice President, Corporate Business Development

Yihong Yao	500	*
Chief Scientific Officer (5)

Gerardus A. Hoogland (6)	3,180	*
Non-independent Director

David Bolocan (7)	24,000	*
Independent Director

Terry A. Belmont (8)	7,000	*
Independent Director, Chairman of the Board

Nadir Patel (9)	12,000	*
Independent Director

Chun Kwok Alan Au (10)	4,000	*
Independent Director

Guotong Xu (11)	2,000	*
Independent Director

All Officers and Directors as a Group	1,369,382	10.8%

5% or more Stockholders

Mission Right Limited (12)	1,036,040	8.6%

Leung Pak To (13)	711,220	5.9%

Cellular Immunity Tech Ltd. (14)	753,522	6.3%

ING Asia Private Bank LTD	629,229	5.3%

* Less than 1%
(1)
Total shares owned by Wen Tao (Steve) Liu includes (i) 153,418 shares of common stock; (ii)146,667 options issued under 2011 Plan vested/to be vested within 60 days  as of February 29, 2016; (iii) 11,222 options issued under 2014 Plan vested/to be vested within 60 days as of February 29, 2016.

(2)
Wei (William) Cao shares voting and dispositive power over the shares held by W & J Development Ltd. with his spouse. Total shares owned by Mr. Cao includes (i) 174,472 shares directly by him; (ii) 25,145 shares held by W & J Development Ltd.; (iii) 90,000 options issued under the 2011 Plan vested/to be vested within 60 days as of February 29, 2016; (iv) 50,000 options issued under the 2013 Plan vested/to be vested within 60 days as of February 29, 2016, (v) 44,891 options issued under the 2014 Plan vested/to be vested within 60 days as of February 29, 2016.

(3)
Total shares owned by Bizuo (Tony) Liu includes (i) 100,000 shares of common stock; (ii)5,300 options issued under 2011 Plan vested/to be vested within 60 days as of February 29, 2016; (iii)191,251 options issued under 2013 Plan vested/to be vested within 60 days as of February 29, 2016; (iv) 54,267 options issued under 2013 Plan vested/to be vested within 60 days as of February 29, 2016.

(4)
Total shares owned by Andrew Chan includes (i) 145,757 shares of common stock; (ii)38,880 options issued under 2011 Plan vested/to be vested within 60 days as of February 29, 2016; (iii) 25,774 options issued under 2013 Plan vested/to be vested within 60 days as of February 29, 2016.

(5)	Total shares owned by Yihong Yao includes 500 shares of common stock.

(6)
Total shares owned by Gerardus Hoogland includes 3,180 options issued under 2013 Plan vested as of February 29, 2016. Mr. Hoogland was nominated to the Board pursuant to the terms of an advisory agreement with Healthcrest AG dated August 23, 2013. Mr. Hoogland is chief executive officer of Healthcrest.  Healthcrest is 100% owned by Jacesa Investments Ltd, which is 100% owned by Rosetrust Nominees Ltd.  Howard Rosen controls Rosetrust Nominees Ltd. In addition to the 3,180 vested options held directly by Mr. Hoogland, Healthcrest and its affiliates beneficially own an aggregate of 393,932 shares of CBMG common stock, of which 119,000 shares are held in Healthcrest’s name.  Except for the options issued as compensation for services as a director of CBMG, Mr. Hoogland disclaims beneficial ownership of all of the CBMG shares attributed to Healthcrest and its affiliates.

(7)	Total shares owned by David Bolocan includes (i) 10,000 shares of common stock; (ii) 14,000 options issued under 2013 Plan vested as of February 29, 2016.

(8)	Total shares owned by Terry A. Belmont includes 7,000 options issued under 2013 Plan vested as of February 29, 2016.

(9)	Total shares owned by Nadir Patel includes 12,000 options issued under 2013 Plan vested as of February 29, 2016.

(10)	Total shares owned by Chun Kwok Alan Au includes 4,000 options issued under 2013 Plan vested as of February 29, 2016.

(11)	Total shares owned by Guotong Xu includes 2,000 options issued under 2013 Plan vested as of February 29, 2016.

(12)
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

(13)	711,220 shares beneficially owned by Mr. Leung are held by Full Moon Resources Limited, an entity which Mr. Leung controls.

(14)
Cellular Immunity Tech Ltd. is beneficially owned by 7 companies.   Agreen – Tech Ltd. accounts for 45% of its interest and is owned by Dr. Kou Zhongxun, who is the employee of the company. Pureland Evergreen Ltd. accounts for 26% of the interest and is owned by Xu Chengbin, who is the employee of the company.  Agreen Cellular Immunotherapy Ltd. accounts for 10% of the interest and is owned by Zhang Wei.  Cellular Immunotherapy Ltd. is owned by Li Yaohua, who is the employee of the company. Biotechnology – Tech Ltd. accounts for 5% of the interest and is owned by Wu Pengfei, who is the employee of the company. Heaven Mind Ltd. accounts for 5% of the interest and is owned by Wu Shanshan, who is the employee of the company.  Index Hong Kong Limited accounts for 4% of the interest and is owned by Zhang Dong.

ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

At the closing of the merger, the Company entered into executive employment agreements with each of Wen Tao (Steve) Liu, Wei (William) Cao and Andrew Chan dated February 6, 2013, as amended (each an “Employment Agreement,” collectively, the “Employment Agreements”).  For further information about such Employment Agreements, see the discussion under the heading “Executive Employment Agreements” on, which is hereby incorporated by reference.

On August 23, 2013, the Company entered into an Advisory Agreement with HealthCrest AG, a Switzerland company (“HealthCrest”), pursuant to which the Company engaged HealthCrest as a non-exclusive corporate and business development advisor. Mr. Geradrdus A. Hoogland, a director of the Company, is the Chief Executive Officer of HealthCrest. In consideration of the services provided by HealthCrest, the Company will issue to HealthCrest 119,000 shares of the Company’s common stock, which will vest over 28 months. The Company may repurchase the unvested shares at a price of $6.70 per share upon material breach of the terms of the Advisory Agreement on the part of HealthCrest.  HealthCrest will also be entitled to certain transaction-based compensation under the Advisory Agreement. The term of the Agreement is between September 1, 2013 and December 31, 2015, provided either party may terminate the agreement upon 30 days written notice after November 29, 2013. This Advisory Agreement was not renewed upon the expiration of the agreement.

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

As of December 31, 2015 and 2014 the accrued compensation liability to the officers was $300,874 and $-0-, respectively.

The Company lent petty cash to Tony (Bizuo) Liu and Yihong Yao, its current CFO and CSO, for business travel purpose respectively.  As of December 31, 2015, other receivables due from Tony (Bizuo) Liu and Yihong Yao were $2,120 and $17,094, respectively.  As of December, 2014, other receivables due from Tony (Bizuo) Liu was $5,801.

Prior to August 26, 2014, Global Health was the Company’s largest shareholder and affiliate. The Company received income from the Subsidiaries of Global Health for cell kits with cell processing and storage for the year ended December 31, 2014 of approximately $179,000.  On August 26, 2014, Global Health Investment Holdings Ltd. disseminated its CBMG shareholdings, on a pro rata basis, to its shareholders and Global Health is no longer the Company’s affiliate since then.

Except as disclosed herein, there have been no transactions or proposed transactions in which the amount involved exceeds $120,000 since January 1, 2015 or are currently being proposed in which any of our directors, executive officers or beneficial holders of more than 5% of the outstanding shares of common stock, or any of their respective relatives, spouses, associates or affiliates, has had or will have any direct or material indirect interest.

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

Director Independence

 In determining the independence of our directors, the Board applied the definition of “independent director” provided under the listing rules of The NASDAQ Stock Market LLC (“NASDAQ”). Pursuant to these rules, and after considering all relevant facts and circumstances, the Board affirmatively determined that Messrs. David Bolocan, Terry A. Belmont, Nadir Patel, Chun Kwok Alan Au and Guotong Xu, each of whom are now serving on the Board and are continuing to serve their terms, are each independent within the definition of independence under the NASDAQ rules.  Wen Tao (Steve) Liu, Wei (William) Cao, Bizuo (Tony) Liu and Gerardus A. Hoogland, are not independent directors.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company paid or accrued the following fees in each of the prior two fiscal years to its principal accountants, BDO China Shu Lun Pan Certified Public Accountant, LLP, Dahua CPA Co., Ltd., and BDO USA, LLP:

	Year ended December 31, 2015	Year ended December 31, 2014	Year ended December 31, 2013

Audit and review fees
BDO USA, LLP	137,801	217,256	200,000
BDO Shanghai, LLP	148,894	118,049	43,578
Dahua CPA Co., Ltd.	-	3,257	23,726
Taravan, Askelson & Company	-	-	107,293
Shanghai Ying Ming De CPA SGP	1,514	-	-
Wuxi Zhong Xing CPA Co., Ltd.	757	-	-
C.K.Lam & Co.	1,721	-	-
	290,687	338,562	374,597

Other assurance and tax fees
Shanghai Ying Ming De CPA SGP	3,785	-	-
Wuxi Zhong Xing CPA Co., Ltd.	1,666	-	-
Total of audit related and tax fees	5,451	-	-

Overall total of audit, review and assurance fees	$296,138	$338,562	$374,597

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Exhibit Number	Description
2.1	Plan of reorganization and exchange agreement (1)
2.2	Agreement and Plan of Merger, dated November 13, 2012 (17)
2.3	Amendment No. 1 to Agreement and Plan of Merger, dated January 15, 2013 (18)
2.4	Amendment No. 2 to Agreement and Plan of Merger, dated January 31, 2013 (19)
2.5	Amendment No. 3 to Agreement and Plan of Merger, dated February 5, 2013 (20)
3.1	Articles of Incorporation of Cellular Biomedicine Group, Inc., filed herewith.
3.2	Corporate bylaws for Cellular Biomedicine Group, Inc., filed herewith.
4.1	Form of lock-up agreement (1)
4.2	2007 Stock Incentive Plan, dated June 14, 2007 (3)
4.3	2008 Employees and Consultants Stock Option Plan, dated August 20, 2008 (8)
4.4	2009 Stock Option Plan (10)
4.5	2011 Incentive Stock Option Plan (22)
4.6	Amended and Restated 2011 Incentive Stock Option Plan (23)
4.7	2013 Stock Incentive Plan (28)
4.8	2014 Stock Incentive Plan (29)
10.1	Consulting Employment Agreement between EastBridge Investment Group Corporation and Keith Wong dated June 1, 2005 (1)
10.2	Consulting Employment Agreement between EastBridge Investment Group Corporation and Norm Klein dated June 1, 2005 (1)
10.3	Listing Agreement signed with Amonics Limited, dated November 23, 2006 (English translation) (2)
10.4	Listing Agreement signed with Tianjin Hui Hong Heavy Steel Construction Co., Ltd, dated December 3, 2006 (English translation) (2)
10.5	Listing Agreement signed with NingGuo Shunchang Machinery Co., Ltd., dated January 6, 2007 (English translation) (2)
10.6	Listing Agreement with Hefe Ginko Real Estate Company, Ltd., dated July 24, 2007 (English translation) (4)
10.7	Share Exchange Agreement with AREM Wine Pty, Ltd., dated September 21, 2007 (5)
10.8	Listing and Consultant Agreement with AREM Wine Pty, Ltd., dated September 27, 2007 (6)
10.9	Listing Agreement with Beijing Zhong Zhe Huang Holding Company, Ltd., dated October 4, 2007 (English translation) (7)
10.10	Listing Agreement with Qinhuangdao Huangwei Pharmaceutical Company Limited, dated December 29, 2007 (English translation) (12)
10.11	US Listing Agreement with Anhui Wenda Educational & Investment Management Corporation, dated April 12, 2008 (English translation) (12)
10.12	Stock Purchase Agreement with Ji-Bo Pipes & Valves Company, dated September 21, 2008 (9)
10.13	Stock Purchase Agreement with Aoxing Corporation, dated September 21, 2008 (9)
10.14	US Listing Agreement with Foshan Jinkuizi Technology Limited Company, dated September 22, 2008 (English translation) (12)
10.15	Letter Agreement with Alpha Green Energy Limited, dated February 18, 2009 (12)
10.16	Listing Agreement with AREM Pacific Corporation, dated April 30, 2009 (12)
10.17	Change in Terms Agreement between EastBridge Investment Group Corporation and Goldwater Bank, N.A. dated May 6, 2009 (12)

Exhibit Number	Description
10.18	Listing Agreement with SuZhou KaiDa Road Pavement Construction Company Limited, dated November 3, 2009 (English translation) (12)
10.19	Listing Agreement with Long Whole Enterprises, Ltd., dated November 28, 2009 (English translation) (12)
10.20	Listing Agreement with Beijing Tsingda Century Education Investment and Consultancy Limited, dated December 24, 2009 (English translation) (12)
10.21	Listing Agreement with StrayArrow International Limited, dated April 11, 2010 (English translation) (13)
10.22	Listing Agreement with Hangzhou Dwarf Technology Ltd., dated September 26, 2010 (English translation) (14)
10.23	Bridge Capital Raise Agreement with FIZZA, LLC, dated December 1, 2010 (confidential treatment requested for redacted portions) (15)
10.24	Stock Purchase Agreement with An Lingyan, dated December 14, 2012 (1)
10.25	Form of Listing Agreement (16)
10.26	Tsingda Stock Purchase Agreement dated as of December 17, 2012 (16)
10.27	Employment Agreement with Wen Tao (Steve) Liu, dated February 6, 2013(30)
10.8	Employment Agreement with Wei (William) Cao, dated February 6, 2013(30)
10.29	Employment Agreement with Andrew Chan, February 6, 2013(30)
10.30	Form of Director Agreement(31)
10.31	Amendment to Employment Agreement with Wen Tao (Steve) Liu, dated August 20, 2013(30)
10.32	Amendment to Employment Agreement with Wei (William) Cao, dated August 20, 2013(30)
10.33	Amendment to Employment Agreement with Andrew Chan, dated August 20, 2013(30)
10.34	Advisory Services Agreement, dated August 23, 2013, by and between Cellular Biomedicine Group Inc. and HealthCrest AG(30)
10.35	Purchase Agreement, dated September 10, 2013, by and between Cellular Biomedicine Group (Shanghai) Ltd. and Fisher Scientific Worldwide (Shanghai) Co., Ltd. (30)
10.36	Technical Service Contract, dated September 22, 2013, by and between Cellular Biomedicine Group (Shanghai) Ltd. and National Engineering Research Center of Tissue Engineering. (30)
10.37	Clinical Trial Agreement, dated November 6, 2013, by and between Cellular Biomedicine Group (Shanghai) Ltd. and Renji Hospital(30)
10.38	Clinical Trial Agreement, dated December 20, 2013, by and between Cellular Biomedicine Group (Shanghai) Ltd. and China Armed Police General Hospital(30)
10.39	Consulting Agreement with Wei (William) Cao, dated February 7, 2016*
10.40	Form of Subscription Agreement (24)
10.41	Employment Agreement with Bizuo (Tony) Liu, dated January 3, 2014 (25)
10. 42	Framework Agreement by and among the Company, Agreen Biotech Co. Ltd. and its Shareholders, dated August 02, 2014 (26)
10.43	Technology Transfer Agreement by and between the Company and the General Hospital of the Chinese People’s Liberation Army, dated February 4, 2015*
10.44	Asset Purchase Agreement, dated June 8, 2015, by and among the Company, Blackbird BioFinance, LLC, Scott Antonia and Sam Shrivastava (27)
10.45	Patent Transfer Agreement, dated November 16, 2015, by and between CBMG Shanghai and China Pharmaceutical University*
10.46	Clinical Trial Agreement, dated December 15, 2015, by and between CBMG Shanghai and Renji Hospital*
14.1	Code of Ethics for EastBridge Investment Group Corporation (1)
21	Subsidiaries of the Company*
23.1	Consent of BDO USA LLP*
23.2	Consent of BDO China Shu Lun Pan Certified Public Accountants LLP *
31	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer and Chief Financial Officer*
32	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*      Filed herewith.

———————
1.	Incorporated by reference filed with the Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on October 30, 2006 (File No. 000-52282)
2.	Incorporated by reference filed with the Registration Statement on Form 10-SB/A filed with the Securities and Exchange Commission on February 27, 2007 (File No. 000-52282)
3.	Incorporated by reference filed with the Registration Statement on Form S-8 filed with the Securities and Exchange Commission on June 19, 2007 (File No. 333-143878)
4.	Incorporated by reference filed with the Form 8-K filed with the Securities and Exchange Commission on July 20, 2007 (File No. 000-52282)
5.	Incorporated by reference filed with the Form 8-K filed with the Securities and Exchange Commission on September 25, 2007 (File No. 000-52282)
6.	Incorporated by reference filed with the Form 8-K filed with the Securities and Exchange Commission on October 1, 2007 (File No. 000-52282)
7.	Incorporated by reference filed with the Form 8-K filed with the Securities and Exchange Commission on October 9, 2007 (File No. 000-52282)
8.	Incorporated by reference filed with the Registration Statement on Form S-8 filed with the Securities and Exchange Commission on August 22, 2008 (File No. 333-153129)
9.	Incorporated by reference filed with the Form 8-K filed with the Securities and Exchange Commission on October 22, 2008 (File No. 000-52282)
10.	Incorporated by reference filed with the Registration Statement on Form S-8 filed with the Securities and Exchange Commission on April 15, 2009 (File No. 333-158583)
11.	Incorporated by reference filed with the Form 8-K/A filed with the Securities and Exchange Commission on December 12, 2013 (File No. 000-52282)
12.	Incorporated by reference filed with the Form 10-K filed with the Securities and Exchange Commission on April 15, 2010 (File No. 000-52282)
13.	Incorporated by reference filed with the Form 8-K filed with the Securities and Exchange Commission on July 14, 2010 (File No. 000-52282)
14.	Incorporated by reference filed with the Form 8-K filed with the Securities and Exchange Commission on November 12, 2010 (File No. 000-52282
15.	Incorporated by reference filed with the Form 8-K filed with the Securities and Exchange Commission on December 7, 2010 (File No. 000-52282)
16.	Incorporated by reference filed with the Form 10-K filed with the Securities and Exchange Commission on June 18, 2013 (File No. 000-52282)
17.	Incorporated by reference filed with the Form 8-K filed with the Securities and Exchange Commission on November 20, 2012 (File No. 000-52282)
18.	Incorporated by reference filed with the Form 8-K filed with the Securities and Exchange Commission on January 22, 2013 (File No. 000-52282)
19.	Incorporated by reference filed with the Form 8-K filed with the Securities and Exchange Commission on February 4, 2013 (File No. 000-52282)
20.	Incorporated by reference filed with the Form 8-K filed with the Securities and Exchange Commission on February 12, 2013 (File No. 000-52282)
21.	Incorporated by reference filed with the Form 8-K filed with the Securities and Exchange Commission on January 3, 2012 (File No. 000-52282)
22.	Incorporated by reference filed with the Registration Statement on Form S-8 filed with the Securities and Exchange Commission on March 7, 2012 (File No. 333-179974)
23.	Incorporated by reference filed with the Form 10-K filed with the Securities and Exchange Commission on April 4, 2013 (File No. 000-52282)
24.	Incorporated by reference filed with the Form 8-K filed with the Securities and Exchange Commission on December 16, 2013 (File No. 000-52282)
25.	Incorporated by reference filed with the Form 8-K filed with the Securities and Exchange Commission on January 3, 2014 (File No. 000-52282)
26.	Incorporated by reference filed with the Form 8-K filed with the Securities and Exchange Commission on October 2, 2014 (File No. 001-36498)
27.	Incorporated by reference filed with the Form 8-K filed with the Securities and Exchange Commission on July 2, 2015 (File No. 001-36498)
28.	Incorporated by reference filed with Schedule 14A filed with the Securities and Exchange Commission on November 21, 2013 (File No. 000-52282)
29.	Incorporated by reference filed with Schedule 14A filed with the Securities and Exchange Commission on September 23, 2014 (File No. 001-36498)
30	Incorporated by reference filed with the Form 10-K filed with the Securities and Exchange Commission on April 15, 2014 (File No. 000-52282).
31	Incorporated by reference filed with the Form 10-K filed with the Securities and Exchange Commission on March 31, 2015 (File No. 001-36498).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Registrant	Cellular Biomedicine Group, Inc.

Date: March 11, 2016	By:	/s/ Bizou (Tony) Liu
Bizuo (Tony) Liu
Chief Executive Officer and Chief Financial Officer (principal executive officer and financial and accounting officer)

 Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Terry A. Belmont	Chairman of the Board of Directors	March 11, 2016
Terry A. Belmont

/s/ Wei (William) Cao	Director	March 11, 2016
Wei (William) Cao

/s/ Bizuo (Tony) Liu	Chief Executive Officer, Chief Financial Officer and Secretary	March 11, 2016
Bizuo (Tony) Liu	(principal executive officer and financial and accounting officer)

/s/ Wen Tao (Steve) Liu	Director	March 11, 2016
Wen Tao (Steve) Liu

/s/ David Bolocan	Director	March 11, 2016
David Bolocan

/s/ Gerardus A. Hoogland	Director	March 11, 2016
Gerardus A. Hoogland

/s/ Nadir Patel	Director	March 11, 2016
Nadir Patel

/s/ Chun Kwok Alan Au	Director	March 11, 2016
Chun Kwok Alan Au

/s/ Guotong Xu	Director	March 11, 2016
Guotong Xu

CELLULAR BIOMEDICINE GROUP, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Cellular Biomedicine Group, Inc.

We have audited the accompanying consolidated balance sheet of Cellular Biomedicine Group, Inc. and its subsidiaries and variable interest entities (the “Company”) as of December 31, 2015 and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2015, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 11, 2016 expressed an unqualified opinion thereon.

/s/ BDO China Shu Lun Pan Certified Public Accountants LLP

BDO China Shu Lun Pan Certified Public Accountants LLP

Shenzhen, the People’s Republic of China
March 11, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Cellular Biomedicine Group, Inc.

We have audited the internal control over financial reporting of Cellular Biomedicine Group, Inc. and its subsidiaries and variable interest entities (the “Company”) as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”).  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Controls and Procedures, Management’s Annual Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audit also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Cellular Biomedicine Group, Inc. and its subsidiaries and variable interest entities as of December 31, 2015, and the related statements of operations and comprehensive loss, changes in stockholders’ equity and cash flows for the year then ended and our report dated March 11, 2016 expressed an unqualified opinion thereon.

/s/ BDO China Shu Lun Pan Certified Public Accountants LLP

BDO China Shu Lun Pan Certified Public Accountants LLP

Shenzhen, the People’s Republic of China
March 11, 2016

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Cellular Biomedicine Group, Inc.
Cupertino, California

We have audited the accompanying consolidated balance sheet of Cellular Biomedicine Group, Inc. (the “Company”) as of December 31, 2014, and the related consolidated statements of operations, comprehensive loss, changes in equity, and cash flows for the years ended December 31, 2014 and 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2014, and the results of its operations and its cash flows for the years ended December 31, 2014 and 2013 in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP

Phoenix, Arizona
March 31, 2015

CELLULAR BIOMEDICINE GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2015	2014

Assets
Cash and cash equivalents	$14,884,597	$14,770,584
Accounts receivable	630,332	141,029
Other receivables	271,344	135,957
Inventory	390,886	372,249
Prepaid expenses	367,050	565,299
Taxes recoverable	150,082	-
Other current assets	-	110,347
Total current assets	16,694,291	16,095,465

Investments	5,379,407	6,886,033
Property, plant and equipment, net	2,768,900	1,280,410
Goodwill	7,678,789	7,678,789
Intangibles, net	15,949,100	11,156,676
Long-term prepaid expenses and other assets	989,935	587,729
Total assets (1)	$49,460,422	$43,685,102

Liabilities and Stockholders' Equity

Liabilities:
Accounts payable	$260,886	$426,917
Accrued expenses	845,087	2,074,384
Taxes payable	-	814,288
Advances payable to related party	-	36,254
Other current liabilities	1,913,284	724,479
Total current liabilities	3,019,257	4,076,322

Other non-current liabilities	76,229	452,689
Total liabilities (1)	3,095,486	4,529,011

Commitments and Contingencies (note 16)

Stockholders' equity:

Preferred stock, par value $.001, 50,000,000 shares
authorized; none issued and outstanding as of
December 31, 2015 and 2014, respectively	-	-

Common stock, par value $.001, 300,000,000 shares authorized;
11,711,645 and 10,990,335 issued and outstanding
as of December 31, 2015 and 2014, respectively	11,711	10,990
Additional paid in capital	103,807,651	75,467,316
Accumulated deficit	(57,338,311)	(37,890,590)
Accumulated other comprehensive income (loss)	(116,115)	1,568,375
Total stockholders' equity	46,364,936	39,156,091
Total liabilities and stockholders' equity	$49,460,422	$43,685,102

(1)
The Company’s consolidated assets as of December 31, 2015 and 2014 included $6,115,073 and $5,508,459, respectively, of assets of variable interest entities, or VIEs, that can only be used to settle obligations of the VIEs.  Each of the following amounts represent the balances as of December 31, 2015 and 2014, respectively.  These assets include cash and cash equivalents of $1,821,883 and $3,496,678; accounts receivable of $337,345 and $141,029; other receivables of $136,621 and $127,280; inventory of $180,973 and $215,152; prepaid expenses of $250,123 and $193,613; other current assets of $ nil and $109,777; property, plant and equipment, net, of $1,145,924 and $1,055,648; intangibles of $1,892,551 and $42,779; and long-term prepaid expenses and other assets of $349,653 and $126,503.  The Company’s consolidated liabilities as of December 31, 2015 and 2014 included $1,478,160 and $1,434,826, respectively, of liabilities of the VIEs whose creditors have no recourse to the Company.   These liabilities include accounts payable of $38,004 and $10,572; other payables of $914,817 and $714,309; payroll accrual of $464,510 and $273,599; and other non-current liabilities of $60,829 and $436,346. See further description in Note 6, Variable Interest Entities.

The accompanying notes are an integral part of these consolidated financial statements.

CELLULAR BIOMEDICINE GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Year Ended December 31,
	2015	2014	2013
		(Note 23)	(Note 23)
Net sales and revenue	$2,505,423	$564,377	$204,914

Operating expenses:
Cost of sales	1,880,331	242,215	296,212
General and administrative	13,068,255	7,875,413	9,162,172
Selling and marketing	709,151	314,894	58,275
Research and development	7,573,228	3,146,499	2,041,872
Impairment of investments	123,428	1,427,840	-
Total operating expenses	23,354,393	13,006,861	11,558,531
Operating loss	(20,848,970)	(12,442,484)	(11,353,617)

Other income (expense):
Interest income	42,220	15,043	1,294
Other income (expense)	630,428	71,982	(6,196)
Total other income (expense)	672,648	87,025	(4,902)
Loss from continuing operations before taxes	(20,176,322)	(12,355,459)	(11,358,519)

Income taxes (expense) credit	728,601	-	-
Loss from continuing operations	(19,447,721)	(12,355,459)	(11,358,519)
Loss on discontinued operations, net of taxes	-	(3,119,152)	(2,438,514)
Net loss	$(19,447,721)	$(15,474,611)	$(13,797,033)
Other comprehensive income (loss):
Cumulative translation adjustment	(307,950)	15,254	78,650
Unrecognized gain (loss) on investments	(1,376,540)	1,611,045	(198,200)
Total other comprehensive income (loss):	(1,684,490)	1,626,299	(119,550)
Comprehensive loss	$(21,132,211)	$(13,848,312)	$(13,916,583)

Loss per share for continuing operations:
Basic	$(1.70)	$(1.43)	$(1.96)
Diluted	$(1.70)	$(1.43)	$(1.96)

Loss per share for discontinued operations:
Basic	$-	$(0.36)	$(0.42)
Diluted	$-	$(0.36)	$(0.42)

Net loss per share :
Basic	$(1.70)	$(1.79)	$(2.38)
Diluted	$(1.70)	$(1.79)	$(2.38)

Weighted average common shares outstanding:
Basic	11,472,306	8,627,094	5,792,888
Diluted	11,472,306	8,627,094	5,792,888

The accompanying notes are an integral part of these consolidated financial statements.

CELLULAR BIOMEDICINE GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

							Accumulated Other
	Common Stock		Preferred Stock		Additional	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Paid in Capital	Deficit	Income (Loss)	Total

Balance at December 31, 2012	3,710,560	$3,711	-	$-	$14,710,002	$(8,618,946)	$61,626	$6,156,393
Common stock issued with Private Placement Memorandum ("PPM")	1,434,778	1,435	-	-	8,990,956	-	-	8,992,391
Common stock issued for services	231,384	231	-	-	1,156,868	-	-	1,157,099
Stock based compensation	93,416	93	-	-	736,559	-	-	736,652
Restricted stock grants	-	-	-	-	255,993	-	-	255,993
Accrual of stock options	-	-	-	-	536,652	-	-	536,652
Reverse merger with EastBridge	1,570,299	1,571	-	-	9,780,223	-	-	9,781,794
Contigent stock issuance	342,360	342	-	-	1,694,340	-	-	1,694,682
Unrecognized loss on investments	-	-	-	-	-	-	(198,200)	(198,200)
Foreign currency translation	-	-	-	-	-	-	78,650	78,650
Net loss	-	-	-	-	-	(13,797,033)	-	(13,797,033)

Balance at December 31, 2013	7,382,797	$7,383	-	$-	$37,861,593	$(22,415,979)	$(57,924)	$15,395,073
Common stock issued with PPM	1,686,566	1,686	-	-	11,120,270	-	-	11,121,956
Common stock issued for services	43,760	44	-	-	578,937	-	-	578,981
Stock based compensation	13,413	13	-	-	207,188	-	-	207,201
Restricted stock grants	13,862	14	-	-	106,378	-	-	106,392
Accrual of stock options	-	-	-	-	1,636,311	-	-	1,636,311
Exercise of stock options	3,650	4	-	-	19,383	-	-	19,387
Exercise of warrant issued in PPM	1,017,765	1,018	-	-	7,998,978	-	-	7,999,996
Common stock issued for acquisition	828,522	828	-	-	15,938,278	-	-	15,939,106
Unrecognized gain on investments	-	-	-	-	-	-	1,611,045	1,611,045
Foreign currency translation	-	-	-	-	-	-	15,254	15,254
Net loss	-	-	-	-	-	(15,474,611)	-	(15,474,611)

Balance at December 31, 2014	10,990,335	10,990	-	-	75,467,316	(37,890,590)	1,568,375	39,156,091
Common stock issued with PPM	515,786	516	-	-	18,584,338	-	-	18,584,854
Common stock issued for acquisition of intangible assets	46,867	47	-	-	1,481,415			1,481,462
Restricted stock grants	6,253	6	-	-	410,314	-	-	410,320
Accrual of stock options	-	-	-	-	7,182,117	-	-	7,182,117
Exercise of stock options	152,404	152	-	-	682,151	-	-	682,303
Unrecognized loss on investments	-	-	-	-	-	-	(1,376,540)	(1,376,540)
Foreign currency translation	-	-	-	-	-	-	(307,950)	(307,950)
Net loss	-	-	-	-	-	(19,447,721)	-	(19,447,721)
Balance at December 31, 2015	11,711,645	$11,711	-	$-	$103,807,651	$(57,338,311)	$(116,115)	$46,364,936

The accompanying notes are an integral part of these consolidated financial statements.

CELLULAR BIOMEDICINE GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	December 31,
	2015	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(19,447,721)	$(15,474,611)	$(13,797,033)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	2,094,644	1,190,505	841,235
Loss on disposal of assets	1,444	257,672	-
Stock based compensation expense	7,592,438	2,528,885	4,381,077
Other than temporary impairment on investments	123,428	1,427,840	-
Realized losses from sale of investments	5,178	5,913	138,909
Value of stock received for services	-	(1,610,000)	(3,500,000)
Impairment of goodwill	-	3,299,566	4,258,967
Inventory provision	123,848	-	-
Decrease in fair value of accrued expenses for the acquisition of intangible assets	(345,882)	-	-
Third party services received in exchange for disposition of investment stock	-	-	83,334
Deferred tax	-	-	(76,544)
Changes in operating assets and liabilities:
Accounts receivable	(497,937)	20,645	10,102
Other receivables	(143,711)	(25,638)	50,160
Inventory	(142,486)	(78,310)	(81,878)
Prepaid expenses	181,679	(494,057)	(38,793)
Taxes recoverable	(150,082)	-	-
Other current assets	110,347	24,314	(84,661)
Investments	-	7,150	-
Long-term prepaid expenses and other assets	(384,432)	(504,678)	134,229
Accounts payable	(166,032)	165,517	40,862
Accrued expenses	396,557	409,109	(739,839)
Advance payable to related party	(30,216)	-	-
Other current liabilities	113,919	(694,131)	186,464
Taxes payable	(814,288)	(176,583)	(10,121)
Other non-current liabilities	(371,793)	-	(251,834)
Net cash used in operating activities	(11,751,098)	(9,720,892)	(8,455,364)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of business, net of cash acquired	(1,568,627)	(1,485,548)	-
Proceed from sale of investments, net of transaction costs	1,480	-	-
Purchases of intangible assets	(4,260,420)	(8,989)	(5,828)
Purchases of property, plant and equipment	(1,874,538)	(311,625)	(147,211)
Net cash used in investing activities	(7,702,105)	(1,806,162)	(153,039)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from the issuance of common stock	18,964,849	19,121,956	11,561,386
Proceeds from exercise of stock options	682,303	19,383	-
Advance from affiliates	-	-	36,614
Repayment of advance from affiliate	-	(31,745)	(1,250)
Net cash provided by financing activities	19,647,152	19,109,594	11,596,750

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(79,936)	12,829	41,972

INCREASE IN CASH AND CASH EQUIVALENTS	114,013	7,595,369	3,030,319
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	14,770,584	7,175,215	4,144,896
CASH AND CASH EQUIVALENTS, END OF PERIOD	$14,884,597	$14,770,584	$7,175,215

SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for income taxes	$108,075	$460,924	$-

Non-cash investing activities
Acquisition of intangible assets through issuance of the Company's stock	$1,481,462	$1,442,850	$-
Acquisition of business through issuance of the Company's stock	$-	$14,496,256	$-
Issuance of company stock for accrued liabilities and advances	$-	$-	$149,475

The accompanying notes are an integral part of these consolidated financial statements.

CELLULAR BIOMEDICINE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013
NOTE 1 – DESCRIPTION OF BUSINESS

As used in this report, "we", "us", "our", "CBMG", "Company" or "our company" refers to Cellular Biomedicine Group, Inc. and, unless the context otherwise requires, all of its subsidiaries.

Overview

Cellular Biomedicine Group, Inc. is a biomedicine company, principally engaged in the development of new treatments for cancerous and degenerative diseases utilizing proprietary cell-based technologies.  Our technology includes two major cell platforms: (i) Immune Cell therapy for treatment of a broad range of cancers using Vaccine, T Cells Receptor ("TCR") clonality analysis technology, and T Central Memory Cell ("Tcm") preparation methodologies, Chimeric Antigen Receptor T cell (“CAR-T”), and (ii) human adipose-derived mesenchymal progenitor cells (“haMPC”) for treatment of joint and autoimmune diseases, with primary research and manufacturing facilities in China.

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

With our 2014 acquisition of Agreen Biotech Co. Ltd. ("AG"), we are generating technical services revenue comprised of TCR clonality analysis technology and Tcm and Dendritic Cell ("DC") preparation methodologies.  AG is a biotech company with operations in China, engaged in the development of treatments for cancerous diseases utilizing proprietary cell technologies, which include preparation of subset T Cell and clonality assay platform technology for treatment of a broad range of cancers by AG’s primary hospital partner, Jilin Hospital. We are expanding the hospital partnerships business model to a few additional hospitals in the densely populated northeast China region in Beijing, Shanxi, Shandong and Anhui Province. With recent build-up of our Vaccine, Tcm, TCR clonality, CAR-T and anti-PD-1 technologies we plan to evaluate and prioritize our cancer clinical trial indications for commercialization using safe and most effective therapy or combination therapies. We plan to integrate CBMG's state-of-the art infrastructure and clinical platform with the aforementioned acquired technologies to boost the Company's Immuno-Oncology presence, and pave the way for future partnerships. We plan to initiate certain cancer clinical trials in China upon receiving acceptance of the clinical trial designs with the principal investigator and obtaining the requisite approvals.  We have yet to derive revenue from our CAR-T.

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
FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

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

At the end of September, 2015, the Company moved its corporate headquarters to 19925 Stevens Creek Blvd., Suite 100 in Cupertino, California.

NOTE 2 – BASIS OF PRESENTATION

The consolidated financial statements include the financial statements of the Company and all of its subsidiaries and variable interest entities.  All significant inter-company transactions and balances are eliminated upon consolidation. The consolidated financial statements have been prepared in accordance with the accounting principles generally accepted in the United States of America (“GAAP”).

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Significant accounting policies are as follows:

Principles of Consolidation

The consolidated financial statements have been prepared in conformity with GAAP, and reflect the accounts and operations of the Company and its  subsidiaries, beginning with the date of their respective acquisition. In accordance with the provisions of Financial Accounting Standards Board (“FASB”), Accounting Standards Codification (“ASC”) Section 810, or ASC 810, Consolidation, the Company consolidates any variable interest entity, or VIE, of which it is the primary beneficiary. The typical condition for a controlling financial interest ownership is holding a majority of the voting interests of an entity; however, a controlling financial interest may also exist in entities, such as variable interest entities, through arrangements that do not involve controlling voting interests. ASC 810 requires a variable interest holder to consolidate a VIE if that party has the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance, and the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. The Company does not consolidate a VIE in which it has a majority ownership interest when the Company is not considered the primary beneficiary. The Company has determined that it is the primary beneficiary in a VIE—refer to Note 6, Variable Interest Entity. The Company evaluates its relationships with the VIE on an ongoing basis to ensure that it continues to be the primary beneficiary. All intercompany transactions and balances have been eliminated in consolidation.

CELLULAR BIOMEDICINE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At December 31, 2015 and 2014, respectively, cash and cash equivalents include cash on hand and cash in the bank. At times, cash deposits may exceed government-insured limits.

Accounts Receivable

Accounts receivable represent amounts earned but not collected in connection with the Company’s sales as of December 31, 2015 and 2014.  Account receivables are carried at their estimated collectible amounts.

The Company follows the allowance method of recognizing uncollectible accounts receivable. The Company recognizes bad debt expense based on specifically identified customers and invoices that are anticipated to be uncollectable. At December 31, 2015 and December 31, 2014, no allowance was provided as the Company is receiving continuous settlement from its cell therapy treatments in the Biomedicine segment and there is no indication of debt unrecoverable from customers. Correspondingly the Company has not recorded any bad debt expense for the periods ended December 31, 2015, 2014 and 2013, respectively.

Inventory

Inventories consist of raw materials, work-in-process, semi-finished goods and finished goods. Inventories are initially recognized at cost and subsequently at the lower of cost and net realizable value under first-in first-out method. Finished goods are comprised of direct materials, direct labor, depreciation and manufacturing overhead. Net realizable value is the estimated selling price, in the ordinary course of business, less estimated costs to complete and dispose. The Company regularly inspects the shelf life of prepared finished goods and, if necessary, writes down their carrying value based on their salability and expiration dates into cost of goods sold.

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

CELLULAR BIOMEDICINE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

For the years ended December 31, 2015, 2014 and 2013, depreciation expense was $573,015, $586,679 and $495,029, respectively.

Goodwill and Other Intangibles

Goodwill represents the excess of the cost of assets acquired over the fair value of the net assets at the date of acquisition. Intangible assets represent the fair value of separately recognizable intangible assets acquired in connection with the Company’s business combinations. The Company evaluates its goodwill and other intangibles for impairment on an annual basis or whenever events or circumstances indicate that an impairment may have occurred. As part of the determination to discontinue the Consulting segment, in the second quarter of 2014, the Company has written off approximately $3,300,000 which represented the remaining goodwill from the 2013 merger.  During the year ended December 31, 2013, the Company determined that the goodwill was impaired and therefore recorded impairment expense of $4,258,967.

Valuation of long-lived asset

The Company reviews the carrying value of long-lived assets to be held and used, including other intangible assets subject to amortization, when events and circumstances warrants such a review. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flow from such asset is separately identifiable and is less than its carrying value.   In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset and intangible assets.  Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved.  Losses on long-lived assets and intangible assets to be disposed are determined in a similar manner, except that fair market values are reduced for the cost to dispose.

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

A full valuation allowance has been established against all net deferred tax assets as of December 31, 2015 and 2014 based on estimates of recoverability. While the Company has optimistic plans for its business strategy, we determined that such a valuation allowance was necessary given the current and expected near term losses and the uncertainty with respect to the Company’s ability to generate sufficient profits from its business model.

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
FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

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
FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

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

The carrying amounts of other financial instruments, including cash, accounts receivable, accounts payable and accrued liabilities, income tax payable and related party payable approximate fair value due to their short maturities.

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

Basic and Diluted Net Loss Per Share

Diluted net loss per share reflects potential dilution from the exercise or conversion of securities into common stock. The dilutive effect of the Company's share-based awards is computed using the treasury stock method, which assumes that all share-based awards are exercised and the hypothetical proceeds from exercise are used to purchase common stock at the average market price during the period. Share-based awards whose effects are anti-dilutive are excluded from computing diluted net loss per share.

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

Comprehensive Loss

We apply ASC No. 220, Comprehensive Income (ASC 220). ASC 220 establishes standards for the reporting and display of comprehensive income or loss, requiring its components to be reported in a financial statement that is displayed with the same prominence as other financial statements. Our comprehensive loss was $21,132,211, $13,848,312 and $13,916,583 for the years ended December 31, 2015, 2014 and 2013, respectively.

Reclassification

Certain prior period amounts have been reclassified to conform to current year presentations. There was no change to previously reported stockholders’ deficit or net loss.

CELLULAR BIOMEDICINE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

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

In February 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”).  The amendments in this update create Topic 842, Leases, and supersede the leases requirements in Topic 840, Leases.  Topic 842 specifies the accounting for leases.  The objective of Topic 842 is to establish the principles that lessees and lessors shall apply to report useful information to users of financial statements about the amount, timing, and uncertainty of cash flows arising from a lease.  The main difference between Topic 842 and Topic 840 is the recognition of lease assets and lease liabilities for those leases classified as operating leases under Topic 840.  Topic 842 retains a distinction between finance leases and operating leases. The classification criteria for distinguishing between finance leases and operating leases are substantially similar to the classification criteria for distinguishing between capital leases and operating leases in the previous leases guidance. The result of retaining a distinction between finance leases and operating leases is that under the lessee accounting model in Topic 842, the effect of leases in the statement of comprehensive income and the statement of cash flows is largely unchanged from previous GAAP.  The amendments in ASU 2016-02 are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years for public business entities.  Early application of the amendments in ASU 2016-02 is permitted.  We are currently in the process of evaluating the impact of the adoption of ASU 2016-02 on our consolidated financial statements.

In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”).  The amendments in this update require all equity investments to be measured at fair value with changes in the fair value recognized through net income (other than those accounted for under equity method of accounting or those that result in consolidation of the investee).  The amendments in this update also require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments.  In addition the amendments in this update eliminate the requirement for to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet for public entities.  For public business entities, the amendments in ASU 2016-01 are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  Except for the early application guidance discussed in ASU 2016-01, early adoption of the amendments in this update is not permitted.  We do not expect the adoption of ASU 2016-01 to have a material impact on our consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes” (“ASU 2015-17”).  Topic 740, Income Taxes, requires an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position.  Deferred tax liabilities and assets are classified as current or noncurrent based on the classification of the related asset or liability for financial reporting.  Deferred tax liabilities and assets that are not related to an asset or liability for financial reporting are classified according to the expected reversal date of the temporary difference.  To simplify the presentation of deferred income taxes, the amendments in ASU 2015-17 require that deferred income tax liabilities and assets be classified as noncurrent in a classified statement of financial position.  For public business entities, the amendments in this update are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods.  We do not expect the adoption of ASU 2015-17 to have a material impact on our consolidated financial statements.

In September 2015, the FASB issued ASU No. 2015-16, “Business Combination (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments” (“ASU 2015-16”). The amendments in this update require that the acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The acquirer is required to also record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. In addition an entity is required to present separately on the face of the income statement or disclose in the notes to the financial statements the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. ASU 2015-16 is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The amendments in ASU 2015-16 should be applied prospectively to adjustments to provisional amounts that occur after the effective date of ASU 2015-16 with earlier application permitted for financial statements that have not been issued. We do not expect the adoption of ASU 2015-16 to have a material impact on our consolidated financial statements.

CELLULAR BIOMEDICINE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

In July 2015, the FASB issued ASU No. 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory” (“ASU 2015-11”). The amendments in this update require an entity to measure inventory within the scope of ASU 2015-11 (the amendments in ASU 2015-11 do not apply to inventory that is measured using last-in, first-out or the retail inventory method. The amendments apply to all other inventory, which includes inventory that is measured using first-in, first-out or average cost) at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is uncharged for inventory measured using last-in, first-out or the retail inventory method. The amendments in ASU 2015-11 more closely align the measurement of inventory in U.S. GAAP with the measurement of inventory in International Financial Reporting Standards (“IFRS”). ASU 2015-11 is effective for public business entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The amendments in ASU 2015-11 should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. We do not expect the adoption of ASU No. 2015-11 to have a material impact on our consolidated financial statements.

In June 2015, the FASB issued ASU No. 2015-10, “Technical Corrections and Improvements” (“ASU 2015-10”). The amendments in ASU 2015-10 cover a wide range of Topics in the Accounting Standards Codification (the “ASC”). The amendments in ASU 2015-10 represent changes to clarify the ASC, correct unintended application of guidance, or make minor improvements to the ASC that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. Additionally, some of the amendments will make the ASC easier to understand and easier to apply by eliminating inconsistencies, providing needed clarifications, and improving the presentation of guidance in the ASC. Transition guidance varies based on the amendments in ASU 2015-10. The amendments in ASU 2015-10 that require transition guidance are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. All other amendments will be effective upon the issuance of ASU 2015-10. We do not expect the adoption of ASU No. 2015-10 to have a material impact on our consolidated financial statements.

In February 2015, the FASB issued ASU No. 2015-02, "Consolidation (Topic 810): Amendments to the Consolidation Analysis” (“ASU 2015-02”). The amendments in this update affect reporting entities that are required to evaluate whether they should consolidate certain legal entities. All legal entities are subject to reevaluation under the revised consolidation model. ASU 2015-02 is effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. We do not expect the adoption of ASU No. 2015-02 to have a material impact on our consolidated financial statements.

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

In April 2014, the FASB issued ASU 2014-08. The amendments in this ASU modify the requirements for the reporting of discontinued operations. In order to qualify as a discontinued operation, the disposal of a component of an entity, a group of components, or a business of an entity must represent a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. The ASU further indicates that the timing for recording a discontinued operation is when one of the following occurs: the component, group of components, or business meets the criteria to be classified as held-for-sale; the component, group of components, or business is disposed of by sale; or the component, group of components, or business is disposed of other than by sale (for example abandonment or spinoff). In addition, the ASU also requires additional disclosure items about an entity’s discontinued operations. The amendments are effective for us beginning on January 1, 2015. The amendments are to be applied prospectively solely to newly identified disposals that qualify as discontinued operations after the effective date. Items previously reported as discontinued operations will maintain their classification based on the prior guidance. Early adoption is permitted, but only for disposals that have not been previously reported as discontinued operations in previously issued financial statements. We adopted these amendments from January 1, 2015 and see note 5 for related disclosure.

CELLULAR BIOMEDICINE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

NOTE 4 – BUSINESS COMBINATION

On September 26, 2014, the Company acquired all of the outstanding equity of Agreen Biotech Co. Ltd. ("AG") in exchange for cash of $3,240,000 and the issuance of 753,522 shares of its common stock.  Based on the closing price of the common stock on September 26, 2014, the aggregate purchase price was $17,745,415.  As a result of the acquisition, AG became a wholly-owned subsidiary of CBMG Shanghai.

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

AG is a cancer-therapy-focused company whose intellectual property (including the intellectual property of AG’s founder, which  is directed to kit for detecting human T-cell receptor (TCR) Vβ repertoires, which the Company also acquired) is comprised of T Cells Receptor ("TCR") clonality analysis technology and T Central Memory Cell ("Tcm") and Dendritic Cell ("DC") preparation methodologies.

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

As part of the AG acquisition, the Company acquired existing patents and intellectual property that were owned by AG’s primary shareholder in exchange for 75,000 shares with a fair value of approximately $1,442,850.  These assets are also reflected as intangible assets in the accompanying consolidated balance sheet since September 30, 2014 and are being amortized over an estimated life of 10 years.

CELLULAR BIOMEDICINE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

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

	Year Ended December 31, 2014			Year Ended December 31, 2013
	CBMG	Agreen	Pro forma	CBMG	Agreen	Pro forma
	As stated	Pro forma Adjustment	Consolidated	As stated	Pro forma Adjustment	Consolidated
Net sales and revenue	$564,377	$1,198,414	$1,762,791	$204,914	$1,075,692	$1,280,606
Net loss	(15,474,611)	(48,109)	(15,522,720)	(13,797,033)	(338,804)	(14,135,837)

Weighted average common shares outstanding:
Basic	8,627,094	555,335	9,182,429	5,792,888	753,522	6,546,410
Diluted	8,627,094	555,335	9,182,429	5,792,888	752,522	6,545,410
Earnings (loss) per share net loss:
Basic	$(1.79)	$(0.09)	$(1.69)	$(2.38)	$(0.45)	$(2.16)
Diluted	$(1.79)	$(0.09)	$(1.69)	$(2.38)	$(0.45)	$(2.16)

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

Amounts presented for the year ended December 31, 2015, 2014 and 2013, have been reclassified to conform to the current presentation. The following table provides the amounts reclassified for the year ended December 31, 2015, 2014 and 2013:

	Year Ended December 31,
	2015	2014	2013
Amounts reclassified:
Consulting revenue	$-	$1,612,746	$3,864,586
Consulting operating expenses	-	(1,352,189)	(1,308,488)
Selling and marketing	-	(27,673)	(70,069)
Impairment expense	-	(3,299,566)	(4,258,967)
Other income (expense)	-	(1,725)	(321,130)
Income tax provision	-	(50,745)	(344,446)
Total amount reclassified as discontinued operations	$-	$(3,119,152)	$(2,438,514)

NOTE 6 – VARIABLE INTEREST ENTITY

VIEs are those entities in which a company, through contractual arrangements, bears the risk of, and enjoys the rewards normally associated with ownership of the entity, and therefore the Company is the primary beneficiary of the entity. Cellular Biomedicine Group Ltd (Shanghai) (“CBMG Shanghai”) and its subsidiaries are variable interest entities (VIEs), through which the Company conducts stem cell research and clinical trials in China. The registered shareholders of CBMG Shanghai are Cao Wei and Chen Mingzhe, who together own 100% of the equity interests in CBMG Shanghai. The initial capitalization and operating expenses of CBMG Shanghai are funded by our wholly foreign-owned enterprise (“WFOE”), Cellular Biomedicine Group Ltd. (Wuxi) (“CBMG Wuxi”). The registered capital of CBMG Shanghai is ten million RMB and was incorporated on October 19, 2011. AG was 100% acquired by CBMG Shanghai in September 2014.  The registered capital of AG is five million RMB and was incorporated on April 27, 2011. For the year ended December 31, 2015, 80% of the Company revenue is derived from VIEs. For the year ended December 31, 2014 and 2013, 100% of the Company revenue is derived from VIEs.

CELLULAR BIOMEDICINE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

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

As the primary beneficiary of CBMG Shanghai and its subsidiaries, the Company consolidates in its financial statements the financial position, results of operations, and cash flows of CBMG Shanghai and its subsidiaries, and all intercompany balances and transactions between the Company and CBMG Shanghai and its subsidiaries are eliminated in the consolidated financial statements.

The Company has aggregated the financial information of CBMG Shanghai and its subsidiaries in the table below. The aggregate carrying value of assets and liabilities of CBMG Shanghai and its subsidiaries (after elimination of intercompany transactions and balances) in the Company’s consolidated balance sheets as of December 31, 2015 and 2014 are as follows:

CELLULAR BIOMEDICINE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013
	December 31,	December 31,
	2015	2014
Assets
Cash	$1,821,883	$3,496,678
Accounts receivable	337,345	141,029
Other receivables	136,621	127,280
Inventory	180,973	215,152
Prepaid expenses	250,123	193,613
Other current assets	-	109,777
Total current assets	2,726,945	4,283,529

Property, plant and equipment, net	1,145,924	1,055,648
Intangibles	1,892,551	42,779
Long-term prepaid expenses and other assets	349,653	126,503
Total assets	$6,115,073	$5,508,459

Liabilities
Accounts payable	$38,004	$10,572
Other payables	914,817	714,309
Payroll accrual	464,510	273,599
Taxes payable	-	-
Total current liabilities	$1,417,331	$998,480

Other non-current liabilities	60,829	436,346
Total liabilities	$1,478,160	$1,434,826

NOTE 7 – OTHER RECEIVABLES

The Company pays deposits on various items relating to office expenses. Management has classified these deposits as receivables as the intention is to recover these deposits in less than 12 months. As of December 31, 2015 and 2014 the amounts of other receivables was $271,344 and $135,957, respectively.

CELLULAR BIOMEDICINE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

NOTE 8 – INVENTORY

At December 31, 2015 and 2014, inventory consisted of the following:

	December 31, 2015	December 31, 2014
Raw materials	$357,896	$128,665
Work in progress	-	89,164
Semi-finished goods	15,346	-
Finished goods	17,644	154,420
	$390,886	$372,249

NOTE 9 – PROPERTY, PLANT AND EQUIPMENT

As of December 31, 2015 and 2014, property, plant and equipment, carried at cost, consisted of the following:

	December 31, 2015	December 31, 2014

Office equipment	$24,526	$16,842
Manufacturing equipment	2,680,805	1,518,718
Computer equipment	150,698	73,888
Leasehold improvements	1,417,997	1,414,475
Construction in progress	680,740	-
	4,954,766	3,023,923
Less: accumulated depreciation	(2,185,866)	(1,743,513)
	$2,768,900	$1,280,410

Depreciation expense for the years ended December 31, 2015, 2014 and 2013 was $573,015, $586,679 and $495,029, respectively.

CELLULAR BIOMEDICINE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013
NOTE 10 – INVESTMENTS

The Company’s investments represent the investment in equity securities listed in Over-The-Counter (“OTC”) markets of the United States of America:

December 31, 2015	Cost	Gross Unrealized Gains	Gross Unrealized Losses more than 12 months	Gross Unrealized Losses less than 12 months	Market or Fair Value
Equity position in Alpha Lujo, Inc.	$251,388	$-	$-	$(133,694)	$117,694
Equity position in Arem Pacific Corporation	5,030,000	170,000	-	-	5,200,000
Equity position in Wonder International Education & Investment Group Corporation	61,713	-	-	-	61,713
Total	$5,343,101	$170,000	$-	$(133,694)	$5,379,407

December 31, 2014	Cost	Gross Unrealized Gains	Gross Unrealized Losses more than 12 months	Gross Unrealized Losses less than 12 months	Market or Fair Value
Equity position in Alpha Lujo, Inc.	$251,388	$42,846	$-	$-	$294,234
Equity position in Arem Pacific Corporation	5,030,000	1,370,000	-	-	6,400,000
Equity position in Wonder International Education & Investment Group Corporation	191,799	-	-	-	191,799
Total	$5,473,187	$1,412,846	$-	$-	$6,886,033

Net proceeds from sale of investments for the year ended December 31, 2015 was $1,480.  Net realized losses from sale of investments for the year ended December 31, 2015, 2014 and 2013 was $5,178, $5,913 and $138,909, respectively.

The unrealized holding gain for the investments that is recognized in other comprehensive income for the year ended December 31, 2015 was other comprehensive loss of $1,376,540, as compared to other comprehensive gain of $1,611,045 and other comprehensive loss of $198,200 for the year ended December 31, 2014 and 2013, respectively.

The Company tracks each investment with an unrealized loss and evaluates them on an individual basis for other-than-temporary impairments, including obtaining corroborating opinions from third party sources, performing trend analysis and reviewing management’s future plans.  When investments have declines determined by management to be other-than-temporary the Company recognizes write downs through earnings.  Other-than-temporary impairment of investments for the year ended December 31, 2015 was $123,428.  For the year ended December 31, 2014 and 2013, other-than-temporary impairment of investments was $1,427,840 and $ nil, respectively.

NOTE 11 – FAIR VALUE ACCOUNTING

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

CELLULAR BIOMEDICINE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

The carrying value of financial items of the Company including cash and cash equivalents, accounts receivable, other receivables, accounts payable and accrued liabilities, approximate their fair values due to their short-term nature and are classified within Level 1 of the fair value hierarchy. The Company’s investments are classified within Level 2 of the fair value hierarchy because of the insufficient volatility of the three stocks traded in OTC market. The Company did not have any Level 3 financial instruments as of December 31, 2015 and 2014.

Assets measured at fair value within Level 2 on a recurring basis as of December 31, 2015 and 2014 are summarized as follows:

	As of December 31, 2015
	Fair Value Measurements at Reporting Date Using:
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Equity position in Alpha Lujo, Inc.	$117,694	$-	$117,694	$-
Equity position in Arem Pacific Corporation	5,200,000	-	5,200,000	-
Equity position in Wonder International Education & Investment Group Corporation	61,713	-	61,713	-
	$5,379,407	$-	$5,379,407	$-

	As of December 31, 2014
	Fair Vaue Measurements at Reporting Date Using:
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Equity position in Alpha Lujo, Inc.	$294,234	$-	$294,234	$-
Equity position in Arem Pacific Corporation	6,400,000	-	6,400,000	-
Equity position in Wonder International Education & Investment Group Corporation	191,799	-	191,799	-
	$6,886,033	$-	$6,886,033	$-
  No investments were acquired for the year ended December 31, 2015. During the year ended December 31, 2014, the Company received 3,000,000 shares of Arem Pacific Corporation and 800,000 shares of Alpha Lujo, Inc. as compensation for services performed by the Company’s consulting segment.

As of December 31, 2015 and 2014, the Company holds 8,000,000 and 8,000,000 respectively, shares in Arem Pacific Corporation, 2,942,350 and 2,942,350 respectively, shares in Alpha Lujo, Inc. and 2,057,131 and 2,131,105 shares in Wonder International Education and Investment Group Corporation, respectively.  All available-for-sale investments held by the Company at December 31, 2015 and 2014 have been valued based on level 2 inputs due to the limited trading of all three of these companies.  Available-for-sale securities classified within level 2 of the fair value hierarchy are valued utilizing pricing reports from an independent third party pricing service.

CELLULAR BIOMEDICINE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

NOTE 12 – INTANGIBLE ASSETS

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

As of December 31, 2015 and 2014, intangible assets, consisted of the following:

Patents & knowhow & license
	December 31, 2015	December 31, 2014
Cost basis	$17,686,700	$11,404,730
Less: accumulated amortization	(1,790,045)	(289,758)
	$15,896,655	$11,114,972
Software
	December 31, 2015	December 31, 2014
Cost basis	$90,951	$65,848
Less: accumulated amortization	(38,506)	(24,144)
	$52,445	$41,704
Total intangibles, net	$15,949,100	$11,156,676

All software is provided by a third party vendor, is not internally developed, and has an estimated useful life of 5 years. Patents, knowhow and license are amortized using an estimated useful life of five to ten years. Amortization expense for the years ended December 31, 2015, 2014 and 2013 was $1,521,629, $603,826 and $346,206, respectively. Estimated amortization expense for each of the ensuing years are as follows for the years ending December 31:

Years ending December 31,	Amount
2016	$1,786,860
2017	1,785,492
2018	1,776,513
2019	1,775,602
2020 and thereafter	8,824,633
$15,949,100

CELLULAR BIOMEDICINE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

NOTE 13 – LEASES

The Company leases facilities under non-cancellable operating lease agreements.  These facilities are located in the United States, Hong Kong and China.  The Company recognizes rental expense on a straight-line basis over the life of the lease period.  Rent expense under operating leases for the year ended December 31, 2015, 2014 and 2013 was approximately $1,043,833, $576,000 and $454,000, respectively.

As of December 31, 2015, the Company has the following future minimum lease payments due under the foregoing lease agreements:

Years ending December 31,	Amount
2016	$1,015,863
2017	485,968
2018	474,433
2019	450,492
2020 and thereafter	622,253
$3,049,009

NOTE 14 – RELATED PARTY TRANSACTIONS

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

The Company received income of approximately $179,000 and $204,900 from the Subsidiaries of Global Health for the period ended August 26, 2014 and for the year ended December 31, 2013, respectively.

The Company advanced petty cash to officers for business travel purpose.  As of December 31, 2015 and 2014, other receivables due from officers for business travel purpose was $19,214 and $5,801, respectively.

During the year ended December 31, 2013, the Company paid $1,493,439 to the executives of its consulting segment subsidiary, Eastbridge Sub, to settle all outstanding accrued compensation liabilities, no such settlement of accrued compensation existed for the year ended December 31, 2014 and 2015.

NOTE 15 – EQUITY

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
FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

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

CELLULAR BIOMEDICINE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

On June 26, 2015, the Company completed its acquisition of the certain license rights to technology and know-how from Blackbird BioFinance, LLC (“Blackbird”) and entered into an assignment and assumption agreement to acquire all of Blackbird’s right, title and interest in and to the exclusive worldwide license to a CD40LGVAX vaccine from the University of South Florida. According to the asset purchase agreement, $1,050,500 in restricted common stock (based on the 20-day volume-weighted average price of the Company’s stock on the closing date) will be delivered to Blackbird at closing, thus 28,120 shares of Company common stock were issued as part of the consideration of this transaction. In addition, 18,747 shares of Company common stock (equal to $700,000 based on the 20-day volume-weighted average price of the Company’s stock on the closing date) would be delivered to Blackbird on the 6 month anniversary of the closing date upon satisfaction of certain conditions according to the agreements. Above shares were issued in November 2015.

During the year ended December 31, 2015, 2014 and 2013, the Company expensed $7,182,118, $1,636,311 and $536,652 associated with unvested options awards and $410,320, $106,392 and $255,993 associated with restricted common stock issuances, respectively.

During the year ended December 31, 2015 and 2014, options for 152,404 and 3,650 underlying shares were exercised, 152,404 and 3,650 shares of the Company’s common stock were issued accordingly. No option was exercised during the year ended December 31, 2013.

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
FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

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

Capital commitments

As of December 31, 2015, the capital commitments of the Company are summarized as follows:

December 31, 2015

Contracts for acquisition of equipment and GMP construction being or to be executed	$193,373
Contracts for acquisition of intangible assets being or to be executed	-
$193,373

Legal proceedings

On April 21, 2015, a putative class action complaint was filed against the Company in the U.S. District Court for the Northern District of California captioned Bonnano v. Cellular Biomedicine Group, Inc., 3:15-cv-01795-WHO (N.D. Ca.). The complaint also named Wei Cao, the Company’s Chief Executive Officer, and Tony Liu, the Company’s Chief Financial Officer, as defendants. The complaint alleged that during the class period, June 18, 2014, through April 7, 2015, the Company made material misrepresentations in its periodic reports filed with the SEC. The complaint alleged a cause of action under Section 10(b) of the Securities Exchange Act of 1934 (the “1934 Act”) against all defendants and under Section 20(a) of the 1934 Act against the individual defendants. The complaint did not state the amount of the damages sought.

On June 3, 2015, defendants were served.  On June 29, 2015, the Court ordered, as stipulated by the parties, that defendants are not required to respond to the initial complaint in this action until such time as a lead plaintiff and lead counsel have been appointed and a consolidated complaint has been filed.  The deadline for filing motions for the appointment of lead plaintiff and selection of lead counsel was June 22, 2015.  On that date, one motion was filed by the Rosen Law Firm on behalf of putative plaintiff Michelle Jackson.  On August 3, 2015, having received no opposition, the Court appointed Jackson as lead plaintiff and the Rosen Law Firm as class counsel.  As stipulated among the parties, Jackson filed an amended class action complaint on September 17, 2015.  On January 19, 2016, the Company filed a motion to dismiss.  Plaintiff’s submitted a response on March 1, 2016 and oral argument on the motion to dismiss has been set for April 20, 2016.  Discovery will be stayed pending a decision on the motion to dismiss.

CELLULAR BIOMEDICINE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

The amended complaint names ten additional individuals and entities as defendants (“additional defendants”), none of whom are affiliated with the Company, and asserts an additional claim under Section 10(b) and Rule 10b-5(a) and (c) thereunder that the Company purportedly engaged in a scheme with the additional defendants to promote its securities. The amended complaint does not assert any claims against Mr. Liu.

The Company believes the suit is without merit and filled with patently false information, and will vigorously defend the Company in the matter. At this early stage of the proceedings, it is not possible to evaluate the likelihood of an unfavorable outcome or to estimate the range of potential loss.

Other than legal proceedings disclosed in this section, we are currently not involved in any litigation that we believe could have a materially adverse effect on our financial condition or results of operations.

NOTE 17  –  STOCK BASED COMPENSATION

Our stock-based compensation arrangements include grants of stock options and restricted stock awards under the Stock Option Plan (the “2009 Plan”,“2011 Plan”, “2013 Plan” and the “2014 Plan”), and certain awards granted outside of these plans. The compensation cost that has been charged against income related to stock options (including shares issued for services and expense true-ups and reversals described in Note 15) for the year ended December 31, 2015, 2014 and 2013 was $7,182,117, $1,636,311 and $536,652, respectively.  The compensation cost that has been charged against income related to restricted stock awards for the year ended December 31, 2015, 2014 and 2013 was $410,320, $106,392 and $255,993, respectively.

These expenses are included in overhead, general and administrative expense, selling and marketing expense as well as research and development expenses in our Consolidated Statements of Operations (see Note 23).

As of December 31, 2015, there was $12,977,214 all unrecognized compensation cost related to an aggregate of 1,092,204 of non-vested stock option awards and $1,744,171 related to an aggregate of 78,000 of non-vested restricted stock awards.  These costs are expected to be recognized over a weighted-average period of 1.68 years for the stock options awards and 1.79 years for the restricted stock awards.

During the year ended December 31, 2015, the Company issued an aggregate of 721,779 options under the 2013 Plan and 2014 Plan to officers, directors and employees. The grant date fair value of these options was $13,687,655 using Black-Scholes option valuation models with the following assumptions: exercise price equal to the grant date stock price of $12.91 to $38.4, volatility 88.41% to 99.27%, expected life 6.0 years, and risk-free rate of 1.39% to 1.92%. The Company is expensing these options on a straight-line basis over the requisite service period.

During the year ended December 31, 2014, the Company issued an aggregate of 795,500 options under the 2011 Plan and 2013 Plan to officers, directors and employees. The grant date fair value of these options was $6,884,822 using Black-Scholes option valuation models with the following assumptions: exercise price equal to the grant date stock price of $5 to $28.49, volatility 112% to 130%, expected life 6.0 years, and risk-free rate of 1.77% to 2.08%. The Company is expensing these options on a straight-line basis over the requisite service period.

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

The following table summarizes stock option activity as of December 31, 2015 and 2014 and for the year ended December 31, 2015:

CELLULAR BIOMEDICINE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Outstanding at December 31, 2013	705,073	$4.19	9.2	$735,132
Grants	795,500	10.53
Forfeitures	(71,750)	5.06
Exercises	(3,650)	5.31

Outstanding at December 31, 2014	1,425,173	$7.37	8.9	$11,065,770
Grants	721,779	20.89
Forfeitures	(41,900)	15.58
Exercises	(152,404)	4.48
Outstanding at December 31, 2015	1,952,648	$12.42	7.8	$17,701,962

Vested and exercisable at December 31, 2015	860,444	$7.51	7.5	$12,029,468

Exercise	Number of Options
Price	Outstanding	Exercisable

$3.00 - $4.95	279,033	265,146
$5.00 - $9.19	701,186	390,352
$12.91 +	972,429	204,946
	1,952,648	860,444

The aggregate intrinsic value for stock options outstanding is defined as the positive difference between the fair market value of our common stock and the exercise price of the stock options.

Cash received from option exercises under all share-based payment arrangements for the year ended December 31, 2015, 2014 and 2013 was $682,303, $19,387 and $ nil, respectively.

CELLULAR BIOMEDICINE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

NOTE 18 – NET LOSS PER SHARE

Basic and diluted net loss per common share is computed on the basis of our weighted average number of common shares outstanding, as determined by using the calculations outlined below:

	For the Year Ended
	December 31,
	2015	2014	2013

Loss from continuing operations	$(19,447,721)	$(12,355,459)	$(11,358,519)

Loss on discontinued operations	$-	$(3,119,152)	$(2,438,514)

Net loss	$(19,447,721)	$(15,474,611)	$(13,797,033)

Weighted average shares of common stock	11,472,306	8,627,094	5,792,888
Dilutive effect of stock options	-	-	-
Restricted stock vested not issued	-	-	-
Common stock and common stock equivalents	11,472,306	8,627,094	5,792,888

Loss from continuing operations per basic share	$(1.70)	$(1.43)	$(1.96)
Loss from continuing operations per diluted share	$(1.70)	$(1.43)	$(1.96)

Loss on discontinued operations per basic share	$-	$(0.36)	$(0.42)
Loss on discontinued operations per diluted share	$-	$(0.36)	$(0.42)

Net loss per basic share	$(1.70)	$(1.79)	$(2.38)
Net loss per diluted share	$(1.70)	$(1.79)	$(2.38)

For the year ended December 31, 2015, 2014 and 2013, the effect of conversion and exercise of the Company’s outstanding options are excluded from the calculations of dilutive net income (loss) per share as their effects would have been anti-dilutive since the Company had generated loss for the year ended December 31, 2015, 2014 and 2013.

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

The Company considers all available evidence to determine whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become realizable. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carry-forward periods), and projected taxable income in assessing the realizability of deferred tax assets. In making such judgments, significant weight is given to evidence that can be objectively verified. Based on all available evidence, in particular our three-year historical cumulative losses, recent operating losses and U.S. pre-tax loss for the year ended December 31, 2015, we recorded a valuation allowance against our U.S. net deferred tax assets. In order to fully realize the U.S. deferred tax assets, we will need to generate sufficient taxable income in future periods before the expiration of the deferred tax assets governed by the tax code.

CELLULAR BIOMEDICINE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

The following represent components of the current tax expense for the year ended December 31, 2015, 2014 and 2013:

	For the Year Ended
	December 31,
	2015	2014	2013
Current:
US federal	$(733,158)	$41,798	$339,856
US state	4,557	8,947	4,590
Foreign	-	-	-
Total current tax (credit) expense	$(728,601)	$50,745	$344,446
Deferred:
Federal	$-	$-	$-
State	-	-	-
Foreign	-	-	-
Total deferred tax expense	$-	$-	$-
Total income tax (credit) expense	$(728,601)	$50,745	$344,446

Tax effects of temporary differences that give rise to significant portions of the Company's deferred tax assets at December 31, 2015 and 2014 are presented below:

	December 31,	December 31,
	2015	2014
Deferred tax assets:
Net operating loss carry forwards (offshore)	$1,994,281	$4,343,930
Net operating loss carry forwards (US)	2,300,322	1,823,432
Accruals (offshore)	176,859	-
Accrued compensation (US)	36,177	581,129
Stock-based compensation (US)	1,430,243	1,217,927
Investments (US)	1,683,237	599,332
Credits (US)	72,004	-
Subtotal	7,693,123	8,565,750
Less: valuation allowance	(7,663,450)	(8,565,750)
Total deferred tax assets	29,673	-

Deferred tax liabilities:
Property and equipment	(1,377)	-
Goodwill & Intangibles	(28,296)	-
Subtotal	(29,673)	-
Net deferred tax asset	$-	$-

In each period since inception, the Company has recorded a valuation allowance for the full amount of net deferred tax assets, as the realization of deferred tax assets is uncertain. As a result, the Company has not recorded any federal or state income tax benefit in the consolidated statements of operations and comprehensive income (loss).

As of December 31, 2015, the Company had net operating loss carryforwards of $6 million for U.S federal purposes, $4.7 million for U.S. state purposes, and $5.4 million for Chinese income tax purposes, such losses are set to expire in 2035, 2035, and 2020 for U.S. federal, U.S. state and Chinese income tax purposes, respectively. All deferred income tax expense is offset by changes in the valuation allowance pertaining to the Company's existing net operating loss carryforwards due to the unpredictability of future profit streams prior to the expiration of the tax losses.  The Company's effective tax rate differs from statutory rates of 35% for U.S. federal income tax purposes, 15% ~ 25% for Chinese income tax purpose and 16.5% for Hong Kong income tax purposes due to the effects of the valuation allowance and certain permanent differences as it pertains to book-tax differences in the value of client shares received for services.

CELLULAR BIOMEDICINE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

Pursuant to the Corporate Income Tax Law of the PRC, all of the Company’s PRC subsidiaries are liable to PRC Corporate Income Taxes (“CIT”) at a rate of 25% except for Cellular Biomedicine Group Ltd. (Shanghai) (“CBMG Shanghai”). According to Guoshuihan 2009 No. 203, if an entity is certified as an “advanced and new technology enterprise”, it is entitled to a preferential income tax rate of 15%. CBMG Shanghai obtained the certificate of “advanced and new technology enterprise” dated October 30, 2015 with an effective period of three years and the provision for PRC corporate income tax for CBMG Shanghai is calculated by applying the income tax rate of 15% in 2015 (2014: 25%; 2013: 25%).

Income tax expense for year ended December 31, 2015, 2014 and 2013 differed from the amounts computed by applying the statutory federal income tax rate of 35% to pretax income (loss) as a result of the following:

	For the Year Ended	For the Year Ended	For the Year Ended
	December 31, 2015	December 31, 2014	December 31, 2013
Effective Tax Rate Reconciliation
Income tax provision at statutory rate	(35)%	(35)%	(35)%
State income taxes, net of federal benefit	0%	0%	0%
Goodwill impairement	0%	7%	12%
Foreign rate differential	12%	14%	5%
Other permanent difference	4%	0%	(4)%
Change in valuation allowance	15%	14%	25%
Total tax (credit) expense	(4)%	0%	3%

NOTE 20 – COLLABORATION AGREEMENT

Part of AG’s business includes a collaboration agreement to establish and operate a biologic treatment center in the Jilin province of China.  Under the terms of the agreement dated on December 10, 2012, AG’s collaborative partner funded the development of the center and provides certain ongoing services.  In exchange, the partner receives preferred repayment of all funds that were invested in the development, 60% of the net profits until all of the invested funds are repaid, and 40% of the net profits thereafter, and the rights to the physical assets at the conclusion of the agreement.  We are accounting for this transaction in accordance with ASC 808 Collaborative Arrangements and have reflected all assets and liabilities of the treatment center.  While a liability exists for the amounts to be repaid to the partner for the initial funding, no liability has been recognized for the partner’s rights to the assets upon the conclusion of the agreement as there is no specified termination date to the agreement. As of December 31, 2015, the net carrying amount of the physical assets located at the biologic treatment center subject to transfer to the partner at the conclusion of the collaboration agreement was $296,338. For the year ended December 31, 2015, AG incurred $416,318 attributed to 60% of net profits to the partner arising from aforementioned collaborative arrangements, which was recorded in the cost of sales.

NOTE 21 – SEGMENT INFORMATION

As stated in Note 3, as of June 23, 2014, the Company decided to discontinue the Consulting segment.  As such, since the discontinuation, the Company only has one business unit. Therefore, the Company will not be presenting segment information until such time as another segment is developed.

 CELLULAR BIOMEDICINE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

NOTE 22 – SUBSEQUENT EVENTS

On January 6, 2016, Mr. William Cao notified the Company of his decision to resign, for family reasons, from his post as Chief Executive Officer of the Company, effective February 6, 2016. In connection therewith, the Company and Mr. Cao mutually agreed that Mr. Cao's employment agreement, dated February 6, 2013, as amended, will not be renewed. He continues to serve as a director of the Company. In connection with Mr. Cao’s resignation, on January 7, 2016, the board of directors of the Company elected Mr. Bizuo (Tony) Liu, the Company’s Chief Financial Officer, to serve as Interim Chief Executive Officer commencing on February 7, 2016, pending the selection of a new Chief Executive Officer.

On January 23, 2016, the Company held an annual election for the position of Chairman of the Board. In connection therewith, Terry Belmont was elected to serve as Chairman, effective February 7, 2016, to serve until the next annual election of Chairman or until his earlier resignation. In connection therewith, Wen Tao (Steve) Liu, the outgoing Executive Chairman, and the Company mutually agreed that Mr. Liu’s employment agreement, dated February 6, 2013, as amended, will not be renewed. Mr. Liu will continue to serve as a director of the Company.

As previously disclosed in a Current Report on Form 8-K on January 11, 2016, the board of directors of the Company elected Bizuo (Tony) Liu to serve as Interim Chief Executive Officer commencing on February 7, 2016, pending the selection of a new Chief Executive Officer. On January 23, 2016, the Board elected Mr. Liu to serve as Chief Executive Officer, effective February 7, 2016. Mr. Liu will continue to serve as the Company’s Chief Financial Officer pending the selection of a new Chief Financial Officer.

On February 4, 2016, the Company conducted an initial closing of a financing transaction (the “Financing”), pursuant to which it sold an aggregate of 263,158 shares of the Company’s common stock, par value $0.001 per share to Wuhan Dangdai Science & Technology Industries Group Inc. (the “Investor”) at $19.00 per share, for total gross proceeds of approximately $5,000,000. The Investor agreed to purchase, in one or more subsequent closings, up to an additional 2,006,842 shares on or before April 15, 2016, for a potential aggregate raise of $43,130,000. The Company will pay a fee in cash equal to 5% of the gross proceeds from non-U.S. investors that were introduced by such finders, which fee will be paid out of the gross proceeds of the Financing. The Company had received the proceeds of $5,000,000 on February 4, 2016.

As additional consideration for the shares, the Investor is entitled to designate one person to serve as an observer on the board of directors of the Company and any other entity, which is owned or controlled, directly and indirectly, by the Company.

 CELLULAR BIOMEDICINE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

NOTE 23 – COMPARATIVE FIGURES

The comparative figures of 2014 and 2013 represent figures for the year ended December 31, 2014 and 2013.  In previous periods, all the stock based compensation were included in general and administrative expense.  In order to reflect the costs for each function more accurately, stock based compensation has been charged against overhead, general and administrative expense, selling and marketing expense as well as research and development expenses in accordance with function of the compensation plan participants from April 1, 2015.  Certain items in these comparative figures have been reclassified to conform with the current year’s presentation to facilitate comparison. Details are as follows:

	For the Year Ended			For the Year Ended
	December 31, 2014			December 31, 2013
	before reclassification	reclassification	after reclassification	before reclassification	reclassification	after reclassification
Operating expenses:
Cost of sales	$213,243	$28,972	$242,215	$296,212	$-	$296,212
General and administrative	8,413,251	(537,838)	7,875,413	9,314,143	(151,971)	9,162,172
Selling and marketing	280,595	34,299	314,894	57,670	605	58,275
Research and development	2,671,932	474,567	3,146,499	1,890,506	151,366	2,041,872
Total	$11,579,021	$-	$11,579,021	$11,558,531	$-	$11,558,531

NOTE 24 - UNAUDITED QUARTERLY FINANCIAL INFORMATION

	Year ended December 31, 2015
	Q4	Q3	Q2	Q1	Total

Selected Income Statement Data:
Net sales and revenue	$620,167	$624,907	$656,959	$603,390	$2,505,423
Gross Profit	75,543	181,491	258,730	109,328	625,092
Loss from continuing operations	(4,991,877)	(5,142,198)	(5,026,475)	(4,287,171)	(19,447,721)
Net loss	(4,991,877)	(5,142,198)	(5,026,475)	(4,287,171)	(19,447,721)
Net loss per share :
Basic	(0.43)	(0.44)	(0.44)	(0.39)	(1.70)
Diluted	(0.43)	(0.44)	(0.44)	(0.39)	(1.70)

	Year ended December 31, 2014
	Q4	Q3	Q2	Q1	Total

Selected Income Statement Data:
Net sales and revenue	$385,257	$-	$118,069	$61,051	$564,377
Gross Profit	235,595	-	66,116	20,451	322,162
Loss from continuing operations	(5,448,899)	(2,780,009)	(2,265,345)	(1,861,206)	(12,355,459)
Net loss	(5,530,537)	(2,823,280)	(6,674,263)	(446,531)	(15,474,611)
Net loss per share :
Basic	(0.55)	(0.31)	(0.85)	(0.06)	(1.79)
Diluted	(0.55)	(0.31)	(0.85)	(0.06)	(1.79)