Form 10-Q
period 2016-03-31
Cellular Biomedicine Group, Inc.
filed 2016-05-09
CIK 1378624

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of April 30, 2016, there were 14,088,268 shares of common stock, par value $.001 per share issued and outstanding.

PART I – FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (Unaudited)

 CELLULAR BIOMEDICINE GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
AS OF MARCH 31, 2016 AND DECEMBER 31, 2015

	March 31,	December 31,
	2016	2015

Assets
Cash and cash equivalents	$15,667,528	$14,884,597
Accounts receivable	582,714	630,332
Other receivables	316,993	271,344
Inventory	486,348	390,886
Prepaid expenses	644,250	367,050
Taxes recoverable	-	150,082
Total current assets	17,697,833	16,694,291

Investments	26,309,984	5,379,407
Property, plant and equipment, net	2,743,466	2,768,900
Goodwill	7,678,789	7,678,789
Intangibles, net	15,511,705	15,949,100
Long-term prepaid expenses and other assets	1,360,679	989,935
Total assets (1)	$71,302,456	$49,460,422

Liabilities and Stockholders' Equity

Liabilities:
Accounts payable	$208,894	$260,886
Accrued expenses	902,265	845,087
Taxes payable	32,450	-
Other current liabilities	2,026,264	1,913,284
Total current liabilities	3,169,873	3,019,257

Deferred tax liabilities	3,385,545	-
Other non-current liabilities	26,311	76,229
Total liabilities (1)	6,581,729	3,095,486

Commitments and Contingencies (note 13)

Stockholders' equity:

Preferred stock, par value $.001, 50,000,000 shares
authorized; none issued and outstanding as of
March 31, 2016 and December 31, 2015, respectively	-	-

Common stock, par value $.001, 300,000,000 shares authorized;
12,001,188 and 11,711,645 issued and outstanding
as of March 31, 2016 and December 31, 2015, respectively	12,001	11,711
Additional paid in capital	109,940,675	103,807,651
Accumulated deficit	(61,548,424)	(57,338,311)
Accumulated other comprehensive income (loss)	16,316,475	(116,115)
Total stockholders' equity	64,720,727	46,364,936

Total liabilities and stockholders' equity	$71,302,456	$49,460,422
_______________
(1)
The Company’s consolidated assets as of March 31, 2016 and December 31, 2015 included $5,782,741 and $6,115,073, respectively, of assets of variable interest entities, or VIEs, that can only be used to settle obligations of the VIEs.  Each of the following amounts represent the balances as of March 31, 2016 and December 31, 2015, respectively.  These assets include cash and cash equivalents of $588,309 and $1,821,883; accounts receivable of $190,088 and $337,345; other receivables of $137,548 and $136,621; inventory of $233,338 and $180,973; prepaid expenses of $313,399 and $250,123; property, plant and equipment, net, of $1,773,690 and $1,145,924; intangibles of $1,849,219 and $1,892,551; and long-term prepaid expenses and other assets of $697,150 and $349,653.  The Company’s consolidated liabilities as of March 31, 2016 and December 31, 2015 included $1,488,474 and $1,478,160, respectively, of liabilities of the VIEs whose creditors have no recourse to the Company.   These liabilities include accounts payable of $77,069 and $38,004; other payables of $882,900 and $914,817; payroll accrual of $517,671 and $464,510; and other non-current liabilities of $10,834 and $60,829. See further description in Note 3, Variable Interest Entities.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CELLULAR BIOMEDICINE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

	For the Three Months Ended
	March 31,
	2016	2015
		（Note 20）
Net sales and revenue	$488,491	$603,390

Operating expenses:
Cost of sales	503,193	494,062
General and administrative	2,775,925	2,680,237
Selling and marketing	178,754	149,022
Research and development	2,398,362	1,455,420
Impairment of investments	-	123,428
Total operating expenses	5,856,234	4,902,169
Operating loss	(5,367,743)	(4,298,779)

Other income (expense):
Interest income	17,050	15,111
Other income (expense)	16,320	(2,703)
Total other income	33,370	12,408
Loss before taxes	(5,334,373)	(4,286,371)

Income taxes credit (provision)	1,124,260	(800)

Net loss	$(4,210,113)	$(4,287,171)
Other comprehensive income (loss):
Cumulative translation adjustment	16,073	19,609
Unrealized gain (loss) on investments, net of tax of $4,514,060 and $nil, for the three months ended march 31, 2016 and 2015, respectively	16,416,517	(2,568,271)
Total other comprehensive income (loss):	16,432,590	(2,548,662)

Comprehensive gain (loss)	$12,222,477	$(6,835,833)

Net loss per share :
Basic	$(0.35)	$(0.39)
Diluted	$(0.35)	$(0.39)

Weighted average common shares outstanding:
Basic	11,884,066	11,039,208
Diluted	11,884,066	11,039,208

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CELLULAR BIOMEDICINE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

	For the Three Months Ended
	March 31,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,210,113)	$(4,287,171)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	671,649	439,242
Stock based compensation expense	1,266,063	1,719,458
Other than temporary impairment on investments	-	123,428
Realized losses from sale of investments	-	5,178
Changes in operating assets and liabilities:
Accounts receivable	50,764	(198,944)
Other receivables	9,705	(38,463)
Inventory	(96,083)	94,381
Prepaid expenses	(274,829)	(81,602)
Taxes recoverable	150,082	-
Other current assets	-	110,346
Long-term prepaid expenses and other assets	(38,522)	(44,340)
Accounts payable	(51,992)	(266,744)
Accrued expenses	57,178	142,276
Advances payable to related party	-	(30,216)
Other current liabilities	29,415	346,585
Taxes payable	32,450	(226,055)
Deferred tax liabilities	(1,128,515)	-
Other non-current liabilities	(50,049)	(213,254)
Net cash used in operating activities	(3,582,797)	(2,405,895)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceed from sale of investments, net of issuance cost paid	-	1,480
Purchases of intangibles	-	(569,828)
Purchases of assets	(674,736)	(179,293)
Net cash used in investing activities	(674,736)	(747,641)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from the issuance of common stock	4,970,002	19,564,846
Proceeds from exercise of stock options	93,249	26,590
Repayment of advance from affiliate	-	-
Net cash provided by financing activities	5,063,251	19,591,436

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(22,786)	(63,817)

INCREASE IN CASH AND CASH EQUIVALENTS	782,932	16,374,083
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	14,884,597	14,770,584
CASH AND CASH EQUIVALENTS, END OF PERIOD	$15,667,529	$31,144,667

SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for income taxes	$(4,255)	$(226,855)

 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CELLULAR BIOMEDICINE GROUP, INC.
FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015
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

We are focused on developing and marketing safe and effective cell-based therapies based on our cellular platforms, to treat serious chronic and degenerative diseases such as cancer, orthopedic diseases (including osteoarthritis and tissue damage), various inflammatory diseases and metabolic diseases. We have developed proprietary practical knowledge in the use of cell-based therapeutics that we believe could be used to help a great number of people suffering from cancer and other serious chronic diseases. We are conducting clinical studies in China for two stem cell based therapies to treat knee osteoarthritis (“KOA”) and Cartilage Defect (“CD”). We have completed Phase IIb autologous haMPC KOA clinical study and published its promising results.  Led by Shanghai Renji Hospital, one of the largest teaching hospitals in China, we launched Phase I clinical trial of an off-the-shelf allogeneic haMPC (AlloJoinTM) therapy for KOA .We also initiated preclinical studies in Asthma and Chronic Obstructive Pulmonary Disease ("COPD").

Our primary target market is Greater China. We believe that the results of our research studies and the acquired knowhow and clinical data will support expanded preclinical and clinical trials with a larger population of patients, which we expect to carry out through authorized treatment centers throughout Greater China.  With the acquisition of the University of South Florida’s license on the next generation GVAX vaccine’s (“CD40LGVAX”) and its related technologies and technical knowledge, we have expanded our comprehensive immuno-oncology cell therapy portfolio with cancer immunotherapy vaccine and vaccine combination technology platform and broadened our potential treatment options for patients. We plan to evaluate a return of investment on any U.S. sponsorship of the phase l/ll clinical study to support a U.S. New Drug Application (NDA) for the combination of CD40LGVAX, a next generation cancer vaccine, with nivolumab, an anti-PD1 checkpoint inhibitor, to treat unresectable stage IV non-small cell lung cancer (“NSCLC”), (collectively “U.S. CD40LGVAX Trial”). We may also seek approval to conduct clinical trials with leading non-U.S. medical centers or seek partnership for CD40LGVAX sub-license opportunities.

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

Corporate History

Cellular Biomedicine Group, Inc., (formerly known as EastBridge Investment Group Corporation) was originally incorporated in the State of Arizona on June 25, 2001 under the name ATC Technology Corporation. ATC Technology Corporation changed its corporate name to EastBridge Investment Group Corporation in September 2005 and changed its business focus to providing investment related services in Asia, with a strong focus on high GDP growth countries, such as China. The Company provided consulting services necessary for small to medium-sized companies to obtain capital to grow their businesses. The Company assisted its clients in locating investment banking, financial advisory and other financial services necessary to become public companies in the United States or find joint venture partners or raise capital to expand their businesses.

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

At the end of September 2015, the Company moved its corporate headquarters to 19925 Stevens Creek Blvd., Suite 100 in Cupertino, California.

NOTE 2 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”) for reporting on Form 10-Q. Accordingly, they do not include all  the information and footnotes required by U.S. GAAP for complete financial statements herein. The unaudited Condensed Consolidated Financial Statements herein should be read in conjunction with the historical consolidated financial statements of the Company for the years ended December 31, 2015 included in our Annual Report on Form 10-K for the year ended December 31, 2015. Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

Principles of Consolidation

Our unaudited condensed consolidated financial statements reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of our financial position and results of operations.  Such adjustments are of a normal recurring nature, unless otherwise noted.  The balance sheet as of March 31, 2016 and the results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results to be expected for any future period.

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

In April 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, “Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”), which simplifies several aspects of the accounting for employee share-based payment transactions.  The areas for simplification in ASU 2016-09 include the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows.  The amendments in this ASU will be effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods. Early adoption is permitted. We are currently evaluating the impact of the adoption of ASU 2016-09 on our consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”).  The amendments in this update create Topic 842, Leases, and supersede the leases requirements in Topic 840, Leases.  Topic 842 specifies the accounting for leases.  The objective of Topic 842 is to establish the principles that lessees and lessors shall apply to report useful information to users of financial statements about the amount, timing, and uncertainty of cash flows arising from a lease.  The main difference between Topic 842 and Topic 840 is the recognition of lease assets and lease liabilities for those leases classified as operating leases under Topic 840.  Topic 842 retains a distinction between finance leases and operating leases. The classification criteria for distinguishing between finance leases and operating leases are substantially similar to the classification criteria for distinguishing between capital leases and operating leases in the previous leases guidance. The result of retaining a distinction between finance leases and operating leases is that under the lessee accounting model in Topic 842, the effect of leases in the statement of comprehensive income and the statement of cash flows is largely unchanged from previous GAAP.  The amendments in ASU 2016-02 are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years for public business entities.  Early application of the amendments in ASU 2016-02 is permitted.  We are currently in the process of evaluating the impact of the adoption of ASU 2016-02 on our consolidated financial statements.

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

 In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). ASU 2014-09 supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605)”, and requires entities to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date” (“ASU 2015-14”) in August 2015. The amendments in ASU 2015-14 defer the effective date of ASU 2014-09. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period.  Further to ASU 2014-09 and ASU 2015-14, the FASB issued ASU No. 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)” (“ASU 2016-08”) in March 2016 and ASU No. 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing” (“ASU 2016-10”) in April 2016, respectively.  The amendments in ASU 2016-08 clarify the implementation guidance on principal versus agent considerations, including indicators to assist an entity in determining whether it controls a specified good or service before it is transferred to the customers.  ASU 2016-10 clarifies guideline related to identifying performance obligations and licensing implementation guidance contained in the new revenue recognition standard.  The updates in ASU 2016-10 include targeted improvements based on input the FASB received from the Transition Resource Group for Revenue Recognition and other stakeholders.  It seeks to proactively address areas in which diversity in practice potentially could arise, as well as to reduce the cost and complexity of applying certain aspects of the guidance both at implementation and on an ongoing basis.  The effective date and transition requirements for ASU 2016-08 and ASU 2016-10 are the same as ASU 2014-09.  We are currently in the process of evaluating the impact of the adoption of ASU 2014-09, ASU 2016-08 and ASU 2016-10 on our consolidated financial statements.

NOTE 3 – VARIABLE INTEREST ENTITIES

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

There are substantial uncertainties regarding the interpretation, application and enforcement of PRC laws and regulations, including but not limited to the laws and regulations governing our business or the enforcement and performance of our contractual arrangements. See our Annual Reports on Form 10-K for the years ended December 31, 2015 and 2014. The Company has not provided any guarantees related to CBMG Shanghai and no creditors of CBMG Shanghai have recourse to the general credit of the Company.

As the primary beneficiary of CBMG Shanghai, the Company consolidates in its financial statements the financial position, results of operations, and cash flows of CBMG Shanghai, and all intercompany balances and transactions between the Company and CBMG Shanghai are eliminated in the condensed consolidated financial statements.

The Company has aggregated the financial information of CBMG Shanghai and its subsidiaries in the table below. The aggregate carrying value of assets and liabilities of CBMG Shanghai and its subsidiaries (after elimination of intercompany transactions and balances) in the Company’s condensed consolidated balance sheets as of March 31, 2016 and December 31, 2015 are as follows:

	March 31,	December 31,
	2016	2015
Assets
Cash	$588,309	$1,821,883
Accounts receivable	190,088	337,345
Other receivables	137,548	136,621
Inventory	233,338	180,973
Prepaid expenses	313,399	250,123
Total current assets	1,462,682	2,726,945

Property, plant and equipment, net	1,773,690	1,145,924
Intangibles	1,849,219	1,892,551
Long-term prepaid expenses and other assets	697,150	349,653
Total assets	$5,782,741	$6,115,073

Liabilities
Accounts payable	$77,069	$38,004
Other payables	882,900	914,817
Payroll accrual	517,671	464,510
Total current liabilities	$1,477,640	$1,417,331

Other non-current liabilities	10,834	60,829
Total liabilities	$1,488,474	$1,478,160

NOTE 4 – OTHER RECEIVABLES

The Company pays deposits on various items relating to office expenses and collects option exercise fees from brokers when stock options of the Company are exercised. Management has classified these deposits and option costs to be collected as other receivables as the intention is to recover these deposits in less than 12 months. As of March 31, 2016 and December 31, 2015 the amounts of other receivables was $316,993 and $271,344, respectively.

NOTE 5 – INVENTORY

As of March 31, 2016 and December 31, 2015, inventory consisted of the following:

	March 31, 2016	December 31, 2015
Raw materials	$438,999	$357,896
Semi-finished goods	14,628	15,346
Finished goods	32,721	17,644
	$486,348	$390,886

Provision for inventories is as below:

	Three month ended
	March 31, 2016	March 31, 2015
Balance at the beginning of the period	$123,848	$-
Exchange difference	621	-
Balance at the end of the period	124,469	-

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT

As of March 31, 2016 and December 31, 2015, property, plant and equipment, carried at cost, consisted of the following:

	March 31, 2016	December 31, 2015

Office equipment	$59,843	$24,526
Manufacturing equipment	2,712,398	2,680,805
Computer equipment	153,289	150,698
Leasehold improvements	2,207,281	1,417,997
Construction work in process	17,521	680,740
	5,150,332	4,954,766
Less: accumulated depreciation	(2,406,866)	(2,185,866)
	$2,743,466	$2,768,900

 For the three months ended March 31, 2016 and 2015, depreciation expense was $217,738 and $154,809, respectively.

NOTE 7 – INVESTMENTS

The Company’s investments represent the investment in equity securities listed in Over-The-Counter (“OTC”) markets of the United States of America:

March 31, 2016	Cost	Gross Unrealized Gains/(losses)	Gross Unrealized Losses more than 12 months	Gross Unrealized Losses less than 12 months	Market or Fair Value
Equity position in Alpha Lujo, Inc.	$251,388	$-	$-	$(163,117)	$88,271
Equity position in Arem Pacific Corporation	5,030,000	21,130,000	-	-	26,160,000
Equity position in Wonder International Education & Investment Group Corporation	61,713	-	-	-	61,713
Total	$5,343,101	$21,130,000	$-	$(163,117)	$26,309,984

December 31, 2015	Cost	Gross Unrealized Gains/(losses)	Gross Unrealized Losses more than 12 months	Gross Unrealized Losses less than 12 months	Market or Fair Value
Equity position in Alpha Lujo, Inc.	$251,388	$-	$-	$(133,694)	$117,694
Equity position in Arem Pacific Corporation	5,030,000	170,000	-	-	5,200,000
Equity position in Wonder International Education & Investment Group Corporation	61,713	-	-	-	61,713
Total	$5,343,101	$170,000	$-	$(133,694)	$5,379,407

Net proceeds from sale of investments for the three months ended March 31, 2016 and 2015 was $ nil and $1,480, respectively.  Net realized losses from sale of investments for the three months ended March 31, 2016 and 2015 was $ nil and $5,178, respectively.

The unrealized holding gains (loss) for the investments that recognized in other comprehensive income for the three months ended March 31, 2016 and 2015 was $20,930,577 and $(2,568,271), respectively.

The Company tracks each investment with an unrealized loss and evaluate them on an individual basis for other-than-temporary impairments, including obtaining corroborating opinions from third party sources, performing trend analysis and reviewing management’s future plans.  When investments have declines determined by management to be other-than-temporary the Company recognizes write downs through earnings.  Other-than-temporary impairment of investments for the three months ended March 31, 2016 and 2015 was $ nil and $123,428, respectively.

NOTE 8 – FAIR VALUE ACCOUNTING

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

The carrying value of financial items of the Company including cash and cash equivalents, accounts receivable, other receivables, accounts payable and accrued liabilities, approximate their fair values due to their short-term nature and are classified within Level 1 of the fair value hierarchy. The Company’s investments are classified within Level 2 of the fair value hierarchy because of the limited trading of the three stocks traded in OTC market.

Assets measured at fair value within Level 2 on a recurring basis as of March 31, 2016 and December 31, 2015 are summarized as follows:

	As of March 31, 2016
	Fair Value Measurements at Reporting Date Using:
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Equity position in Alpha Lujo, Inc.	$88,271	$-	$88,271	$-
Equity position in Arem Pacific Corporation	26,160,000	-	26,160,000	-
Equity position in Wonder International Education & Investment Group Corporation	61,713	-	61,713	-
	$26,309,984	$-	$26,309,984	$-

	As of December 31, 2015
	Fair Vaue Measurements at Reporting Date Using:
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Equity position in Alpha Lujo, Inc.	$117,694	$-	$117,694	$-
Equity position in Arem Pacific Corporation	5,200,000	-	5,200,000	-
Equity position in Wonder International Education & Investment Group Corporation	61,713	-	61,713	-
	$5,379,407	$-	$5,379,407	$-

No shares were acquired in the three months ended March 31, 2016 and 2015.

As of March 31, 2016 and December 31, 2015, the Company holds 8,000,000 shares in Arem Pacific Corporation, 2,942,350 shares in Alpha Lujo, Inc. and 2,057,131 shares in Wonder International Education and Investment Group Corporation, respectively.  All available-for-sale investments held by the Company at March 31, 2016 and December 31, 2015 have been valued based on level 2 inputs due to the limited trading of all three of these companies.  Available-for-sale securities classified within level 2 of the fair value hierarchy are valued utilizing pricing reports from an independent third party pricing service.

NOTE 9 – INTANGIBLE ASSETS

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

As of March 31, 2016 and December 31, 2015, intangible assets, net consisted of the following:

Patents & knowhow & license
	March 31, 2016	December 31, 2015
Cost basis	$17,696,601	$17,686,700
Less: accumulated amortization	(2,233,936)	(1,790,045)
	$15,462,665	$15,896,655

Software
	March 31, 2016	December 31, 2015
Cost basis	$91,407	$90,951
Less: accumulated amortization	(42,367)	(38,506)
	$49,040	$52,445

Total intangibles, net	$15,511,705	$15,949,100

All software is provided by a third party vendor, is not internally developed, and has an estimated useful life of five years. Patents and knowhow are amortized using an estimated useful life of three to ten years. Amortization expense for the three months ended March 31, 2016 and 2015 was $453,911 and $284,433, respectively.

Estimated amortization expense for each of the ensuing years are as follows for the years ending March 31:

Years ending March 31,	Amount
2017	$1,787,942
2018	1,784,239
2019	1,777,178
2020	1,776,423
2021 and thereafter	8,385,923
$15,511,705

NOTE 10 – LEASES

The Company leases facilities under non-cancellable operating lease agreements.  These facilities are located in the United States, Hong Kong and China.  The Company recognizes rental expense on a straight-line basis over the life of the lease period.  Rent expense under operating leases for the three months ended March 31, 2016 and 2015 was approximately $298,799 and $231,109, respectively.

As of March 31, 2016, the Company has the following future minimum lease payments due under the foregoing lease agreements:

Years ending March 31,	Amount
2017	$858,293
2018	488,490
2019	467,714
2020	452,751
2021 and thereafter	512,442
$2,779,690

NOTE 11 – RELATED PARTY TRANSACTIONS

The Company advanced petty cash to officers for business travel purpose.  As of March 31, 2016 and December 31, 2015, other receivables due from officers for business travel purpose was $4,130 and $19,214, respectively.

NOTE 12 – EQUITY

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

On February 4, 2016, the Company conducted an initial closing of a financing transaction (the “Financing”), pursuant to which it sold an aggregate of 263,158 shares of the Company’s common stock, par value $0.001 per share to Wuhan Dangdai Science & Technology Industries Group Inc. (the “Investor”) at $19.00 per share, for total gross proceeds of approximately $5,000,000. The Investor agreed to purchase, in one or more subsequent closings, up to an additional 2,006,842 shares on or before April 15, 2016, for a potential aggregate additional raise of $38,130,000. The Company had received the proceeds of $5,000,000 on February 4, 2016.

On April 15, 2016, the Company completed the second and final closing of the Financing with the Investor, pursuant to which the Company sold to the Investor 2,006,842 shares of the Company’s Common Stock, for approximately $38,130,000 in gross proceeds. The aggregate gross proceeds from both closings in the Financing totaled approximately $43,130,000. In the aggregate, 2,270,000 shares of Common Stock were issued in the Financing. The Company would pay a fee in cash equal to 5% of the gross proceeds from non-U.S. investors that were introduced by such finders, which fee would be paid out of the gross proceeds of the Financing.

During the three months ended March 31, 2016 and 2015, the Company expensed $1,092,034 and $1,700,908 associate with unvested options awards, $174,029 and $18,550 associated with restricted common stock, respectively.

During the three months ended March 31, 2016 and 2015, options for 26,385 and 7,900 underlying shares were exercised, 26,385 and 7,900 shares of the Company’s common stock were issued accordingly.

NOTE 13 – COMMITMENTS AND CONTINGENCIES

Executive Employment Agreements

At the close of the merger with CBMG BVI, the Company entered into executive employment agreements with each of Wen Tao (Steve) Liu, Wei (William) Cao and Andrew Chan (the “New Officers”) dated February 6, 2013 (each an “Employment Agreement,” collectively, the “Employment Agreements”). Pursuant to Amendment 1 to the Employment Agreement, Andrew Chan would receive an annual base salary of $200,000. Pursuant to Board of Directors (“BOD”) Minutes dated September 29, 2013, Steve Liu and William Cao receive an annual base salary of $200,000 and $225,000, respectively. The New Officers are also eligible to participate in the Company’s Amended and Restated 2011 Incentive Stock Option Plan (the “2011 Plan”) and receive an option grant thereunder for the purchase of common stock of the Company at the discretion of the board of directors of the Company (the “Board”). The term of the New Officers’ employment agreements are effective as of February 6, 2013 and continue for three years thereafter. After the three year term, if the New Officers continue to be employed, they would be employed on an at-will basis and their agreements shall automatically renew for successive one year terms, until and unless their employment is terminated.

Each of the above Executive Employment Agreements contain termination provisions that dependent on the reason an executive is terminated, severance payments and the payment of COBRA premiums may be triggered.

On January 3, 2014 the Company entered into an executive employment agreement with Bizuo (Tony) Liu (the "Liu Employment Agreement").  Pursuant to the Liu Employment Agreement, Tony Liu would receive an annual base salary of $210,000 with substantially similar terms and conditions as the New Officers.

On May 1, 2014 the Company revised Wen Tao (Steve) Liu’s agreement (the “Wen Tao Employment Agreement”).  Pursuant to the Wen Tao Agreement, Steve Liu would receive an annual base salary of $150,000 as part-time Executive Chairman.

On May 24, 2015, the Board approved the appointment of Richard L. Wang as the Company’s Chief Operation Officer.  In connection with Mr. Wang’s appointment, the Company entered into an agreement with Mr. Wang, pursuant to which Mr.Wang would receive an annual base salary of $210,000. The term of the agreement is effective as of May 18, 2015 for a period of three years, with a probation period from May 18, 2015 to November 18, 2015.  Additionally, on May 18, 2015 the Company issued to Mr. Wang 20,000 restricted common stock and 30,000 options to purchase common stock with full vesting of 30%, 30% and 40% at each year anniversary of the grant date for 3 years.  The strike price related to above option was $29.54 and its expiration date is May 18, 2025.

On May 24, 2015, the Board approved the appointment of Yihong Yao as the Company’s Chief Scientific Officer.  In connection with Mr. Yao’s appointment, the Company entered into an agreement with Mr. Yao, pursuant to which Mr. Yao would receive an annual base salary of $250,000. The term of the agreement is effective as of August 4, 2015 for a period of three years, with a six-month probation period.  Additionally, on August 4, 2015 the Company issued to Mr. Yao 25,000 restricted common stock and 25,000 options to purchase common stock with full vesting of 30%, 30% and 40% at each year anniversary of the grant date for 3 years.  The strike price related to above option was $26.53 and its expiration date is August 4, 2025.

On January 6, 2016, Mr. William Cao notified the Company of his decision to resign, for family reasons, from his post as Chief Executive Officer of the Company, effective February 6, 2016. In connection therewith, the Company and Mr. Cao mutually agreed that Mr. Cao's employment agreement, dated February 6, 2013, as amended, would not be renewed. He continues to serve as a director of the Company. In connection with Mr. Cao’s resignation, on January 7, 2016, the board of directors of the Company elected Mr. Bizuo (Tony) Liu, the Company’s Chief Financial Officer, to serve as Interim Chief Executive Officer commencing on February 7, 2016, pending the selection of a new Chief Executive Officer.

On January 23, 2016, the Company held an annual election for the position of Chairman of the Board. In connection therewith, Terry Belmont was elected to serve as Chairman, effective February 7, 2016, to serve until the next annual election of Chairman or until his earlier resignation. In connection therewith, Wen Tao (Steve) Liu, the outgoing Executive Chairman, and the Company mutually agreed that Mr. Liu’s employment agreement, dated February 6, 2013, as amended, would not be renewed. Mr. Liu continues to serve as a director of the Company.

On January 23, 2016, the Board elected Mr. Liu to serve as Chief Executive Officer, effective February 7, 2016. Mr. Liu would continue to serve as the Company’s Chief Financial Officer pending the selection of a new Chief Financial Officer.

In connection with Mr. Liu’s appointment as Chief Executive Officer, the Company entered into an employment agreement with Mr. Liu on April 11, 2016, the terms of which are effective retroactive to February 7, 2016. Pursuant to the Agreement, Mr. Liu would receive an annual base salary of $240,000 and, commencing with the end of the calendar year during his first year of employment, shall be eligible for an annual cash bonus. Such annual salary and bonus eligibility will be reviewed annually by the Board and its compensation committee and may be amended in the sole direction of the Board and/or its compensation committee. In addition, Mr. Liu would be granted 120, 000 options under the Company’s 2014 Equity Incentive Plan.

Service Agreement with Wei (William) Cao

The Company entered into a consulting agreement with Wei (William) Cao, which is effective as of February 7, 2016 and terminates on February 7, 2018, pursuant to which Wei Cao would advise the Executive on merger and acquisition and other strategic opportunities, participate in the Company’s internal scientific review and actively work with the Company’s Scientific Advisory Board and provide other consulting services. Compensation related to the consulting services are disclosed in 10-K filed on March 11, 2016.

 Service Agreement with Wen Tao (Steve) Liu

The Company entered into a consulting agreement with Wen Tao (Steve) Liu, which is effective as of February 7, 2016 and terminate on February 7, 2018, pursuant to which Wen Tao Liu would advise the Company on strategic opportunities and China hospital resource management as directed by the CEO, maintain the Company’s Cupertino office and provide other consulting services etc.  Compensation related to the consulting services are disclosed in Exhibit 99.1 in this 10-Q filing.

Capital commitments

As of March 31, 2016, the capital commitments of the Company are summarized as follows:

March 31, 2016

Contracts for acquisition of plant and equipment being or to be executed	$290,892

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

On June 3, 2015, defendants were served.  On June 29, 2015, the Court ordered, as stipulated by the parties, that defendants are not required to respond to the initial complaint in this action until such time as a lead plaintiff and lead counsel have been appointed and a consolidated complaint has been filed.  The deadline for filing motions for the appointment of lead plaintiff and selection of lead counsel was June 22, 2015.  On that date, one motion was filed by the Rosen Law Firm on behalf of putative plaintiff Michelle Jackson.  On August 3, 2015, having received no opposition, the Court appointed Jackson as lead plaintiff and the Rosen Law Firm as class counsel.  As stipulated among the parties, Jackson filed an amended class action complaint on September 17, 2015.  On January 19, 2016, the Company filed a motion to dismiss.  Plaintiff submitted a response on March 1, 2016 and oral argument on the motion to dismiss  took place on April 20, 2016.   The decision on the motion to dismiss is pending as of the filing date of this Form 10-Q.  Discovery will be stayed pending the decision on the motion to dismiss.

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

NOTE 14 – STOCK BASED COMPENSATION

Our stock-based compensation arrangements include grants of stock options and restricted stock awards under the Stock Option Plan (the “2009 Plan”,“2011 Plan”, “2013 Plan” and the “2014 Plan”), and certain awards granted outside of these plans. The compensation cost that has been charged against income related to stock options for the three months ended March 31, 2016 and 2015 was $1,092,034 and $1,700,908, respectively.  The compensation cost that has been charged against income related to restricted stock awards for the three months ended March 31, 2016 and 2015 was $174,029 and $18,550, respectively.

As of March 31, 2016, there was $9,804,167 all unrecognized compensation cost related to an aggregate of 799,163 of non-vested stock option awards and $1,574,908 related to an aggregate of 78,337 of non-vested restricted stock awards.  These costs are expected to be recognized over a weighted-average period of 1.59 years for the stock options awards and 1.54 years for the restricted stock awards.

During the three months ended March 31, 2016, the Company issued options under the 2013 Plan and 2014 Plan of an aggregate of 50,743 shares of the Company’s common stock to officers, directors and employees. The grant date fair value of these options was $542,901 using Black-Scholes option valuation models with the following assumptions: exercise price equal to the grant date stock price of $14.14 to $40.00, volatility 89.66% to 89.91%, expected life 6.0 years, and risk-free rate of 1.31% to 1.65%. The Company is expensing these options on a straight-line basis over the requisite service period.

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

The following table summarizes stock option activity as of March 31, 2016 and December 31, 2015 and for the three months ended March 31, 2016:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Outstanding at December 31, 2015	1,952,648	$12.42	7.8	$17,701,962
Grants	50,743	24.72
Forfeitures	(168,797)	23.57
Exercises	(26,385)	5.58
Outstanding at March 31, 2016	1,808,209	$11.83	7.6	$12,334,010

Vested and exercisable at March 31, 2016	1,009,046	$7.30	7.3	$11,445,587

Exercise		Number of Options
Price		Outstanding	Exercisable

$$3.00 - $4.95		276,430	276,430
$$5.00 - $9.19		660,654	493,566
$$12.91	+	871,125	239,050
		1,808,209	1,009,046

The aggregate intrinsic value for stock options outstanding is defined as the positive difference between the fair market value of our common stock and the exercise price of the stock options.

Cash received from option exercises under all share-based payment arrangements for the three months ended March 31, 2016 and 2015 was $93,249 and $26,590.

NOTE 15 – NET LOSS PER SHARE

Basic and diluted net loss per common share is computed on the basis of our weighted average number of common shares outstanding, as determined by using the calculations outlined below:

	For the Three Months Ended
	March 31,
	2016	2015

Net loss	$(4,210,113)	$(4,287,171)

Weighted average shares of common stock	11,884,066	11,039,208
Dilutive effect of stock options	-	-
Restricted stock vested not issued	-	-
Common stock and common stock equivalents	11,884,066	11,039,208

Net loss per basic share	$(0.35)	$(0.39)
Net loss per diluted share	$(0.35)	$(0.39)

For the three months ended March 31, 2016 and 2015, the effect of conversion and exercise of the Company’s outstanding options are excluded from the calculations of dilutive net income (loss) per share as their effects would have been anti-dilutive since the Company had generated loss for the three months ended March 31, 2016 and 2015.

NOTE 16 – INCOME TAXES

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

The Company considers all available evidence to determine whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become realizable. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carry-forward periods), and projected taxable income in assessing the realizability of deferred tax assets. In making such judgments, significant weight is given to evidence that can be objectively verified. Based on all available evidence, in particular our three-year historical cumulative losses, recent operating losses and U.S. pre-tax loss for the three months ended March 31, 2016, we recorded a valuation allowance against our U.S. net deferred tax assets. In order to fully realize the U.S. deferred tax assets, we will need to generate sufficient taxable income in future periods before the expiration of the deferred tax assets governed by the tax code.

The following represent components of the current tax expense for the three months ended March 31, 2016 and 2015:

	For the Three Months Ended
	March 31,
	2016	2015
Current:
US federal	$-	$-
US state	4,255	800
Foreign	-	-
Total current tax expense	$4,255	$800
Deferred:
Federal	$(1,006,960)	$-
State	(121,555)	-
Foreign	-	-
Total deferred tax (credit) expense	$(1,128,515)	$-
Total income tax (credit) expense	$(1,124,260)	$800

Tax effects of temporary differences that give rise to significant portions of the Company's deferred tax assets at March 31, 2016 and December 31, 2015 are presented below:

	March 31,	December 31,
	2016	2015
Deferred tax assets:
Net operating loss carry forwards (offshore)	$1,768,353	$1,994,281
Net operating loss carry forwards (US)	2,944,292	2,300,322
Accruals (offshore)	207,362	176,859
Accrued compensation (US)	80,923	36,177
Stock-based compensation (US)	1,733,519	1,430,243
Investments (US)	1,683,237	1,683,237
Credits (US)	98,237	72,004

Subtotal	8,515,923	7,693,123
Less: valuation allowance	(4,714,640)	(7,663,450)
	$3,801,283	$29,673

Deferred tax liabilities:
Property and equipment	(1,526)	(1,377)
Goodwill & Intangibles	(89,558)	(28,296)
Investments (US) - other comprehensive income	(7,095,744)	-
Subtotal	(7,186,828)	(29,673)

Net deferred tax asset (liabilities)	$(3,385,545)	$-

In each period since inception, the Company has recorded a valuation allowance for the full amount of net deferred tax assets, as the realization of deferred tax assets is uncertain. As a result, the Company has not recorded any federal or state income tax benefit in the consolidated statements of operations and comprehensive income (loss).

As of March 31, 2016, the Company had net operating loss carryforwards of $7.7 million for U.S federal purposes, $6 million for U.S. state purposes, and $2.4 million for Chinese income tax purposes, such losses are begin to expire in 2034, 2034, and 2021 for U.S. federal, U.S. state and Chinese income tax purposes, respectively. Deferred income tax expense is a result of recognizing tax benefit of current period loss due to other comprehensive income recorded this quarter. The Company's effective tax rate differs from statutory rates of 35% for U.S. federal income tax purposes, 15% ~ 25% for Chinese income tax purpose and 16.5% for Hong Kong income tax purposes due to the effects of the valuation allowance and certain permanent differences as it pertains to book-tax differences in the value of client shares received for services.

Pursuant to the Corporate Income Tax Law of the PRC, all of the Company’s PRC subsidiaries are liable to PRC Corporate Income Taxes (“CIT”) at a rate of 25% except for Cellular Biomedicine Group Ltd. (Shanghai) (“CBMG Shanghai”). According to Guoshuihan 2009 No. 203, if an entity is certified as an “advanced and new technology enterprise”, it is entitled to a preferential income tax rate of 15%. CBMG Shanghai obtained the certificate of “advanced and new technology enterprise” dated October 30, 2015 with an effective period of three years and the provision for PRC corporate income tax for CBMG Shanghai is calculated by applying the income tax rate of 15% in calendar year 2015 (calendar year 2014: 25%; calendar year 2013: 25%).

Income tax expense for the three months ended March 31, 2016 and 2015 differed from the amounts computed by applying the statutory federal income tax rate of 35% to pretax income (loss) as a result of the following:

	For the Three Months Ended
	March 31, 2016	March 31, 2015
Effective Tax Rate Reconciliation
Income tax provision at statutory rate	35.0%	35.0%
State income taxes, net of federal benefit	(0.1)%	0.0%
Benefit from other comprehensive income	21.2%	0.0%
Foreign rate differential	(19.8)%	(12.7)%
Other Permanent diference	(2.7)%	(0.1)%
Change in Valuation Allowance	(12.5)%	(22.2)%

Total tax expense	21.1%	0.0%

NOTE 17 – COLLABORATION AGREEMENT

Part of AG’s business includes a collaboration agreement to establish and operate a biologic treatment center in the Jilin province of China.  Under the terms of the agreement dated on December 10, 2012, AG’s collaborative partner funded the development of the center and provides certain ongoing services.  In exchange, the partner receives preferred repayment of all funds that were invested in the development, 60% of the net profits until all of the invested funds are repaid, and 40% of the net profits thereafter, and the rights to the physical assets at the conclusion of the agreement.  We are accounting for this transaction in accordance with ASC 808 Collaborative Arrangements and have reflected all assets and liabilities of the treatment center.  While a liability exists for the amounts to be repaid to the partner for the initial funding, no liability has been recognized for the partner’s rights to the assets upon the conclusion of the agreement as there is no specified termination date to the agreement. As of March 31, 2015 and 2016, the net carrying amount of the physical assets located at biologic treatment center subject to transfer to the partner at the conclusion of the collaboration agreement was $355,066 and $285,049, respectively. For the three months ended March 31, 2015 and 2016, AG incurred $150,882 and $44,027, respectively, attributed to 60% of net profits to the partner arising from aforementioned collaborative arrangements, which was recorded in the cost of sales.

NOTE 18 – SEGMENT INFORMATION

On June 23, 2014, at a Board of Directors meeting, the Company approved the discontinuation of all activities of the Consulting segment. Accordingly, based on management’s intent at June 30, 2014, the Company discontinued the Consulting segment and since the discontinuation, the Company only has one business unit. Therefore, the Company will not be presenting segment information until such time as another segment is developed.

NOTE 19 – SUBSEQUENT EVENTS

On April 15, 2016, the Company completed the second and final closing of a transaction (the “Financing”) with Wuhan Dangdai Science & Technology Industries Group Inc. (the “Investor”), pursuant to which the Company sold to the Investor 2,006,842 shares of the Company’s common stock, par value $0.001 per share, for  approximately $38,130,000 in gross proceeds. As previously disclosed in a Current Report on Form 8K filed on February 10, 2016, the Company conducted the initial closing of the Financing on February 4, 2016. The aggregate gross proceeds from both closings in the Financing totaled approximately $43,130,000. In the aggregate, 2,270,000 shares of Common Stock were issued in the Financing.

In connection with the Financing, the Company agreed to pay a finder’s fee equal to 5% of the gross proceeds comprised of (i) $657,628 from the gross proceeds of the Financing and (ii) 78,888 restricted shares of Common Stock based on the per share purchase price in the Financing of $19 per share. On April 28, 2016, 78,888 shares of common stock was issued to the finder. In reliance on the exemption from registration provided by Regulation S under the Securities Act.

In connection with the class action discussed in Note 13, oral argument on the motion to dismiss took place on April 20, 2016.   The decision on the motion to dismiss is pending as of the filing date of this Form 10-Q.  Discovery will be stayed pending the decision on the motion to dismiss.

On May 1, 2016, Wei (William) Cao resigned as a director of the Company.

NOTE 20 – COMPARATIVE FIGURES

The comparative figures of 2015 represent figures for the three months ended March 31, 2015.  In previous periods, all the stock based compensation were included in general and administrative expense.  In order to reflect the costs for each function more accurately, stock based compensation has been charged against overhead, general and administrative expense, selling and marketing expense as well as research and development expenses in accordance with function of the compensation plan participants from April 1, 2015.  Certain items in these comparative figures have been reclassified to conform with the current period’s presentation to facilitate comparison. Details are as follows:

	For the Three Months Ended
	March 31, 2015
	before reclassification	reclassification	after reclassification
Operating expenses:
Cost of sales	$458,984	$35,078	$494,062
General and administrative	3,483,866	(803,629)	2,680,237
Selling and marketing	101,407	47,615	149,022
Research and development	734,484	720,936	1,455,420

Total	$4,778,741	$-	$4,778,741

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis summarizes the significant factors affecting our results of operations, financial condition and liquidity position for the three months ended March 31, 2016 and 2015,  and should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this filing.

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

In some cases, you can identify forward-looking statements by terms such as “may”, “will”, “should”, “could”, “would”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “projects”, “predicts”, “potential” and similar expressions. These statements reflect our current views with respect to future events and are based on assumptions and are subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. We discuss many of these risks in greater detail under the heading “Risk Factors” included in other reports we file with the Securities and Exchange Commission. Also, these forward-looking statements represent our estimates and assumptions only as of the date of the document containing the applicable statement.

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

On February 4, 2015, the Company announced its agreement related to the acquisition of Chinese PLA General Hospital's ("PLAGH", Beijing, also known as "301 Hospital") Chimeric Antigen Receptor T cell (“CAR-T”) therapy, its recombinant expression vector CD19, CD20, CD30 and Human Epidermal Growth Factor Receptor's (EGFR or HER1) Immuno-Oncology patents applications, and Phase I clinical data of the aforementioned therapies and manufacturing knowledge.  The 301 Hospital team has conducted several preliminary clinical studies of various CAR-T constructs targeting CD19-positive acute lymphocytic leukemia, CD20-positive advanced B-cell Non-Hodgkin’s lymphoma, CD30-positive Hodgkin's lymphoma and EGFR-HER1-positive advanced lung cancer, cholangiocarcinoma, pancreatic cancer, and renal cell carcinoma.  Pursuant to the terms of the Transfer Agreement, PLAGH agreed to transfer to the Company all of its rights, titles and interests in and to certain technologies currently owned by PLAGH (including, without limitation, four technologies and their pending patent applications) that relate to genetic engineering of chimeric antigen receptor (CAR)-modified T cells and its applications (collectively, the “Technology”).  In addition, PLAGH is responsible for obtaining governmental approval for the clinical trial related to the Technology.

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

On March 23, 2016, the Company filed a Form S-3 Registration Statement (the “S-3 Registration Statement”) with the SEC.  TheS-3 Registration Statement contains three prospectuses:

●	Offering Prospectus. A base prospectus which covers the offering, issuance and sale by us of up to $150,000,000 of our common stock, preferred stock, debt securities, warrants, rights and/or units;
●	Resale Prospectus. A prospectus to be used for the resale by the selling stockholders of up to 3,824,395 shares of the Common Stock; and
●
Sales Agreement Prospectus. A sales agreement prospectus covering the offering, issuance and sale by the registrant of up to a maximum aggregate offering price of $50,000,000 of the Common Stock that may be issued and sold under a sales agreement with Cantor Fitzgerald & Co.

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

●	Complete preclinical GLP safety evaluation studies of haMPC for Asthma and Chronic Obstructive Pulmonary Disease (COPD);
●	Provide update on Cartilage Damage clinical study;
●	Develop preclinical package for allogeneic haMPC therapy for COPD/Asthma clinical trial;
●	Continue to seek advanced technologies to bolster our CAR-T China market position;
●	Bolster R&D resources to fortify our intellectual properties portfolio and scientific development;
●	File registration statement on Form S-8 for our 2014 Stock Option Plan;
●	Upon declaration of the S-3 Registration Statement’s effectiveness, improve liquidity and fortify our balance sheet by courting institutional investors;
●	Evaluate new regenerative medicine technology platform for other indications; and
●	Explore new CAR-T international collaboration and /or partnership.

For the three months ended March 31, 2016 and 2015, we generated $488,491 and $603,390 in revenue, respectively. The revenue are all from our technology consulting service. We expect our biomedicine business to generate revenues primarily from immune therapy and the development of therapies for the treatment of KOA in the next three to four years.

Our operating expenses for the three months ended March 31, 2016 were in line with management’s plans and expectations. We incurred an increase in total operating expenses of approximately $0.95 million for the three months ended March 31, 2016, as compared to the three months ended March 31, 2015, which is primarily attributable to an increase in professional service costs and increased input into expenditures for R&D projects.

Corporate History

Please refer to Note 1 of unaudited condensed consolidated financial statements for the corporate history.

BIOMEDICINE BUSINESS

Our biomedicine business was founded in 2009 as a newly formed specialty biomedicine company by a team of seasoned Chinese-American executives, scientists and doctors. In 2010, we established a GMP facility in Wuxi, and in 2012 we established a U.S. Food and Drug Administration (“FDA”) GMP standard protocol-compliant manufacturing facility in Shanghai. In October 2015, we opened a GMP facility in Beijing. Our focus has been to serve the rapidly growing health care market in China by marketing and commercializing stem cell and immune cell therapeutics, related tools and products from our patent-protected homegrown and acquired cell technology, as well as by utilizing exclusively in-licensed and other acquired intellectual properties.

Our current treatment focal points are cancer and other degenerative diseases such as KOA, Asthma, COPD and Cartilage Defects.

Cancer.In the cancer field, our in-licensed Tumor Cell Target Dendritic Cell (“TC-DC”)  therapy utilizes dendritic cells that have been taught the unique "signature" of the patient's’ cancer, in order to trigger an effective immune response against cancer stem cells, the root cause of cancer metastasis and recurrence. Our TC-DC product candidate has successfully completed a U.S. FDA Phase II clinical trial for the treatment of Metastatic Melanoma at the Hoag Medical Center in California. We have a process to develop human embryo-derived motor neuronal precursor cells and human embryo-derived neuronal precursor cells with high purity levels, validated by synapse formation, and have shown functional innervation with human muscle cells.  Under applicable international reciprocity procedures we are utilizing data generated in a U.S. Phase II clinical trial in an analogous China-based Phase I/II Clinical Trial for the treatment of Hepatocellular Carcinoma (“HCC”), a major type of Liver Cancer. Management believes we will be able to leverage skin cancer data produced in ongoing trials in the U.S., and apply it toward advancing our product candidate for the treatment of liver cancer and other cancer-related indications.  As of December 31, 2013, we have completed the HCC Phase I trial.   With the advent of more advanced technologies in our portfolio, at present we do not plan on continuing the HCC trial.  And with the recent build-up of our Vaccine, Tcm, TCR clonality, CAR-T and anti-PD-1 technologies we plan to evaluate and prioritize our cancer clinical trial indications for commercialization using safe and most effective therapy or combination therapies. We announced results from our Phase I trial for certain of CAR-T cancer immunotherapy programs on March 25, May 21, and late September 2015. The Phase I trial data for the CD19, CD20 and CD30 and EGFR HER 1 constructs showed a positive response rate under controllable toxicities.

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

COPD.COPD refers to a group of diseases that block airflow to the lungs and make it difficult to breathe. The two most common conditions that make up COPD are chronic bronchitis and emphysema, which gradually destroys the smallest air passages (bronchioles) in the lungs. Currently the common treatments for COPD, such as use of steroids, inhalers and bronchodilator drugs, aim to control the symptoms and minimize further damage, but do not reverse the tissue damage. The major causes of COPD in China are tobacco smoking, biomass fuel use and genetic susceptibility.

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

There over 30 million people in China suffering from asthma without effective therapies. According to Respirology 2013, Asian Pacific Society of Respirology, China has the largest asthmatic population in the world and is one of the countries with the highest asthma mortality rate.

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

We are developing our business in cell therapeutics and capitalizing on the increasing importance and promise that adult stem cells have in regenerative medicine. Our most advanced candidate involves adipose-derived mesenchymal stem cells to treat KOA. Based on current estimates, we expect our biomedicine business to generate revenues primarily through the development of therapies for the treatment of KOA within the next three to four years.

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

CBMG initially plans to use its centralized manufacturing facility located in Shanghai to service multiple hospitals within 200 km of the facility.  We aim to complete clinical trials for our KOA and CD therapy candidates as soon as practicable. Our goal is to first obtain regulatory permission for commercial use of the therapies for the respective hospitals in which the trials are being conducted. CBMG plans to scale up its customer base by qualifying multiple additional hospitals for the post-trial use of therapies, once approved, by following regulatory guidelines.  Based on current regulation and estimates we expect our biomedicine business to generate revenue from the development of therapies for the treatment of KOA within the next three to four years.

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

In September 2015, we released the first report of encouraging safety and early signal of clinical activity of EGFR CAR-T therapy in multiple indications of solid tumors with overexpression of EGFR. Although there are many promising data of CAR-T therapies in hematological cancer out in the field comprised of pediatric and adult B-ALL, NHL and HL, the CAR-T data in solid tumors is underwhelming. We believe our data provide support to allow the scientific community to believe that there is potential for CAR-T therapy in solid tumor indications as well.

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

Our strategy is, through the acquisition of AG and the technologies and pre-clinical and clinical data of University of the South Florida and PLAGH, to become an immune cell business leader in the China cancer therapy market and specialty pharmaceutical market by utilizing CBMG’s attractiveness as a NASDAQ listed company to consolidate key China immune cell technology leaders with fortified intellectual property and ramp up revenue with first mover’s advantage in a safe and efficient manner.  The Company plans to accelerate cancer trials by using the knowledge and experience gained from the Company’s ongoing KOA trials and the recent Tcm, CAR-T and PD-1 technologies.   Immune cell therapies have not been codified by any of the Chinese regulatory agencies.  China has a bifurcated regulatory pathway, which is different than the singular path in the United States.  Immune cell therapy is considered in China as a Class III medical technology and it remains unclear if it will be offered U.S.FDA-liked Fast Track designation as maintenance therapy in subjects with advanced cancer who have limited options following surgery and front-line platinum/taxane chemotherapy to improve their progression-free survival. By applying U.S. SOP and protocols and following authorized treatment plans in China, we believe we are differentiated from our competition as we believe we have first mover’s advantage and a fortified barrier to entry.  In addition, we began to review the feasibility of performing synergistic U.S. clinical studies.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. On an ongoing basis, our management evaluates the estimates, including those related to revenue recognition, accounts receivable, inventory, long-lived assets, goodwill and other intangibles, investments, stock-based compensation, and income taxes.  Of the accounting estimates we routinely make relating to our critical accounting policies, those estimates made in the process of: determining the valuation of accounts receivable, inventory, long-lived assets, and goodwill and other intangibles; measuring share-based compensation expense; preparing investment valuations; and establishing income tax valuation allowances and liabilities are the estimates most likely to have a material impact on our financial position and results of operations. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. However, because these estimates inherently involve judgments and uncertainties, there can be no assurance that actual results will not differ materially from those estimates.

During the three months ended March 31, 2016, we believe that there have been no significant changes to the items that we disclosed as our critical accounting policies and estimates in the “Critical Accounting Policies and Estimates” section of Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Results of Operations

Below is a discussion of the results of our operations for the three months ended March 31, 2016 and 2015. These results are not necessarily indicative of result that may be expected in any future period. Our prospects should be considered in light of the risks, expenses and difficulties that we may encounter. We may not be successful in addressing these risks and difficulties.

Comparison of Three Months Ended March 31, 2016 to Three Months Ended March 31, 2015

The descriptions in the results of operations below reflect our operating results as set forth in our Consolidated Statement of Operations filed herewith.

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
	CBMG	CBMG
	As stated	As stated
Net sales and revenue	$488,491	$603,390

Operating expenses:
Cost of sales	503,193	494,062
General and administrative	2,775,925	2,680,237
Selling and marketing	178,754	149,022
Research and development	2,398,362	1,455,420
Impairment of investments	-	123,428
Total operating expenses	5,856,234	4,902,169
Operating loss	(5,367,743)	(4,298,779)

Other income (expense)
Interest income	17,050	15,111
Other income (expense)	16,320	(2,703)
Total other income	33,370	12,408
Loss before taxes	(5,334,373)	(4,286,371)

Income taxes credit (provision)	1,124,260	(800)

Net loss	$(4,210,113)	$(4,287,171)
Other comprehensive income (loss):
Cumulative translation adjustment	16,073	19,609
Unrealized gain (loss) on investments, net of tax of $4,514,060 and $nil, for the three months ended March 31, 2016 and 2015, respectively	16,416,517	(2,568,271)
Total other comprehensive income (loss):	16,432,590	(2,548,662)
Comprehensive gain (loss)	$12,222,477	$(6,835,833)

Net loss per share:
Basic	$(0.35)	$(0.39)
Diluted	$(0.35)	$(0.39)

Weighted average common shares outstanding:
Basic	11,884,066	11,039,208
Diluted	11,884,066	11,039,208

* These line items include the following amounts of non-cash, stock-based compensation expense for the periods indicated:

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
	CBMG	CBMG
	As stated	As stated

Cost of sales	37,039	35,078
General and administrative	449,781	915,829
Selling and marketing	47,761	47,615
Research and development	731,482	720,936
	1,266,063	1,719,458

Results of Operations

Net sales and revenue
	2016	2015	Change	Percent

For the three months ended March 31,	$488,491	$603,390	$(114,899)	(19)%

All the revenue was derived from cell therapy treatments for the three months ended March 31, 2016 and 2015.  The decrease is attributable to the non-linear nature of the business.

 Cost of Sales
	2016	2015	Change	Percent

For the three months ended March 31,	$503,193	$494,062	$9,131	2%

The increase in cost of sales is mainly due to the Beijing center start-up cost. .

General and Administrative Expenses

	2016	2015	Change	Percent

For the three months ended March 31,	$2,775,925	$2,680,237	$95,688	4%

Increased expenses in 2016 was associated with increased corporate activities related the management and the development of our biomedicine business, was primarily attributed to below facts:

●	An increase in legal, audit and other professional fee of $365,000;
●	An increase in director fee of $52,000;
●	An increase in insurance fee of $43,000, which mainly resulted from the increase in premium of director and officer liability and Company reimbursement insurance;
●	An increase in rental expenses of $48,000;
●	An increase in miscellaneous taxes of $39,000; and
●
A decrease in stock-based compensation expense of $466,000, which primarily resulted from forfeiture of the options due to Wei Cao who resigned as the CEO of the Company in February 2016.  For further details please refer to Item 1 Note 13-Commitments and Contingencies - Service Agreement with Wei (William) Cao.

Selling and Marketing Expenses

	2016	2015	Change	Percent

For the three months ended March 31,	$178,754	$149,022	$29,732	20%

We are now increasing our sales and marketing teams in the immunotherapy business. Sales and marketing expenses increased by approximately $30,000 in the three months ended March 31, 2016 as compared to the three months ended March 31, 2015, primarily as a result of an increase in payroll expenses of $29,000 and an increase in entertainment expenses of $15,000, net of the decrease in market analysis professional fees of $20,000.

Research and Development Expenses
	2016	2015	Change	Percent

For the three months ended March 31,	$2,398,362	$1,455,420	$942,942	65%

Research and development costs increased by approximately $943,000 in the three months ended March 31, 2016 as compared to the three months ended March 31, 2015. The increase was primarily attributed to below facts:

●
An increase in payroll expenses of $372,000 in line with the increase of our immunotherapy research and development team. Total headcount of our R&D team increased from 34 as of March 31, 2015 to 48 as of March 31, 2016;

●	An increase in clinical trial expenditure of $311,000; and
●
An increase in depreciation and amortization of $141,000, which was mainly attributed to the technology obtained from 301 Hospital in June 2015 and newly purchased equipment for immunotherapy research and development.

Impairment of Investments
	2016	2015	Change	Percent

For the three months ended March 31,	$-	$123,428	$(123,428)	(100)%

The impairment of investments for the three months ended March 31, 2015 is attributed to the recognition of other than temporary impairment on the value of shares in one investment, no such expense existed in the same period 2016.

Operating Loss
	2016	2015	Change	Percent

For the three months ended March 31,	$(5,367,743)	$(4,298,779)	$(1,068,964)	25%

The increase in the operating loss for the three months ended March 31, 2016 as compared to the same period in 2015 is primarily due to changes in revenues, research and development expenses and impairment of investments, each of which is described above.

Total Other Income
	2016	2015	Change	Percent

For the three months ended March 31,	$33,370	$12,408	$20,962	169%

Other income for the three months ended March 31, 2016 was primarily interest income of $17,000, foreign exchange gain of $15,000 and subsidy income of $1,000. Other income for the three months ended March 31, 2015 was primarily interest income of $15,000, subsidy income of $5,000, net of the disposal loss of investment stock of $5,000 and foreign exchange loss of $2,000.

Income Taxes Credit (Provision)
	2016	2015	Change	Percent

For the three months ended March 31,	$1,124,260	$(800)	$(3,455)	N/A

While we have optimistic plans for our business strategy, we determined that a valuation allowance was necessary given the current and expected near term losses and the uncertainty with respect to our ability to generate sufficient profits from our business model. Therefore, we established a valuation allowance for deferred tax assets other than the extent of the benefit from other comprehensive income. Income tax credit for three months ended March 31, 2016 mainly represents deferred income tax as a result of recognizing tax benefit of current period loss due to other comprehensive income recorded this quarter. Income tax for three months ended march 31, 2015 represents the US state current tax.

Net Loss
	2016	2015	Change	Percent

For the three months ended March 31,	$(4,210,113)	$(4,287,171)	$(1,051,457)	25%

Changes in net loss are primarily attributable to changes in operations of our biomedicine segment which are described above.

Comprehensive Gain (Loss)
	2016	2015	Change	Percent

For the three months ended March 31,	$12,222,477	$(6,835,833)	$22,443,855	(328)%

Comprehensive net loss for three months ended March 31, 2016 includes unrealized net gain on investments of approximately $16,416,517 and a currency translation net gain of approximately $16,000 combined with the changes in net income. The unrealized gain on investments was primarily attributed to the valuation gain for the stock investment in Arem Pacific Corporation. The stock of Arem Pacific Corporation (ARPC) held by us are illiquid restricted shares.  ARPC is a very thinly traded OTC company.

Liquidity and Capital Resources

We had working capital of $14,527,960 as of March 31, 2016 compared to $13,675,034 as of December 31, 2015. Our cash position increased to $15,667,528 at March 31, 2016 compared to $14,884,597 at December 31, 2015, as we had cash generated from financing activities due to a private placement financing in February 2016 for gross proceeds of approximately $5 million through the sale of 263,158 shares of Common Stock, partially offset cash used in operating and investment activities.

Net cash provided by or used in operating, investing and financing activities from continuing operations was as follows:

Net cash used in operating activities was approximately $3,583,000 and $2,406,000 for the three months ended March 31, 2016 and 2015, respectively. The following table reconciles net loss to net cash used in operating activities:

For the three months ended March 31,	2016	2015	Change
Net loss	$(4,210,113)	$(4,287,171)	$(1,051,457)
Non cash transactions	1,937,712	2,287,306	(349,594)
Changes in operating assets, net	(1,310,396)	(406,030)	224,149
Net cash used in operating activities	$(3,582,797)	$(2,405,895)	$(1,176,902)

The 2016 change in non-cash transaction was primarily due to the increase in depreciation and amortization of $232,000 and decrease in share based compensation of $453,000 and decrease in non-temporary impairment of investments of $123,000 compared with same period in 2015.

Net cash used in investing activities was approximately $675,000 and $748,000 in the three months ended March 31, 2016 and 2015, respectively.  These amounts were primarily the result of purchases of fixed assets and intangible assets.

Cash provided by financing activities was approximately $5,063,000 and $19,591,000 in the three months ended March 31, 2016 and 2015, respectively. These amounts were mainly attributable to the proceeds received from the issuance of common stock.

Liquidity and Capital Requirements Outlook

Excluding any potential sponsorship in any U.S. clinical trials, and other regions out of China CD40LGVAX Trial, we anticipate that the Company will require approximately $26 million in cash to operate as planned in the coming 12 months. Of this amount, approximately $20.5 million will be used to operate our facilities and offices, including but not limited to payroll expenses, rent and other operating costs, and to fund our research and development as we continue to develop our products through the clinical study process. Approximately $5.6 million will be used as capital expenditure in machinery, equipment and facilities to expand our immune cell therapy business and CAR-T research and development, although we may revise these plans depending on the changing circumstances of our biomedicine business.

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

On April 15, 2016, the Company completed the second and final closing of a transaction with Wuhan Dangdai Science & Technology Industries Group Inc., pursuant to which the Company sold to the Investor 2,006,842 shares of the Company’s common stock, par value $0.001 per share, for approximately $38,130,000 in gross proceeds. As previously disclosed in a Current Report on Form 8-K filed on February 10, 2016, the Company conducted the initial closing of the Financing on February 4, 2016. The aggregate gross proceeds from both closings in the Financing totaled approximately $43,130,000. In the aggregate, 2,270,000 shares of Common Stock were issued in the Financing.  On March 22, 2016, the Company filed a registration statement on Form S-3 and the Company may offer and sell from time to time, in one or more series, any of the securities of the Company, for total gross proceeds up to $150,000,000. As we continue to incur losses, achieving profitability is dependent upon the successful development of our immune therapy business and commercialization of our technology in research and development phase, which is a number of years in the future. Once that occurs, we will have to achieve a level of revenues adequate to support our cost structure. We may never achieve profitability, and unless and until we do, we will continue to need to raise additional capital. Management intends to fund future operations through additional private or public debt or equity offerings, and may seek additional capital through arrangements with strategic partners or from other sources.

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

Contractual Obligations

A summary of the Company’s contractual obligations was included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015. The Company’s contractual obligations and other commercial commitments did not change materially between December 31, 2015 and March 31, 2016.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The Company’s exposure to credit risk is influenced mainly by the individual characteristics of each customer rather than the industry or country in which the customers operate and therefore significant concentrations of credit risk primarily arise when the Company has significant exposure to individual customers.  The Company launched technology services in  late 2014 and debtors are of high concentration in the start-up stage.  As of March 31, 2016 and December 31, 2015, 81% and 92% of the total accounts receivables were due from the Company’s two largest customers respectively.

Currency Risk

The Company is exposed to currency risk primarily from sales and purchases which give rise to receivables, payables that are denominated in a foreign currency (mainly RMB).  The Company has adopted USD as its functional currency, thus the fluctuation of exchange rates between RMB and USD exposes the Company to currency risk.

The following table details the Company’s exposure as of March 31, 2016 to currency risk arising from recognised assets or liabilities denominated in a currency other than the functional currency of the entity to which they relate.  For presentation purposes, the amounts of the exposure are shown in USD translated using the spot rate as of March 31, 2016.  Differences resulting from the translation of the financial statements of entities into the Company’s presentation currency are excluded.

	Exposure to foreign currencies (Expressed in USD)
	As of March 31, 2016
	RMB	USD
Cash and cash equivalents	3,935,457	334,714
Other current liabilities	(2,987,061)	-
Net exposure arising from recognised assets and liabilities	948,396	334,714

The following table indicates the instantaneous change in the Company’s net loss that would arise if foreign exchange rates to which the Company has significant exposure at the end of the reporting period had changed at that date, assuming all other risk variables remained constant.

	As of March 31, 2016

	increase/(decrease) in foreign exchange rates	Effect on net loss (Expressed in USD)

RMB (against USD)	5%	30,684

	-5%	(30,684)

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

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2016, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The amended complaint names ten additional individuals and entities as defendants (“additional defendants”), none of whom were affiliated with the Company, and asserted an additional claim under Section 10(b) and Rule 10b-5(a) and (c) thereunder that the Company purportedly engaged in a scheme with the additional defendants to promote its securities.  The amended complaint did not assert any claims against Mr. Liu.

On January 19, 2016, the Company filed a motion to dismiss.  Plaintiff submitted a response on March 1, 2016 and oral argument on the motion to dismiss took place on April 20, 2016.  The decision on the motion to dismiss is pending.  Discovery will be stayed pending the decision on the motion to dismiss.

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

ITEM 1A. RISK FACTORS

During the three months ended March 31, 2016, there were no material changes to the risk factors disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015 except the risks set forth below.

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

Currently, the Company has a pending class action complaint filed against it. See also “Note 13 - COMMITMENTS AND CONTINGENCIES” of the unaudited condensed consolidated financial statements.

The Company’s technical services revenue may become subject to tightened regulation that may affect the Company’s financial condition.

Currently we are generating technical services revenue comprised of preparation of subset T Cell and clonality assay platform technology for treatment of cancers by our hospital partners. Our revenue is therefore subject to the risk of progressive regulatory actions by the PRC government in the area of immunotherapy.  As China has not yet codified any specific regulations to govern the development and application of immune cell therapies, the outcome of any potential Chinese regulatory action is difficult to assess or quantify.  From time to time there may also be adverse publicity relating to the practice of immunotherapy treatments in China, which, due to the sensitive and experimental nature of the treatment, may trigger further governmental scrutiny.   Any progressive regulatory action in China arising out of such scrutiny may adversely affect the Company’s financial condition or cash flows.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

All unregistered sales and issuances of equity securities for the three months ended March 31, 2016 that are required to be disclosed herein were previously disclosed in a Form 8-K filed with the SEC.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits

Exhibit Number	Description
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer.
32.1	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Consulting agreement with Wen Tao (Steve) Liu, dated February 7, 2016*
99..2	Clinical Trial Agreement, dated February 16, 2016, by and between CBMG Shanghai and Shanghai Tongji Hospital*
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CELLULAR BIOMEDICINE GROUP, INC.
(Registrant)

Date: May 9, 2016	By:	/s/ Bizuo (Tony) Liu
Bizuo (Tony) Liu
Chief Executive Officer, Chief Financial Officer and Secretary
(Principal Executive Officer and Principal Financial and Accounting Officer)