Form 10-Q
period 2016-06-30
Cellular Biomedicine Group, Inc.
filed 2016-08-09
CIK 1378624

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of August 1, 2016, there were 14,102,228 shares of common stock, par value $.001 per share issued and outstanding.

PART I – FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (Unaudited)

  CELLULAR BIOMEDICINE GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
AS OF JUNE 30, 2016 AND DECEMBER 31, 2015

	June 30,	December 31,
	2016	2015

Assets
Cash and cash equivalents	$47,470,196	$14,884,597
Accounts receivable, less allowance for doubtful amounts of $10,782
and $nil as of June 30, 2016 and December 31, 2015, respectively	330,860	630,332
Other receivables	245,073	271,344
Inventory	313,837	390,886
Prepaid expenses	811,403	367,050
Taxes recoverable	-	150,082
Total current assets	49,171,369	16,694,291

Investments	11,211,137	5,379,407
Property, plant and equipment, net	3,204,157	2,768,900
Goodwill	7,678,789	7,678,789
Intangibles, net	15,018,223	15,949,100
Long-term prepaid expenses and other assets	1,256,973	989,935
Total assets (1)	$87,540,648	$49,460,422

Liabilities and Stockholders' Equity

Liabilities:
Accounts payable	$136,355	$260,886
Accrued expenses	457,392	845,087
Taxes payable	30,000	-
Other current liabilities	1,574,592	1,913,284
Total current liabilities	2,198,339	3,019,257

Deferred tax liabilities	288,830	-
Other non-current liabilities	25,636	76,229
Total liabilities (1)	2,512,805	3,095,486

Commitments and Contingencies (note 12)

Stockholders' equity:

Preferred stock, par value $.001, 50,000,000 shares
authorized; none issued and outstanding as of
June 30, 2016 and December 31, 2015, respectively	-	-

Common stock, par value $.001, 300,000,000 shares authorized;
14,099,228 and 11,711,645 issued and outstanding
as of June 30, 2016 and December 31, 2015, respectively	14,099	11,711
Additional paid in capital	148,830,297	103,807,651
Accumulated deficit	(68,745,706)	(57,338,311)
Accumulated other comprehensive income (loss)	4,929,153	(116,115)
Total stockholders' equity	85,027,843	46,364,936

Total liabilities and stockholders' equity	$87,540,648	$49,460,422
_______________
(1)
The Company’s consolidated assets as of June 30, 2016 and December 31, 2015 included $6,547,364 and $6,115,073, respectively, of assets of variable interest entities, or VIEs, that can only be used to settle obligations of the VIEs. Each of the following amounts represent the balances as of June 30, 2016 and December 31, 2015, respectively. These assets include cash and cash equivalents of $1,496,939 and $1,821,883; accounts receivable of $328,146 and $337,345; other receivables of $129,187 and $136,621; inventory of $89,154 and $180,973; prepaid expenses of $587,679 and $250,123; property, plant and equipment, net, of $1,694,303 and $1,145,924; intangibles of $1,750,343 and $1,892,551; and long-term prepaid expenses and other assets of $471,613 and $349,653. The Company’s consolidated liabilities as of June 30, 2016 and December 31, 2015 included $1,112,662 and $1,478,160, respectively, of liabilities of the VIEs whose creditors have no recourse to the Company. These liabilities include accounts payable of $83,531 and $38,004; other payables of $748,250 and $914,817; payroll accrual of $270,325 and $464,510; and other non-current liabilities of $10,556 and $60,829. See further description in Note 3, Variable Interest Entities.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CELLULAR BIOMEDICINE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2016 AND 2015

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

Net sales and revenue	$71,599	$656,959	$560,090	$1,260,349

Operating expenses:
Cost of sales	323,587	398,229	826,780	892,291
General and administrative	3,072,647	3,768,535	5,848,572	6,448,772
Selling and marketing	39,480	161,219	218,234	310,241
Research and development	2,972,855	1,322,692	5,371,217	2,778,112
Impairment of investments	-	-	-	123,428
Total operating expenses	6,408,569	5,650,675	12,264,803	10,552,844
Operating loss	(6,336,970)	(4,993,716)	(11,704,713)	(9,292,495)

Other income (expense):
Interest income	18,290	5,920	35,340	21,031
Other income (expense)	7,646	13,523	23,966	10,820
Total other income	25,936	19,443	59,306	31,851
Loss before taxes	(6,311,034)	(4,974,273)	(11,645,407)	(9,260,644)

Income taxes credit (provision)	(886,248)	(52,202)	238,012	(53,002)

Net loss	$(7,197,282)	$(5,026,475)	$(11,407,395)	$(9,313,646)
Other comprehensive income (loss):
Cumulative translation adjustment	(271,438)	42,236	(255,365)	61,845
Unrealized gain (loss) on investments, net of tax	(11,115,884)	10,631,731	5,300,633	8,063,460
Total other comprehensive income (loss):	(11,387,322)	10,673,967	5,045,268	8,125,305

Comprehensive gain (loss)	$(18,584,604)	$5,647,492	$(6,362,127)	$(1,188,341)

Net loss per share :
Basic	$(0.52)	$(0.44)	$(0.89)	$(0.83)
Diluted	$(0.52)	$(0.44)	$(0.89)	$(0.83)

Weighted average common shares outstanding:
Basic	13,737,722	11,531,497	12,810,894	11,286,712
Diluted	13,737,722	11,531,497	12,810,894	11,286,712

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CELLULAR BIOMEDICINE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015
	For the Six Months Ended
	June 30,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,407,395)	$(9,313,646)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	1,349,137	928,531
Stock based compensation expense	2,412,261	3,618,050
Other than temporary impairment on investments	-	123,428
Realized losses from sale of investments	-	5,178
Inventory provision	105,919	-
Allowance for doubtful account	10,782	-
Changes in operating assets and liabilities:
Accounts receivable	275,333	(304,173)
Other receivables	20,521	(222,716)
Inventory	(25,309)	(27,839)
Prepaid expenses	(457,032)	(8,427)
Taxes recoverable	150,082	-
Other current assets	-	110,347
Long-term prepaid expenses and other assets	(259,624)	(73,031)
Accounts payable	(124,531)	(320,305)
Accrued expenses	(387,695)	112,026
Advances payable to related party	-	(30,216)
Other current liabilities	(152,605)	88,991
Taxes payable	30,000	(173,739)
Deferred tax liabilities	(242,267)	-
Other non-current liabilities	(50,049)	(212,265)
Net cash used in operating activities	(8,752,472)	(5,699,806)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceed from sale of investments, net of issuance cost paid	-	1,480
Purchases of intangibles	-	(4,385,940)
Purchases of assets	(1,161,568)	(224,826)
Net cash used in investing activities	(1,161,568)	(4,609,286)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from the issuance of common stock	42,437,374	18,964,849
Proceeds from exercise of stock options	175,399	234,599
Net cash provided by financing activities	42,612,773	19,199,448

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(113,134)	(9,856)

INCREASE IN CASH AND CASH EQUIVALENTS	32,585,599	8,880,500
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	14,884,597	14,770,584
CASH AND CASH EQUIVALENTS, END OF PERIOD	$47,470,196	$23,651,084

SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for income taxes	$(6,705)	$(226,855)

Non-cash investing activities
Acquisition of intangible assets through issuance of the Company's stock	$-	$1,096,399

 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CELLULAR BIOMEDICINE GROUP, INC.
FOR THE THREE MONTHS ENDED JUNE 30, 2016 AND 2015
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF BUSINESS

As used in this quarterly report, "we", "us", "our", "CBMG", "Company" or "our company" refers to Cellular Biomedicine Group, Inc. and, unless the context otherwise requires, all of its subsidiaries and variable interest entities.

Overview

Cellular Biomedicine Group, Inc. is a biomedicine company, principally engaged in the development of new treatments for cancerous and degenerative diseases utilizing proprietary cell-based technologies. Our technology includes two major platforms: (i) Immune Cell therapy for treatment of a broad range of cancers using : Chimeric Antigen Receptor T cell (CAR-T), cancer vaccine, and T Central Memory Cell (Tcm) technology, and (ii) human adipose-derived mesenchymal progenitor cells (haMPC) for treatment of joint and autoimmune diseases, with primary research and manufacturing facilities in China.

We are focused on developing and marketing safe and effective cell-based therapies based on our cellular platforms, to treat serious chronic and degenerative diseases such as cancer, orthopedic diseases (including osteoarthritis and tissue damage), various inflammatory diseases and metabolic diseases. We have developed proprietary practical knowledge in the use of cell-based therapeutics that we believe could be used to help a great number of people suffering from cancer and other serious chronic diseases. We are conducting clinical studies in China for two stem cell based therapies to treat knee osteoarthritis (“KOA”) and Cartilage Defect (“CD”). We have completed Phase IIb autologous haMPC KOA clinical study and published its promising results. Led by Shanghai Renji Hospital, one of the largest teaching hospitals in China, we launched Phase I clinical trial of an off-the-shelf allogeneic haMPC (AlloJoinTM) therapy for KOA. We have completed patient recruitment for Phase I clinical studies of KOA on August 5, 2016. We also initiated multiple dose preclinical studies in a Chronic Obstructive Pulmonary Disease ("COPD") animal model, and plan to initiate manufacturing of (AlloJoinTM) product for KOA preclinical and clinical studies in the United States.

Our initial target market is Greater China. We believe that the results of our research, the acquired knowhow and clinical trial results will support expanded preclinical and clinical trials with a larger population of patients, which we expect to carry out through authorized treatment centers throughout Greater China.

With the acquisition of the University of South Florida’s license on the next generation GVAX vaccine (CD40LGVAX) and its related standard operational procedures (SOPs), we have expanded our immuno-oncology portfolio significantly. We plan to use the knowledge we obtained from the previous phase l clinical study conducted in the US by Moffitt center to support an investigator sponsored trial to evaluate the potential synergistic effect of the combination of CD40LGVAX with anti-PD1 checkpoint inhibitors, to treat late stage non-small cell lung cancer (NSCLC) adenocarcinoma patients. We may also seek approval to conduct clinical trials with leading non-U.S. medical centers or seek partnership for CD40LGVAX sub-license opportunities.

With our recent build-up of multiple cancer therapeutic technologies, we have prioritized our clinical efforts on developing CAR-T based therapies for multiple programs in multiple indications along with Cancer vaccine in NSCLC, and not actively pursuing the fragmented technical services opportunities. We are striving to build a highly competitive research and development function, a translational medicine team, along with a cell production function, to support the development of multiple assets in several cancer indications. These efforts will allow us to boost the Company's Immuno-Oncology presence, and pave the way for future partnerships.

Corporate History

Cellular Biomedicine Group, Inc., (formerly known as EastBridge Investment Group Corporation) was incorporated in the State of Delaware and its corporate headquarters to 19925 Stevens Creek Blvd., Suite 100 in Cupertino, California. The Company is focusing its resources on becoming a biotechnology company bringing therapies to improve the health of patients in China.

On September 26, 2014, the Company completed its acquisition of Beijing Agreen Biotechnology Co. Ltd. ("AG") and the U.S. patent held by AG’s founder. AG is a biotech company with operations in China, engaged in the development of treatments for cancerous diseases utilizing proprietary cell technologies, which include without limitation, preparation of subset T Cell and clonality assay platform technology for treatment of a broad range of cancers.

NOTE 2 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”) for reporting on Form 10-Q. Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements herein. The unaudited Condensed Consolidated Financial Statements herein should be read in conjunction with the historical consolidated financial statements of the Company for the years ended December 31, 2015 included in our Annual Report on Form 10-K for the year ended December 31, 2015. Operating results for the three and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

Principles of Consolidation

Our unaudited condensed consolidated financial statements reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of our financial position and results of operations. Such adjustments are of a normal recurring nature, unless otherwise noted. The balance sheet as of June 30, 2016 and the results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of the results to be expected for any future period.

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

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). Financial Instruments—Credit Losses (Topic 326) amends guideline on reporting credit losses for assets held at amortized cost basis and available-for-sale debt securities. For assets held at amortized cost basis, Topic 326 eliminates the probable initial recognition threshold in current GAAP and, instead, requires an entity to reflect its current estimate of all expected credit losses. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial assets to present the net amount expected to be collected. For available-for-sale debt securities, credit losses should be measured in a manner similar to current GAAP, however Topic 326 will require that credit losses be presented as an allowance rather than as a write-down. ASU 2016-13 affects entities holding financial assets and net investment in leases that are not accounted for at fair value through net income. The amendments affect loans, debt securities, trade receivables, net investments in leases, off balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. The amendments in this ASU will be effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. We are currently evaluating the impact of the adoption of ASU 2016-13 on our consolidated financial statements.

In April 2016, the FASB issued ASU No. 2016-09, “Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”), which simplifies several aspects of the accounting for employee share-based payment transactions. The areas for simplification in ASU 2016-09 include the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The amendments in this ASU will be effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods. Early adoption is permitted. We are currently evaluating the impact of the adoption of ASU 2016-09 on our consolidated financial statements.

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

 In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). ASU 2014-09 supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605)”, and requires entities to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date” (“ASU 2015-14”) in August 2015. The amendments in ASU 2015-14 defer the effective date of ASU 2014-09. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. Further to ASU 2014-09 and ASU 2015-14, the FASB issued ASU No. 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)” (“ASU 2016-08”) in March 2016, ASU No. 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing” (“ASU 2016-10”) in April 2016, and ASU No. 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients” (“ASU 2016-12”), respectively. The amendments in ASU 2016-08 clarify the implementation guidance on principal versus agent considerations, including indicators to assist an entity in determining whether it controls a specified good or service before it is transferred to the customers. ASU 2016-10 clarifies guideline related to identifying performance obligations and licensing implementation guidance contained in the new revenue recognition standard. The updates in ASU 2016-10 include targeted improvements based on input the FASB received from the Transition Resource Group for Revenue Recognition and other stakeholders. It seeks to proactively address areas in which diversity in practice potentially could arise, as well as to reduce the cost and complexity of applying certain aspects of the guidance both at implementation and on an ongoing basis. ASU 2016-12 addresses narrow-scope improvements to the guidance on collectibility, non-cash consideration, and completed contracts at transition. Additionally, the amendments in this ASU provide a practical expedient for contract modifications at transition and an accounting policy election related to the presentation of sales taxes and other similar taxes collected from customers. The effective date and transition requirements for ASU 2016-08, ASU 2016-10 and ASU 2016-12 are the same as ASU 2014-09. We are currently in the process of evaluating the impact of the adoption of ASU 2014-09, ASU 2016-08, ASU 2016-10 and ASU 2016-12 on our consolidated financial statements.

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

The Company has aggregated the financial information of CBMG Shanghai and its subsidiaries in the table below. The aggregate carrying value of assets and liabilities of CBMG Shanghai and its subsidiaries (after elimination of intercompany transactions and balances) in the Company’s condensed consolidated balance sheets as of June 30, 2016 and December 31, 2015 are as follows:

	June 30,	December 31,
	2016	2015
Assets
Cash	$1,496,939	$1,821,883
Accounts receivable	328,146	337,345
Other receivables	129,187	136,621
Inventory	89,154	180,973
Prepaid expenses	587,679	250,123
Total current assets	2,631,105	2,726,945

Property, plant and equipment, net	1,694,303	1,145,924
Intangibles	1,750,343	1,892,551
Long-term prepaid expenses and other assets	471,613	349,653
Total assets	$6,547,364	$6,115,073

Liabilities
Accounts payable	$83,531	$38,004
Other payables	748,250	914,817
Payroll accrual	270,325	464,510
Total current liabilities	$1,102,106	$1,417,331

Other non-current liabilities	10,556	60,829
Total liabilities	$1,112,662	$1,478,160

NOTE 4 – INVENTORY

As of June 30, 2016 and December 31, 2015, inventory consisted of the following:

	June 30, 2016	December 31, 2015
Raw materials	$288,976	$357,896
Semi-finished goods	15,277	15,346
Finished goods	9,584	17,644
	$313,837	$390,886

Provision for inventories is as below:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Balance at the beginning of the period	$123,848	$-	$123,848	$-
Addition	110,126	-	110,145	-
Exchange difference	(4,207)	-	(4,226)	-
Balance at the end of the period	$229,767	$-	$229,767	$-

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT

As of June 30, 2016 and December 31, 2015, property, plant and equipment, carried at cost, consisted of the following:

	June 30, 2016	December 31, 2015

Office equipment	$66,035	$24,526
Manufacturing equipment	3,252,280	2,680,805
Computer equipment	163,243	150,698
Leasehold improvements	2,255,597	1,417,997
Construction work in process	21,931	680,740
	5,759,086	4,954,766
Less: accumulated depreciation	(2,554,929)	(2,185,866)
	$3,204,157	$2,768,900

 For the three and six months ended June 30, 2016, depreciation expense was $222,960 and $440,698, respectively, as compared to $144,100 and $298,909 for the three and six months ended June 30, 2015, respectively.

NOTE 6 – INVESTMENTS

The Company’s investments represent the investment in equity securities listed in Over-The-Counter (“OTC”) markets of the United States of America:

June 30, 2016	Cost	Gross Unrealized Gains/(losses)	Gross Unrealized Losses more than 12 months	Gross Unrealized Losses less than 12 months	Market or Fair Value
Equity position in Alpha Lujo, Inc.	$251,388	$-	$-	$(221,964)	$29,424
Equity position in Arem Pacific Corporation	5,030,000	6,090,000	-	-	11,120,000
Equity position in Wonder International Education & Investment Group Corporation	61,713	-	-	-	61,713
Total	$5,343,101	$6,090,000	$-	$(221,964)	$11,211,137

December 31, 2015	Cost	Gross Unrealized Gains/(losses)	Gross Unrealized Losses more than 12 months	Gross Unrealized Losses less than 12 months	Market or Fair Value
Equity position in Alpha Lujo, Inc.	$251,388	$-	$-	$(133,694)	$117,694
Equity position in Arem Pacific Corporation	5,030,000	170,000	-	-	5,200,000
Equity position in Wonder International Education & Investment Group Corporation	61,713	-	-	-	61,713
Total	$5,343,101	$170,000	$-	$(133,694)	$5,379,407

There was no net proceeds from sale of investments for the three months ended June 30, 2016 and 2015. Net proceeds from sale of investments for the six months ended June 30, 2016 and 2015 was $ nil and $1,480, respectively.

There was no net realized losses from sale of investments for the three months ended June 30, 2016 and 2015. Net realized losses from sale of investments for the six months ended June 30, 2016 and 2015 was $ nil and $5,178, respectively.

The unrealized holding gain (loss) for the investments, net of tax that were recognized in other comprehensive income for the three and six months ended June 30, 2016 was $(11,115,884) and $5,300,633, respectively, as compared to $10,631,731 and $8,063,460 for the three and six months ended June 30, 2015, respectively.

The Company tracks each investment with an unrealized loss and evaluate them on an individual basis for other-than-temporary impairments, including obtaining corroborating opinions from third party sources, performing trend analysis and reviewing management’s future plans.  When investments have declines determined by management to be other-than-temporary the Company recognizes write downs through earnings.  There was no other-than-temporary impairment of investments for the three months ended June 30, 2016 and 2015. Other-than-temporary impairment of investments for the six months ended June 30, 2016 and 2015 was $ nil and $123,428, respectively.

NOTE 7 – FAIR VALUE ACCOUNTING

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

Assets measured at fair value within Level 2 on a recurring basis as of June 30, 2016 and December 31, 2015 are summarized as follows:

	As of June 30, 2016
	Fair Value Measurements at Reporting Date Using:
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Equity position in Alpha Lujo, Inc.	$29,424	$-	$29,424	$-
Equity position in Arem Pacific Corporation	11,120,000	-	11,120,000	-
Equity position in Wonder International Education & Investment Group Corporation	61,713	-	61,713	-
	$11,211,137	$-	$11,211,137	$-

	As of December 31, 2015
	Fair Vaue Measurements at Reporting Date Using:
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Equity position in Alpha Lujo, Inc.	$117,694	$-	$117,694	$-
Equity position in Arem Pacific Corporation	5,200,000	-	5,200,000	-
Equity position in Wonder International Education & Investment Group Corporation	61,713	-	61,713	-
	$5,379,407	$-	$5,379,407	$-

No shares were acquired in the six months ended June 30, 2016 and 2015.

As of June 30, 2016 and December 31, 2015, the Company holds 8,000,000 shares in Arem Pacific Corporation, 2,942,350 shares in Alpha Lujo, Inc. and 2,057,131 shares in Wonder International Education and Investment Group Corporation, respectively.  All available-for-sale investments held by the Company at June 30, 2016 and December 31, 2015 have been valued based on Level 2 inputs due to the limited trading of all three of these companies.  Available-for-sale securities classified within Level 2 of the fair value hierarchy are valued utilizing pricing reports from an independent third party pricing service.

NOTE 8 – INTANGIBLE ASSETS

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

As of June 30, 2016 and December 31, 2015, intangible assets, net consisted of the following:

Patents & knowhow & license
	June 30, 2016	December 31, 2015
Cost basis	$17,645,730	$17,686,700
Less: accumulated amortization	(2,670,836)	(1,790,045)
	$14,974,894	$15,896,655

Software
	June 30, 2016	December 31, 2015
Cost basis	$89,064	$90,951
Less: accumulated amortization	(45,735)	(38,506)
	$43,329	$52,445

Total intangibles, net	$15,018,223	$15,949,100

All software is provided by a third party vendor, is not internally developed, and has an estimated useful life of five years. Patents and knowhow are amortized using an estimated useful life of three to ten years. Amortization expense for the three and six months ended June 30, 2016 was $454,528 and $908,439, respectively, and amortization expense for the three and six months ended June 30, 2015 was $345,189 and $629,622, respectively.

Estimated amortization expense for each of the ensuing years are as follows for the years ending June 30:

Years ending June 30,	Amount
2017	$1,782,167
2018	1,776,375
2019	1,771,868
2020	1,770,776
2021 and thereafter	7,917,037
$15,018,223

NOTE 9 – LEASES

The Company leases facilities under non-cancellable operating lease agreements.  These facilities are located in the United States, Hong Kong and China.  The Company recognizes rental expense on a straight-line basis over the life of the lease period.  Rent expense under operating leases for the three and six months ended June 30, 2016 was approximately $276,884 and $575,683, respectively, as compared to $272,113 and $503,222 for the three and six months ended June 30, 2015, respectively.

As of June 30, 2016, the Company has the following future minimum lease payments due under the foregoing lease agreements:

Years ending June 30,	Amount
2017	$890,790
2018	516,170
2019	486,418
2020	424,063
2021 and thereafter	652,861

$2,970,302

NOTE 10 – RELATED PARTY TRANSACTIONS

The Company advanced petty cash to officers for business travel purpose.  As of June 30, 2016 and December 31, 2015, other receivables due from officers for business travel purpose was $ nil and $19,214, respectively.

NOTE 11 – EQUITY

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

In connection with the above Financing, the Company agreed to pay a finder’s fee equal to 5% of the gross proceeds comprised of (i) $657,628 from the gross proceeds of the Financing and (ii) 78,888 restricted shares of Common Stock based on the per share purchase price in the Financing of $19 per share. On April 28, 2016, 78,888 shares of common stock were issued to the finder, which was recorded against the equity.

During the three and six months ended June 30, 2016, the Company expensed $957,782 and $2,049,816 associated with unvested option awards and $188,416 and $362,445 associated with restricted common stock issuances, respectively. During the three and six months ended June 30, 2015, the Company expensed $1,816,456 and $3,517,364 associated with unvested options awards and $82,137 and $100,687 associated with restricted common stock issuances, respectively.

During the three and six months ended June 30, 2016, options for 2,350 and 28,735 underlying shares were exercised on a cash basis, 2,350 and 28,735 shares of the Company’s common stock were issued accordingly. During the three and six months ended June 30, 2015, options for 67,623 and 75,523 underlying shares were exercised on a cash basis, 67,623 and 75,523 shares of the Company’s common stock were issued accordingly.

During the three and six months ended June 30, 2016, 9,960 shares of the Company's restricted common stock were issued respectively. During the three and six months ended June 30, 2015, 901 shares of the Company’s restricted common stock were issued.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Service Agreement with Wei (William) Cao

The Company entered into a consulting agreement with Wei (William) Cao, the former CEO and a former director, which became effective as of February 7, 2016 and terminates on February 7, 2018, pursuant to which Wei Cao would advise the Executive on merger and acquisition and other strategic opportunities, participate in the Company’s internal scientific review and actively work with the Company’s Scientific Advisory Board and provide other consulting services. Compensation related to the consulting services are disclosed in 10-K filed on March 11, 2016. On May 25, 2016 Wei Cao notified the Company of his intention to terminate the Service Agreement on August 7, 2016.

 Service Agreement with Wen Tao (Steve) Liu

The Company entered into a consulting agreement with Wen Tao (Steve) Liu, a director of the Company, which is effective as of February 7, 2016 and terminate on February 7, 2018, pursuant to which Wen Tao Liu would advise the Company on strategic opportunities and China hospital resource management as directed by the CEO, maintain the Company’s Cupertino office and provide other consulting services etc. Compensation related to the consulting services are disclosed in Exhibit 99.1 of the quarterly report on Form 10-Q for the three-month ending March 31, 2016.

Capital commitments

As of June 30, 2016, the capital commitments of the Company are summarized as follows:

June 30, 2016

Contracts for acquisition of plant and equipment being or to be executed	$400,815

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

On January 19, 2016, the Company filed a motion to dismiss, which was argued on April 20, 2016. On May 20, 2016, the Court granted the motion to dismiss with leave to amend. On June 6, 2016, Plaintiffs filed a Second Amended Complaint, and on June 30, 2016, the Company filed a motion to dismiss. Oral argument on the motion will be held August 17, 2016.

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

NOTE 13 – STOCK BASED COMPENSATION

Our stock-based compensation arrangements include grants of stock options and restricted stock awards under the Stock Option Plan (the “2009 Plan”,“2011 Plan”, “2013 Plan” and the “2014 Plan”), and certain awards granted outside of these plans. The compensation cost that has been charged against income related to stock options for the three and six months ended June 30, 2016 was $957,782 and $2,049,816, respectively, and for the three and six months ended June 30, 2015 was $1,816,456 and $3,517,364, respectively. The compensation cost that has been charged against income related to restricted stock awards for the three and six months ended June 30, 2016 $188,416 and $362,445, respectively, and for the three and six months ended June 30, 2015 was $82,137 and $100,687.

As of June 30, 2016, there was $8,298,854 all unrecognized compensation cost related to an aggregate of 744,691 of non-vested stock option awards and $1,399,748 related to an aggregate of 69,256 of non-vested restricted stock awards.  These costs are expected to be recognized over a weighted-average period of 1.66 years for the stock options awards and 1.46 years for the restricted stock awards.

During the three months ended June 30, 2016, the Company issued options under the 2013 Plan and 2014 Plan of an aggregate of 183,000 shares of the Company’s common stock to officers, directors and employees. The grant date fair value of these options was $2,499,760 using Black-Scholes option valuation models with the following assumptions: grant date stock price $14.24 to $20.29, volatility 89.86% to 90.03%, expected life 6.0 years, and risk-free rate of 1.32% to 1.4%. The Company is expensing these options on a straight-line basis over the requisite service period.

During the six months ended June 30, 2016, the Company issued options under the 2013 Plan and 2014 Plan of an aggregate of 233,743 shares of the Company’s common stock to officers, directors and employees. The grant date fair value of these options was $3,042,661 using Black-Scholes option valuation models with the following assumptions: grant date stock price $14.14 to $40.00, volatility 89.66% to 90.03%, expected life 6.0 years, and risk-free rate of 1.31% to 1.65%. The Company is expensing these options on a straight-line basis over the requisite service period.

During the three months ended June 30, 2015, the Company issued options under the 2013 Plan and 2014 Plan of an aggregate of 159,000 shares of the Company’s common stock to officers, directors and employees. The grant date fair value of these options was $3,785,624 using Black-Scholes option valuation models with the following assumptions: grant date stock price $23.54 to $37.4, volatility 89.63% to 91.56%, expected life 6.0 years, and risk-free rate of 1.49% to 1.78%. The Company is expensing these options on a straight-line basis over the requisite service period.

During the six months ended June 30, 2015, the Company issued an aggregate of 634,279 options under the 2013 Plan and 2014 Plan to officers, directors and employees. The grant date fair value of these options was $12,172,344 using Black-Scholes option valuation models with the following assumptions: exercise price equal to the grant date stock price of $5.00 to $37.40, volatility 89.63% to 99.27%, expected life 6.0 years, and risk-free rate of 1.39% to 1.81%. The Company is expensing these options on a straight-line basis over the requisite service period.

The following table summarizes stock option activity as of June 30, 2016 and December 31, 2015 and for the six months ended June 30, 2016:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Outstanding at December 31, 2015	1,952,648	$12.42	7.8	$17,701,962
Grants	233,743	20.17
Forfeitures	(358,509)	20.49
Exercises	(28,735)	6.10
Outstanding at June 30, 2016	1,799,147	$11.93	7.6	$116,854

Vested and exercisable at June 30, 2016	1,054,456	$7.59	7.1	$4,640,453

Exercise	Number of Options
Price	Outstanding	Exercisable

$3.00 - $4.95	276,430	276,430
$5.00 - $9.19	654,134	532,915
$12.91 +	868,583	245,111
	1,799,147	1,054,456

 The aggregate intrinsic value for stock options outstanding is defined as the positive difference between the fair market value of our common stock and the exercise price of the stock options.

Cash received from option exercises under all share-based payment arrangements for the six months ended June 30, 2016 and 2015 was $175,399 and $ 234,599.

NOTE 14 – NET LOSS PER SHARE

Basic and diluted net loss per common share is computed on the basis of our weighted average number of common shares outstanding, as determined by using the calculations outlined below:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

Net loss	$(7,197,282)	$(5,026,475)	$(11,407,395)	$(9,313,646)

Weighted average shares of common stock	13,737,722	11,531,497	12,810,894	11,286,712
Dilutive effect of stock options	-	-	-	-
Restricted stock vested not issued	-	-	-	-
Common stock and common stock equivalents	13,737,722	11,531,497	12,810,894	11,286,712

Net loss per basic share	$(0.52)	$(0.44)	$(0.89)	$(0.83)
Net loss per diluted share	$(0.52)	$(0.44)	$(0.89)	$(0.83)

For the three and six months ended June 30, 2016 and 2015, the effect of conversion and exercise of the Company’s outstanding options are excluded from the calculations of dilutive net income (loss) per share as their effects would have been anti-dilutive since the Company had generated loss for the three and six months ended June 30, 2016 and 2015.

NOTE 15 – INCOME TAXES

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

The Company considers all available evidence to determine whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become realizable. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carry-forward periods), and projected taxable income in assessing the realizability of deferred tax assets. In making such judgments, significant weight is given to evidence that can be objectively verified. Based on all available evidence, in particular our three-year historical cumulative losses, recent operating losses and U.S. pre-tax loss for the three and six months ended June 30, 2016, we recorded a valuation allowance against our U.S. net deferred tax assets. In order to fully realize the U.S. deferred tax assets, we will need to generate sufficient taxable income in future periods before the expiration of the deferred tax assets governed by the tax code.

In each period since inception, the Company has recorded a valuation allowance for the full amount of net deferred tax assets, as the realization of deferred tax assets is uncertain. As a result, the Company has not recorded any federal or state income tax benefit in the consolidated statements of operations and comprehensive income (loss).

As of June 30, 2016, the Company had net operating loss carryforwards of $9.1 million for U.S federal purposes, $7.1 million for U.S. state purposes, and $6.7 million for Chinese income tax purposes, such losses are begin to expire in 2034, 2034, and 2021 for U.S. federal, U.S. state and Chinese income tax purposes, respectively. Deferred income tax expense is a result of recognizing tax benefit of current period loss due to other comprehensive income recorded this quarter.  The Company's effective tax rate differs from statutory rates of 35% for U.S. federal income tax purposes, 15% to 25% for Chinese income tax purpose and 16.5% for Hong Kong income tax purposes due to the effects of the valuation allowance and certain permanent differences as it pertains to book-tax differences in the value of client shares received for services.

Pursuant to the Corporate Income Tax Law of the PRC, all of the Company’s PRC subsidiaries are liable to PRC Corporate Income Taxes (“CIT”) at a rate of 25% except for Cellular Biomedicine Group Ltd. (Shanghai) (“CBMG Shanghai”). According to Guoshuihan 2009 No. 203, if an entity is certified as an “advanced and new technology enterprise”, it is entitled to a preferential income tax rate of 15%. CBMG Shanghai obtained the certificate of “advanced and new technology enterprise” dated October 30, 2015 with an effective period of three years and the provision for PRC corporate income tax for CBMG Shanghai is calculated by applying the income tax rate of 15% in calendar year 2015.

NOTE 16 – COLLABORATION AGREEMENT

Part of AG’s business includes a collaboration agreement to establish and operate a biologic treatment center in the Jilin province of China.  Under the terms of the Collaborate Agreement dated December 10, 2012 (the “Collaboration Agreement”), AG’s collaborative partner (the “Partner”) funded the development of the center and provides certain ongoing services.  In exchange, the Partner receives preferred repayment of all funds that were invested in the development, 60% of the net profits until all of the invested funds are repaid, and 40% of the net profits thereafter, and the rights to the physical assets at the conclusion of the agreement.  We are accounting for this transaction in accordance with ASC 808 Collaborative Arrangements and have reflected all assets and liabilities of the treatment center.  With our recent build-up of multiple cancer therapeutic technologies, we have prioritized our clinical efforts on developing CAR-T technologies, Vaccine, Tcm and TCR clonality technologies, and not actively pursuing the fragmented technical services opportunities

In June 2016, the Company entered into a cooperation termination agreement (the “Termination Agreement”) with the Partner. According to the Termination Agreement, the Company will pay $0.3 million (RMB2 million equivalent) to settle all the liabilities with the Partner and retain the ownership of all the assets under the Collaborative Agreement. The Company recorded a liability of $0.3 million due to the Partner for the three months and six months period ended June 30, 2016.

NOTE 17 – SEGMENT INFORMATION

The Company is engaged in the development of new treatments for cancerous and degenerative diseases utilizing proprietary cell-based technologies, which have been organized as one reporting segment since they have similar nature and economic characteristics. The Company’s chief operating decision maker, the Chief Executive Officer, receives and reviews the result of the operation for all major cell platforms as a whole when making decisions about allocating resources and assessing performance of the Company. In accordance with FASB ASC 280-10, the Company is not required to report the segment information.

NOTE 18 – SUBSEQUENT EVENTS

On July 8, 2016, the board of directors of the Company elected Dr. Hansheng Zhou as a nonexecutive director of the Company, effective immediately. The Board will nominate Dr. Zhou to be elected as a Class I director at the 2016 annual meeting of shareholders of the Company for a three year term.

Pursuant to the Board's standard compensation policy for nonexecutive directors, Dr. Zhou is entitled to a monthly fee of $1,667 and has also been granted a nonqualified stock option to purchase 5,300 shares of the Company’s common stock, par value $0.001, under the Company’s 2014 Equity Incentive Plan with an exercise price of $16 per share and full vesting on the one year anniversary of the grant.

On August 5, 2016 the Company completed patient treatment for its Phase I trial to evaluate the safety and efficiancy of AlloJoinTM, and off-the-shelf allofenic adipose-derived progenitor cell (haMPC) therapy for the treatment of KOA. Patients will be monitored over the next 12 months for safety, as well as efficiency signs.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis summarizes the significant factors affecting our results of operations, financial condition and liquidity position for the three months and six months ended June 30, 2016 and 2015, and should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this filing.

This report contains forward-looking statements. These statements relate to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

Factors that might affect our forward-looking statements include, among other things:

●	overall economic and business conditions;

●	the demand for our products and services;

●	competitive factors in the industries in which we compete;

●	the results of our pending and future litigation;

●	the emergence of new technologies which compete with our product and service offerings;

●	our cash position and cash burn rate;

●	other capital market conditions, including availability of funding sources;

●	the strength of our intellectual property portfolio; and

●	changes in government regulations in China, the United States and other countries related to our industries.

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

On February 4, 2015, the Company announced its agreement related to the acquisition of Chinese PLA General Hospital's ("PLAGH", Beijing, also known as "301 Hospital") Chimeric Antigen Receptor T cell (“CAR-T”) therapy, its recombinant expression vector CD19, CD20, CD30 and Human Epidermal Growth Factor Receptor's (EGFR or HER1) Immuno-Oncology patents applications, and Phase I clinical data of the aforementioned therapies and manufacturing knowledge.  The 301 Hospital team has conducted several preliminary clinical studies of various CAR-T constructs targeting CD19-positive acute lymphocytic leukemia, CD20-positive advanced B-cell Non-Hodgkin’s lymphoma, CD30-positive Hodgkin's lymphoma and EGFR-HER1-positive advanced lung cancer, cholangiocarcinoma, pancreatic cancer, and renal cell carcinoma.  Pursuant to the terms of the Transfer Agreement, PLAGH agreed to transfer to the Company all of its rights, titles and interests in and to certain technologies currently owned by PLAGH (including, without limitation, four technologies and their pending patent applications) that relate to genetic engineering of chimeric antigen receptor (CAR)-modified T cells and its applications (collectively, the “Technology”).  In addition, PLAGH is responsible for obtaining governmental approval for the clinical trial related to the Technology. On July 29, 2016, China Patent Office granted our  patent application on genetically engineered anti-CD20 Chimeric Antigen Receptor-positive NKT cells, its production and application.

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

In January 2016, we launched a Phase I clinical trial of an off-the-shelf allogeneic haMPC AlloJoin™ therapy for KOA (the “KOA Phase I Trial”).On March 23, 2016, the Company filed a Form S-3 Registration Statement (the “S-3 Registration Statement”) with the SEC, which was declared effective on June 17, 2016. The S-3 Registration Statement contains three prospectuses:

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

On August 5, 2016 we completed patient treatment for its Phase I trial to evaluate the safety and efficiany of AlloJoinTM, and off-the shelf allogenic adipose-derived progenitor cell (haMPC) therapy for the treatment of KOA. Patients will be monitored over the next 12 months for safety, as well as efficiany signs.

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
●
Evaluate feasibility of initiating clinical study to support the New Drug Application (NDA) for an allogeneic haMPC Knee Osteoarthritis therapy (“Allo KOA”) study in the United States;
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
●
Explore new CAR-T international collaboration and /or partnership; and
●
Evaluate expansion of our cell manufacturing capacity and additional capabilities.

For the six months ended June 30, 2016 and 2015, we generated $560,090 and $1,260,349 in revenue, respectively. The revenue are all from our technology consulting service. With our recent build-up of multiple cancer therapeutic technologies, we have prioritized our clinical efforts on developing CAR-T technologies, Vaccine, Tcm and TCR clonality technologies, and not actively pursuing the fragmented technical services opportunities. We expect our biomedicine business to generate revenues primarily from immune therapy and the development of therapies for the treatment of KOA in the next five to eight years.

We incurred an increase in total operating expenses of approximately $1.7 million for the six months ended June 30, 2016, as compared to the six months ended June 30, 2015, which is primarily attributable to increased input into expenditures for R&D projects.

Corporate History

Please refer to Note 1 of our unaudited condensed consolidated financial statements for our corporate history.

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

Cancer. In the cancer field, with the recent build-up of multiple cancer therapeutic technologies, we have prioritized our clinical efforts on CAR-T, technologies, Vaccine, Tcm and TCR clonality technologies, and not actively pursuing the fragmented technical services opportunities. We are integrating CBMG's state-of-the art infrastructure and clinical platform with the technologies platform to boost the Company's immuno-oncology presence and pave the way for future partnerships. We plan to initiate certain cancer clinical trials in China upon receiving acceptance of the clinical trial designs with the principal investigator and obtaining the requisite regulatory approval. We announced results from our Phase I trial for certain of CAR-T cancer immunotherapy programs on March 25, May 21, and late September 2015. The Phase I trial data for the CD19, CD20 and CD30 and EGFR HER 1 constructs showed a positive response rate under controllable toxicities.

KOA.  In 2013, we completed a Phase I/IIa clinical trial, in China, for our Knee Osteoarthritis (“KOA”) therapy named ReJoinTM. The trial tested the safety and efficacy of intra-articular injections of autologous haMPCs in order to reduce inflammation and repair damaged joint cartilage. The 6-month follow-up clinical data showed ReJoinTM therapy to be both safe and effective.

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

In January 2016, we launched the allogeneic KOA Phase I Trial in China. On August 5, 2016 we completed patient treatment for its Phase I trial to evaluate the safety and efficiany of AlloJoinTM, and off-the shelf allogenic adipose-derived progenitor cell (haMPC) therapy for the treatment of KOA. Patients will be monitored over the next 12 months for safety, as well as efficiany signs.

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

The  unique lines of adult adipose-derived stem cells and the immune cell therapies enable us to create multiple cell formulations in treating specific medical conditions and diseases, as well as applying single cell types in a specific treatment protocol. Management believes that our adult adipose-derived line will become commercially viable and market-ready in China within three to four years.. In addition, we plan to assess and initiate cancer clinical trials leading to commercialization using safe and most effective therapy or combination therapies. Our facilities are certified to meet the international standards NSF/ANSI 49, ISO-14644 (or equivalent), ANSI/NCSL Z-540-1 and 10CFR21, as well as Chinese CFDA standards CNAS L0221. In addition to standard protocols, we use proprietary processes and procedures for manufacturing our cell lines, comprised of:

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

So far, chimeric antigen receptor T cell therapy (“CAR-T”) such as CD19 CAR-T, have been tested in several hematological indications on patients that are refractory/replapsing to chemotherapy, and many of them have relapsed after stem cell transplantation.  All of hese patients had very limited treatment option prior to CAR-T therapy.  CAR-T has shown positive clinical efficacy in many of these patients. Some of have them lived for years post CAR-T treatment.

In July 2016, Juno Therapeutics, Inc. reported the death of patients enrolled in the U.S. Phase II clinical trial of JCAR015 for the treatment of relapsed or refractory B cell acute lymphoblastic leukemia (B-ALL).  The US FDA put the trial on hold and lifted the hold within a week after Juno provided satisfactory explanation and solution. Juno believes that the patient deaths were caused by the use of Fludarabine preconditioning and they will use only cyclophosphamide pre-conditioning in the future enrollment.  The Company believes that its study is distinguishable from Juno Therapeutics and plans to continue to monitor any toxicities associated with the study.

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

The forecast is that in the United States, shipments of treatments with stem cells or instruments which concentrate stem cell preparations for injection into painful joints will fuel an overall increase in the use of stem cell based treatments and an increase to $5.7 billion in 2020, with key growth areas being Spinal Fusion, Sports Medicine and Osteoarthritis of the joints. According to Centers for Disease Control and Prevention. Prevalence of doctor-diagnosed arthritis and arthritis-attributable activity limitation United States. 2010-2012, Osteoarthritis (OA) is a chronic disease that is characterized by degeneration of the articular cartilage, hyperosteogeny, and ultimately, joint destruction that can affect all of the joints. According to Dillon CF, Rasch EK, Gu Q et al. Prevalence of knee osteoarthritis in the United States: Arthritis Data from the Third National Health and Nutrition Examination Survey 1991-94. J Rheumatol. 2006, the incidence of OA is 50% among people over age 60 and 90% among people over age 65. KOA accounts for the majority of total OA conditions and in adults, OA is the second leading cause of work disability and the disability incidence is high (53%). The costs of OA management have grown exponentially over recent decades, accounting for up to 1% to 2.5% of the gross national product of countries with aging populations, including the U.S., Canada, the UK, France, and Australia. According to the American Academy of Orthopedic Surgeons (AAOS), the only pharmacologic therapies recommended for OA symptom management are non-steroidal anti-inflammatory drugs (NSAIDs) and tramadol (for patients with symptomatic osteoarthritis). Moreover, there is no approved disease modification therapy for OA in the world. Disease progression is a leading cause of hospitalization and ultimately requires joint replacement surgery. In 2009, the U.S. spent over $42 billion on replacement surgery for hip and knee joints alone. International regulatory guidelines on clinical investigation of medicinal products used in the treatment of OA were updated in 2015, and clinical benefits (or trial outcomes) of a disease modification therapy for KOA has been well defined and recommended. Medicinal products used in the treatment of osteoarthritis need to provide both a symptom relief effect for at least 6 months and a structure modification effect to slow cartilage degradation by at least 12 months. Symptom relief is generally measured by a composite questionnaire Western Ontario and McMaster Universities Osteoarthritis Index (WOMAC) score, and structure modification is measured by MRI, or radiographic image as accepted by international communities. The Company uses the WOMAC as primary end point to demonstrate symptom relief, and MRI to assess structure and regeneration benefits as a secondary endpoint.

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

CBMG initially plans to use its centralized manufacturing facility located in Shanghai to service multiple hospitals within 200 km of the facility.  We aim to complete clinical trials for our KOA and CD therapy candidates as soon as practicable. Our goal is to first obtain regulatory permission for commercial use of the therapies for the respective hospitals in which the trials are being conducted. CBMG plans to scale up its customer base by qualifying multiple additional hospitals for the post-trial use of therapies, once approved, by following regulatory guidelines.  Based on current regulation and estimates we expect our biomedicine business to generate revenue primarily from the development of therapies for the treatment of KOA within the next three to four years.

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

In total, our cGMP facilities have over 23,000 sq. ft. of cleanroom space with the capacity for nine independent cell production lines. We intend to continue to evaluate the expansion of our cell manufacturing capacity and additional capabilities.

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

Our strategy is, through the acquisition of AG and the technologies and pre-clinical and clinical data of University of the South Florida and PLAGH, to become an immune cell business leader in the China cancer therapy market and specialty pharmaceutical market by utilizing CBMG’s attractiveness as a NASDAQ listed company to consolidate key China immune cell technology leaders with fortified intellectual property and ramp up revenue with first mover’s advantage in a safe and efficient manner.  The Company plans to accelerate cancer trials by using the knowledge and experience gained from the Company’s ongoing KOA trials and the recent, CAR-T and Tcm technologies.   Immune cell therapies have not been codified by any of the Chinese regulatory agencies. China has a bifurcated regulatory pathway, which is different than the singular path in the United States.  Immune cell therapy is considered in China as a Class III medical technology and it remains unclear if it will be offered U.S.FDA-liked Fast Track designation as maintenance therapy in subjects with advanced cancer who have limited options following surgery and front-line platinum/taxane chemotherapy to improve their progression-free survival. By applying U.S. SOP and protocols and following authorized treatment plans in China, we believe we are differentiated from our competition as we believe we have first mover’s advantage and a fortified barrier to entry.  In addition, we began to review the feasibility of performing synergistic U.S. clinical studies.

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

During the three and six months ended June 30, 2016, we believe that there have been no significant changes to the items that we disclosed as our critical accounting policies and estimates in the “Critical Accounting Policies and Estimates” section of Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, except for as below:

Goodwill and Other Intangibles

Goodwill represents the excess of the cost of assets acquired over the fair value of the net assets at the date of acquisition. Intangible assets represent the fair value of separately recognizable intangible assets acquired in connection with the Company’s business combinations. The Company evaluates its goodwill and other intangibles for impairment on an annual basis or whenever events or circumstances indicate that an impairment may have occurred. As of June 30, 2016 and December 31, 2015, the goodwill is $7,678,789, which all derived from the acquisition of Agreen.

As stipulated in ASC 350-20-35-3A, an entity may assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. During the reporting period, the Company ceased its cooperation with the Jihua Hospital (its largest customer) and several agents and was not actively pursuing the fragmented technical services opportunities since the second quarter of 2016, net sales and revenue for the three months ended June 30, 2016 significantly decreased accordingly. It considered as triggering event indicating the goodwill impairment test was required at end of the reporting period. The Company therefore proceeded with “Step 1” goodwill impairment test based on ASC 350-20-35-4 thru 35-8A. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. The Company is now prioritizing cancer therapeutic, and focusing the clinical efforts on developing CAR-T technologies, Vaccine, Tcm, and TCR clonality technologies, all long-lived assets (including goodwill) are considered as an asset group under the same reporting unit for the Company’s research and development activities purpose. The Company’s market capitalization as at the balance sheet date would fairly reflect the fair value of the Company’s research and development efforts so as to provide an indication of whether the goodwill is subject to the impairment loss. Our market capitalization exceeds the carrying amount of net assets (including goodwill) of the Company, we considered first step of goodwill impairment test passed and no second step of goodwill impairment test shall be performed to measure the amount of impairment loss. No impairment loss of goodwill is considered to be required as of June 30, 2016.

Other intangibles mainly consists of knowhow, technologies, patent, licenses acquired and purchased software. The Company reviews the carrying value of long-lived assets to be held and used, including other intangible assets subject to amortization, when events and circumstances warrants such a review. As aforementioned, all long-lived assets (including other intangibles) are considered as an asset group under the same reporting unit for the Company’s research and development activities purpose. Our market capitalization exceeds the carrying amount of net assets (including other intangibles) of the Company, no impairment of other intangibles is considered to be required as of June 30, 2016.

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

Results of Operations

Below is a discussion of the results of our operations for the three and six months ended June 30, 2016 and 2015. These results are not necessarily indicative of result that may be expected in any future period. Our prospects should be considered in light of the risks, expenses and difficulties that we may encounter. We may not be successful in addressing these risks and difficulties.

Comparison of Three Months Ended June 30, 2016 to Three Months Ended June 30, 2015

The descriptions in the results of operations below reflect our operating results as set forth in our Consolidated Statement of Operations filed herewith.

	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015

Net sales and revenue	$71,599	$656,959

Operating expenses:
Cost of sales	323,587	398,229
General and administrative	3,072,647	3,768,535
Selling and marketing	39,480	161,219
Research and development	2,972,855	1,322,692
Total operating expenses	6,408,569	5,650,675
Operating loss	(6,336,970)	(4,993,716)

Other income (expense)
Interest income	18,290	5,920
Other income (expense)	7,646	13,523
Total other income	25,936	19,443
Loss before taxes	(6,311,034)	(4,974,273)

Income taxes credit (provision)	(886,248)	(52,202)
Net loss	$(7,197,282)	$(5,026,475)
Other comprehensive income (loss):
Cumulative translation adjustment	(271,438)	42,236
Unrealized gain (loss) on investments, net of tax	(11,115,884)	10,631,731
Total other comprehensive income (loss):	(11,387,322)	10,673,967
Comprehensive gain (loss)	$(18,584,604)	$5,647,492

Net loss per share:
Basic	$(0.52)	$(0.44)
Diluted	$(0.52)	$(0.44)

Weighted average common shares outstanding:
Basic	13,737,722	11,531,497
Diluted	13,737,722	11,531,497

* These line items include the following amounts of non-cash, stock-based compensation expense for the periods indicated:

	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015

Cost of sales	(40,790)	32,977
General and administrative	903,781	1,456,531
Selling and marketing	(43,776)	48,420
Research and development	326,983	342,115
	1,146,198	1,880,043

Note: Negative balances in above expenses mainly resulted from the true-up of forfeited options during the period.

Results of Operations

Net sales and revenue

	2016	2015	Change	Percent

For the three months ended June 30,	$71,599	$656,959	$(585,360)	(89)%

All the revenue was derived from cell therapy technology service for the three months ended June 30, 2016 and 2015. The decrease in revenue is the result of prioritizing cancer therapeutic technologies, and focusing our clinical efforts on developing CAR-T technologies, Vaccine, Tcm, and TCR clonality technologies. Such decrease in revenue was also attributable to the fact that the Company ceased its cooperation with the Jihua Hospital and several agents and were not actively pursuing the fragmented technical services opportunities in the second quarter of 2016.

Cost of Sales

	2016	2015	Change	Percent

For the three months ended June 30,	$323,587	$398,229	$(74,642)	(19)%

The cost of sales decreased in line with the sales. As fixed costs, such as rental and staff costs etc., accounts for the majority of the cost of sales, the cost of sales didn’t decrease as much as sales.

General and Administrative Expenses

	2016	2015	Change	Percent

For the three months ended June 30,	$3,072,647	$3,768,535	$(695,888)	(18)%

Decreased expenses in 2016 was primarily attributed to the facts below:

o
A decrease in stock-based compensation expense of $553,000, which primarily resulted from: i) forfeiture of the options in connection with the resignation of Wei Cao as the CEO of the Company in February 2016 and as director in May 2016. For further details please refer to Item 1 Note 13-Commitments and Contingencies - Service Agreement with Wei (William) Cao as reported in the Company’s quarterly report on Form 10-Q for the three-month ended March 31, 2016; ii) the issuance of a large amount of options in the first quarter of 2013, most of which vested over 3 years. With the end of vesting periods, the stock-based compensation expense decreased significantly in the second quarter of 2016.
o
A decrease in rental expense of $100,000, which primarily resulted from the ramping of the new Beijing GMP facility in January 2016.The related rental expense was recorded in cost of sales and R&D expenses instead of general and administrative expense; and
o
A decrease in legal, audit and other professional fees of $142,000 as the Company received more consulting services related to public relationship and investor communication during the same period in 2015.

Selling and Marketing Expenses

	2016	2015	Change	Percent

For the three months ended June 30,	$39,480	$161,219	$(121,739)	(76)%

The selling and marketing expenses decreased mainly attributed to the decline of stock-based compensation of $92,000. This mainly resulted from the fact that one sales vice president resigned in April 2016 and part of her options were forfeited.

Research and Development Expenses

	2016	2015	Change	Percent

For the three months ended June 30,	$2,972,855	$1,322,692	$1,650,163	125%

Research and development costs increased by approximately $1,650,000 in the three months ended June 30, 2016 as compared to the three months ended June 30, 2015. The increase was primarily attributed to the facts below:

o
An increase in payroll expenses of $645,000 in line with the increase of our immunotherapy research and development team; the total headcount of our R&D team increased from 45 as of June 30, 2015 to 74 as of June 30, 2016;
o
An increase in depreciation and amortization of $201,000, which was mainly attributed to the technology obtained from 301 Hospital in June 2015 and newly purchased equipment for immunotherapy research and development;
o
An increase in clinical trial expenditure of $388,000;
o
An increase in raw material consumption of $119,000 and
o
An increase in rental expense of $109,000.

Operating Loss

	2016	2015	Change	Percent

For the three months ended June 30,	$(6,336,970)	$(4,993,716)	$(1,343,254)	27%

The increase in the operating loss for the three months ended June 30, 2016 as compared to the same period in 2015 was primarily due to changes in revenues and research and development expenses, each of which is described above.

Total Other Income

	2016	2015	Change	Percent

For the three months ended June 30,	$25,936	$19,443	$6,493	33%

Other income for the three months ended June 30, 2016 was primarily interest income of $18,000 and foreign exchange gain of $9,000. Other income for the three months ended June 30, 2015 was primarily interest income of $6,000 and subsidy income of $9,000.

Income Taxes Credit (Provision)

	2016	2015	Change	Percent

For the three months ended June 30,	$(886,248)	$(52,202)	$(834,046)	1598%

While we have optimistic plans for our business strategy, we determined that a valuation allowance was necessary given the current and expected near term losses and the uncertainty with respect to our ability to generate sufficient profits from our business model. Therefore, we established a valuation allowance for deferred tax assets other than the extent of the benefit from other comprehensive income. Income tax expense for three months ended June 30, 2016 mainly represents deferred income tax as a result of recognizing tax benefit of current period loss due to other comprehensive income recorded this quarter. Income tax expense for three months ended June 30, 2015 represents PRC tax of $49,752 and US state tax of $2,450.

Net Loss

	2016	2015	Change	Percent

For the three months ended June 30,	$(7,197,282)	$(5,026,475)	$(2,170,807)	43%

Changes in net loss are primarily attributable to changes in operations of our biomedicine segment which are described above.

Comprehensive Gain (Loss)

	2016	2015	Change	Percent

For the three months ended June 30,	$(18,584,604)	$5,647,492	$(24,232,096)	(429)%

Comprehensive net loss for three months ended June 30, 2016 includes unrealized net loss on investments of approximately $11,116,000 and a currency translation net loss of approximately $271,000 combined with the changes in net income. The unrealized loss on investments was primarily attributed to the valuation loss for the stock investment in Arem Pacific Corporation. The stock of Arem Pacific Corporation (ARPC) held by us are illiquid restricted shares that are very thinly traded on the OTC Markets.

Comparison of Six Months Ended June 30, 2016 to Six Months Ended June 30, 2015

The descriptions in the results of operations below reflect our operating results as set forth in our Consolidated Statement of Operations filed herewith.

	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015

Net sales and revenue	$560,090	$1,260,349

Operating expenses:
Cost of sales	826,780	892,291
General and administrative	5,848,572	6,448,772
Selling and marketing	218,234	310,241
Research and development	5,371,217	2,778,112
Impairment of investments	-	123,428
Total operating expenses	12,264,803	10,552,844
Operating loss	(11,704,713)	(9,292,495)

Other income (expense)
Interest income	35,340	21,031
Other income (expense)	23,966	10,820
Total other income	59,306	31,851
Loss before taxes	(11,645,407)	(9,260,644)

Income taxes credit (provision)	238,012	(53,002)

Net loss	$(11,407,395)	$(9,313,646)
Other comprehensive income (loss):
Cumulative translation adjustment	(255,365)	61,845
Unrealized gain (loss) on investments, net of tax	5,300,633	8,063,460
Total other comprehensive income (loss):	5,045,268	8,125,305
Comprehensive gain (loss)	$(6,362,127)	$(1,188,341)

Net loss per share:
Basic	$(0.89)	$(0.83)
Diluted	$(0.89)	$(0.83)

Weighted average common shares outstanding:
Basic	12,810,894	11,286,712
Diluted	12,810,894	11,286,712

* These line items include the following amounts of non-cash, stock-based compensation expense for the periods indicated:

	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015

Cost of sales	(3,751)	68,055
General and administrative	1,353,562	2,372,360
Selling and marketing	3,985	96,035
Research and development	1,058,465	1,081,601
	2,412,261	3,618,051

Note: Negative balance in above expenses mainly resulted from the true-up of forfeited options during the period.

Results of Operations

Net sales and revenue

	2016	2015	Change	Percent

For the six months ended June 30,	$560,090	$1,260,349	$(700,259)	(56)%

All the revenue was derived from cell therapy technology service for the six months ended June 30, 2016 and 2015. The decrease in revenue is the result of prioritizing cancer therapeutic technologies, and focusing our clinical efforts on developing CAR-T technologies, Vaccine, Tcm and TCR clonality technologies. Such decrease in revenue was also attributable to the fact that the Company ceased its cooperation with the Jihua Hospital and several agents and were not actively pursuing the fragmented technical services opportunities in the second quarter of 2016.

 Cost of Sales

	2016	2015	Change	Percent

For the six months ended June 30,	$826,780	$892,291	$(65,511)	(7)%

The cost of sales decreased in line with the sales. As fixed costs, such as rental and staff costs etc., accounts for a majority of the cost of sales, the cost of sales didn’t decrease as much as sales.

General and Administrative Expenses

	2016	2015	Change	Percent

For the six months ended June 30,	$5,848,572	$6,448,772	$(600,200)	(9)%

Decreased expenses in 2016 was primarily attributed to below facts:

o
A decrease in stock-based compensation expense of $1,019,000, which primarily resulted from: i) forfeiture of the options in connection with the resignation of Wei Cao as the CEO of the Company in February 2016 and as director in May 2016. For further details please refer to Item 1 Note 13-Commitments and Contingencies - Service Agreement with Wei (William) Cao as reported in the Company’s quarterly report on Form 10-Q for the three-month ended March 31, 2016; ii) the issuance of a large amount of options in the first quarter of 2013, most of which vested over 3 years. With the end of vesting periods, the stock-based compensation expense decreased significantly from the first half of 2016.
o
An increase in legal, audit and other professional fees of $224,000 related to the Company’s S3 and S8 filing in the first half 2016;
o
An increase in insurance fees of $102,000 related to increase in premium of Director and Officer liability insurance; and
o
An increase in director fees of $81,000.

Selling and Marketing Expenses

	2016	2015	Change	Percent

For the six months ended June 30,	$218,234	$310,241	$(92,007)	(30)%

The selling and marketing expenses decreased was mainly attributed to the decrease in stock-based compensation of $92,000. This mainly resulted from the fact that one sales vice president resigned in April 2016 and part of her options were forfeited.

Research and Development Expenses

	2016	2015	Change	Percent

For the six months ended June 30,	$5,371,217	$2,778,112	$2,593,105	93%

Research and development costs increased by approximately $2,593,000 in the six months ended June 30, 2016 as compared to the six months ended June 30, 2015. The increase was primarily attributed to the facts below:

o
An increase in payroll expenses of $1,017,000 in line with the increase of our immunotherapy research and development team. Total headcount of our R&D team increased from 45 as of June 30, 2015 to 74 as of June 30, 2016;
o
An increase in depreciation and amortization of $342,000, which was mainly attributed to the technology obtained from 301 Hospital in June 2015 and newly purchased equipment for immunotherapy research and development;
o
An increase in clinical trial expenditure of $698,000;
o
An increase in raw material consumption of $150,000;
o
An increase in rental expense of $108,000; and
o
An increase in travelling expense of $107,000.

Impairment of Investments

	2016	2015	Change	Percent

For the six months ended June 30,	$-	$123,428	$(123,428)	(100)%

The impairment of investments for the six months ended June 30, 2015 is attributed to the recognition of other than temporary impairment on the value of shares in one investment, no such expense existed in the same period in 2016.

Operating Loss

	2016	2015	Change	Percent

For the six months ended June 30,	$(11,704,713)	$(9,292,495)	$(2,412,218)	26%

The increase in the operating loss for the six months ended June 30, 2016 as compared to the same period in 2015 is primarily due to changes in revenues and research and development expenses, each of which is described above.

Total Other Income

	2016	2015	Change	Percent

For the six months ended June 30,	$59,306	$31,851	$27,455	86%

Other income for the six months ended June 30, 2016 was primarily interest income of $35,000 and foreign exchange gain of $24,000. Other income for the six months ended June 30, 2015 was primarily interest income of $21,000, subsidy income of $16,000, net of the disposal loss of investment stock of $5,000.

Income Taxes Credit (Provision)

	2016	2015	Change	Percent

For the six months ended June 30,	$238,012	$(53,002)	$291,014	(549)%

While we have optimistic plans for our business strategy, we determined that a valuation allowance was necessary given the current and expected near term losses and the uncertainty with respect to our ability to generate sufficient profits from our business model. Therefore, we established a valuation allowance for deferred tax assets other than the extent of the benefit from other comprehensive income. Income tax expense for six months ended June 30, 2016 mainly represents deferred income tax as a result of recognizing tax benefit of current period loss due to other comprehensive income recorded. Income tax for six months ended June 30, 2015 represents PRC tax of $49,752 and the US state tax of $3,250.

Net Loss

	2016	2015	Change	Percent

For the six months ended June 30,	$(11,407,395)	$(9,313,646)	$(2,093,749)	22%

Changes in net loss are primarily attributable to changes in operations of our biomedicine segment which are described above.

Comprehensive Loss

	2016	2015	Change	Percent

For the six months ended June 30,	$(6,362,127)	$(1,188,341)	$(5,173,786)	435%

Comprehensive net loss for six months ended June 30, 2016 includes unrealized net gain on investments of approximately $5,301,000 and a currency translation net loss of approximately $255,000 combined with the changes in net income. The unrealized gain on investments was primarily attributed to the valuation gain for the stock investment in Arem Pacific Corporation. The stock of Arem Pacific Corporation (ARPC) held by us are illiquid restricted shares. ARPC is a very thinly traded OTC company.

Liquidity and Capital Resources

We had working capital of $46,973,030 as of June 30, 2016 compared to $13,675,034 as of December 31, 2015. Our cash position increased to $47,470,196 at June 30, 2016 compared to $14,884,597 at December 31, 2015, as we had cash generated from financing activities due to a private placement financing in February and April 2016 for gross proceeds of approximately $43 million through the sale of 2,270,000 shares of Common Stock, partially offset by cash used in operating and investment activities.

Net cash provided by or used in operating, investing and financing activities from continuing operations was as follows:

Net cash used in operating activities was approximately $8,752,000 and $5,700,000 for the six months ended June 30, 2016 and 2015, respectively. The following table reconciles net loss to net cash used in operating activities:

For the six months ended June 30,	2016	2015	Change
Net loss	$(11,407,395)	$(9,313,646)	$(2,093,749)
Non cash transactions	3,878,099	4,675,187	(797,088)
Changes in operating assets, net	(1,223,176)	(1,061,347)	(161,829)
Net cash used in operating activities	$(8,752,472)	$(5,699,806)	$(3,052,666)

The 2016 change in non-cash transaction was primarily due to the decrease in share based compensation of $1,206,000 compared with same period in 2015.

Net cash used in investing activities was approximately $1,162,000 and $4,609,000 in the six months ended June 30, 2016 and 2015, respectively.  These amounts were primarily the result of purchases of fixed assets and intangible assets.

Cash provided by financing activities was approximately $42,613,000 and $19,199,000 in the six months ended June 30, 2016 and 2015, respectively. These amounts were mainly attributable to the proceeds received from the issuance of common stock.

Liquidity and Capital Requirements Outlook

Excluding any potential sponsorship in any U.S. clinical trials, and other regions out of China CD40LGVAX Trial, we anticipate that the Company will require approximately $24 million in cash to operate as planned in the coming 12 months. Of this amount, approximately $19 million will be used to operate our facilities and offices, including but not limited to payroll expenses, rent and other operating costs, and to fund our research and development as we continue to develop our products through the clinical study process. Approximately $4 million will be used as capital expenditure in machinery, equipment and facilities to expand our immune cell therapy business and CAR-T research and development, although we may revise these plans depending on the changing circumstances of our biomedicine business.

We expect to rely on current cash balances that we hold to provide for these capital requirements. We do not intend to use, and will not rely on our holdings in securities to fund our operations.  One of our stocks held, Arem Pacific Corporation, has a declared effective S-1 prospectus relates to the resale of up to 13,694,711 shares of their common stock, inclusive of the 8,000,000 shares held by the Company. However, the shares offered by this prospectus may only be sold by the selling stockholders at $0.05 per share until the shares are quoted on the OTCQB® tier of OTC Markets or an exchange. Another one of our stocks held, Wonder International Education & Investment Group Corporation (“Wonder”), is delinquent in its SEC filings for multiple periods.  We do not know whether we can liquidate our 8,000,000 shares of Arem Pacific stock or the 2,057,131 shares of Wonder stock or any of our other portfolio securities, or if liquidated, whether the realized amount will be meaningful at all.

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

Contractual Obligations

A summary of the Company’s contractual obligations was included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015. The Company’s contractual obligations and other commercial commitments did not change materially between December 31, 2015 and June 30, 2016.

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

The Company’s exposure to credit risk is influenced mainly by the individual characteristics of each customer rather than the industry or country in which the customers operate and therefore significant concentrations of credit risk primarily arise when the Company has significant exposure to individual customers. The Company launched technology services in late 2014 and debtors are of high concentration in the start-up stage. As of June 30, 2016 and December 31, 2015, 96% and 92% of the total accounts receivables were due from the Company’s two largest customers respectively.

Currency Risk

The Company is exposed to currency risk primarily from sales and purchases which give rise to receivables, payables that are denominated in a foreign currency (mainly RMB). The Company has adopted USD as its functional currency, thus the fluctuation of exchange rates between RMB and USD exposes the Company to currency risk.

The following table details the Company’s exposure as of June 30, 2016 to currency risk arising from recognised assets or liabilities denominated in a currency other than the functional currency of the entity to which they relate. For presentation purposes, the amounts of the exposure are shown in USD translated using the spot rate as of June 30, 2016. Differences resulting from the translation of the financial statements of entities into the Company’s presentation currency are excluded.

	Exposure to foreign currencies (Expressed in USD)
	As of June 30, 2016
	RMB	USD
Cash and cash equivalents	929,681	1,214,748
Other current liabilities	-	(112,713)
Net exposure arising from recognised assets and liabilities	929,681	1,102,035

The following table indicates the instantaneous change in the Company’s net loss that would arise if foreign exchange rates to which the Company has significant exposure at the end of the reporting period had changed at that date, assuming all other risk variables remained constant.

	As of June 30, 2016
	increase/(decrease) in foreign exchange rates	Effect on net loss (Expressed in USD)

RMB (against USD)	5%	(8,618)

	-5%	8,618

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

Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2016, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On January 19, 2016, the Company filed a motion to dismiss, which was argued on April 20, 2016.  On May 20, 2016, the Court granted the motion to dismiss with leave to amend.  On June 6, 2016, Plaintiffs filed a Second Amended Complaint, and on June 30, 2016, the Company filed a motion to dismiss.  Oral argument on the motion will be held August 17, 2016.

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

ITEM 1A. RISK FACTORS

During the three months ended June 30, 2016, there were no material changes to the risk factors disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015 except the risk set forth below.

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

On May 1, 2016, Mr. Cao resigned from our Board and ceased to serve as a director of the Company.

The Company’s technical services revenue may become subject to tightened regulation that may affect the Company’s financial condition.

Currently we are generating technical services revenue comprised of preparation of subset T Cell and clonality assay platform technology for treatment of cancers by our hospital partners. Our revenue is therefore subject to the risk of progressive regulatory actions by the PRC government in the area of immunotherapy. As China has not yet codified any specific regulations to govern the development and application of immune cell therapies, the outcome of any potential Chinese regulatory action is difficult to assess or quantify. From time to time there may also be adverse publicity relating to the practice of immunotherapy treatments in China, which due to the sensitive and experimental nature of the treatment, may trigger further governmental scrutiny. Any progressive regulatory action in China arising out of such scrutiny may adversely affect the Company’s financial condition or cash flows.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In connection with the Financing disclosed in the Company’s current report on Form 8-K filed on April, 20, 2016, the Company issued 78,888 restricted shares of common stock to the finder.

The issuance was made in reliance on the exemption from registration provided by Regulation S under the Securities Act of 1933, as amended (the “Securities Act”).

During the three months ended June 30, 2016, 9,960 shares of the Company's restricted common stock were issued to the Company’s employees and consultants. The issuance was made in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act.
All other unregistered sales and issuances of equity securities for the three months ended June 30, 2016 that are required to be disclosed herein were previously disclosed in a Form 8-K filed with the SEC.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits

Exhibit Number	Description
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer.
32.1	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Agreement on Termination of Cooperation with Jilin Luhong Real Estate Development Co., Ltd.
99.2	Lease agreement of office building located at Room E2301 and 1125, Zone A, 2/F, Wuxi (Huishan) Life Science & Technology Industrial Park, 1619 Huishan Avenue, Wuxi, the P.R.C.
99.3	Lease agreement of office building located at Zone B, 2/F, Building No.7, Block C, Wuxi (Huishan) Life Science & Technology Industrial Park, 1699 Huishan Avenue, Wuxi, the P.R.C.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CELLULAR BIOMEDICINE GROUP, INC.
(Registrant)

Date: August 8, 2016	By:	/s/ Bizuo (Tony) Liu
Bizuo (Tony) Liu
Chief Executive Officer, Chief Financial Officer and Secretary
(Principal Executive Officer and Principal Financial and Accounting Officer)