Form 10-Q
period 2016-09-30
Cellular Biomedicine Group, Inc.
filed 2016-11-08
CIK 1378624

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of November 2, 2016, there were 14,251,246 shares of common stock, par value $.001 per share issued and outstanding.

PART I – FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (Unaudited)

  CELLULAR BIOMEDICINE GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
AS OF SEPTEMBER 30, 2016 AND DECEMBER 31, 2015

	September 30,	December 31,
	2016	2015
Assets
Cash and cash equivalents	$44,115,886	$14,884,597
Accounts receivable, less allowance for doubtful amounts of $10,707
and $nil as of September 30, 2016 and December 31, 2015, respectively	53,477	630,332
Other receivables	264,802	271,344
Inventory	253,173	390,886
Prepaid expenses	661,144	367,050
Taxes recoverable	-	150,082
Total current assets	45,348,482	16,694,291

Investments	509,424	5,379,407
Property, plant and equipment, net	3,119,174	2,768,900
Goodwill	7,678,789	7,678,789
Intangibles, net	14,570,556	15,949,100
Long-term prepaid expenses and other assets	1,507,686	989,935
Total assets (1)	$72,734,111	$49,460,422

Liabilities and Stockholders' Equity

Liabilities:
Accounts payable	$220,205	$260,886
Accrued expenses	663,880	845,087
Taxes payable	30,000	-
Other current liabilities	1,015,076	1,913,284
Total current liabilities	1,929,161	3,019,257

Other non-current liabilities	10,482	76,229
Total liabilities (1)	1,939,643	3,095,486

Commitments and Contingencies (note 12)

Stockholders' equity:

Preferred stock, par value $.001, 50,000,000 shares authorized; none issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	-	-

Common stock, par value $.001, 300,000,000 shares authorized; 14,240,610 and 11,711,645 issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	14,241	11,711
Additional paid in capital	150,874,763	103,807,651
Accumulated deficit	(79,406,926)	(57,338,311)
Accumulated other comprehensive income (loss)	(687,610)	(116,115)
Total stockholders' equity	70,794,468	46,364,936

Total liabilities and stockholders' equity	$72,734,111	$49,460,422

_______________
(1)
The Company’s consolidated assets as of September 30, 2016 and December 31, 2015 included $7,913,229 and $6,115,073, respectively, of assets of variable interest entities, or VIEs, that can only be used to settle obligations of the VIEs. Each of the following amounts represents the balances as of September 30, 2016 and December 31, 2015, respectively. These assets include cash and cash equivalents of $2,967,559 and $1,821,883; accounts receivable of $nil and $337,345; other receivables of $145,789 and $136,621; inventory of $71,668 and $180,973; prepaid expenses of $567,996 and $250,123; property, plant and equipment, net, of $1,751,355 and $1,145,924; intangibles of $1,696,912 and $1,892,551; and long-term prepaid expenses and other assets of $711,950 and $349,653. The Company’s consolidated liabilities as of September 30, 2016 and December 31, 2015 included $938,247 and $1,478,160, respectively, of liabilities of the VIEs whose creditors have no recourse to the Company. These liabilities include accounts payable of $100,437 and $38,004; other payables of $443,988 and $914,817; payroll accrual of $383,340 and $464,510; and other non-current liabilities of $10,482 and $60,829. See further description in Note 3, Variable Interest Entities.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CELLULAR BIOMEDICINE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)
FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Net sales and revenue	$10,012	$624,907	$570,102	$1,885,256

Operating expenses:
Cost of sales	9,128	443,416	835,908	1,335,707
General and administrative	2,790,305	3,467,184	8,638,877	9,915,956
Selling and marketing	124,143	190,152	342,377	500,393
Research and development	2,897,736	2,190,240	8,268,953	4,968,352
Impairment of investments	4,611,714	-	4,611,714	123,428
Total operating expenses	10,433,026	6,290,992	22,697,829	16,843,836
Operating loss	(10,423,014)	(5,666,085)	(22,127,727)	(14,958,580)

Other income (expense):
Interest income	22,338	8,386	57,678	29,417
Other income (expense)	(17,314)	492,101	6,652	502,921
Total other income, net	5,024	500,487	64,330	532,338
Loss before taxes	(10,417,990)	(5,165,598)	(22,063,397)	(14,426,242)

Income taxes credit (provision)	(243,230)	23,400	(5,218)	(29,602)
Net loss	$(10,661,220)	$(5,142,198)	$(22,068,615)	$(14,455,844)
Other comprehensive income (loss):
Cumulative translation adjustment	(58,824)	(225,198)	(314,189)	(163,353)
Unrealized gain (loss) on investments, net of tax	-	(1,520,000)	5,300,633	6,543,460
Reclassification adjustments, net of tax, in connection with other-than-temporary impairment of investments	(5,557,939)	-	(5,557,939)	-
Total other comprehensive income (loss):	(5,616,763)	(1,745,198)	(571,495)	6,380,107

Comprehensive gain (loss)	$(16,277,983)	$(6,887,396)	$(22,640,110)	$(8,075,737)

Net loss per share :
Basic	$(0.75)	$(0.44)	$(1.67)	$(1.27)
Diluted	$(0.75)	$(0.44)	$(1.67)	$(1.27)

Weighted average common shares outstanding:
Basic	14,128,465	11,622,756	13,253,290	11,399,958
Diluted	14,128,465	11,622,756	13,253,290	11,399,958

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CELLULAR BIOMEDICINE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

	For the Nine Months Ended
	September 30,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(22,068,615)	$(14,455,844)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	2,034,411	1,537,323
Loss on disposal of assets	1,034	-
Stock based compensation expense	3,944,125	5,672,955
Decrease in fair value of accrued expenses for the acquisition of intangible assets	-	(413,559)
Other than temporary impairment on investments	4,611,714	123,428
Realized losses from sale of investments	-	5,178
Inventory provision	110,145	-
Allowance for doubtful account	10,707	-
Changes in operating assets and liabilities:
Accounts receivable	548,268	(275,317)
Other receivables	1,275	(176,301)
Inventory	33,398	(49,828)
Prepaid expenses	(307,924)	108,055
Taxes recoverable	150,082	-
Other current assets	-	110,347
Long-term prepaid expenses and other assets	(376,214)	(156,704)
Accounts payable	(33,281)	(280,548)
Accrued expenses	(167,615)	183,105
Advances payable to related party	-	(30,216)
Other current liabilities	(528,430)	(63,426)
Taxes payable	30,000	(198,488)
Other non-current liabilities	(65,449)	(212,371)
Net cash used in operating activities	(12,072,369)	(8,572,211)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceed from sale of investments, net of issuance cost paid	-	1,480
Purchases of intangibles	(11,160)	(4,577,740)
Purchases of assets	(1,642,179)	(918,289)
Net cash used in investing activities	(1,653,339)	(5,494,549)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from the issuance of common stock	42,437,374	18,964,849
Proceeds from exercise of stock options	685,712	478,798
Net cash provided by financing activities	43,123,086	19,443,647

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(166,089)	(41,094)

INCREASE IN CASH AND CASH EQUIVALENTS	29,231,289	5,335,793
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	14,884,597	14,770,584
CASH AND CASH EQUIVALENTS, END OF PERIOD	$44,115,886	$20,106,377

SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for income taxes	$6,705	$99,668

Non-cash investing activities
Acquisition of intangible assets through issuance of the Company's stock	$-	$1,096,399

 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CELLULAR BIOMEDICINE GROUP, INC.
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015
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

We are focused on developing and marketing safe and effective cell-based therapies based on our cellular platforms, to treat serious diseases such as cancer, orthopedic diseases, various inflammatory diseases and metabolic diseases. We have developed proprietary practical knowledge in the use of cell-based therapeutics that we believe could be used to help a great number of people suffering from cancer and other serious chronic diseases. We are conducting clinical studies in China for stem cell based therapies to treat knee osteoarthritis (“KOA”). We have completed Phase IIb autologous haMPC KOA clinical study and published its promising results. Led by Shanghai Renji Hospital, one of the largest teaching hospitals in China, we launched Phase I clinical trial of an off-the-shelf allogeneic haMPC (AlloJoinTM) therapy for KOA. We have completed patient recruitment and treatment for Phase I clinical studies of KOA on August 5, 2016. We also initiated multiple dose preclinical studies in a Chronic Obstructive Pulmonary Disease ("COPD") animal model, and plan to initiate manufacturing of (AlloJoinTM) product for KOA preclinical and clinical studies in the United States.

Our primary target market is Greater China. We believe that the results of our research, the acquired knowhow and clinical study results will help to cure or alleviate illness and suffering of the patient. We expect to carry out the clinical studies leading to eventual CFDA approval through IND filings and authorized treatment centers throughout Greater China.

With the acquisition of the University of South Florida’s license on the next generation GVAX vaccine (CD40LGVAX) and its related standard operational procedures (SOPs), we have expanded our immuno-oncology portfolio significantly. We plan to use the knowledge we obtained from the previous phase l clinical study conducted in the U.S. by Moffitt center to support an investigator sponsored trial to evaluate the potential synergistic effect of the combination of CD40LGVAX with anti-PD1 checkpoint inhibitor, to treat a selected segment of late stage non-small cell lung cancer (NSCLC) adenocarcinoma patients. We may also seek approval to conduct clinical trials with leading non-U.S. medical centers or seek partnership for CD40LGVAX sub-license opportunities.

With our recent build-up of multiple cancer therapeutic technologies, we have prioritized our clinical efforts on launching multiple trials for CAR-Ts in several indications and not actively pursuing the fragmented technical services opportunities. We are striving to build a highly competitive research and development function, a translational medicine team, along with a well established cellular manufacturing capability for clinical grade materials, to support the development of multiple assets in several cancer indications. These efforts will allow us to boost the Company's Immuno-Oncology presence, and pave the way for future partnerships.

Corporate History

Cellular Biomedicine Group, Inc. was incorporated in the State of Delaware and its corporate headquarters to 19925 Stevens Creek Blvd., Suite 100 in Cupertino, California. The Company is focusing its resources on becoming a biotechnology company bringing therapies to improve the health of patients in China.

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

NOTE 2 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”) for reporting on Form 10-Q. Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements herein. The unaudited Condensed Consolidated Financial Statements herein should be read in conjunction with the historical consolidated financial statements of the Company for the years ended December 31, 2015 included in our Annual Report on Form 10-K for the year ended December 31, 2015. Operating results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

Principles of Consolidation

Our unaudited condensed consolidated financial statements reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of our financial position and results of operations. Such adjustments are of a normal recurring nature, unless otherwise noted. The balance sheet as of September 30, 2016 and the results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of the results to be expected for any future period.

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

In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”), which addresses the following eight specific cash flow issues: debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies (including bank-owned life insurance policies; distributions received from equity method investees; beneficial interests in securitization transactions; and separately identifiable cash flows and application of the predominance principle. The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. We are currently evaluating the impact of the adoption of ASU 2016-15 on our consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). Financial Instruments—Credit Losses (Topic 326) amends guideline on reporting credit losses for assets held at amortized cost basis and available-for-sale debt securities. For assets held at amortized cost basis, Topic 326 eliminates the probable initial recognition threshold in current GAAP and, instead, requires an entity to reflect its current estimate of all expected credit losses. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial assets to present the net amount expected to be collected. For available-for-sale debt securities, credit losses should be measured in a manner similar to current GAAP, however Topic 326 will require that credit losses be presented as an allowance rather than as a write-down. ASU 2016-13 affects entities holding financial assets and net investment in leases that are not accounted for at fair value through net income. The amendments affect loans, debt securities, trade receivables, net investments in leases, off balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. The amendments in this ASU will be effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. We are currently evaluating the impact of the adoption of ASU 2016-13 on our consolidated financial statements.

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

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). ASU 2014-09 supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605)”, and requires entities to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date” (“ASU 2015-14”) in August 2015. The amendments in ASU 2015-14 defer the effective date of ASU 2014-09. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. Further to ASU 2014-09 and ASU 2015-14, the FASB issued ASU No. 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)” (“ASU 2016-08”) in March 2016, ASU No. 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing” (“ASU 2016-10”) in April 2016, and ASU No. 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients” (“ASU 2016-12”), respectively. The amendments in ASU 2016-08 clarify the implementation guidance on principal versus agent considerations, including indicators to assist an entity in determining whether it controls a specified good or service before it is transferred to the customers. ASU 2016-10 clarifies guideline related to identifying performance obligations and licensing implementation guidance contained in the new revenue recognition standard. The updates in ASU 2016-10 include targeted improvements based on input the FASB received from the Transition Resource Group for Revenue Recognition and other stakeholders. It seeks to proactively address areas in which diversity in practice potentially could arise, as well as to reduce the cost and complexity of applying certain aspects of the guidance both at implementation and on an ongoing basis. ASU 2016-12 addresses narrow-scope improvements to the guidance on collectability, non-cash consideration, and completed contracts at transition. Additionally, the amendments in this ASU provide a practical expedient for contract modifications at transition and an accounting policy election related to the presentation of sales taxes and other similar taxes collected from customers. The effective date and transition requirements for ASU 2016-08, ASU 2016-10 and ASU 2016-12 are the same as ASU 2014-09. We are currently in the process of evaluating the impact of the adoption of ASU 2014-09, ASU 2016-08, ASU 2016-10 and ASU 2016-12 on our consolidated financial statements.

NOTE 3 – VARIABLE INTEREST ENTITIES

VIEs are those entities in which a company, through contractual arrangements, bears the risk of, and enjoys the rewards normally associated with ownership of the entity, and therefore the Company is the primary beneficiary of the entity. Cellular Biomedicine Group Ltd (Shanghai) (“CBMG Shanghai”) and its subsidiaries are variable interest entities (VIEs), through which the Company conducts stem cell research and clinical trials in China. The shareholders of record for CBMG Shanghai were Cao Wei and Chen Mingzhe, who together owned 100% of the equity interests in CBMG Shanghai. On October 26, 2016, Cao Wei, Chen Mingzhe and Lu Junfeng entered into an equity transfer agreement and a supplementary agreement (“Equity Transfer Agreement”), according to which Cao Wei ceded his equity interests in CBMG Shanghai to Chen Mingzhe and Lu Junfeng, each now owns a 50% equity interest in CBMG Shanghai. The Equity Transfer Agreement became effective on October 26, 2016 and CBMG Shanghai is in the process of applying for the record of the above equity transfer. The initial capitalization and operating expenses of CBMG Shanghai are funded by our wholly foreign-owned enterprise (“WFOE”), Cellular Biomedicine Group Ltd. (Wuxi) (“CBMG Wuxi”). The registered capital of CBMG Shanghai is ten million RMB and was incorporated on October 19, 2011.

In February 2012, CBMG Wuxi provided financing to CBMG Shanghai in the amount of $1,587,075 for working capital purposes. In conjunction with the provided financing, exclusive option agreements were executed granting CBMG Wuxi the irrevocable and exclusive right to convert the unpaid portion of the provided financing into equity interest of CBMG Shanghai at CBMG Wuxi’s sole and absolute discretion (“First Exclusive Option Agreement”). CBMG Wuxi and CBMG Shanghai additionally executed a business cooperation agreement whereby CBMG Wuxi is to provide CBMG Shanghai with technical and business support, consulting services, and other commercial services. The previous shareholders of CBMG Shanghai pledged their equity interest in CBMG Shanghai as collateral in the event CBMG Shanghai does not perform its obligations under the business cooperation agreement. Upon execution of the Equity Transfer Agreement, the First Exclusive Option Agreement and previous VIE pledge agreement were terminated and a new set of exclusive option agreement and VIE pledge agreement were executed.

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

The Company has aggregated the financial information of CBMG Shanghai and its subsidiaries in the table below. The aggregate carrying value of assets and liabilities of CBMG Shanghai and its subsidiaries (after elimination of intercompany transactions and balances) in the Company’s condensed consolidated balance sheets as of September 30, 2016 and December 31, 2015 are as follows:

	September 30,	December 31,
	2016	2015
Assets
Cash	$2,967,559	$1,821,883
Accounts receivable	-	337,345
Other receivables	145,789	136,621
Inventory	71,668	180,973
Prepaid expenses	567,996	250,123
Total current assets	3,753,012	2,726,945

Property, plant and equipment, net	1,751,355	1,145,924
Intangibles	1,696,912	1,892,551
Long-term prepaid expenses and other assets	711,950	349,653
Total assets	$7,913,229	$6,115,073

Liabilities
Accounts payable	$100,437	$38,004
Other payables	443,988	914,817
Payroll accrual	383,340	464,510
Total current liabilities	$927,765	$1,417,331

Other non-current liabilities	10,482	60,829
Total liabilities	$938,247	$1,478,160

NOTE 4 – INVENTORY

As of September 30, 2016 and December 31, 2015, inventory, net of provision, consisted of the following:

	September 30, 2016	December 31, 2015
Raw materials	$241,483	$357,896
Semi-finished goods	11,690	15,346
Finished goods	-	17,644
	$253,173	$390,886

Provision for inventories is as below:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Balance at the beginning of the period	$229,767	$-	$123,848	$-
Addition	-	-	110,145	-
Exchange difference	(1,603)	-	(5,829)	-
Balance at the end of the period	$228,164	$-	$228,164	$-

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT

As of September 30, 2016 and December 31, 2015, property, plant and equipment, carried at cost, consisted of the following:

	September 30, 2016	December 31, 2015

Office equipment	$83,409	$24,526
Manufacturing equipment	3,333,153	2,680,805
Computer equipment	173,293	150,698
Leasehold improvements	1,952,387	1,417,997
Construction work in process	21,778	680,740
	5,564,020	4,954,766
Less: accumulated depreciation	(2,444,846)	(2,185,866)
	$3,119,174	$2,768,900

For the three and nine months ended September 30, 2016, depreciation expense was $228,366 and $669,064, respectively, as compared to $124,992 and $423,901 for the three and nine months ended September 30, 2015, respectively.

NOTE 6 – INVESTMENTS

The Company’s investments represent the investment in equity securities listed in Over-The-Counter (“OTC”) markets of the United States of America:

September 30, 2016	Adjusted Cost	Gross Unrealized Gains/(losses)	Gross Unrealized Losses more than 12 months	Gross Unrealized Losses less than 12 months	Market or Fair Value
Equity position in Alpha Lujo, Inc.	$251,388	$-	$-	$(221,964)	$29,424
Equity position in Arem Pacific Corporation	480,000		-	-	480,000
Total	$731,388	$-	$-	$(221,964)	$509,424

December 31, 2015	Adjusted Cost	Gross Unrealized Gains/(losses)	Gross Unrealized Losses more than 12 months	Gross Unrealized Losses less than 12 months	Market or Fair Value
Equity position in Alpha Lujo, Inc.	$251,388	$-	$-	$(133,694)	$117,694
Equity position in Arem Pacific Corporation	5,030,000	170,000	-	-	5,200,000
Equity position in Wonder International Education & Investment Group Corporation	61,713	-	-	-	61,713
Total	$5,343,101	$170,000	$-	$(133,694)	$5,379,407

There were no net proceeds from sale of investments for the three months ended September 30, 2016 and 2015. Net proceeds from sale of investments for the nine months ended September 30, 2016 and 2015 was $ nil and $1,480, respectively.

There was no net realized losses from sale of investments for the three months ended September 30, 2016 and 2015. Net realized losses from sale of investments for the nine months ended September 30, 2016 and 2015 was $ nil and $5,178, respectively.

The unrealized holding gain (loss) for the investments, net of tax that were recognized in other comprehensive income for the three and nine months ended September 30, 2016 was $nil and $5,300,633, respectively, as compared to $(1,520,000) and $6,543,460 for the three and nine months ended September 30, 2015, respectively. Reclassification adjustment of $5,557,939 in connection with other-than-temporary impairment of investments was recorded in other comprehensive income for the three and nine months ended September 30, 2016. No adjustment was recorded in other comprehensive income for the three and nine months ended September 30, 2015.

The Company tracks each investment with an unrealized loss and evaluate them on an individual basis for other-than-temporary impairments, including obtaining corroborating opinions from third party sources, performing trend analysis and reviewing management’s future plans.  When investments have declines determined by management to be other-than-temporary the Company recognizes write downs through earnings. Other-than-temporary impairment of investments for the three months ended September 30, 2016 and 2015 was $4,611,714 and $nil, respectively. Other-than-temporary impairment of investments for the nine months ended September 30, 2016 and 2015 was $4,611,714 and $123,428, respectively.

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

Assets measured at fair value within Level 2 on a recurring basis as of September 30, 2016 and December 31, 2015 are summarized as follows:

	As of September 30, 2016
	Fair Value Measurements at Reporting Date Using:
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Equity position in Alpha Lujo, Inc.	$29,424	$-	$29,424	$-
Equity position in Arem Pacific Corporation	480,000	-	480,000	-

	$509,424	$-	$509,424	$-

	As of December 31, 2015
	Fair Vaue Measurements at Reporting Date Using:
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Equity position in Alpha Lujo, Inc.	$117,694	$-	$117,694	$-
Equity position in Arem Pacific Corporation	5,200,000	-	5,200,000	-
Equity position in Wonder International Education & Investment Group Corporation	61,713	-	61,713	-
	$5,379,407	$-	$5,379,407	$-

No shares were acquired in the nine months ended September 30, 2016 and 2015.

As of September 30, 2016 and December 31, 2015, the Company holds 8,000,000 shares in Arem Pacific Corporation, 2,942,350 shares in Alpha Lujo, Inc. and 2,057,131 shares in Wonder International Education and Investment Group Corporation, respectively.  All available-for-sale investments held by the Company at September 30, 2016 and December 31, 2015 have been valued based on Level 2 inputs due to the limited trading of all three of these companies.

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

As of September 30, 2016 and December 31, 2015, intangible assets, net consisted of the following:

Patents & knowhow & license
	September 30, 2016	December 31, 2015
Cost basis	$17,632,235	$17,686,700
Less: accumulated amortization	(3,110,178)	(1,790,045)
	$14,522,057	$15,896,655

Software
	September 30, 2016	December 31, 2015
Cost basis	$98,855	$90,951
Less: accumulated amortization	(50,356)	(38,506)
	$48,499	$52,445

Total intangibles, net	$14,570,556	$15,949,100

All software is provided by a third party vendor, is not internally developed, and has an estimated useful life of five years. Patents and knowhow are amortized using an estimated useful life of three to ten years. Amortization expense for the three and nine months ended September 30, 2016 was $456,878 and $1,365,317, respectively, and amortization expense for the three and nine months ended September 30, 2015 was $483,800 and $1,113,422, respectively.

Estimated amortization expense for each of the ensuing years is as follows for the years ending September 30:

Years ending September 30,	Amount
2017	$1,782,559
2018	1,774,640
2019	1,772,461
2020	1,770,134
2021 and thereafter	7,470,762
$14,570,556

NOTE 9 – LEASES

The Company leases facilities under non-cancellable operating lease agreements.  These facilities are located in the United States, Hong Kong and China.  The Company recognizes rental expense on a straight-line basis over the life of the lease period.  Rent expense under operating leases for the three and nine months ended September 30, 2016 was approximately $219,051 and $794,734, respectively, as compared to $255,667 and $758,889 for the three and nine months ended September 30, 2015, respectively.

As of September 30, 2016, the Company has the following future minimum lease payments due under the foregoing lease agreements:

Years ending September 30,	Amount
2017	$603,119
2018	481,607
2019	477,081
2020	353,342
2021 and thereafter	596,244

$2,511,393

NOTE 10 – RELATED PARTY TRANSACTIONS

The Company advanced petty cash to officers for business travel purpose.  As of September 30, 2016 and December 31, 2015, other receivables due from officers for business travel purpose was $ nil and $19,214, respectively.

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

During the three and nine months ended September 30, 2016, the Company expensed $1,357,799 and $3,407,615 associated with unvested option awards and $174,065 and $536,510 associated with restricted common stock issuances, respectively. During the three and nine months ended September 30, 2015, the Company expensed $1,920,063 and $5,437,427 associated with unvested options awards and $134,842 and $235,528 associated with restricted common stock issuances, respectively.

During the three and nine months ended September 30, 2016, options for 130,882 and 159,617 underlying shares were exercised on a cash basis, 130,882 and 159,617 shares of the Company’s common stock were issued accordingly. During the three and nine months ended September 30, 2015, options for 45,645 and 121,168 underlying shares were exercised on a cash basis, 45,645 and 121,168 shares of the Company’s common stock were issued accordingly.

During the three and nine months ended September 30, 2016, 10,500 and 20,460 shares of the Company's restricted common stock were issued respectively. During the three and nine months ended September 30, 2015, 547 and 1,448 shares of the Company’s restricted common stock were issued respectively.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

 Service Agreement with Wen Tao (Steve) Liu

On February 7, 2016 the Company entered into a two-year consulting agreement with Wen Tao (Steve) Liu, a director of the Company, pursuant to which Wen Tao Liu would advise the Company on strategic opportunities and China hospital resource management as directed by the CEO, maintain the Company’s Cupertino office and provide other consulting services etc. Compensation related to the consulting services are disclosed in Exhibit 99.1 of the quarterly report on Form 10-Q for the three-month ending March 31, 2016.

Capital commitments

As of September 30, 2016, the capital commitments of the Company are summarized as follows:

September 30, 2016

Contracts for acquisition of plant and equipment being or to be executed	$1,714,536

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

On January 19, 2016, the Company filed a motion to dismiss, which was argued on April 20, 2016. On May 20, 2016, the Court granted the motion to dismiss with leave to amend. On June 6, 2016, Plaintiffs filed a Second Amended Complaint, and on June 30, 2016, the Company filed a motion to dismiss. Oral argument on the motion was held on August 17, 2016. On September 2, 2016, the Court dismissed the Second Amended Complaint with prejudice and entered judgment against Plaintiffs. On September 16, 2016, Plaintiffs filed a Notice of Appeal to the U.S. Court of Appeals for the Ninth Circuit. Plaintiffs must file their opening brief on December 27, 2016, to proceed with the appeal.

The Company believes the suit is without merit and filled with patently false information, and will vigorously defend the Company in the matter. At this stage of the proceedings, it is not possible to evaluate the likelihood of an unfavorable outcome or to estimate the range of potential loss.

Other than legal proceedings disclosed in this section, we are currently not involved in any litigation that we believe could have a materially adverse effect on our financial condition or results of operations.

NOTE 13 – STOCK BASED COMPENSATION

Our stock-based compensation arrangements include grants of stock options and restricted stock awards under the Stock Option Plan (the “2009 Plan”,“2011 Plan”, “2013 Plan” and the “2014 Plan”), and certain awards granted outside of these plans. The compensation cost that has been charged against income related to stock options for the three and nine months ended September 30, 2016 was $1,357,799 and $3,407,615, respectively, and for the three and nine months ended September 30, 2015 was $1,920,063 and $5,437,427, respectively. The compensation cost that has been charged against income related to restricted stock awards for the three and nine months ended September 30, 2016 was $174,065 and $536,510, respectively, and for the three and nine months ended September 30, 2015 was $134,842 and $235,528, respectively.

As of September 30, 2016, there was $7,096,277 of unrecognized compensation cost related to an aggregate of 660,531 of non-vested stock option awards and $1,225,683 related to an aggregate of 58,756 of non-vested restricted stock awards.  These costs are expected to be recognized over a weighted-average period of 1.49 years for the stock options awards and 1.43 years for the restricted stock awards.

During the three months ended September 30, 2016, the Company issued options under the 2013 Plan and 2014 Plan of an aggregate of 23,300 shares of the Company’s common stock to officers, directors, employees and advisors. The grant date fair value of these options was $235,786 using Black-Scholes option valuation models with the following assumptions: grant date stock price $12.13 to $16, volatility 88.44% to 88.75%, expected life 6.0 years, and risk-free rate of 1.07% to 1.35%. The Company is expensing these options on a straight-line basis over the requisite service period.

During the nine months ended September 30, 2016, the Company issued options under the 2013 Plan and 2014 Plan of an aggregate of 257,043 shares of the Company’s common stock to officers, directors, employees and advisors. The grant date fair value of these options was $3,278,447 using Black-Scholes option valuation models with the following assumptions: grant date stock price $12.13 to $40.00, volatility 88.44% to 90.03%, expected life 6.0 years, and risk-free rate of 1.07% to 1.65%. The Company is expensing these options on a straight-line basis over the requisite service period.

During the three months ended September 30, 2015, the Company issued options under the 2013 Plan and 2014 Plan of an aggregate of 64,500 shares of the Company’s common stock to officers, directors and employees. The grant date fair value of these options was $1,147,295 using Black-Scholes option valuation models with the following assumptions: grant date stock price $21.67 to $38.4, volatility 88.53% to 89.07%, expected life 6.0 years, and risk-free rate of 1.57% to 1.92%. The Company is expensing these options on a straight-line basis over the requisite service period.

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

The following table summarizes stock option activity as of September 30, 2016 and December 31, 2015 and for the nine months ended September 30, 2016:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Outstanding at December 31, 2015	1,952,648	$12.42	7.8	$17,701,962
Grants	257,043	19.65
Forfeitures	(424,340)	19.90
Exercises	(159,617)	4.31
Outstanding at September 30, 2016	1,625,734	$12.41	7.5	$3,396,438

Vested and exercisable at September 30, 2016	965,203	$8.42	7.0	$5,869,205

Exercise	Number of Options
Price	Outstanding	Exercisable
		-
$3.00 - $4.95	186,430	186,430
$5.00 - $9.19	615,972	532,331
$12.91+	823,332	246,442
	1,625,734	965,203

 The aggregate intrinsic value for stock options outstanding is defined as the positive difference between the fair market value of our common stock and the exercise price of the stock options.

Cash received from option exercises under all share-based payment arrangements for the nine months ended September 30, 2016 and 2015 was $685,712 and $478,798.

NOTE 14 – NET LOSS PER SHARE

Basic and diluted net loss per common share is computed on the basis of our weighted average number of common shares outstanding, as determined by using the calculations outlined below:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Net loss	$(10,661,220)	$(5,142,198)	$(22,068,615)	$(14,455,844)

Weighted average shares of common stock	14,128,465	11,622,756	13,253,290	11,399,958
Dilutive effect of stock options	-	-	-	-
Restricted stock vested not issued	-	-	-	-
Common stock and common stock equivalents	14,128,465	11,622,756	13,253,290	11,399,958

Net loss per basic share	$(0.75)	$(0.44)	$(1.67)	$(1.27)
Net loss per diluted share	$(0.75)	$(0.44)	$(1.67)	$(1.27)

For the three and nine months ended September 30, 2016 and 2015, the effect of conversion and exercise of the Company’s outstanding options are excluded from the calculations of dilutive net loss per share as their effects would have been anti-dilutive since the Company had generated loss for the three and nine months ended September 30, 2016 and 2015.

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

The Company considers all available evidence to determine whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become realizable. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carry-forward periods), and projected taxable income in assessing the realizability of deferred tax assets. In making such judgments, significant weight is given to evidence that can be objectively verified. Based on all available evidence, in particular our three-year historical cumulative losses, recent operating losses and U.S. pre-tax loss for the three and nine months ended September 30, 2016, we recorded a valuation allowance against our U.S. net deferred tax assets. In order to fully realize the U.S. deferred tax assets, we will need to generate sufficient taxable income in future periods before the expiration of the deferred tax assets governed by the tax code.

In each period since inception, the Company has recorded a valuation allowance for the full amount of net deferred tax assets, as the realization of deferred tax assets is uncertain. As a result, the Company has not recorded any federal or state income tax benefit in the consolidated statements of operations and comprehensive income (loss).

As of September 30, 2016, the Company had net operating loss carryforwards of $9.98 million for U.S. federal purposes, $9.55 million for U.S. state purposes, and $6.4 million for Chinese income tax purposes, such losses will begin to expire in 2034, 2034, and 2021 for U.S. federal, U.S. state and Chinese income tax purposes, respectively. Deferred income tax expense is a result of recognizing tax benefit of current period loss due to other comprehensive income recorded this quarter.  The Company's effective tax rate differs from statutory rates of 35% for U.S. federal income tax purposes, 15% to 25% for Chinese income tax purpose and 16.5% for Hong Kong income tax purposes due to the effects of the valuation allowance and certain permanent differences as it pertains to book-tax differences in the value of client shares received for services.

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

NOTE 16 – COLLABORATION AGREEMENT

Part of AG’s business includes a collaboration agreement to establish and operate a biologic treatment center in the Jilin province of China.  Under the terms of the Collaboration Agreement dated December 10, 2012 and its supplementary agreement dated July 19, 2014 (the “Collaboration Agreement”), AG’s collaborative partner (the “Partner”) funded the development of the center and provides certain ongoing services.  In exchange, the Partner receives preferred repayment of all funds that were invested in the development, 60% of the net profits until all of the invested funds are repaid, and 40% of the net profits thereafter, and the rights to the physical assets at the conclusion of the agreement.  We accounted for this transaction in accordance with ASC 808 Collaborative Arrangements and have reflected all assets and liabilities of the treatment center.  With our recent build-up of multiple cancer therapeutic technologies, we have prioritized our clinical efforts on developing CAR-T technologies, Vaccine, Tcm and TCR clonality technologies, and not actively pursuing the fragmented technical services opportunities

In June 2016, the Company and the Partner agreed to terminate the Collaboration Agreement and in July 2016 entered into a cooperation termination agreement (the “Termination Agreement”) with the Partner. In August 2016, in accordance with the Termination Agreement, the Company paid $0.3 million (RMB2 million equivalent) to settle all the liabilities with the Partner and retain the ownership of all the assets under the Collaboration Agreement.

NOTE 17 – SEGMENT INFORMATION

The Company is engaged in the development of new treatments for cancerous and degenerative diseases utilizing proprietary cell-based technologies, which have been organized as one reporting segment since they have similar nature and economic characteristics. The Company’s principle operating decision maker, the Chief Executive Officer, receives and reviews the result of the operation for all major cell platforms as a whole when making decisions about allocating resources and assessing performance of the Company. In accordance with FASB ASC 280-10, the Company is not required to report the segment information.

NOTE 18 – SUBSEQUENT EVENTS

The Company entered into a tenancy deposit agreement on September 26, 2016 with Shanghai Chuangtong Industrial Development Co., Ltd., for a lease of a 10,500 square meters four-stories building located in the “Pharma Valley” in Shanghai, P. R. China (“Zhangjiang Lease”). The building is under construction and the lease contract shall be executed within one week after obtaining the construction completion filing.  The proposed ten-year lease is to commence no later than March 30, 2017. On October 11, 2016 the Company paid a non-refundable deposit of $179,700 (RMB 1.2 million equivalent).

On October 26, 2016, Cao Wei, Chen Mingzhe and Lu Junfeng entered into the Equity Transfer Agreement, according to which Cao Wei ceded his equity interests in CBMG Shanghai to Chen Mingzhe and Lu Junfeng, each now owns a 50% equity interest in CBMG Shanghai. On October 26, 2016, CBMG Wuxi, CBMG Shanghai, Cao Wei and Chen Mingzhe entered into a termination agreement, pursuant to which, the First Exclusive Option Agreement and previous VIE pledge agreement were terminated; on the same day, a new set of exclusive option agreement and VIE pledge agreement were executed by and among CBMG Wuxi, CBMG Shanghai, Chen Mingzhe and Lu Junfeng. The above termination agreement and the new set of exclusive option agreement and VIE pledge agreement became effective on October 26, 2016.

The Company applied for the release of the equity pledge under the previous VIE pledge agreement on October 18, 2016 and obtained the approval for such release on October 26, 2016. CBMG Shanghai is in the process of applying for the record of the above equity transfer and the  pledge of the equity interests under the new VIE pledge agreement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis summarizes the significant factors affecting our results of operations, financial condition and liquidity position for the three months and nine months ended September 30, 2016 and 2015, and should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this filing.

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

OVERVIEW

For purposes of this periodic report, “CBMG BVI” refers to Cellular Biomedicine Group Ltd., a British Virgin Islands corporation, which is now a wholly-owned subsidiary of the registrant, together with its business, operations, subsidiaries and controlled entities). The “Company”, “CBMG”, “we”, “us”, “our” and similar terms refer to Cellular Biomedicine Group, Inc. (a Delaware corporation) as a combined entity including each of its subsidiaries and controlled companies, unless the context otherwise requires.

Recent Developments

In January 2015, we initiated patient recruitment in a phase II clinical study, in China, of ReJoin ®  (human adipose derived mesenchymal progenitor cell or “haMPC”) in Cartilage Damaged (“CD”) patients resulting from osteoarthritis (“OA”) or sports injury, in further support of KOA indication. The study is based on the same technology that has shown significant efficacy in the treatment of Knee Osteoarthritis (“KOA”), but requires two arthroscopic examinations and the use of magnetic resonance imaging (“MRI”) to further demonstrate the regenerative efficacy of ReJoin ®. Upon further review of the protocol and the difficulty of getting patients back for the second arthroscopic look, we have determined to terminate the study. We continue to conduct studies of KOA haMPC therapy.

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

We announced interim Phase IIb trial results for our ReJoin ®  haMPC therapy for KOA on March 25, 2015, which confirmed that the primary and secondary endpoints of ReJoin ® therapy groups have all improved significantly compared to their baseline. We released complete and positive phase IIb data set at 48-week follow-up in January 2016, which concluded the company’s phase IIb trial with autologous stem cells for KOA.

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

I.
The patient selection criteria of this study are highly selective. The participants enrolled in the studies were advanced, relapsed, and refractory to other standard-of-care therapies. This selection criterion is highly distinguishable from other studies, which avoided higher risk patients. Most of these high severity patients would not have been eligible for other entities’ studies because of extramedullary involvement or because the presence of bulky tumors were deemed too risky for their trials.

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

In July 2015, the Company has received two new certifications from the China Food and Drug Administration (the “CFDA”) for its proprietary cell and tissue preservation media kits. These certified kits enable long-term preservation and long distance shipment of cells and tissue, without freezing them down, from and to the point of care for ready applications by physicians. The latest certifications further strengthen our Vertically Integrated Cell Manufacturing System (VICMS) to centralize the processing and supplying of autologous cell therapies, and reinforce our potential to be a world-class biotechnology company, serving large unmet medical needs.

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

On November 9, 2015, the Company announced the opening of its new state-of-the-art facility in the PKUCare Industrial Park, Changping District, Beijing, China. Eight hundred square meters of the 1,400 square meter site has been equipped with four independent production lines to support clinical batch production and commercial scale manufacturing. Designed and built to GMP standards, the facility has been certified by the Beijing Institute for Drug Control, accredited bodies of the China National Accreditation Service (CNAS) and China Metrology Accreditation (CMA). With this expansion into Beijing, the Company now operates three facilities in China that currently houses twelve independent production lines with the capacity to host more than 200,000 individual cell sources. With our integrated Plasmid, Viral Vectors, and CAR-T cells Chemistry, Manufacturing, and Controls (“CMC”) process as well as planned capacity expansion, we are highly distinguishable with other companies in the cellular medicine space.

In January 2016, we launched a Phase I clinical trial of an off-the-shelf allogeneic haMPC AlloJoin™ therapy for KOA (the “Allogenic KOA Phase I Trial”) to evaluate the safety and efficacy of AlloJoin™, an off-the-shelf allogeneic adipose derived progenitor cell (haMPC) therapy for the treatment of KOA.

On August 5, 2016 we completed patient treatment for the Allogenic KOA Phase I Trial. Patients will be monitored over the next 12 months for safety, as well as efficacy signs.

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

In the next 12 months, we aim to accomplish the following, though there can be no assurances that we will be able to accomplish any of these goals:

●
Confirm the safety and tolerability profile in an investigator sponsored phase I trial of CBM-CD19 in refractory aggressive DLBCL,and to prepare for a follow up multi-center phase IIb trial;
●
Initiate a phase I-IIb trial to evaluate the safety and efficacy of CBM-CD19 in CD19+ refractory/relapsing adult B-ALL patients;
●
Submit to the CFDA of IND package for CBM-CD19 in CD19+ B-cell malignancies;
●
Initiate an investigator sponsored phase I trial of CBM-CD20 in CLL patients;
●
Seek opportunities to file new CAR-T and other patents in China and potentially the rest of the world;
●
Continue to seek advanced technologies and partnerships to bolster our CAR-T China market position;
●
Bolster R&D resources to fortify our intellectual properties portfolio and scientific development. Continue to develop a competitive Immuno-oncology pipeline for CBMG;
●
Complete the Allogeneic KOA Phase I Trial in China;
●
Complete CMC and other required preclinical study data package to prepare for Allogeneic KOA IND filing in the United States;
●
Evaluate feasibility of initiating clinical study to support the New Drug Application (NDA) for an allogeneic haMPC Knee Osteoarthritis therapy (“Allo KOA”) study in the United States;
●
Complete preclinical efficacy evaluation to decide development path for COPD indication;
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
●
Explore new CAR-T international collaboration and /or partnership; and
●
Expand our cell manufacturing capacity and capabilities.

For the nine months ended September 30, 2016 and 2015, we generated $570,102 and $1,885,256 in revenue, respectively, from our technology consulting service. With our recent build-up of multiple cancer therapeutic technologies, we have prioritized our clinical efforts on developing CAR-T technologies, Vaccine, Tcm and TCR clonality technologies, and not actively pursuing the fragmented technical services opportunities. We expect our biomedicine business to generate revenues primarily from immune therapy and the development of therapies for the treatment of KOA in the next four to six years.

We incurred an increase in total operating expenses of approximately $5.9 million for the nine months ended September 30, 2016, as compared to the nine months ended September 30, 2015, which is primarily attributable to increased input into expenditures for R&D projects and non-temporary impairment of investments.

Corporate History

Please refer to Note 1 of our unaudited condensed consolidated financial statements for our corporate history.

BIOMEDICINE BUSINESS

Our biomedicine business was founded in 2009 as a newly formed specialty biomedicine company by a team of seasoned Chinese-American executives, scientists and doctors. In 2010, we established a facility designed and built to GMP standards in Wuxi, and in 2012 we established a U.S. Food and Drug Administration (“FDA”) GMP standard protocol-compliant manufacturing facility in Shanghai. In October 2015, we opened a facility designed and built to GMP standards in Beijing. Our focus has been to serve the rapidly growing health care market in China by marketing and commercializing stem cell and immune cell therapeutics, related tools and products from our patent-protected homegrown and acquired cell technology, as well as by utilizing exclusively in-licensed and other acquired intellectual properties.

Our current treatment focal points are cancer and other degenerative diseases such as KOA.

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

KOA.  In 2013, we completed a Phase I/IIa clinical study, in China, for our Knee Osteoarthritis (“KOA”) therapy named ReJoin®. The trial tested the safety and efficacy of intra-articular injections of autologous haMPCs in order to reduce inflammation and repair damaged joint cartilage. The 6-month follow-up clinical data showed ReJoin® therapy to be both safe and effective.

In Q2 of 2014, we completed patient enrollment for the Phase IIb clinical trial of ReJoin® for KOA. The multi-center study enrolled 53 patients to participate in a randomized, single blind trial. We published 48 weeks follow-up data of Phase I/IIa on December 5, 2014.  The 48 weeks data indicated that patients have reported a decrease in pain and a significant improvement in mobility and flexibility, while the clinical data shows our ReJoin® regenerative medicine treatment to be safe.   We announced interim 24 week results for ReJoin® on March 25, 2015 and  released positive Phase IIb 48 week follow-up data in January 2016, which shows the primary and secondary endpoints of ReJoin® therapy group having all improved significantly compared to their baseline, which has confirmed some of the Company’s Phase I/IIa results. Our ReJoin® human adipose-derived mesenchymal progenitor cell (haMPC) therapy for KOA is an interventional therapy using proprietary device, process, culture and medium:

●	Obtain adipose (fat) tissue from the patient using our CFDA approved medical device, the A-Stromal™ Kit;
●	Expand haMPCs using our proprietary culture medium (serum-free and antibiotics-free); and
●	Formulated for ReJoin therapy using our proprietary formulation.

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

In January 2016, we launched the Allogeneic KOA Phase I Trial in China to evaluate the safety and efficacy of AlloJoin™, an off-the shelf allogeneic adipose derived progenitor cell (haMPC) therapy for the treatment of KOA. On August 5, 2016 we completed patient treatment for the Allogeneic KOA Phase I trial. Patients will be monitored over the next 12 months for safety, as well as efficacy signs.

In January 2015, we initiated patient recruitment in a phase II clinical study, in China, of ReJoin (human adipose derived mesenchymal progenitor cell or “haMPC”) in Cartilage Damaged (“CD”) patients resulting from osteoarthritis (“OA”) or sports injury, in further support of KOA indication. The study is based on the same technology that has shown significant efficacy in the treatment of Knee Osteoarthritis (“KOA”), but requires two arthroscopic examinations and the use of magnetic resonance imaging (“MRI”) to further demonstrate the regenerative efficacy of ReJoin. Upon further review of the protocol and the difficulty of getting patients back for the second arthroscopic look, we have determined to terminate the study.

The  unique lines of adult adipose-derived stem cells and the immune cell therapies enable us to create multiple cell formulations in treating specific medical conditions and diseases, as well as applying single cell types in a specific treatment protocol. Management believes that our adult adipose-derived line will become commercially viable and market-ready in China within three to four years. In addition, we plan to assess and initiate cancer clinical trials leading to commercialization using safe and most effective therapy or combination therapies. The quality management systems of CBMG Shanghai and CBMG Wuxi were issued a Certificate of ISO-9001:2008 by SGS /ANAB (ANSI-ASQ National Accreditation Board). Our facility in Shanghai was issued a Certificate of Compliance by ENV Services, Inc., and ISO Inspection Service Provider that (i) its rooms 1-7, 10 are certified to ISO Class 7 per ISO-14644 in accordance with cGMP; (ii) its biological safety cabinets are certified per NSF/ANSI 49 and to ISO Class 5;and (iii) its instrumentation calibration has been certified to perform in accordance with ANS/NCSL Z-540-1 and document in accordance with 10CFR21.Our facility in Shanghai was issued a Testing Report by Shanghai Food and Drug Packaging Material Control Center concluding that some testing items of the cleanrooms are in compliance with the Good Manufacturing Practice for Drugs (2010 Revision) of China. The cleanrooms in Beijing are certified to meet the standard of CNAS L1669; and Wuxi has been certified to meet the CNAS L0221 standard.

In addition to standard protocols, we use proprietary processes and procedures for manufacturing our cell lines, comprised of:

●	Banking processes that ensure cell preservation and viability;

●	DNA identification for stem cell origin; and

●	Bio-safety testing at independently certified laboratories.

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

So far, chimeric antigen receptor T cell therapy (“CAR-T”) such as CD19 CAR-T, have been tested in several hematological indications on patients that are refractory/relapsing to chemotherapy, and many of them have relapsed after stem cell transplantation.  All of these patients had very limited treatment option prior to CAR-T therapy.  CAR-T has shown positive clinical efficacy in many of these patients. Some of have them lived for years post CAR-T treatment.

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

Presently we have two KOA cell therapy clinical studies in China, a completed Phase IIb autologous study and an on-going Phase I allogeneic study. If and when either therapy obtains regulatory approval in the PRC, we will be able to market and offer the therapy for clinical use. Our focus is on the latest translational stages of product development, principally from the pre-clinical stage to regulatory approval and commercialization of new therapies.

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

CBMG initially plans to use its centralized manufacturing facility located in Shanghai to service multiple hospitals within 200 km of the facility.  We aim to complete clinical trials for our KOA therapy candidate as soon as practicable. Our goal is to first obtain regulatory permission for commercial use of the therapy for the respective hospitals in which the trials are being conducted. CBMG plans to scale up its customer base by qualifying multiple additional hospitals for the post-trial use of therapies, once approved, by following regulatory guidelines.  Based on current regulation and estimates, we expect our biomedicine business to generate revenue primarily from the development of therapies for the treatment of KOA within the next four to six years.

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

In order to expedite fulfillment of patient treatment CBMG has been actively developing technologies and products with a strong intellectual properties protection, including haMPC, derived from fat tissue, for the treatment of KOA and other indications. CBMG’s acquisition of AG provides an enlarged opportunity to expand the application of its cancer therapy-enabling technologies and to initiate clinical trials with leading cancer hospitals.  With the AG acquisition, we will continue to seek to empower hospitals' immune cell cancer therapy development programs that help patients improve their quality of life and improve their survival rate.

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

The protocol of allogeneic haMPC therapy for KOA has been approved by Shanghai Renji Hospital’s Institutional Review Board for clinical studies. Once the studies are completed, the clinical data will be analyzed by qualified third party statisticians and reports will be published.

We operate our manufacturing facilities under good manufacturing practice ("GMP") conditions in the ISO accredited laboratories standard. We employ an institutionalized and proprietary process and quality management system to optimize reproducibility and to hone our efficiency. Three facilities designed and built to GMP in Beijing, Shanghai and Wuxi, China meet international standards. In any precision setting, it is vital that all controlled-environment equipment meet certain design standards. To achieve this goal, our Shanghai cleanroom facility underwent rigorous cleanroom certification. Our facility in Shanghai was issued a Certificate of Compliance by ENV Services, Inc., and ISO Inspection Service Provider that (i) its rooms 1-7, 10 are certified to ISO Class 7 per ISO-14644 in accordance with cGMP; (ii) its biological safety cabinets are certified per NSF/ANSI 49 and to ISO Class 5; and (iii) its instrumentation calibration has been certified to perform in accordance with ANS/NCSL Z-540-1 and document in accordance with 10CFR21. The cleanrooms in Beijing are certified to meet the standard of CNAS L1669; and Wuxi has been certified to meet the CNAS L0221 standard. With our integrated Plasmid, Viral Vectors, and CAR-T cells Chemistry, Manufacturing, and Controls process as well as planned capacity expansion, we are highly distinguishable with other companies in the cellular medicine space.

In total, our facilities operating under GMP have over 23,000 sq. ft. space with the capacity for twelve independent cell production lines. We intend to continue to evaluate the expansion of our cell manufacturing capacity and additional capabilities.

Most importantly, our management team members have more than 20 ~ 30 years of relevant experience in China, the European Union, and the United States. All of these factors make CBMG a high quality cell products manufacturer in China.

Our Targeted Indications and Potential Therapies

Knee Osteoarthritis (KOA)

We are currently pursuing two primary therapies for the treatment of KOA: our ReJoin ® therapy and our AlloJoinTM therapy.

We completed the Phase I/IIa clinical trial for the treatment of KOA. The trial tested the safety and efficacy of intra-articular injections of autologous haMPCs in order to reduce inflammation and repair damaged joint cartilage. The 24-week follow-up clinical data showed ReJoin ® therapy to be both safe and effective. We published 48 weeks follow-up data of the Phase I/IIa on December 5, 2014.  The 48 weeks data indicated that patients have reported a decrease in pain and a significant improvement in mobility and flexibility, while the clinical data shows our ReJoin ® regenerative medicine treatment to be safe.

In the second quarter of 2014, we completed patient enrollment for the Phase IIb clinical trial of ReJoin ® for KOA. The multi-center study has enrolled 53 patients to participate in a randomized, single blind and controlled trial. We announced positive Phase IIb 48-week follow-up data in January 2016, with statistical significant evidence that ReJoin enhanced cartilage regeneration, which concluded the planned phase IIb trial.

In January 2016, we launched the Allogeneic KOA Phase I Trial in China to evaluate the safety and efficacy of AlloJoin™, an off-the shelf allogeneic adipose derived progenitor cell (haMPC) therapy for the treatment of KOA. On August 5, 2016 we completed patient treatment for the Allogeneic KOA Phase I trial. Patients will be monitored over the next 12 months for safety, as well as efficacy signs.

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

In order to bring haMPC-based KOA therapy to market, our market strategy is to: (a) file IND with CDE through biomedicine regulatory path and conduct necessary registration trials (b) file NDA to get marketing approval.

Our competitors are pursuing treatments for osteoarthritis with knee cartilage implants or other cell origins.  However, unlike their approach, our KOA therapy is not surgically invasive – it uses a small amount (30ml) of adipose tissue obtained via liposuction from the patient, from which the stem cells are isolated, cultured, and re-injected into the patient. The injections are designed to induce the body’s secretion of growth factors and recruitment of endogenous stem cells, promoting immune response and regulation, and regrowth of cartilage. The down-regulation of the patient’s immune response is aimed at reducing and controlling inflammation which is a central cause of KOA.

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

Our CAR-T platform is built on well-studied lenti-virial vector and second-generation CAR design, which is used by most of the current trials and studies. We rigorously select the patient population for each asset and indication to allow the optimal path forward for regulatory approval. We also fully integrate the state of art translational medicine effort into each clinical study to aid in dose selection, to confirm the mechanism of action and proof of concept, and to identify the optimal targeting patient population whenever appropriate. We plan to continue to grow our translational medicine team and engage key opinion leaders to meet the demand.

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
Solid tumors pose more challenge than hematological cancers.  The patients are more heterogeneous, making it difficult to have one drug to work effectively in the majority of the patients in any cancer indication.  The duration of response is most likely shorter and patients are likely to relapse even after initial positive clinical response.  CAR-T therapy can successfully treat hematopoietic cancers because the therapy can deplete all B cells or T cells including normal and cancer cells in leukemia and lymphoma. When the stem cells are not targeted these stem cells can regenerate normal B and T cells. In contrast, effective tumor specific antigens found to be less to target in solid tumors.  When the drugs kill tumor cells, they also kill the normal cells to a certain degree, leading to different degrees of toxicity.  We will continue to make an effort to develop CART or other cell based therapies to target solid tumors.

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

During the three and nine months ended September 30, 2016, we believe that there have been no significant changes to the items that we disclosed as our critical accounting policies and estimates in the “Critical Accounting Policies and Estimates” section of Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, except for as below:

Goodwill and Other Intangibles

Goodwill represents the excess of the cost of assets acquired over the fair value of the net assets at the date of acquisition. Intangible assets represent the fair value of separately recognizable intangible assets acquired in connection with the Company’s business combinations. The Company evaluates its goodwill and other intangibles for impairment on an annual basis or whenever events or circumstances indicate that impairment may have occurred. As of September 30, 2016 and December 31, 2015, the goodwill is $7,678,789, which all derived from the acquisition of Agreen.

As stipulated in ASC 350-20-35-3A, an entity may assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. During the reporting period, the Company ceased its cooperation with the Jihua Hospital (its largest customer) and several agents and was not actively pursuing the fragmented technical services opportunities since the second quarter of 2016, net sales and revenue for the three months ended June 30, 2016 and September 30, 2016 significantly decreased accordingly. It considered as triggering event indicating the goodwill impairment test was required at end of the reporting period. The Company therefore proceeded with “Step 1” goodwill impairment test based on ASC 350-20-35-4 thru 35-8A. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. The Company is now prioritizing cancer therapeutic, and focusing the clinical efforts on developing CAR-T technologies, Vaccine, Tcm, and TCR clonality technologies, all long-lived assets (including goodwill) are considered as an asset group under the same reporting unit for the Company’s research and development activities purpose. The Company’s market capitalization as at the balance sheet date would fairly reflect the fair value of the Company’s research and development efforts so as to provide an indication of whether the goodwill is subject to the impairment loss. Our market capitalization exceeds the carrying amount of net assets (including goodwill) of the Company, we considered first step of goodwill impairment test passed and no second step of goodwill impairment test shall be performed to measure the amount of impairment loss. No impairment loss of goodwill is considered to be required as of September 30, 2016.

Other intangibles mainly consists of knowhow, technologies, patent, licenses acquired and purchased software. The Company reviews the carrying value of long-lived assets to be held and used, including other intangible assets subject to amortization, when events and circumstances warrants such a review. As aforementioned, all long-lived assets (including other intangibles) are considered as an asset group under the same reporting unit for the Company’s research and development activities purpose. Our market capitalization exceeds the carrying amount of net assets (including other intangibles) of the Company, no impairment of other intangibles is considered to be required as of September 30, 2016.

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

Results of Operations

Below is a discussion of the results of our operations for the three and nine months ended September 30, 2016 and 2015. These results are not necessarily indicative of result that may be expected in any future period. Our prospects should be considered in light of the risks, expenses and difficulties that we may encounter. We may not be successful in addressing these risks and difficulties.

Comparison of Three Months Ended September 30, 2016 to Three Months Ended September 30, 2015

The descriptions in the results of operations below reflect our operating results as set forth in our Consolidated Statement of Operations filed herewith.

	Three Months Ended September 30, 2016	Three Months Ended September 30, 2015

Net sales and revenue	$10,012	$624,907

Operating expenses:
Cost of sales	9,128	443,416
General and administrative	2,790,305	3,467,184
Selling and marketing	124,143	190,152
Research and development	2,897,736	2,190,240
Impairment of investments	4,611,714	-
Total operating expenses	10,433,026	6,290,992
Operating loss	(10,423,014)	(5,666,085)

Other income (expense)
Interest income	22,338	8,386
Other income (expense)	(17,314)	492,101
Total other income, net	5,024	500,487
Loss before taxes	(10,417,990)	(5,165,598)

Income taxes credit (provision)	(243,230)	23,400

Net loss	$(10,661,220)	$(5,142,198)
Other comprehensive income (loss):
Cumulative translation adjustment	(58,824)	(225,198)
Unrealized gain (loss) on investments, net of tax	-	(1,520,000)
Reclassification adjustments, net of tax, in connection with other-than-temporary impairment of investments	(5,557,939)	-
Total other comprehensive income (loss):	(5,616,763)	(1,745,198)
Comprehensive gain (loss)	$(16,277,983)	$(6,887,396)

Net loss per share:
Basic	$(0.75)	$(0.44)
Diluted	$(0.75)	$(0.44)

Weighted average common shares outstanding:
Basic	14,128,465	11,622,756
Diluted	14,128,465	11,622,756
* These line items include the following amounts of non-cash, stock-based compensation expense for the periods indicated:

	Three Months Ended September 30, 2016	Three Months Ended September 30, 2015

Cost of sales	11,765	42,272
General and administrative	900,936	1,464,764
Selling and marketing	28,368	66,962
Research and development	590,795	480,907
	1,531,864	2,054,905

Results of Operations

Net sales and revenue

	2016	2015	Change	Percent

For the three months ended September 30,	$10,012	$624,907	$(614,895)	(98)%

All the revenue was derived from cell therapy technology service for the three months ended September 30, 2016 and 2015. The decrease in revenue is the result of prioritizing cancer therapeutic technologies and focusing our clinical efforts on developing CAR-T technologies, Vaccine, Tcm, and TCR clonality technologies. As a result of not focusing on the cell therapy technology service revenue, in 2nd quarter, 2016 the Company ceased its cooperation with the Jihua Hospital and several agents.

 Cost of Sales

	2016	2015	Change	Percent

For the three months ended September 30,	$9,128	$443,416	$(434,288)	(98)%

The cost of sales decreased in line with the sales.

General and Administrative Expenses

	2016	2015	Change	Percent

For the three months ended September 30,	$2,790,305	$3,467,184	$(676,879)	(20)%

Decreased expenses in 2016 were primarily attributed to the facts below:

o
A decrease in stock-based compensation expense of $564,000, which primarily resulted from: i) forfeiture of the options in connection with the resignation of Wei Cao as the CEO of the Company in February 2016 and as director in May 2016. For further details please refer to Item 1 Note 13-Commitments and Contingencies - Service Agreement with Wei (William) Cao as reported in the Company’s quarterly report on Form 10-Q for the three-months ended March 31, 2016; ii) the issuance of a large amount of options in the first quarter of 2013, most of which vested over 3 years. With the end of vesting periods, the stock-based compensation expense decreased significantly from the second quarter of 2016.
o
A decrease in salary of $154,000, which primarily resulted from the resignations of the Company’s CEO and chairman in first quarter 2016.
o
A decrease in rental expense of $90,000, which primarily resulted from the ramping up of the new Beijing facility in January 2016.The related rental expense was recorded in cost of sales and R&D expenses instead of general and administrative expense; and
o
Offset by an increase in legal, audit and other professional fees of $135,000 resulting from costs associated with the ATM filing in the second quarter 2016 compared with same period in 2015.

Selling and Marketing Expenses

	2016	2015	Change	Percent

For the three months ended September 30,	$124,143	$190,152	$(66,009)	(35)%

The selling and marketing expenses decrease is due to the decline of stock-based compensation of $39,000 and salary expense of $30,000.

Research and Development Expenses

	2016	2015	Change	Percent

For the three months ended September 30,	$2,897,736	$2,190,240	$707,496	32%

Research and development costs increased by approximately $707,000 in the three months ended September 30, 2016 as compared to the three months ended September 30, 2015. The increase was primarily attributed to the facts below:

o
An increase in payroll expenses of $350,000 in line with the increase of our immunotherapy research and development team; the total headcount of our R&D team increased from 46 as of September 30, 2015 to 76 as of September 30, 2016;
o
An increase in depreciation and amortization of $187,000, which was mainly attributed to the technology obtained from 301 Hospital in June 2015 and newly purchased equipment for immunotherapy research and development; and
o
An increase in stock-based compensation expense of $110,000.

Impairment of Investments

	2016	2015	Change	Percent

For the three months ended September 30,	$4,611,714	$-	$4,611,714	N/A

The impairment of investments for the three months ended September 30, 2016 is attributed to the recognition of other than temporary impairment on the value of shares in two investments. No such expense existed in the same period in 2015. The impairment on investments was primarily attributed to the valuation loss for the stock of Arem Pacific Corporation, which share price recently significantly dropped. The stock of Arem Pacific Corporation (ARPC) held by us are illiquid restricted shares that are very thinly traded on the OTC Markets, we consider that it indicates the likelihood that the impairment is other-than-temporary.

Operating Loss

	2016	2015	Change	Percent

For the three months ended September 30,	$(10,423,014)	$(5,666,085)	$(4,756,929)	84%

The increase in the operating loss for the three months ended September 30, 2016 as compared to the same period in 2015 was primarily due to changes in revenues, research and development expenses and impairment of investments, each of which is described above.

Total Other Income, Net

	2016	2015	Change	Percent

For the three months ended September 30,	$5,024	$500,487	$(495,463)	(99)%

Other income, net for the three months ended September 30, 2016 was primarily interest income of $22,000, third party R&D subsidy of $40,000 and government subsidy of $25,000 and netting of the charity donation of $78,000.

Other income, net for the three months ended September 30, 2015 was primarily decrease in fair value of accrued expenses for the acquisition of intangible assets of $414,000, net foreign exchange gain of $79,000 and interest income of $8,000. On June 26, 2015, the Company completed its acquisition of the certain license rights to technology and know-how from Blackbird and entered into an Assignment and Assumption Agreement to acquire all of Blackbird’s right, title and interest in and to the exclusive worldwide license to a CD40LGVAX vaccine from the University of South Florida. According to the Asset Purchase Agreement, 28,120 shares of Company common stock were issued as part of the consideration of this transaction. In addition, 18,747 shares of Company common stock (equal to $700,000 based on the 20-day volume-weighted average price of the Company’s common stock on the closing date of this transaction) were delivered to Blackbird on the 6 month anniversary of the closing date upon satisfaction of certain conditions. The above mentioned shares were revalued according to the fair market value as of the balance sheet date and resulted in other income of $414,000.

Income Taxes Credit (Provision)

	2016	2015	Change	Percent

For the three months ended September 30,	$(243,230)	$23,400	$(266,630)	(1139)%

While we have optimistic plans for our business strategy, we determined that a valuation allowance was necessary given the current and expected near term losses and the uncertainty with respect to our ability to generate sufficient profits from our business model. Therefore, we established a valuation allowance for deferred tax assets other than the extent of the benefit from other comprehensive income. Income tax expense for three months ended September 30, 2016 mainly represents the reversal of deferred income tax as a result of tax benefit of other comprehensive income previously recognized. Income tax expense for three months ended September 30, 2015 represents PRC tax benefit of $24,757 and US state tax expense of $1,357.

Net Loss

	2016	2015	Change	Percent

For the three months ended September 30,	$(10,661,220)	$(5,142,198)	$(5,519,022)	107%

Changes in net loss are primarily attributable to changes in operations of our biomedicine segment which are described above.

Comprehensive Gain (Loss)

	2016	2015	Change	Percent

For the three months ended September 30,	$(16,277,983)	$(6,887,396)	$(9,390,587)	136%

Comprehensive net loss for three months ended September 30, 2016 includes reclassification adjustments, net of tax, of approximately $5,558,000, in connection with other-than-temporary impairment of investments ,and a currency translation net loss of approximately $59,000 combined with the changes in net income. The reclassification adjustment was attributed to the valuation loss of approximately $6,090,000 for the stock investment in ARPC, which indicates the likelihood of the impairment is other-than-temporary.

Comparison of Nine Months Ended September 30, 2016 to Nine Months Ended September 30, 2015

The descriptions in the results of operations below reflect our operating results as set forth in our Consolidated Statement of Operations filed herewith.

	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015

Net sales and revenue	$570,102	$1,885,256

Operating expenses:
Cost of sales	835,908	1,335,707
General and administrative	8,638,877	9,915,956
Selling and marketing	342,377	500,393
Research and development	8,268,953	4,968,352
Impairment of investments	4,611,714	123,428
Total operating expenses	22,697,829	16,843,836
Operating loss	(22,127,727)	(14,958,580)

Other income (expense)
Interest income	57,678	29,417
Other income (expense)	6,652	502,921
Total other income, net	64,330	532,338
Loss before taxes	(22,063,397)	(14,426,242)

Income taxes credit (provision)	(5,218)	(29,602)

Net loss	$(22,068,615)	$(14,455,844)
Other comprehensive income (loss):
Cumulative translation adjustment	(314,189)	(163,353)
Unrealized gain (loss) on investments, net of tax	5,300,633	6,543,460
Reclassification adjustments, net of tax, in connection with other-than-temporary impairment of investments	(5,557,939)	-
Total other comprehensive income (loss):	(571,495)	6,380,107
Comprehensive gain (loss)	$(22,640,110)	$(8,075,737)

Net loss per share:
Basic	$(1.67)	$(1.27)
Diluted	$(1.67)	$(1.27)

Weighted average common shares outstanding:
Basic	13,253,290	11,399,958
Diluted	13,253,290	11,399,958

* These line items include the following amounts of non-cash, stock-based compensation expense for the periods indicated:

	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015

Cost of sales	8,014	110,326
General and administrative	2,254,498	3,837,123
Selling and marketing	32,353	162,997
Research and development	1,649,260	1,562,509
	3,944,125	5,672,955

Results of Operations

Net sales and revenue

	2016	2015	Change	Percent

For the nine months ended September 30,	$570,102	$1,885,256	$(1,315,154)	(70)%

All the revenue was derived from cell therapy technology service for the nine months ended September 30, 2016 and 2015. The decrease in revenue is the result of prioritizing cancer therapeutic technologies and focusing our clinical efforts on developing CAR-T technologies, Vaccine, Tcm and TCR clonality technologies. As a result of not focusing on the cell therapy technology service revenue, in the second quarter of 2016 the Company ceased its cooperation with the Jihua Hospital and several agents.

 Cost of Sales

	2016	2015	Change	Percent

For the nine months ended September 30,	$835,908	$1,335,707	$(499,799)	(37)%

The cost of sales decreased in line with the sales. As fixed costs, such as rental and staff costs etc., accounts for a majority of the cost of sales, the cost of sales didn’t decrease as much as sales.

General and Administrative Expenses

	2016	2015	Change	Percent

For the nine months ended September 30,	$8,638,877	$9,915,956	$(1,277,079)	(13)%

Decreased expenses in 2016 were primarily attributed to below facts:

o
A decrease in stock-based compensation expense of $1,583,000, which primarily resulted from: i) forfeiture of the options in connection with the resignation of Wei Cao as the CEO of the Company in February 2016 and as director in May 2016. For further details please refer to Item 1 Note 13-Commitments and Contingencies - Service Agreement with Wei (William) Cao as reported in the Company’s quarterly report on Form 10-Q for the three-month ended March 31, 2016; ii) the issuance of a large amount of options in the first quarter of 2013, most of which vested over 3 years. With the end of vesting periods, the stock-based compensation expense decreased significantly in 2016; and
o
Offset by an increase in legal, audit and other professional fees of $359,000 related to the Company’s Registration Statements on Forms S-3 and S-8 filing in 2016.

Selling and Marketing Expenses

	2016	2015	Change	Percent

For the nine months ended September 30,	$342,377	$500,393	$(158,016)	(32)%

The selling and marketing expenses decreased was mainly attributed to the decrease in stock-based compensation of $131,000. This mainly resulted from the fact that one sales vice president resigned in April 2016 and part of her options were forfeited.

Research and Development Expenses

	2016	2015	Change	Percent

For the nine months ended September 30,	$8,268,953	$4,968,352	$3,300,601	66%

Research and development costs increased by approximately $3,301,000 in the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015. The increase was primarily attributed to the facts below:

o
An increase in payroll expenses of $1,367,000 in line with the increase of our immunotherapy research and development team. Total headcount of our R&D team increased from 46 as of September 30, 2015 to 76 as of September 30, 2016;
o
An increase in depreciation and amortization of $529,000, which was mainly attributed to the technology obtained from 301 Hospital in June 2015 and newly purchased equipment for immunotherapy research and development;
o
An increase in clinical studies expenditure of $525,000;
o
An increase in raw material consumption of $435,000;
o
An increase in rental expense of $153,000;
o
An increase in travelling expense of $104,000; and
o
An increase in stock-based compensation of $87,000.

Impairment of Investments

	2016	2015	Change	Percent

For the nine months ended September 30,	$4,611,714	$123,428	$4,488,286	3636%

The impairment of investments for the nine months ended September 30, 2016 and 2015 is attributed to the recognition of other than temporary impairment on the value of shares in investments. The impairment on investments was primarily attributed to the valuation loss for the stock investment in Arem Pacific Corporation, which share price recently significantly dropped. The stock of ARPC held by us are illiquid restricted shares that are very thinly traded on the OTC Markets, we consider that it indicates the likelihood that the impairment is other-than-temporary.

Operating Loss

	2016	2015	Change	Percent

For the nine months ended September 30,	$(22,127,727)	$(14,958,580)	$(7,169,147)	48%

The increase in the operating loss for the nine months ended September 30, 2016 as compared to the same period in 2015 is primarily due to changes in revenues, research and development expenses and impairment of investments, each of which is described above.

Total Other Income, Net

	2016	2015	Change	Percent

For the nine months ended September 30,	$64,330	$532,338	$(468,008)	(88)%

Other income, net for the nine months ended September 30, 2016 was primarily interest income of $58,000, third party R&D subsidy of $40,000, foreign exchange gain and losses of $21,000 and government subsidy of $28,000, netting of the charity donation of $78,000.

Other income, net for the three months ended September 30, 2015 was primarily decrease in fair value of accrued expenses for the acquisition of intangible assets of $414,000, net foreign exchange gain of $79,000 and interest income of $8,000. On June 26, 2015, the Company completed its acquisition of the certain license rights to technology and know-how from Blackbird and entered into an Assignment and Assumption Agreement to acquire all of Blackbird’s right, title and interest in and to the exclusive worldwide license to a CD40LGVAX vaccine from the University of South Florida. According to the Asset Purchase Agreement, 28,120 shares of Company common stock were issued as part of the consideration of this transaction. In addition, 18,747 shares of Company common stock (equal to $700,000 based on the 20-day volume-weighted average price of Company’s common stock on the closing date of this transaction) were delivered to Blackbird on the 6 month anniversary of the closing date upon satisfaction of certain conditions. The above mentioned shares were revalued according to the fair market value as of the balance sheet date and resulted in the other income of $414,000.

Income Taxes Credit (Provision)

	2016	2015	Change	Percent

For the nine months ended September 30,	$(5,218)	$(29,602)	$24,384	(82)%

While we have optimistic plans for our business strategy, we determined that a valuation allowance was necessary given the current and expected near term losses and the uncertainty with respect to our ability to generate sufficient profits from our business model. Therefore, we established a valuation allowance for deferred tax assets other than the extent of the benefit from other comprehensive income. Income tax expense for nine months ended September 30, 2016 all represents US state tax. Income tax for nine months ended September 30, 2015 represents PRC tax of $24,995 and the US state tax of $4,607.

Net Loss

	2016	2015	Change	Percent

For the nine months ended September 30,	$(22,068,615)	$(14,455,844)	$(7,612,771)	53%

Changes in net loss are primarily attributable to changes in operations of our biomedicine segment which are described above.

Comprehensive Loss

	2016	2015	Change	Percent

For the nine months ended September 30,	$(22,640,110)	$(8,075,737)	$(14,564,373)	180%

 Comprehensive net loss for nine months ended September 30, 2016 includes unrealized net gain on investments of approximately $5,301,000, reclassification adjustments, net of tax, of approximately $5,558,000, in connection with other-than-temporary impairment of investments and a currency translation net loss of approximately $314,000 combined with the changes in net income. The unrealized gain and reclassification adjustments on investments were primarily attributed to the valuation change for the stock investment in ARPC.

Liquidity and Capital Resources

We had working capital of $43,419,321 as of September 30, 2016 compared to $13,675,034 as of December 31, 2015. Our cash position increased to $44,115,886 at September 30, 2016 compared to $14,884,597 at December 31, 2015, as we had cash generated from financing activities due to a private placement financing in February and April 2016 for gross proceeds of approximately $43 million through the sale of 2,270,000 shares of common stock, partially offset by cash used in operating and investment activities.

Net cash provided by or used in operating, investing and financing activities from continuing operations was as follows:

Net cash used in operating activities was approximately $12,072,000 and $8,572,000 for the nine months ended September 30, 2016 and 2015, respectively. The following table reconciles net loss to net cash used in operating activities:

For the nine months ended September 30,	2016	2015	Change
Net loss	$(22,068,615)	$(14,455,844)	$(7,612,771)
Non cash transactions	10,712,136	6,925,325	3,786,811
Changes in operating assets, net	(715,890)	(1,041,692)	325,802
Net cash used in operating activities	$(12,072,369)	$(8,572,211)	$(3,500,158)

The 2016 change in non-cash transaction was primarily due to the increase in impairment of investments of $4,488,000, increase in depreciation and amortization of $497,000, decrease in fair value of accrued expenses for the acquisition of intangible assets of $414,000, net of decrease in share based compensation of $1,729,000 compared with same period in 2015.

Net cash used in investing activities was approximately $1,653,000 and $5,495,000 in the nine months ended September 30, 2016 and 2015, respectively.  These amounts were primarily the result of purchases of fixed assets and intangible assets.

Cash provided by financing activities was approximately $43,123,000 and $19,444,000 in the nine months ended September 30, 2016 and 2015, respectively. These amounts were mainly attributable to the proceeds received from the issuance of common stock.

Liquidity and Capital Requirements Outlook

Excluding any potential sponsorship of a CD40LGVAX Trial in the U.S. and other regions outside of China CD40LGVAX Trial, we anticipate that the Company will require approximately $31 million in cash to operate as planned in the coming 12 months. Of this amount, approximately $22 million will be used to operate our facilities and offices, including but not limited to payroll expenses, rent and other operating costs, and to fund our research and development as we continue to develop our products through the clinical study process. Approximately $9 million will be used as capital expenditure in machinery, equipment and facilities to expand our immune cell therapy business and CAR-T research and development, although we may revise these plans depending on the changing circumstances of our biomedicine business.

We expect to rely on current cash balances that we hold to provide for these capital requirements. We do not intend to use, and will not rely on our holdings in securities to fund our operations.  One of our stocks held, Arem Pacific Corporation, has a declared effective S-1 prospectus which relates to the resale of up to 13,694,711 shares of common stock, inclusive of the 8,000,000 shares held by the Company. However, the shares offered by this prospectus may only be sold by the selling stockholders at $0.05 per share until the shares are quoted on the OTCQB® tier of OTC Markets or an exchange. Another one of our stocks held, Wonder International Education & Investment Group Corporation (“Wonder”), is delinquent in its SEC filings for multiple periods.  We do not know whether we can liquidate our 8,000,000 shares of Arem Pacific stock or the 2,057,131 shares of Wonder stock or any of our other portfolio securities, or if liquidated, whether the realized amount will be meaningful at all. As a result, we have written down above stocks to their fair value.

On April 15, 2016, the Company completed the second and final closing of a financing transaction with Wuhan Dangdai Science & Technology Industries Group Inc., pursuant to which the Company sold to the Investor 2,006,842 shares of the Company’s common stock, par value $0.001 per share, for approximately $38,130,000 in gross proceeds. As previously disclosed in a Current Report on Form 8-K filed on February 10, 2016, the Company conducted the initial closing of the financing on February 4, 2016. The aggregate gross proceeds from both closings in the financing totaled approximately $43,130,000. In the aggregate, 2,270,000 shares of Common Stock were issued in the financing. On March 22, 2016, the Company filed a registration statement on Form S-3 to offer and sell from time to time, in one or more series, any of the securities of the Company, for total gross proceeds up to $150,000,000. On June 17, 2016, the SEC declared the S-3 effective; we have yet to utilize any of the $150,000,000 registered under the S-3. As we continue to incur losses, achieving profitability is dependent upon the successful development of our immune therapy business and commercialization of our technology in research and development phase, which is a number of years in the future. Once that occurs, we will have to achieve a level of revenues adequate to support our cost structure. We may never achieve profitability, and unless and until we do, we will continue to need to raise additional capital. Management intends to fund future operations through additional private or public debt or equity offerings, and may seek additional capital through arrangements with strategic partners or from other sources.

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

Contractual Obligations

A summary of the Company’s contractual obligations was included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015. The Company’s contractual obligations and other commercial commitments did not change materially between December 31, 2015 and September 30, 2016.

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

The following table details the Company’s exposure as of September 30, 2016 to currency risk arising from recognised assets or liabilities denominated in a currency other than the functional currency of the entity to which they relate. For presentation purposes, the amounts of the exposure are shown in USD translated using the spot rate as of September 30, 2016. Differences resulting from the translation of the financial statements of entities into the Company’s presentation currency are excluded.

	Exposure to foreign currencies (Expressed in USD)
	As of September 30, 2016
	RMB	USD
Cash and cash equivalents	924,848	402,864
Other current liabilities	-	(16,666)
Net exposure arising from recognised assets and liabilities	924,848	386,198

The following table indicates the instantaneous change in the Company’s net loss that would arise if foreign exchange rates to which the Company has significant exposure at the end of the reporting period had changed at that date, assuming all other risk variables remained constant.

	As of September 30, 2016
	increase/(decrease) in foreign exchange rates	Effect on net loss (Expressed in USD)

RMB (against USD)	5%	26,933

	-5%	(26,933)

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

Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2016, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On January 19, 2016, the Company filed a motion to dismiss, which was argued on April 20, 2016.  On May 20, 2016, the Court granted the motion to dismiss with leave to amend.  On June 6, 2016, Plaintiffs filed a Second Amended Complaint, and on June 30, 2016, the Company filed a motion to dismiss.  Oral argument on the motion was held on August 17, 2016.  On September 2, 2016, the Court dismissed the Second Amended Complaint with prejudice and entered judgment against Plaintiffs. On September 16, 2016, Plaintiffs filed a Notice of Appeal to the U.S. Court of Appeals for the Ninth Circuit. Plaintiffs must file their opening brief on December 27, 2016, to proceed with the appeal.

The Company believes that the claims do not have merit and intends to vigorously defend against them.   At this stage of the proceedings it is not possible to evaluate the likelihood of an unfavorable outcome or to estimate the range of potential loss.

Other than as disclosed above, during the period covered by this report, we were not involved in any litigation that we believe could have a materially adverse effect on our financial condition or results of operations.

ITEM 1A. RISK FACTORS

During the three months ended September 30, 2016, there were no material changes to the risk factors disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015 except the risks set forth below.

Our relationship with our controlled VIE entity, CBMG Shanghai, through the VIE agreements, is subject to various operational and legal risks.

Historically, the equity interests of our controlled VIE entity were held by Mr. Wei Cao, our former chief executive officer and director, and Mr. Chen Mingzhe. On  February 6, 2016, Mr. Cao resigned as our chief executive officer, and on May 1, 2016, Mr. Cao resigned from our Board and ceased to serve as a director of the Company. Subsequent to Mr. Cao's resignation, Mr. Cao initiated procedures to transfer his equity interests in the VIE entity to Mr. Lu Junfeng and Mr. Chen Mingzhe.

The registrations for the equity transfer from Mr. Wei to Messrs. Chen and Lu and for the new pledge of equity interests of the VIE entity to our wholly-owned subsidiary, Cellular Biomedicine Group Ltd. (Wuxi), are still in the process. As the pledge cannot be registered unless and until the registration of the above equity transfer is completed and such pledge shall become effective only after the completion of its registration in accordance with laws in China, we plan to apply for such pledge immediately after the completion of the registration for the equity transfer. However, during the transitional period before the pledge is registered and effective, there is a risk that Messrs. Chen and Lu may reduce or eliminate their ownership of the equity interests of the VIE entity by transfering their interests to third parties, which would undermine our control over the VIE entity.

Management believes the holders of the VIE’s registered capital, Messrs. Chen Mingzhe and, upon completion of registration of the above-mentioned equity transfer and pledge, Lu Junfeng, have no interest in acting contrary to the VIE agreements.  However, if Messrs. Chen or Lu as shareholders of the VIE entity were to reduce or eliminate their ownership of the registered capital of the VIE entity, their interests may diverge from that of CBMG and they may seek to act in a manner contrary to the VIE agreements (for example by controlling the VIE entity in such a way that is inconsistent with the directives of CBMG management and the board; or causing non-payment by the VIE entity of services fees).  If such circumstances were to occur the WFOE would have to assert control rights through the powers of attorney, pledges and other VIE agreements, which would require legal action through the PRC judicial system.  We believe based on the advice of local counsel that the VIE agreements are valid and in compliance with PRC laws presently in effect. However, there is a risk that the enforcement of these agreements may involve more extensive procedures and costs to enforce, in comparison to direct equity ownership of the VIE entity. Notwithstanding the foregoing, if the applicable PRC laws were to change or are interpreted by authorities in the future in a manner which challenges or renders the VIE agreements ineffective, the WFOE’s ability to control and obtain all benefits (economic or otherwise) of ownership of the VIE entity could be impaired or eliminated.   In the event of such future changes or new interpretations of PRC law, in an effort to substantially preserve our rights we may have to either amend our VIE agreements or enter into alternative arrangements which comply with PRC laws as interpreted and then in effect.

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

Our product candidates may cause undesirable side effects or have other properties that could interrupt our clinical development, prevent or delay regulatory approval, and limit our commercial value or result in significant negative consequences.

Undesirable or unacceptable side effects caused by our product candidates could cause us or regulatory authorities to delay, suspend or stop clinical trials and could result in the delay or denial of regulatory approval by the regulatory authorities. Results of our trials could reveal unacceptable severe adverse effects or unexpected characteristics.

There have been reported patient deaths in Immune Cell therapies as a result of factors comprised of cytokine release syndrome and neurotoxicity. Immune Cell therapy treatment-related adverse side effects could also affect patient recruitment or the ability of enrolled subjects to complete the trial or result in potential liability claims. In addition, these side effects may not be recognized or properly managed by the treating medical staff, as medical personnel do not normally encounter in the general patient population toxicities resulting from personalized immune cell therapy. We plan to conduct training for the medical personnel using immune cell therapy to understand the adverse side effect profile for our clinical trials and upon any commercialization of any immune cell product candidates. Inability of the medical personnel in recognizing or managing immune cell therapy’s potential adverse side effects could result in patient deaths. Any of these occurrences may harm our business, financial condition and prospects significantly.

Our manufacturing facilities are subject to extensive government regulation, and existing or future regulations may adversely affect our current or future operations, increase our costs of operations, or require us to make additional capital expenditures.

Environmental advocacy groups and regulatory agencies in China have been focusing considerable attention on the industries’ potential role in climate change. Stringent government safety, environmental and bio-hazardous materials disposal regulations at the city, provincial, and local level may have substantial impact on our business and our third-party service providers. A number of complex laws, rules, orders, and interpretations govern environmental protection, health, safety, land use, zoning, transportation, and related matters. The adoption of laws and regulations to implement controls of bio-hazardous material disposal and environmental compliance, including the imposition of fees or taxes, could adversely affect the operations with which we do business. Among other things, timeliness in navigating the compliance of these regulations may restrict our operations, our third-party service providers’ operations and adversely affect our financial condition, results of operations, and cash flows by imposing conditions including, but not limited to new permits requirement, limitations or bans on disposal or transportation of certain bio-hazardous materials or certain categories of materials. The Company is in the process of applying for (i) environmental protection compliance for its new facility in Beijing and (ii) update of the environmental protection permits for its Shanghai facility.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended September 30, 2016, 10,500 shares of the Company's restricted common stock were issued to the Company’s employees and consultants. The issuance was made in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act.

All other unregistered sales and issuances of equity securities for the three months ended September 30, 2016 that are required to be disclosed herein were previously disclosed in a Form 8-K filed with the SEC.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits

Exhibit Number	Description
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer and Chief Financial Officer.
32.1	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CELLULAR BIOMEDICINE GROUP, INC.
(Registrant)

Date: November 8, 2016	By:	/s/ Bizuo (Tony) Liu
Bizuo (Tony) Liu
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)