Form 10-K
period 2016-12-31
Cellular Biomedicine Group, Inc.
filed 2017-03-13
CIK 1378624

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

———————
FORM 10-K
———————

☑     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes  ☑ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter – $ 117,728,971 as of June 30, 2016.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: As of February 28, 2017, there were 14,281,380 shares of common stock, par value $.001 per share issued and outstanding.

Documents Incorporated By Reference –None

CELLULAR BIOMEDICINE GROUP, INC.
FORM 10-K ANNUAL REPORT
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2016

Cautionary Note Regarding Forward-looking Statements and Risk Factors

This Annual Report on Form 10-K, or this Annual Report, may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which are subject to the “safe harbor” created by those sections. Our actual results could differ materially from those anticipated in these forward-looking statements. This annual report on Form 10-K of the Company may contain forward-looking statements which reflect the Company's current views with respect to future events and financial performance. The words "believe," "expect," "anticipate," "intends," "estimate," "forecast," "project," and similar expressions identify forward-looking statements. All statements other than statements of historical fact are statements that could be deemed to be forward-looking statements, including plans, strategies and objectives of management for future operations; proposed new products, services, developments or industry rankings; future economic conditions or performance; belief; and assumptions underlying any of the foregoing. Although we believe that we have a reasonable basis for each forward-looking statement contained in this report, we caution you that these statements are based on a combination of facts and factors currently known by us and our projections of the future, about which we cannot be certain. Such "forward-looking statements" are subject to risks and uncertainties set forth from time to time in the Company's SEC reports and include, among others, the Risk Factors set forth under Item 1A below.

The risks included herein are not exhaustive. This annual report on Form 10-K filed with the SEC include additional factors which could impact the Company's business and financial performance. Moreover, the Company operates in a rapidly changing and competitive environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors. Further, it is not possible to assess the impact of all risk factors on the Company's business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Forward-looking statements in this report include, but are not limited to, statements about:

●
the success, cost and timing of our product development activities and clinical trials;
●
our ability and the potential to successfully advance our technology platform to improve the safety and effectiveness of our existing product candidates;
●
the potential for our identified research priorities to advance our cancer and regenerative disease technologies;
●
our ability to obtain drug designation or breakthrough status for our product candidates and any other product candidates, or to obtain and maintain regulatory approval of our product candidates, and any related restrictions, limitations and/or warnings in the label of an approved product candidate;
●
the ability to generate or license additional intellectual property relating to our product candidates;
●
regulatory developments in China, United States and other foreign countries;
●
the potential of the technologies we have acquired, such as the acquisitions of the technologies from AG, Blackbird, and the PLAGH (as defined below);
●
fluctuations in the exchange rate between the U.S. dollars and the Chinese Yuan;
●
our plans regarding our move to the new Zhangjiang building in Shanghai;
●
our plans to continue to develop our manufacturing facilities.

Readers are cautioned not to place undue reliance on such forward-looking statements as they speak only of the Company's views as of the date the statement was made. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

ITEM 1. BUSINESS.

As used in this annual report, "we", "us", "our", "CBMG", "Company" or "our company" refers to Cellular Biomedicine Group, Inc. and, unless the context otherwise requires, all of its subsidiaries or deemed controlled companies.

Overview

Cellular Biomedicine Group, Inc. is a biopharmaceutical company, principally engaged in the development of new treatments for cancerous and degenerative diseases utilizing proprietary cell-based technologies.  Our technology includes two major cell platforms: (i) Immune Cell therapy for treatment of a broad range of cancers using : Chimeric Antigen Receptor T cell (CAR-T), cancer vaccine, and T Central Memory Cell (Tcm) technology, and (ii) human adipose-derived mesenchymal progenitor cells (haMPC) for treatment of joint and autoimmune diseases, with primary research and manufacturing facilities in China.

We are focused on developing and marketing safe and effective cell-based therapies based on our cellular platforms, to treat serious diseases such as cancer, orthopedic diseases, various inflammatory diseases and metabolic diseases. We have developed proprietary practical knowledge in the use of cell-based therapeutics that we believe could be used to help a great number of people suffering from cancer and other serious chronic diseases. We are conducting clinical studies in China for stem cell based therapies to treat knee osteoarthritis (“KOA”). We have completed Phase IIb autologous haMPC KOA clinical study and published its promising results. Led by Shanghai Renji Hospital, one of the largest teaching hospitals in China, we launched Phase I clinical trial of an off-the-shelf allogeneic haMPC (AlloJoin™) therapy for KOA. We have completed patient recruitment and treatment for Phase I clinical studies of KOA on August 5, 2016. We also initiated multiple dose preclinical studies in a Chronic Obstructive Pulmonary Disease ("COPD") animal model, and plan to initiate manufacturing of (AlloJoin™) product for KOA preclinical and clinical studies in the United States in 2017.

Our primary target market is Greater China. We believe that the results of our research, acquired knowhow and clinical study results will help to cure or alleviate illness and suffering of the patient. We expect to carry out clinical studies leading to eventual CFDA approval through IND filings and authorized treatment centers throughout Greater China.

With our acquisition of the University of South Florida’s license on the next generation GVAX vaccine (CD40LGVAX) and its related standard operational procedures (SOPs), we have expanded our immuno-oncology portfolio significantly. We plan to use the knowledge we obtained from the previous phase l clinical study conducted in the U.S. by Moffitt Cancer Center to support an investigator sponsored trial to evaluate the potential synergistic effect of the combination of CD40LGVAX with an anti-PD1 checkpoint inhibitor, to treat a selected segment of late stage non-small cell lung cancer (NSCLC) adenocarcinoma patients. We may also seek approval to conduct clinical trials with leading non-U.S. medical centers or seek partnership for CD40LGVAX sub-license opportunities.

With our recent build-up of multiple cancer therapeutic technologies, we have prioritized our clinical efforts on launching multiple trials for CAR-Ts in several indications and are not actively pursuing the fragmented technical services opportunities. We are striving to build a highly competitive research and development function, a translational medicine team, along with a well established cellular manufacturing capability for clinical grade materials, to support the development of multiple assets in several cancer indications. These efforts will allow us to boost the Company's Immuno-Oncology presence, and pave the way for future partnerships.

Corporate History

Cellular Biomedicine Group, Inc. was incorporated in the State of Delaware and its corporate headquarters located at 19925 Stevens Creek Blvd., Suite 100 in Cupertino, California. The Company is focusing its resources on becoming a biotechnology company bringing therapies to improve the health of patients in China.

Cellular Biomedicine Group, Inc., a Delaware corporation (formerly known as EastBridge Investment Group Corporation), was originally incorporated in the State of Arizona on June 25, 2001. The Company's principal activity through June 30, 2005 was to manufacture mobile entertainment products.

In 2005, the Company decided to exit the mobile entertainment market and dedicate its activities to providing investment related services in Asia, with a strong focus on high GDP growth countries, such as China. The Company concentrated its efforts in the Far East (Hong Kong, mainland China, Australia) and in the United States and sought to provide consulting services necessary for small to medium-size companies to obtain capital to grow their business, either to become public companies in the United States or to find joint venture partners or raise capital to expand their businesses

On February 6, 2013, we completed a merger to acquire Cellular Biomedicine Group Ltd.

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

Recent Developments

In January 2015, we initiated patient recruitment to support a phase II clinical study, in China, of ReJoin®  human adipose derived mesenchymal progenitor cell (“haMPC”) therapy for Cartilage Damage (“CD”) resulting from osteoarthritis (“OA”) or sports injury. The study is based on the same science that has shown significant progress in the treatment of Knee Osteoarthritis (“KOA”). Both arthroscopy and the use of magnetic resonance imaging (“MRI”) will be deployed to further demonstrate the regenerative efficacy of ReJoin®  on CD.

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

We announced interim Phase IIb trial results for our ReJoin®  haMPC therapy for KOA on March 25, 2015, which confirmed that the primary and secondary endpoints of ReJoin™ therapy groups have all improved significantly compared to their baseline. We released positive 48-week follow-up data in January 2016.

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

From April 2015, the Company commenced cooperation with agents/hospitals through which it started to provide immune-cell therapy technology consulting services to hospitals located in Beijing, Shandong, Anhui and Shanghai. The Company subsequently decided not to focus on the cell therapy technology service section and accordingly ceased its cooperation with Jihua Hospital and several agents. For the year ended December 31, 2016, revenue of $0.6 million was derived from this service.

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

On November 9, 2015, the Company announced the opening of its new state-of-the-art facility in the PKUCare Industrial Park, Changping District, Beijing, China. Eight hundred square meters of the 1,400 square meter site has been equipped with four independent production lines to support clinical batch production and commercial scale manufacturing. Designed and built to GMP standards, the facility has been certified by the Beijing Institute for Drug Control, accredited bodies of the China National Accreditation Service (CNAS) and China Metrology Accreditation (CMA). With this expansion into Beijing, the Company now operates three GMP facilities in China that currently houses twelve independent production lines with the capacity to host more than 200,000 individual cell sources. With our integrated Plasmid, Viral Vectors, and CAR-T cells Chemistry, Manufacturing, and Controls process as well as planned capacity expansion, we are highly distinguishable with other companies in the cellular medicine space.

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

On August 5, 2016 we completed patient treatment for the Allogenic KOA Phase I Trial. And on December 9, 2016 we announced interim 3-month safety data from the Allogenic KOA Phase I Trial in China. The interim analysis of the trial has preliminarily demonstrated a safety and tolerability profile of AlloJoinTM in the three doses tested, and no serious adverse events (SAE) have been observed. The trial is on schedule to be completed by the third quarter of 2017.

On November 29, 2016 we announced the approval and commencement of patient enrollment in China for our CARD-1 (“CAR-T Against DLBCL”) Phase I clinical trial utilizing its optimized proprietary C-CAR011 construct of CD19 chimeric antigen receptor T-cell (CAR-T) therapy for the treatment of patients with refractory Diffuse Large B-cell Lymphoma (DLBCL). The CARD-1 trial has begun enrollment with final data expected to be available in the second half of 2017.

On December 9, 2016 we announced interim 3-month safety data from our Phase I clinical trial in China for AlloJoinTM off-the-shelf allogeneic stem cell therapy for KOA. The preliminary data was presented on December 8th at the World Stem Cell Summit in West Palm Beach, Florida. The interim analysis of the trial has preliminarily demonstrated a safety and tolerability profile of AlloJoinTM in the three doses tested, and adverse events (AE) are similar to that of our prior autologous trials. No serious adverse events (SAE) have been observed. The trial is on schedule to be completed by the third quarter of 2017.

In the next 12 months, we aim to accomplish the following, though there can be no assurances that we will be able to accomplish any of these goals:

●
Confirm the safety and tolerability profile in an investigator sponsored phase I trial of  C-CAR011 in refractory (r/r) CD19+ B-cell Acute Lymphoblastic Leukemia (ALL), and to prepare for a follow up multi-center phase IIb trial;
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

For the years ended December 31, 2016, 2015 and 2014, we generated $0.6 million, $2.5 million and $0.6 million in revenue, respectively. The revenue since July 2014 is all from our technology consulting service. Before July 2014, our revenue was mainly from sales of A-Stromal™ enzyme reagent kits. We expect our biopharmaceutical business to generate revenues primarily from immune therapy and the development of therapies for the treatment of KOA in the next three to four years.

Our operating expenses for year ended December 31, 2016 were in line with management’s plans and expectations. We incurred an increase in total operating expenses of approximately $6 million for the year ended December 31, 2016, as compared to the year ended December 31, 2015, which is primarily attributable to an increase in professional service costs and increased input into expenditures for R&D projects.

Corporate Structure

Our current corporate structure is illustrated in the following diagram:

Following the completion of our merger on February 6, 2013, we had the following subsidiaries (including a controlled VIE entity):

Cellular Biomedicine Group HK Limited, a Hong Kong company limited by shares, is a holding company and wholly owned subsidiary of the Company.

Cellular Biomedicine Group Ltd. (Wuxi), license number 320200400034410 (the “WFOE”) is a wholly foreign-owned entity that is 100% owned by Cellular Biomedicine Group HK Limited.  This entity’s legal name in China translates to “Xi Biman Biological Technology (Wuxi) Co. Ltd.”  WFOE controls and holds ownership rights in the business, assets and operations of Cellular Biomedicine Group Ltd. (Shanghai) (“CBMG Shanghai”) through variable interest entity (VIE) agreements.  We conduct certain biopharmaceutical business activities through WFOE, including lab kit production and research.

Cellular Biomedicine Group Ltd. (Shanghai) license number 310104000501869 (“CBMG Shanghai”), is a PRC domestic corporation, which we control and hold ownership rights in, through WFOE and the above-mentioned VIE agreements.  This entity’s legal name in China translates to “Xi Biman Biotech (Shanghai) Co., Ltd.”  We conduct certain biopharmaceutical business activities through our controlled VIE entity, CBMG Shanghai, including clinical trials and certain other activities requiring a domestic license in the PRC.  Mr. Chen Mingzhe and Mr. Lu Junfeng together are the record holders of all of the outstanding registered capital of CBMG Shanghai.  Mr. Chen and Mr. Lu are also directors of CBMG Shanghai constituting the entire management of the same.   Mr. Chen and Mr. Lu receive no compensation for their roles as managers of CBMG Shanghai.

Beijing Agreen Biotechnology Co., Ltd. is a PRC domestic corporation and wholly owned subsidiary of CBMG Shanghai.

Wuxi Cellular Biopharmaceutical Group Ltd. was established on January 17, 2017 and it is a PRC domestic corporation and wholly owned subsidiary of CBMG Shanghai.

Shanghai Cellular Biopharmaceutical Group Ltd. was established on January 18, 2017 and it is a PRC domestic corporation and wholly owned subsidiary of CBMG Shanghai.

Eastbridge Investment Corporation (“Eastbridge Sub”), a Delaware corporation, is a wholly owned subsidiary of the Company.

Cellular Biomedicine Group VAX, Inc. (“CBMG VAX”), a California corporation, is a wholly owned subsidiary of the Company.

Variable Interest Entity (VIE) Agreements

Through our wholly foreign-owned entity and 100% subsidiary, Cellular Biomedicine Group Ltd. (Wuxi), we control and have ownership rights by means of a series of VIE agreements with CBMG Shanghai. The shareholders of record for CBMG Shanghai were Cao Wei and Chen Mingzhe, who together owned 100% of the equity interests in CBMG Shanghai before October 26, 2016. On October 26, 2016, Cao Wei, Chen Mingzhe and Lu Junfeng entered into an equity transfer agreement and a supplementary agreement (“Equity Transfer Agreement”), pursuant to which Cao Wei transferred his equity interests in CBMG Shanghai to Chen Mingzhe and Lu Junfeng. As a result of the transfer, each of Mr. Chen and Mr. Lu now owns a 50% equity interest in CBMG Shanghai.  On the same day, WFOE, CBMG Shanghai, Cao Wei and Chen Mingzhe entered into a termination agreement, pursuant to which, the series of VIE agreements executed among the WFOE, CBMG Shanghai, Chen Mingzhe and Cao Wei were terminated and a new set of VIE agreements were executed. The following is a description of each of these VIE agreements:

Exclusive Business Cooperation Agreement.   Through the WFOE, we are a party to an exclusive business cooperation agreement dated October 26, 2016 with CBMG Shanghai, which provides that (i) the WFOE shall exclusively provide CBMG Shanghai with complete technical support, business support and related consulting services; (ii) without prior written consent of the WFOE, CBMG Shanghai may not accept the same or similar consultancy and/or services from any third party, nor establish any similar cooperation relationship with any third party regarding same matters during the term of the agreement; (iii) CBMG Shanghai shall pay the WFOE service fees as calculated based on the time of service rendered by the WFOE multiplying the corresponding rate, plus an adjusted amount decided by the board of the WFOE; and (iv) CBMG Shanghai grants to the WFOE an irrevocable and exclusive option to purchase, at its sole discretion, any or all of CBMG Shanghai’s assets at the lowest purchase price permissible under PRC laws.  The term of the agreement is 10 years, provided however the agreement may extended at the option of the WFOE. Since this agreement permits the WFOE to determine the service fee at its sole discretion, the agreement in effect provides the WFOE with rights to all earnings of the VIE.

Loan Agreement.  Through the WFOE, we are a party to a loan agreement with CBMG Shanghai, Lu Junfeng and Chen Mingzhe dated October 26, 2016, in accordance with which the WFOE agreed to provide an interest-free loan to CBMG Shanghai.  The term of the loan is 10 years, which may be extended upon written consent of the parties.  The method of repayment of CBMG Shanghai shall be at the sole discretion of the WFOE, including but not limited to an acquisition of CBMG Shanghai in satisfaction of its loan obligations.

Exclusive Option Agreement with Lu Junfeng.  Through the WFOE, we are a party to an option agreement with CBMG Shanghai and Lu Junfeng dated October 26, 2016, in accordance with which: (i) Lu Junfeng irrevocably granted the WFOE an irrevocable and exclusive right to purchase, or designate another person to purchase the entire equity interest in CBMG Shanghai as then held by him, at an aggregate purchase price to be determined; and (ii) any proceeds obtained by Lu Junfeng through the above equity transfer in CBMG Shanghai shall be used for the payment of the loan provided by the WFOE under the aforementioned Loan Agreement.

Exclusive Option Agreement with Chen Mingzhe.  Through the WFOE, we are a party to an exclusive option agreement with CBMG Shanghai and Chen Mingzhe dated October 26, 2016, under which: (i) Chen Mingzhe irrevocably granted the WFOE an irrevocable and exclusive right to purchase, or designate another person to purchase the entire equity interest in CBMG Shanghai for an aggregate purchase price to be determined; and (ii) any proceeds obtained by Chen Mingzhe through the above equity transfer in CBMG Shanghai shall be used for the payment of the loan provided by the WFOE under the aforementioned Loan Agreement.

Power of Attorney from Lu Junfeng.  Through the WFOE we are the recipient of a power of attorney executed by Lu Junfeng on October 26, 2016, in accordance with which Lu Junfeng authorized the WFOE to act on his behalf as his exclusive agent with respect to all matters concerning his equity interest in CBMG Shanghai, including without limitation to attending the shareholder meetings of CBMG Shanghai, exercising voting rights and designating and appointing senior executives of CBMG Shanghai.

Power of Attorney from Chen Mingzhe.  Through the WFOE we are the recipient of a power of attorney executed by Chen Mingzhe on October 26, 2016, in accordance with which Chen Mingzhe authorized the WFOE to act on his behalf as his exclusive agent with respect to all matters concerning his equity interest in CBMG Shanghai, including without limitation to attending the shareholders meetings of CBMG Shanghai, exercising voting rights and designating and appointing senior executives of CBMG Shanghai.

Equity Interest Pledge Agreement with Lu Junfeng.  Through the WFOE, we are a party to an equity interest pledge agreement with CBMG Shanghai and Lu Junfeng dated October 26, 2016, in accordance with which: (i) Lu Junfeng pledged to the WFOE the entire equity interest he holds in CBMG Shanghai as security for payment of the consulting and service fees by CBMG Shanghai under the Exclusive Business Cooperation Agreement; (ii) Lu Junfeng and CBMG Shanghai submitted all necessary documents to ensure the registration of the Pledge of the Equity Interest with the State Administration for Industry and Commerce (“SAIC”), and the pledge became effective on November 22, 2016; (iii) on the occurrence of any event of default, unless it has been successfully resolved within 20 days after the delivery of a rectification notice by the WFOE, the WFOE may exercise its pledge rights at any time by a written notice to Lu Junfeng.

Equity Interest Pledge Agreement with Chen Mingzhe.   Through the WFOE we are a party to an equity interest pledge agreement with CBMG Shanghai and Chen Mingzhe dated October 26, 2016, in accordance with which: (i) Chen Mingzhe pledged to the WFOE the entire equity interest he holds in CBMG Shanghai as security for payment of the consulting and service fees by CBMG Shanghai under the Exclusive Business Cooperation Agreement; (ii) Chen Mingzhe and CBMG Shanghai submitted all necessary documents to ensure the registration of the Pledge of the Equity Interest with SAIC, and the pledge became effective on November 22, 2016; (iii) on the occurrence of any event of default, unless it has been successfully resolved within 20 days after the delivery of a rectification notice by the WFOE, the WFOE may exercise its pledge rights at any time by a written notice to Chen Mingzhe.

Our relationship with our controlled VIE entity, CBMG Shanghai, through the VIE agreements, is subject to various operational and legal risks.  Management believes the Mr. Chen and Mr. Lu as record holders of the VIE’s registered capital have no interest in acting contrary to the VIE agreements.  However, if Mr. Chen and Lu as shareholders of the VIE entity were to reduce or eliminate their ownership of the registered capital of the VIE entity, their interests may diverge from that of CBMG and they may seek to act in a manner contrary to the VIE agreements (for example by controlling the VIE entity in such a way that is inconsistent with the directives of CBMG management and the board; or causing non-payment by the VIE entity of services fees).  If such circumstances were to occur the WFOE would have to assert control rights through the powers of attorney and other VIE agreements, which would require legal action through the PRC judicial system.  While we believe the VIE agreements are legally enforceable in the PRC, there is a risk that enforcement of these agreements may involve more extensive procedures and costs to enforce, in comparison to direct equity ownership of the VIE entity.  We believe based on the advice of local counsel that the VIE agreements are valid and in compliance with PRC laws presently in effect.  Notwithstanding the foregoing, if the applicable PRC laws were to change or are interpreted by authorities in the future in a manner which challenges or renders the VIE agreements ineffective, the WFOE’s ability to control and obtain all benefits (economic or otherwise) of ownership of the VIE entity could be impaired or eliminated.   In the event of such future changes or new interpretations of PRC law, in an effort to substantially preserve our rights we may have to either amend our VIE agreements or enter into alternative arrangements which comply with PRC laws as interpreted and then in effect.

For further discussion of risks associated with the above, please see the section below titled “Risks Related to Our Structure.”

BIOPHARMACEUTICAL BUSINESS

Our biopharmaceutical business was founded in 2009 as a newly formed specialty biomedicine company by a team of seasoned Chinese-American executives, scientists and doctors. In 2010, we established a facility designed and built to GMP standards in Wuxi, and in 2012 we established a U.S. Food and Drug Administration (“FDA”) GMP standard protocol-compliant manufacturing facility in Shanghai. In October 2015, we opened a facility designed and built to GMP standards in Beijing. Our focus has been to serve the rapidly growing health care market in China by marketing and commercializing stem cell and immune cell therapeutics, related tools and products from our patent-protected homegrown and acquired cell technology, as well as by utilizing exclusively in-licensed and other acquired intellectual properties.

Our current treatment focal points are cancer and other degenerative diseases such as KOA.

Cancer. In the cancer field, with the recent build-up of multiple cancer therapeutic technologies, we have prioritized our clinical efforts on CAR-T, technologies, Vaccine, Tcm and TCR clonality technologies, and are not actively pursuing the fragmented Tcm technical services opportunities. We are integrating CBMG's state-of-the art infrastructure and clinical platform with the technologies platform to boost the Company's immuno-oncology presence and pave the way for future partnerships. We plan to initiate certain cancer clinical trials in China upon receiving acceptance of the clinical trial designs with the principal investigator and obtaining the requisite regulatory approval. On November 29, 2016,we announced the approval and commencement of patient enrollment in China for its CARD-1 (“CAR-T Against DLBCL”) Phase I clinical trial utilizing its optimized proprietary C-CAR011 construct of CD19 chimeric antigen receptor T-cell (CAR-T) therapy for the treatment of patients with refractory Diffuse Large B-cell Lymphoma (DLBCL). The CARD-1 trial has begun enrollment with final data expected to be available in the second half of 2017. On January 9, 2017 we announced the approval and commencement of patient enrollment in China for its CALL-1 (“CAR-T against Acute Lymphoblastic Leukemia”) Phase I clinical trial utilizing its optimized proprietary C-CAR011 construct of CD19 chimeric antigen receptor T-cell (“CAR-T”) therapy for the treatment of patients with relapsed or refractory (r/r) CD19+ B-cell Acute Lymphoblastic Leukemia (“ALL”). The CALL-1 trial has begun enrollment with final data expected to be available at the end of 2017. Depending on the Phase I CARD-1 and CALL-1 results, we expect to initiate larger Phase II clinical trials as soon as practicable.

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

In January 2016, we launched the Allogeneic KOA Phase I Trial in China to evaluate the safety and efficacy of AlloJoin™, an off-the shelf allogeneic adipose derived progenitor cell (haMPC) therapy for the treatment of KOA. On August 5, 2016 we completed patient treatment for the Allogeneic KOA Phase I trial, and on December 9, 2016 we announced interim 3-month safety data from the Allogenic KOA Phase I Trial in China. The interim analysis of the trial has preliminarily demonstrated a safety and tolerability profile of AlloJoin™ in the three doses tested, and no serious adverse events (SAE) have been observed. The trial is on schedule to be completed by the third quarter of 2017.

In January 2015, we initiated patient recruitment in a phase II clinical study, in China, of ReJoin (human adipose derived mesenchymal progenitor cell or “haMPC”) in Cartilage Damaged (“CD”) patients resulting from osteoarthritis (“OA”) or sports injury, in further support of KOA indication. The study is based on the same technology that has shown significant efficacy in the treatment of Knee Osteoarthritis (“KOA”), but requires two arthroscopic examinations and the use of magnetic resonance imaging (“MRI”) to further demonstrate the regenerative efficacy of ReJoin. Upon further review of the protocol and the difficulty of getting patients back for a second arthroscopic examination , we determined to terminate the study.

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

On July 2016, Juno Therapeutics, Inc. reported the death of patients enrolled in the U.S. Phase II clinical trial of JCAR015 for the treatment of relapsed or refractory B cell acute lymphoblastic leukemia (B-ALL). The US FDA put the trial on hold and lifted the hold within a week after Juno provided satisfactory explanation and solution. Juno believes that the patient deaths were caused by the use of Fludarabine preconditioning and they will use only cyclophosphamide pre-conditioning in the future enrollment. The trial was halted in November of 2016 after two more deaths occurred after the trial resumed. The Company believes that its product and study are distinguishable from Juno Therapeutics and plans to continue to monitor any toxicities associated with the study.

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

According to the Foundation for the National Institutes of Health, there are 27 million Americans with Osteoarthritis (OA), and symptomatic Knee Osteoarthritis (KOA) occurs in 13% of persons aged 60 and older. The International Journal of Rheumatic Diseases, 2011 reports that approximately 57 million people in China suffer from KOA. Currently no treatment exists that can effectively preserve knee joint cartilage or slow the progression of KOA. Current common drug-based methods of management, including anti-inflammatory medications (NSAIDs), only relieve symptoms and carry the risk of side effects. Patients with KOA suffer from compromised mobility, leading to sedentary lifestyles; doubling the risk of cardiovascular diseases, diabetes, and obesity; and increasing the risk of all causes of mortality, colon cancer, high blood pressure, osteoporosis, lipid disorders, depression and anxiety. According to the Epidemiology of Rheumatic Disease (Silman AJ, Hochberg MC. Oxford Univ. Press, 1993:257), 53% of patients with KOA will eventually become disabled.

The current data on CAR T-cell therapies, presented from various institutions including MSKCC, University of Pennsylvania, National Cancer Institute, and Fred Hutchinson Cancer Center, Novartis and Kite Pharma, Inc have been very positive.   Novartis CAR-T technology has made breakthroughs in treating B cell lymphoma using genetically modified T cell technology. Both Kite and Novartis are on track to submit their respective CAR-T registration trial data to the US FDA for BLA in the near future.

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

Our Strategy

The majority of our biopharmaceutical business is in the development stage. We intend to concentrate our business on cell therapies and in the near-term, carrying our KOA stem cell therapy and cancer immune cell therapies to commercialization.

We are developing our business in cell therapeutics and capitalizing on the increasing importance and promise that adult stem cells have in regenerative medicine. Our most advanced candidate involves adipose-derived mesenchymal stem cells to treat KOA. Based on current estimates, we expect our biopharmaceutical business to generate revenues primarily through the development of therapies for the treatment of KOA within the next three to four years.

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

CBMG initially plans to use its centralized manufacturing facility located in Shanghai to service multiple hospitals within 200 km of the facility.  We aim to complete clinical trials for our KOA therapy candidate as soon as practicable. Our goal is to first obtain regulatory permission for commercial use of the therapies for the respective hospitals in which the trials are being conducted. CBMG plans to scale up its customer base by qualifying multiple additional hospitals for the post-trial use of therapies, once approved, by following regulatory guidelines.  Based on current regulation and estimates we expect our biopharmaceutical business to generate revenues primarily from the development of therapies for the treatment of KOA within the next four to six years.

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

In total, our cGMP facilities have over 47,300 sq. ft. of space with the capacity for 19 independent cell production lines. We are expanding our GMP facilities to approximately 70,000 sq. ft. of space and aim to be able to treat approximately 10,000 cancer patients and 10,000 patients per year by the end of 2017.

Most importantly, our most experienced team members have more than 20 years of relevant experience in China, European Union, and the United States. All of these factors make CBMG a high quality cell products manufacturer in China.

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

In the second quarter of 2014, we completed patient enrollment for the Phase IIb clinical trial of ReJoin® for KOA. The multi-center study has enrolled 53 patients to participate in a randomized, single blind trial. We published 48 weeks follow-up data of Phase I/IIa on December 5, 2014.  The 48 weeks data indicated that patients have reported a decrease in pain and a significant improvement in mobility and flexibility, while the clinical data shows our ReJoin® regenerative medicine treatment to be safe. We announced positive Phase IIb 48-week follow-up data in January 2016, with statistical significant evidence that ReJoin® enhanced cartilage regeneration, which concluded the planned phase IIb trial.

In January 2016, we launched the Allogeneic KOA Phase I Trial in China to evaluate the safety and efficacy of AlloJoin™, an off-the shelf allogeneic adipose derived progenitor cell (haMPC) therapy for the treatment of KOA. On August 5, 2016 we completed patient treatment for the Allogeneic KOA Phase I trial. On August 5, 2016 we completed patient treatment for the Allogenic KOA Phase I Trial, and on December 9, 2016, we announced interim 3-month safety data from the Allogenic KOA Phase I Trial in China. The interim analysis of the trial has preliminarily demonstrated a safety and tolerability profile of AlloJoin™ in the three doses tested, and no serious adverse events (SAE) have been observed. The trial is on schedule to be completed by the third quarter of 2017.

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

Solid tumors pose more challenges than hematological cancers.  The patients are more heterogeneous, making it difficult to have one drug to work effectively in the majority of the patients in any cancer indication.  The duration of response is most likely shorter and patients are likely to relapse even after initial positive clinical response.  We believe that CAR-T therapy can successfully treat hematopoietic cancers because the therapy can deplete all B cells or T cells including normal and cancer cells in leukemia and lymphoma. When the stem cells are not targeted these stem cells can regenerate normal B and T cells. In contrast, effective tumor specific antigens found to be less to target in solid tumors.  When the drugs kill tumor cells, they also kill the normal cells to a certain degree, leading to different degrees of toxicity.  We will continue to make an effort to develop CAR-T or other cell based therapies to target solid tumors.

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

Our strategy is, through the acquisition of AG and the technologies and pre-clinical and clinical data of University of the South Florida and PLAGH, to become an immune cell business leader in the China cancer therapy market and specialty pharmaceutical market by utilizing CBMG’s attractiveness as a NASDAQ listed company to consolidate key China immune cell technology leaders with fortified intellectual property and ramp up revenue with first mover’s advantage in a safe and efficient manner.  The Company plans to accelerate cancer trials by using the knowledge and experience gained from the Company’s ongoing KOA trials and the recent, CAR-T and Tcm technologies.   Immune cell therapies have not been codified by any of the Chinese regulatory agencies. On December 16, 2016, the CFDA issued solicited feedback on its draft "Technical Guidelines for Research and Evaluation of Cellular Products”, signaling near term clarification and codification/of the cell therapy regulation. We believe this will create substantial barrier-to-entry for newcomers in China. However, it remains unclear if any of our clinical trials will qualify for U.S.FDA-liked Fast Track designation as maintenance therapy in subjects with advanced cancer who have limited options following surgery and front-line platinum/taxane chemotherapy to improve their progression-free survival. By applying U.S. SOP and protocols and following authorized treatment plans in China, we believe we are differentiated from our competition as we believe we have first mover’s advantage and a fortified barrier to entry.  In addition, encouraged by the recent CIRM grant of $2.29 million for our preclinical trial to replicate and validate the manufacturing process and control system at the cGMP facility located at Children’s Hospital Los Angeles to support the filing of an IND with the FDA, we have begun to review the feasibility of performing synergistic U.S. KOA clinical trial.

Intellectual Property

We have built our intellectual property portfolio with a view towards protecting our freedom of operation in China within our specialties in the cellular biopharmaceutical field. Our portfolio contains patents, trade secrets, and know-how.

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

For our CAR-T and Tcm cancer immune cell therapy:

●
Our recent amalgamation of technologies from AG and PLAGH in the cancer cell therapy is comprehensive and well-rounded.  It comprises of T cell clonality, Chimeric Antigen Receptor T cell (CAR-T) therapy, its recombinant expression vector CD19, CD20, CD30 and Human Epidermal Growth Factor Receptor's (EGFR or HER1) Immuno-Oncology patents applications, several preliminary clinical studies of various CAR-T constructs targeting CD19-positive acute lymphoblastic leukemia, CD20-positive lymphoma, CD30-positive Hodgkin's lymphoma and EGFR-HER1-positive advanced lung cancer, and Phase I/II clinical data of the aforementioned therapies and manufacturing knowledge.

In addition, our intellectual property portfolio covers various aspects of other therapeutic categories including umbilical cord-derived huMPC therapy, bone marrow-derived hbMPC therapy.

Moreover, our clinical trial protocols are proprietary, and we rely upon trade secret laws for protection of these protocols.

We intend to continue to vigorously pursue patent protection of the technologies we develop, both in China and under the Patent Cooperation Treaty (“PCT”). Additionally, we require all of our employees to sign proprietary information and invention agreements, and compartmentalize our trade secrets in order to protect our confidential information.

Patents

The following is a brief list of our patents as of December 31, 2016, patent applications and work in process:

	China Patents	U.S. Patents	EU Patents	Other International Patents	PCT

Work in Process	6	-	-	-	-
Patents Filed, Pending	21	1	1	2	5
Granted	23	2	1	-	-
Total	50	3	2	2	5

Generally, our patents cover technology, methods, design and composition of and relating to medical device kits used in collecting cell specimens, cryopreservation of cells, purification, use of stem cells in a range of potential therapies, adipose tissue extraction, cell preservation and transportation, preparation of chimeric antigen receptor, gene detection and quality control.

Manufacturing

We manufacture cells for our own research, testing and clinical trials. We are planning to scale up and expand our manufacturing capacity to treat 10,000 CAR-T and 10,000 KOA patients per year at the end of 2017. Our facilities are operated by a manufacturing and technology team with more than 30 years of relevant experience in China, EU, and the U.S.

In any precision setting, it is vital that all controlled environment equipment meet certain design standards. We operate our manufacturing facilities under good manufacturing practice ("GMP") conditions in the ISO accredited laboratories standard. We employ an institutionalized and proprietary process and quality management system to optimize reproducibility and to hone our efficiency. Three of our facilities designed and built to GMP in Beijing, Shanghai and Wuxi, China meet international standards. Specifically, our Shanghai cleanroom facility underwent rigorous cleanroom certification since 2013. Our facility in Shanghai was issued a Certificate of Compliance by ENV Services, Inc., an ISO Inspection Service Provider, that (i) its rooms 17, 10 are certified to ISO Class 7 per ISO14644 in accordance with cGMP. (ii) its biological safety cabinets are certified per NSF/ANSI 49 and to ISO Class 5. and (iii) its instrumentation calibration has been certified to perform in accordance with ANS/NCSL Z5401 and document in accordance with 10CFR21. The cleanrooms in Beijing are certified to meet the standard of CNAS L1669 and our Wuxi facility has been certified to meet the CNAS L0221 standard. With our integrated Plasmid, Viral Vectors, and CAR-T cells Chemistry, Manufacturing, and Controls process as well as planned capacity expansion, we believe that are highly distinguishable with other companies in the cellular medicine space.

In January 2017, we leased a 10,501.6 square meter building located in the “Pharma Valley” of Shanghai, the People’s Republic of China. We plan to establish 4,000 square meters GMP facilities there with 25 clean-rooms and equipped with 12 independent production lines to support clinical batch production and commercial scale manufacturing. With above expansion, the Company could support around 10,000 patients with CAR-T therapy and 10,000 KOA patients with the stem cell therapy per annum.

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

Planned Capital Expenditures

We are expanding our Wuxi facility and are planning to move to a new Shanghai facility. We plan to continue to implement closed systems and may equip additional facilities according to future demands. By the end of 2017, the Company anticipates that the new Zhangjiang facility in Shanghai, an expanded Wuxi facility, and Beijing GMP facilities combined will have 70,000 square feet, and the Company expects that it will be capable of supporting simultaneous clinical trials for five different CAR-T and stem cell products, or the ability to treat approximately 10,000 cancer patients and 10,000 stem cell patients per year.

Competition

Many companies operate in the cellular biopharmaceutical field.  In 2010, the FDA approved the first cell therapy for Dendreon Corporation to apply an autologous cellular immunotherapy for the treatment of a certain type of prostate cancer.  In May 2012 the Canadian authorities approved the first stem cell drug and granted Osiris Therapeutics’ manufactured stem cell product for use in the pediatric graft-versus-host disease.  To date there are over thirty publicly listed and several private cellular biopharmaceutical focused companies outside of China with varying phases of clinical trials addressing a variety of diseases.  We compete with these companies in bringing cellular therapies to the market.  However, our focus is to develop a core business in the China market.  This difference in focus places us in a different competitive environment from other western companies with respect to fund raising, clinical trials, collaborative partnerships, and the markets in which we compete.

The PRC central government has a focused strategy to enable China to compete effectively in certain designated areas of biotechnology and the health sciences.  Because of the aging population in China, China’s Ministry of Science and Technology (“MOST”) has targeted stem cell development as high priority field, and development in this field has been intense in the agencies under MOST.  For example, the 973 Program has funded a number of stem cell research projects such as differentiation of human embryonic germ cells and the plasticity of adult stem cells.   China has had a highly fragmented cellular medicine landscape.  Shenzhen Beike Biotechnology Co. Ltd. (“Beike”) and Union Stem Cell & Gene Engineering Co., Ltd. (“Union Stem Cell”) are two large stem cell companies in China.  To the best of our knowledge, none of the Chinese companies are utilizing our proposed international manufacturing protocol and our unique technologies in conducting what we believe will be fully compliant CFDA-sanctioned clinical trials to commercialize cell therapies in China.  Our management believes that it is difficult for most of these Chinese companies to turn their results into translational stem cell science or commercially successful therapeutic products using internationally acceptable standards.

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

Our primary competitors in the field of stem cell therapy for osteoarthritis, and other indications include Beike, Cytori Therapeutics Inc., Caladrius Biosciences, Inc. and others.  Among our competitors, to our knowledge, the only ones based in and operating in Greater China are Beike, Lorem Vascular, which has partnered with Cytori to commercialize Cytori Cell Therapy for the cardiovascular, renal and diabetes markets in China and Hong Kong, and OLife Bio, a Medi-Post joint venture with JingYuan Bio in Taian, Shandong Province, who plans to initiate clinical trial in China in 2016.  Our primary competitors in the field of cancer immune cell therapies include pharmaceutical, biotechnology companies such as Northwest Biotherapeutics, Inc., Juno Therapeutics, Inc., Kite Pharma, Inc., CARSgen, Sorrento Therapeutics, Inc. and others.  Among our competitors, the ones based in and operating in Greater China are BeiGene, Limited, CARsgen and China Oncology Focus Limited, which has licensed Sorrento’s anti-PD-L1 monoclonal antibody for Greater China. Other western big pharma and biotech companies in the cancer immune cell therapies space are starting to make inroads into China by partnering or seeking to partner with local companies. For example, in April, 2016, Seattle- based Juno Therapeutics, Inc. started a new company with WuXi AppTec in China named JW Biotechnology (Shanghai) Co., Ltd. Its mission is to build China's leading cell therapy company by leveraging Juno's chimeric antigen receptor (CAR) and T cell receptor (TCR) technologies together with WuXi AppTec's R&D and manufacturing platform and local expertise to develop novel cell-based immunotherapies for patients with hematologic and solidorgan cancers. Similarly, in January 2017, Shanghai Fosun Pharmaceutical announced its plan to create a joint venture with Santa Monica-based Kite Pharma Inc. to develop, manufacture and commercialize axicabtagene ciloleucel in China with the option to include additional products, including two T cell receptor (TCR) product candidates from Kite. Axicabtagene ciloleucel is Kite's lead product candidate and is an investigational chimeric antigen receptor (CAR) T-cell therapy under development for the treatment of B-cell lymphomas and leukemias.

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

We believe we have a strategic advantage over our competitors based on our ability to meet cGMP regulatory requirements, a capability which we believe is possessed by few to none of our competitors in China, in an industry in which meeting exacting standards and achieving extremely high purity levels is crucial to success.  In addition, in comparison to the broader range of cellar biopharmaceutical firms, we believe we have the advantages of cost and expediency, and a first mover advantage with respect to commercialization of cell therapy products and treatments in the Greater China market.

Employees

As of December 31, 2016, the total enrollment of full time employees of CBMG is 109. Among these 109 professionals, 18 have PhD degrees, 45 have postgraduate degrees and 37 have undergraduate degrees.  In other words, 92% of our employees are well qualified professionals. As a biotech company, 79 out of our 109 employees have medical or biological scientific credentials and qualifications.

Facilities

Our corporate headquarters are located at 19925 Stevens Creek Blvd., Suite 100 in Cupertino, California. We currently pay rent for a total of $77,000 per month for an aggregate of approximately 80,000 square feet of space to house our administration, research and manufacturing facilities in Maryland and in the cities of, Wuxi, Beijing and Shanghai in China. On January 1, 2017, CBMG Shanghai entered into a 10-year lease agreement with Shanghai Chuangtong Industrial Development Co., Ltd., pursuant to which the Company leased a 10,501.6 square meter building located in the “Pharma Valley” of Shanghai, the People’s Republic of China for research and development, manufacturing and office space purposes. Subject to a 5-month rent-free renovation period, the monthly rent for the first two years is determined by floor and ranges from 3.7 yuan to 4.3 yuan per square meter per day, for an aggregate monthly rent for the entire Property of approximately 1.3 million yuan ($187,064). The term of the Lease is 10 years, starting from January 1, 2017 and ending on December 31, 2026 (the “Original Term”). During the Original Term, the monthly rent will increase by 6% every two years. As previously disclosed in the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 on November 8, 2016, the Company paid the landlord a non-refundable deposit of 1.2 million yuan ($179,700).

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

Pursuant to the Corporate Income Tax Law of the PRC, all of the Company’s PRC subsidiaries are liable to PRC CIT at a rate of 25% except for Cellular Biomedicine Group Ltd. (Shanghai) (“CBMG Shanghai”). According to Guoshuihan 2009 No. 203, if an entity is certified as an “advanced and new technology enterprise”, it is entitled to a preferential income tax rate of 15%. CBMG Shanghai obtained the certificate of “advanced and new technology enterprise” dated October 30, 2015 with an effective period of three years and the provision for PRC corporate income tax for CBMG Shanghai is calculated by applying the income tax rate of 15% in 2016 (2015: 15%; 2014: 25%).

BIOPHARMACEUTICAL REGULATION

PRC Regulations

Our cellular medicine business operates in a highly regulated environment.  In China, aside from provincial and local licensing authorities, hospitals and their internal ethics and utilization committees, and a system of institutional review boards (“IRBs”) which in many cases have members appointed by provincial authorities, Cell therapy regulations have not been codified by any of the Chinese regulatory agencies. On December 16, 2016, the CFDA solicited feedback on its draft "Technical Guidelines for Research and Evaluation of Cellular Products”, signaling near term codification / clarification of the cell therapy regulation. We believe this will create substantial barrier-to-entry for newcomers in China. However, it remains unclear if any of our clinical trials will be offered U.S.FDA-liked Fast Track designation as maintenance therapy in subjects with advanced cancer who have limited options following surgery and front-line platinum/taxane chemotherapy to improve their progression-free survival. By applying U.S. SOP and protocols and following authorized treatment plans in China, we believe we are differentiated from our competition as we believe we have first mover’s advantage and a fortified barrier to entry.  In addition, we began to review the feasibility of performing synergistic U.S. clinical studies.

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

We currently collect, process, store and manufacture HCT/Ps, including manufacturing cellular therapy products. We also collect, process, and store HCT/Ps. Accordingly, we comply with cGTP and cGMP guidelines that apply to biological products. Our management believes that certain other requirements pertaining to biological products, such as requirements pertaining to premarket approval, do not currently apply to us because we are not currently investigating, marketing or selling cellular therapy products in the United States. If we change our business operations in the future, the FDA requirements that apply to us may also change.

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

Dispositions of Client Shares

Among the shares received by EastBridge Sub as compensation for services, as of December 31, 2015, the Company had sold 200,000 shares of Wonder International Education and Investment Group Corporation/Wenda Education on the open market. No shares were sold during the year ended December 31, 2016.

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

We are a company with a limited operating history and have incurred substantial losses and negative cash flow from operations through the year ended December 31, 2016.1 Our cash flow from operations may not be consistent from period to period, our biopharmaceutical business has not yet generated substantial revenue, and we may continue to incur losses and negative cash flow in future periods, particularly within the next several years.

Our biopharmaceutical product development programs are based on novel technologies and are inherently risky.

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

Laws and the regulatory infrastructure governing cellular biopharmaceutical in China are relatively new and less established in comparison to the U.S. and other countries; accordingly regulation may be less stable and predictable than desired, and regulatory changes may disrupt our commercialization process.

Cell therapies regulation have not been codified by any of the Chinese regulatory agencies. On December 16, 2016, CFDA issued solicitation on feedback to its draft "Technical Guidelines for Research and Evaluation of Cellular Products”, signaling near term codification / clarification of the cell therapy regulation. It remains unclear if any of our clinical trials will be offered U.S.FDA-liked Fast Track designation as maintenance therapy in subjects with advanced cancer who have limited options following surgery and front-line platinum/taxane chemotherapy to improve their progression-free survival. We do not know if our animal studies documentation will be approved to support trials in humans. We also do not know if our cell lines will be accepted by the health authorities. These factors could adversely affect the timing of the clinical trials, the timing of receipt and reporting of clinical data, the timing of Company-sponsored IND filings, and our ability to conduct future planned clinical trials, and any of the above could have a material adverse effect on our business.

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

Our technology platforms, including our CAR-T, Tcm, whether preclinical or clinical, and the cancer vaccine technologies are new approaches to cancer treatment that present significant challenges.

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

Third parties have sponsored and conducted all clinical trials of our CD19, CD20, CD30 and HER1, as well as the CD40GVAX vaccine product candidates so far, and our ability to influence the design and conduct of such trials has been limited. We plan to assume control over future clinical and regulatory development of the CD20, CD30 and HER1, and may do so for other product candidates, which will entail additional expenses and may be subject to delay. Any failure by a third party to meet its obligations with respect to the clinical and regulatory development of our product candidates may delay or impair our ability to obtain regulatory approval for our products and result in liability for our company.

On November 29, 2016 we announced the approval and commencement of patient enrollment in China for our CARD-1 (“CAR-T Against DLBCL”) Phase I clinical trial utilizing our optimized proprietary C-CAR011 construct of CD19 CAR-T therapy for the treatment of patients with refractory DLBCL. On January 9, 2017 we announced the approval and commencement of patient enrollment in China for our CALL-1 (“CAR-T against Acute Lymphoblastic Leukemia”) Phase I clinical trial utilizing our optimized proprietary C-CAR011 construct of CD19 CAR-T therapy for the treatment of patients with relapsed or refractory (r/r) CD19+ B-cell ALL. We do not know if our Phase I CARD-1 or CALL-1 results will justify initiation of larger Phase II clinical trials.

To date, we have yet to sponsor any clinical trials relating to our CD20, CD30, HER1 and CD40GVAX product candidates or other product candidates. Instead, faculty members at our third-party research institution collaborators, or those institutions themselves, have sponsored all clinical trials relating to these product candidates, in each case under their own IRB with the respective regulatory agency. We plan to assume control of the overall clinical and regulatory development of CD19, CD20, CD30 and HER1 for future clinical trials and obtain sponsorship of the INDs or file new Company-sponsored INDs in China and/or the United States. We will evaluate options to conducting the U.S. CD40LGVAX Trial and to continuing the related IND with the Federal Drug Administration (“FDA”).  Failure to obtain, or delays in obtaining, sponsorship of INDs or in filing new Company-sponsored INDs for these or any other product candidates we determine to advance could negatively affect the timing of our potential future clinical trials. Such an impact on timing could increase research and development costs and could delay or prevent obtaining regulatory approval for our most advanced product candidates, either of which could have a material adverse effect on our business.

Further, even in the event that the IND sponsorship is obtained for existing and new INDs, it is possible that the CFDA or other regulatory agencies will not accept any of the trials as providing adequate support for future clinical trials, whether controlled by us or third parties, for any of one or more reasons, including the safety, purity, and potency of the product candidate, the degree of product characterization, elements of the design or execution of the previous trials or safety concerns, or other trial results. We may also be subject to liabilities arising from any treatment-related injuries or adverse effects in patients enrolled in these previous trials. As a result, we may be subject to unforeseen third-party claims and delays in our potential future clinical trials. We may also be required to repeat in whole or in part clinical trials previously conducted by our third-party research institution collaborators, which will be expensive and delay the submission and licensure or other regulatory approvals with respect to any of our product candidates. Any such delay or liability could have a material adverse effect on our business.

Moreover, although we plan to assume control of the overall clinical and regulatory development of CD19, CD20, CD30 and HER1 going forward, we have so far been dependent on contractual arrangements with our third-party research institution collaborators and will continue to be until we assume control. To the extent that we do not use our own scientific team to conduct trials, we are and will be dependent contractual arrangements with third-party research institution collaborators for ongoing and planned trials for our product candidates.. Such arrangements provide us certain information rights with respect to the previous, planned, or ongoing trials, including access to and the ability to use and reference the data, including for our own regulatory filings, resulting from such trials. If our third-party research institution collaborators breach these obligations, or if the data prove to be inadequate compared to the first-hand knowledge we might have gained had the completed trials been Company-sponsored trials, then our ability to design and conduct our planned corporate-sponsored clinical trials may be adversely affected. Additionally, the regulatory agencies may disagree with the sufficiency of our right to reference the preclinical, manufacturing, or clinical data generated by these prior investigator-sponsored trials, or our interpretation of preclinical, manufacturing, or clinical data from these clinical trials. If so, the regulatory agencies may require us to obtain and submit additional preclinical, manufacturing, or clinical data before we may begin our planned trials and/or may not accept such additional data as adequate to begin our planned trials.

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

We currently have limited internal research and development capabilities and are currently conducting no independent clinical trials with our, CD20, CD30, HER1 and CD40GVAX product candidates or our other product candidates. We therefore rely at present on our third-party research institution collaborators for both capabilities.

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

Our commercial success will depend, in part, on obtaining and maintaining patent protection for new technologies, product candidates, products and processes and successfully defending such patents against third party challenges. To that end, we file or acquire patent applications, and have been issued patents that are intended to cover certain methods and uses relating to stem cells and cancer immune cell therapies.

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

We have yet to develop any therapeutic products that have been approved for marketing, and we do not expect to become profitable within the next several years, but rather expect our biopharmaceutical business to incur additional and increasing operating losses. Before commercializing any therapeutic product in China, we may be required to obtain regulatory approval from the MOH CFDA, local regulatory authorities, and/or individual hospitals, and outside China from equivalent foreign agencies after conducting extensive preclinical studies and clinical trials that demonstrate that the product candidate is safe and effective.

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

There is a scarcity of experienced professionals in the field of cell therapy and we may not be able to retain key officers or employees or hire new key officers or employees needed to implement our business strategy and develop our products. If we are unable to retain or hire key officers or employees, we may be unable to grow our biopharmaceutical business or implement our business strategy, and the Company may be materially and adversely affected.

Given the specialized nature of cell therapy and the fact that it is a young field, there is an inherent scarcity of experienced personnel in the field. The Company is substantially dependent on the skills and efforts of current senior management, as well as recently acquired AG management and personnel, for their management, operations and the implementation of their business strategy. As a result of the difficulty in locating qualified new management, the loss or incapacity of existing members of management or unavailability of qualified management or as replacements for management who resign or are terminated could adversely affect the Company’s operations. The future success of the Company also depends upon our ability to attract and retain additional qualified personnel (including medical, scientific, technical, commercial, business and administrative personnel) necessary to support our anticipated growth, develop our business, perform our contractual obligations to third parties and maintain appropriate licensure, on acceptable terms. There can be no assurance that we will be successful in attracting or retaining personnel required by us to continue to grow our operations. The loss of a key employee, the failure of a key employee to perform in his or her current position or our inability to attract and retain skilled employees, as needed, could result in our inability to grow our biopharmaceutical business or implement our business strategy, or may have a material adverse effect on our business, financial condition and operating results.

We may fail to successfully integrate our acquired businesses, operations and assets in the expected time frame, which may adversely affect the combined company’s future results.

We believe that our acquisitions, including our CAR-T, Tcm and GVAX technologies, will result in certain benefits, including certain manufacturing, sales and distribution and operational efficiencies.  However, to realize these anticipated benefits, our existing business and the acquired technologies must be successfully combined.  We may be unable to effectively integrate the acquired technologies into our organization, make the acquired technologies profitable, and may not succeed in managing the acquired technologies.  The process of integration of an acquired technologies may subject us to a number of risks, including:

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

In the second quarter of 2014, we completed patient enrollment for the Phase IIb clinical trial of ReJoin®  for KOA. We published the Phase IIb 48 week data in January 2016.  In January 2015, we initiated patient recruitment to support a study of ReJoin® human adipose derived mesenchymal progenitor cell (haMPC) therapy for Cartilage Damage (CD) resulting from osteoarthritis (OA) or sports injury.  We have also launched pre-clinical study on COPD in October 2014.

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

Our profitability may be adversely affected by the risks in obtaining a return on some or all of our investment in portfolio stock, which comprise 1% of our assets.

A substantial portion of our assets are comprised of securities we received as compensation for services through our legacy consulting business, by which we acquired certain shares of stock in the companies we advised.  These shares are not traded on any national exchange or marketplace and therefore are highly illiquid, and it is uncertain if an active market for such securities will ever develop. Additionally, some of these companies have or may in the future fail to comply with their obligations under the Securities Act or the Exchange Act, which may affect our ability to sell such securities to satisfy our working capital needs and other liquidity requirements.  Even assuming we can sell the securities, there is no assurance that we will be able to sell such shares at a value that will recover our investment. There is no assurance that an alternative exit strategy will be readily available to realize the fair value of such securities. As a result, we may lose some or all of our investment. In the fiscal year ended December 31, 2016, we reviewed our investment portfolio and determined that, due to the failure of certain portfolio companies to comply with their periodic reporting obligations under Section 13 or Section 15(d) of the Exchange Act, such investments have been impaired. Accordingly, we have recorded an other than temporary impairment charge of approximately $4.6 million for these investments that were deemed permanent in impairment of investments in 2016. Future fluctuations in the value and liquidity of these securities could result in additional realized loss.

The Company’s technical services revenue may become subject to tightened regulation that may affect the Company’s financial condition.

Currently we are not generating any meaningful technical services revenue comprised of preparation of subset T Cell and clonality assay platform technology for treatment of cancers. Nonetheless our revenue is subject to the risk of progressive regulatory actions by the PRC government in the area of immunotherapy. As China has not yet codified any specific regulations to govern the development and application of immune cell therapies, the outcome of any potential Chinese regulatory action is difficult to assess or quantify. From time to time there may also be adverse publicity relating to the practice of immunotherapy treatments in China, which due to the sensitive and experimental nature of the treatment, may trigger further governmental scrutiny. Any progressive regulatory action in China arising out of such scrutiny may adversely affect the Company’s financial condition or cash flows.

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

Since a significant portion of our operations are presently based in China, service of process on our business and officers may be difficult to effect within the United States. Also, some of our assets are located outside the United States and any judgment obtained in the United States against us may not be enforceable outside the United States.

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

Our interests in China will be subject to China’s rules and regulations on currency conversion. In particular, the initial capitalization and operating expenses of the VIE (CBMG Shanghai) are funded by our WFOE, Cellular Biomedicine Group Ltd. (Wuxi). In China, the State Administration for Foreign Exchange (the “SAFE”), regulates the conversion of the Chinese Renminbi into foreign currencies and the conversion of foreign currencies into Chinese Renminbi. Foreign investment enterprises are allowed to open foreign currency accounts including a “basic account” and “capital account.” However, conversion of currency in the “capital account,” including capital items such as direct investments, loans, and securities, require approval of the SAFE even though according to the Notice of the State Administration of Foreign Exchange on Reforming the Administration of the Settlement of Foreign Exchange Capital of Foreign-invested Enterprise promulgated on April 8, 2015, or the SAFE Notice 19, foreign-invested enterprises are able to settle foreign exchange capital at their discretion, Chinese banks restricts foreign currency conversion for fear of “hot money” going into China and may continue to limit our ability to channel funds to the VIE entities for their operation. There can be no assurance that the PRC regulatory authorities will not impose further restrictions on the convertibility of the Chinese currency. Future restrictions on currency exchanges may limit our ability to use our cash flow for the distribution of dividends to our stockholders or to fund operations we may have outside of China, which could materially adversely affect our business and operating results.

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

PRC regulations prevent foreign companies from directly engaging in stem cell-related research, development and commercial applications in China. Therefore, to perform these activities, we conduct much of our biopharmaceutical business operations in China through a domestic variable interest entity, or VIE, a Chinese domestic company controlled by the Chinese employees of the Company. Our contractual arrangements may not be as effective in providing control over these entities as direct ownership. For example, the VIE could fail to take actions required for our business or fail to conduct business in the manner we desire despite their contractual obligation to do so. These companies are able to transact business with parties not affiliated with us. If these companies fail to perform under their agreements with us, we may have to rely on legal remedies under PRC law, which may not be effective. In addition, we cannot be certain that the individual equity owners of the VIE would always act in our best interests, especially if they have no other relationship with us.

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

Management believes the holders of the VIE’s registered capital, Messrs. Chen Mingzhe and Lu Junfeng, have no interest in acting contrary to the VIE agreements.  However, if Messrs. Chen or Lu as shareholders of the VIE entity were to reduce or eliminate their ownership of the registered capital of the VIE entity, their interests may diverge from that of CBMG and they may seek to act in a manner contrary to the VIE agreements (for example by controlling the VIE entity in such a way that is inconsistent with the directives of CBMG management and the board; or causing non-payment by the VIE entity of services fees).  If such circumstances were to occur the WFOE would have to assert control rights through the powers of attorney, pledges and other VIE agreements, which would require legal action through the PRC judicial system.  We believe based on the advice of local counsel that the VIE agreements are valid and in compliance with PRC laws presently in effect. However, there is a risk that the enforcement of these agreements may involve more extensive procedures and costs to enforce, in comparison to direct equity ownership of the VIE entity. Notwithstanding the foregoing, if the applicable PRC laws were to change or are interpreted by authorities in the future in a manner which challenges or renders the VIE agreements ineffective, the WFOE’s ability to control and obtain all benefits (economic or otherwise) of ownership of the VIE entity could be impaired or eliminated.   In the event of such future changes or new interpretations of PRC law, in an effort to substantially preserve our rights, we may have to either amend our VIE agreements or enter into alternative arrangements which comply with PRC laws as interpreted and then in effect.

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

If we make share compensation grants to persons who are PRC citizens, they may be required to register with SAFE. We may also face regulatory uncertainties that could restrict our ability to adopt share compensation plans for our directors and employees and other parties under PRC laws.

On April 6, 2007, SAFE issued the “Operating Procedures for Administration of Domestic Individuals Participating in the Employee Stock Ownership Plan or Stock Option Plan of An Overseas Listed Company, also known as Circular 78. On February 15, 2012, SAFE promulgated the Circular on Relevant Issues Concerning Foreign Exchange Administration for Domestic Individuals Participating in an Employees Share Incentive Plan of an Overseas-Listed Company, often known as Circular 7. Circular 7 has superseded Circular 78. Under Circular 7, PRC resident individuals who participate in a share incentive plan of an overseas listed company are required to register with SAFE and complete certain other procedures. All such participants need to retain a PRC agent through PRC subsidiary to handle issues like foreign exchange registration, account opening, funds transfer and remittance. Circular 7 further requires that an offshore agent should also be designated to handle matters in connection with the exercise or sale of share awards and proceeds transferring for the share incentive plan participants. We believe that the registration and approval requirements contemplated in Circular 7 will be burdensome and time consuming. If we or our PRC employees who have been granted stock options fail to comply with these regulations, we or our PRC employees who have been granted stock options may be subject to fines and legal sanctions and will be unable to grant share compensation to our PRC employees. In that case, our ability to compensate our employees and directors through share compensation would be hindered and our business operations may be adversely affected.

The labor contract law and its implementation regulations may increase our operating expenses and may materially and adversely affect our business, financial condition and results of operations.

Substantial uncertainty of the PRC Labor Contract Law, or Labor Contract Law, and the Implementation Regulation for the PRC Labor Contract Law, or Implementation Regulation, remains as to their potential impact on our business, financial condition and results of operations. The implementation of the Labor Contract Law and the Implementation Regulation may increase our operating expenses, in particular our human resources costs and our administrative expenses. In addition, as the interpretation and implementation of these regulations are still evolving, we cannot assure you that our employment practices will at all times be deemed to be in full compliance with the law. In the event that we decide to significantly modify our employment or labor policy or practice, or reduce the number of our sales professionals, the Labor Contract Law and the Implementation Regulation may limit our ability to effectuate the modifications or changes in the manner that we believe to be most cost-efficient or otherwise desirable, which could materially and adversely affect our business, financial condition and results of operations. If we are subject to severe penalties or incur significant liabilities in connection with labor disputes or investigations, our business and results of operations may be adversely affected.

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

We may transfer funds to our PRC subsidiary or finance our PRC subsidiary by means of shareholder loans or capital contributions. Any loans from us to our PRC subsidiary, which is a foreign-invested enterprise, cannot exceed statutory limits based on the difference between the registered capital and the investment amount of such subsidiary, and shall be registered with the State Administration of Foreign Exchange, or SAFE, or its local counterparts. Any capital contributions we make to our PRC subsidiary shall be approved by or registered with (as the case may be) the Ministry of Commerce or its local counterparts. We may not be able to obtain these government registrations or approvals on a timely basis, if at all. If we fail to receive such registrations or approvals, our ability to provide loans or capital contributions to our PRC subsidiary in a timely manner may be negatively affected, which could materially and adversely affect our liquidity and our ability to fund and expand our business.

In addition, registered capital of a foreign-invested company settled in RMB converted from foreign currencies may only be used within the business scope approved by the applicable governmental authority. Foreign-invested companies may not change how they use such capital without SAFE’s approval, and may not in any case use such capital to repay RMB loans if proceeds of such loans have not been utilized. Violations of these regulations may result in severe penalties. Also, the Circular on Issues concerning Strengthening the Administration of Foreign Exchange Business, which was promulgated by SAFE in 2010, requires banks and local counterparts of SAFE to examine closely the authenticity of the settlement of net proceeds from offshore offerings and whether the net proceeds are settled in the manner described in offering documents. These regulations may significantly limit our ability to transfer the net proceeds from offshore offering and subsequent offerings or financings to our PRC subsidiary, which may adversely affect our liquidity and our ability to fund and expand our business in China.

We may be subject to penalties, including restriction on our ability to inject capital into our PRC subsidiary and our PRC subsidiary’s ability to distribute profits to us, if our PRC resident shareholders beneficial owners fail to comply with relevant PRC foreign exchange rules.

The Notice on Relevant Issues Concerning Foreign Exchange Administration for PRC Residents to Engage in Financing and Inbound Investment via Offshore Special Purpose Vehicles, often known as Circular 75, was issued by SAFE in 2005. Circular 75 requires PRC residents to register with the local SAFE branch in connection with their establishment or control of any offshore special purpose vehicle for the purpose of overseas equity financing involving a roundtrip investment whereby the offshore special purpose vehicle acquires or controls onshore assets or equity interests held by the PRC residents. On July 4, 2014, SAFE issued the Notice on Relevant Issues Concerning Foreign Exchange Administration for PRC Residents to Engage in Outbound Investment and Financing and Inbound Investment via Special Purpose Vehicles, or Circular 37, which has superseded Circular 75. Under Circular 37 and other relevant foreign exchange regulations, PRC residents who make, or have made, prior to the implementation of these foreign exchange regulations, direct or indirect investments in offshore companies are required to register those investments with SAFE. In addition, any PRC resident who is a direct or indirect shareholder of an offshore company is also required to file or update the registration with SAFE, with respect to that offshore company for any material change involving its round-trip investment, capital variation, such as an increase or decrease in capital, transfer or swap of shares, merger, division, long-term equity or debt investment or the creation of any security interest. If any PRC shareholder fails to make the required registration or update the registration, the PRC subsidiary of that offshore company may be prohibited from distributing its profits and the proceeds from any reduction in capital, share transfer or liquidation to that offshore company, and that offshore company may also be prohibited from injecting additional capital into its PRC subsidiary. Moreover, failure to comply with the foreign exchange registration requirements described above could result in liability under PRC laws for evasion of applicable foreign exchange restrictions.

 We cannot provide any assurance that all of our shareholders and beneficial owners who are PRC residents have fully complied or will obtain or update any applicable registrations or have fully complied or will fully comply with other requirements required by Circular 37 or other related rules in a timely manner. The failure or inability of our shareholders resident in China to comply with the registration requirements set forth therein may subject them to fines and legal sanctions and may also limit our ability to contribute additional capital into our PRC subsidiaries, limit our PRC subsidiaries’ ability to distribute profits and other proceeds to our company or otherwise adversely affect our business.

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

Pursuant to the Notice on Strengthening Administration of Enterprise Income Tax for Share Transfers by Non-PRC Resident Enterprises, or Circular 698, issued by the State Administration of Taxation in December 2009 with retroactive effect from January 1, 2008, where a non-PRC resident enterprise transfers the equity interests of a PRC resident enterprise indirectly by disposition of the equity interests of an overseas non-public holding company, or an Indirect Transfer, and such overseas holding company is located in a tax jurisdiction that: (i) has an effective tax rate of less than 12.5% or (ii) does not impose income tax on foreign income of its residents, the non-PRC resident enterprise, being the transferor, must report to the competent tax authority of the PRC resident enterprise this Indirect Transfer and may be subject to PRC enterprise income tax of up to 10% of the gains derived from the Indirect Transfer in certain circumstances.

To clarify the issues related to Circular 698, the State Administration of Taxation released the Announcement of the State Administration of Taxation on Several Issues Relating to the Administration of Income Tax on Non-resident Enterprises in 2011, known as Notice 24, and the Announcement on Issues Related to Applications of Special Tax Treatment for Equity Transfer by Non-resident Enterprises in 2013.

On February 3, 2015, the State Administration of Taxation issued the Announcement on Several Issues Concerning the Enterprise Income Tax on Indirect Property Transfers by Non-PRC Resident Enterprises, or Notice 7. Notice 7 introduces a new tax regime that is significantly different from that under Circular 698. It superseded the previous tax rules in relation to the offshore indirect equity transfer, including those under Circular 698 as described above. It extends the tax jurisdiction of State Administration of Taxation to capture not only the Indirect Transfer but also the transactions involving indirect transfer of (i) real properties in China and (ii) assets of an “establishment or place” situated in China, by a non-PRC resident enterprise through a disposition of equity interests in an overseas holding company.

However, Notice 7 also brings uncertainties to the parties of the offshore indirect transfers as the transferee and the transferor have to make self-assessment on whether the transactions should be subject to the corporate income tax and file or withhold the corporate income tax accordingly. In addition, the PRC tax authorities have discretion under Notice 7 to adjust the taxable capital gains based on the difference between the fair value of the transferred equity interests and the investment cost. We may pursue acquisitions in the future that may involve complex corporate structures. If we are considered as a non-PRC resident enterprise under the EIT Law and if the PRC tax authorities make adjustments to the taxable income of the transactions under Notice 7, our income tax expenses associated with such potential acquisitions will be increased, which may have an adverse effect on our financial condition and results of operations.

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

As of the date of this filing, we are not aware of any actions, claims or investigations being contemplated by government authorities with respect to the defects in our leased real properties or any challenges by third parties to our use of these properties. However, if third parties who purport to be property owners or beneficiaries of the mortgaged properties challenge our right to use the leased properties, we may not be able to protect our leasehold interest and may be ordered to vacate the affected premises, which could in turn materially and adversely affect our business and operating results.

Our significant deposits in certain banks in China may be at risk if these banks go bankrupt or otherwise do not have the liquidity to pay us during our deposit period.

As of December 31, 2016, we had approximately $39 million in cash and bank deposits, such as time deposits, with large domestic banks in China. Our remaining cash, cash equivalents and short-term investments were held by financial institutions in the United States and Hong Kong. The terms of these deposits are, in general, up to twelve months. Historically, deposits in Chinese banks were viewed as secure due to the state policy on protecting depositors’ interests. However, the new Bankruptcy Law that came into effect in 2007 contains an article expressly stating that the State Council may promulgate implementation measures for the bankruptcy of Chinese banks based on the Bankruptcy Law, so the law contemplates the possibility that a Chinese bank may go bankrupt. In addition, foreign banks have been gradually permitted to operate in China since China’s accession to the World Trade Organization and have become strong competitors of Chinese banks in many respects, which may have increased the risk of bankruptcy or illiquidity for Chinese banks, including those in which we have deposits. In the event of bankruptcy or illiquidity of any one of the banks which holds our deposits, we are unlikely to claim our deposits back in full since we are unlikely to be classified as a secured creditor based on PRC laws.

Our auditor, like other independent registered public accounting firms operating in China, is not permitted to be subject to inspection by Public Company Accounting Oversight Board, and consequently investors may be deprived of the benefits of such inspection.

Our auditor, the independent registered public accounting firm that issued the audit reports included elsewhere in this report, as an auditor of companies that are traded publicly in the United States and a firm registered with the Public Company Accounting Oversight Board (United States), or PCAOB, is required by the laws of the United States to undergo regular inspections by the PCAOB to assess its compliance with the laws of the United States and applicable professional standards. Our auditor is located in China and the PCAOB is currently unable to conduct inspections on auditors in China without the approval of the PRC authorities. Therefore, our auditor, like other independent registered public accounting firms operating in China, is currently not inspected by the PCAOB.

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

Our common stock trades on the Nasdaq Global Market. If we fail to satisfy the continued listing requirements of The NASDAQ Global Market, such as the corporate governance requirements or the minimum closing bid price requirement, The NASDAQ Stock Market (or NASDAQ) may take steps to de-list our common stock. Such a de-listing would likely have a negative effect on the price of our common stock and would impair your ability to sell or purchase our common stock when you wish to do so. In the event of a de-listing, we would take actions to restore our compliance with NASDAQ's listing requirements, but we can provide no assurance that any such action taken by us would allow our common stock to become listed again, stabilize the market price or improve the liquidity of our common stock, prevent our common stock from dropping below the NASDAQ minimum bid price requirement or prevent future non-compliance with NASDAQ's listing requirements.

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

ITEM 2. PROPERTIES

Our corporate headquarters are located at 19925 Stevens Creek Blvd., Suite 100 in Cupertino, California. We currently pay rent for a total of $77,000 per month for an aggregate of approximately 80,000 square feet of space to house our administration, research and manufacturing facilities in Maryland and in the cities of, Wuxi, Beijing and Shanghai in China.  On January 1, 2017, CBMG Shanghai entered into a 10-year lease agreement with Shanghai Chuangtong Industrial Development Co., Ltd., pursuant to which the Company leased a 10,501.6 square meter building located in the “Pharma Valley” of Shanghai, the People’s Republic of China for research and development, manufacturing and office space purposes. Subject to a 5-month rent-free renovation period, the monthly rent for the first two years is determined by floor and ranges from 3.7 yuan to 4.3 yuan per square meter per day, for an aggregate monthly rent for the entire Property of approximately 1.3 million yuan ($187,064). The term of the Lease is 10 years, starting from January 1, 2017 and ending on December 31, 2026 (the “Original Term”). During the Original Term, the monthly rent will increase by 6% every two years.

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

On January 19, 2016, the Company filed a motion to dismiss, which was granted on May 20, 2016, with leave to amend.  On June 6, 2016, Plaintiffs filed a Second Amended Complaint, and on June 30, 2016, the Company filed a motion to dismiss.  On September 2, 2016, the Court dismissed the Second Amended Complaint with prejudice and entered judgment against Plaintiffs.  On September 16, 2016, Plaintiffs filed a Notice of Appeal to the U.S. Court of Appeals for the Ninth Circuit.  On December 23, 2016, on Plaintiffs’ voluntary motion, the Ninth Circuit entered an order dismissing the appeal.

As a result of the dismissal of the appeal, all proceedings in the case against the Company and its officers are concluded.  We are currently not involved in any other litigation that we believe could have a materially adverse effect on our financial condition or results of operations.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is quoted on the Nasdaq Global Market under the symbol "CBMG." Our stock was formerly quoted under the symbol “EBIG.”

As of February 28, 2017, there were 14,281,380 shares of common stock of the Company outstanding and there were approximately 1,700 stockholders of record of the Company's common stock.

The following table sets forth for the periods indicated the high and low bid quotations for the Company's common stock. These quotations represent inter-dealer quotations, without adjustment for retail markup, markdown or commission and may not represent actual transactions.

	High	Low
Fiscal Year 2016
First Quarter (January – March 2016)	$22.10	$10.44
Second Quarter (April – June 2016)	$20.98	$11.07
Third Quarter (July – September 2016)	$15.68	$11.85
Fourth Quarter (October – December 2016)	$15.45	$11.00

Fiscal Year 2015
First Quarter (January – March 2015)	$49.00	$12.93
Second Quarter (April – June 2015)	$41.73	$21.41
Third Quarter (July – September 2015)	$38.74	$16.00
Fourth Quarter (October – December 2015)	$25.20	$15.90

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

Dividends

We did not declare any cash dividends for the years ended December 31, 2016, 2015 and 2014. Our Board of Directors does not intend to declare any dividends in the near future. The declaration, payment and amount of any future dividends will be made at the discretion of the Board of Directors, and will depend upon, among other things, the results of our operations, cash flows and financial condition, operating and capital requirements, and other factors as the Board of Directors considers relevant. There is no assurance that future dividends will be paid, and if dividends are paid, there is no assurance with respect to the amount of any such dividend.

Equity Compensation Plans

2009 Stock Option Plan

During the first quarter of 2009, the Company's Board of Directors approved and adopted the 2009 Stock Option Plan (the "Plan") and designated 100,000 of its common stock for issuance under the Plan to employees, directors or consultants for the Company through either the issuance of shares or stock option grants. Under the terms of the Plan, stock option grants shall be made with exercise prices not less than 100% of the fair market value of the shares of common stock on the grant date. There are 4,593 shares available for issuance under this plan as of December 31, 2016.

2011 Incentive Stock Option Plan (as amended)

During the last quarter of 2011, the Company's Board of Directors approved and adopted the 2011 Incentive Plan (the "2011 Plan") and designated 300,000 of its no par common stock for issuance under the 2011 Plan to employees, directors or consultants for the Company through either the issuance of shares or stock option grants. Under the terms of the 2011 Plan, stock option grants were authorized to be made with exercise prices not less than 100% of the fair market value of the shares of common stock on the grant date. On November 30, 2012, the Company’s Board of Directors approved the Amended and Restated 2011 Incentive Stock Option Plan (the “Restated Plan”), which amended and restated the 2011 Plan to provide for the issuance of up to 780,000 (increasing up to 1% per year) shares of common stock. The Restated Plan was approved by our stockholders on January 17, 2013. There are 81,522 shares available for issuance under this plan as of December 31, 2016.

2013 Stock Incentive Plan

On August 29, 2013, the Company’s Board of Directors adopted the Cellular Biomedicine Group, Inc. 2013 Stock Incentive Plan (the “2013 Plan”) to attract and retain the best available personnel, to provide additional incentive to Employees, Directors and Consultants and to promote the success of the Company’s business. The 2013 Plan was approved by our stockholders on December 9, 2013. There are 75,869 shares available for issuance under this plan as of December 31, 2016.

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

2014 Stock Incentive Plan

On September 22, 2014, the Company’s Board of Directors adopted the Cellular Biomedicine Group, Inc. 2014 Stock Incentive Plan (the “2014 Plan”) covering 1.2 million shares to attract and retain the best available personnel, to provide additional incentive to Employees, Directors and Consultants and to promote the success of the Company’s business. The 2014 Plan was approved by our stockholders on November 7, 2014. There are 384,979 shares available for issuance under this plan as of December 31, 2016.

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

 The 2014 Plan may be amended, suspended or terminated by the Board, or an administrator appointed by the Board, at any time and for any reason.

All Equity Compensation Plans

The following table presents securities authorized for issuance under the Company’s equity compensation plans, as of December 31, 2016:

Plan Catagory	Number of securities to be issued upon exercise of outstanding options, warrants and rights (#)	Weighted-average exercise price of outstanding options, warrants and rights ($)	Number of securities
Equity compensation plans approved by stockholders	1,766,571	$12.36	542,370
Equity compensation plans not approved by stockholders	-	-	-
Total	1,766,571	$12.36	542,370

Stock Performance Graph

The line graph that follows compares the cumulative total stockholder return on our shares of common stock with the cumulative total return of the Nasdaq Healthcare Index (^IXHC)* and the Russell 3000 Index (RUA)* Index for the five years ended December 31 2016. The graph and table assume that $100 was invested on the last day of trading for the fiscal year 2011 in each of our shares of common stock, the Nasdaq Healthcare Index, and the Russell 3000 Index, and that no dividends were paid. Cumulative total stockholder returns for our shares of common stock, Nasdaq Healthcare Index, and the Russell 3000 Index are based on our fiscal year, which is the same as the calendar year.

Transfer Agent

The Company’s transfer agent and Registrar for the common stock is Corporate Stock Transfer, Inc. located in Denver, Colorado.

Recent Sales of Unregistered Securities

All unregistered sales and issuances of equity securities for the year ended December 31, 2016 were previously disclosed in a Form 8-K or Form 10-Q filed with the SEC.

ITEM 6. SELECTED FINANCIAL DATA

 The following tables set forth certain of our selected consolidated financial data as of the dates and for the years indicated. Historical results are not necessarily indicative of the results to be expected for any future period.

The following selected consolidated financial information was derived from our fiscal year end consolidated financial statements. The following information should be read in conjunction with those statements and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” and Form 8-K/A filed on December 6, 2013. Our summary consolidated statement of operations and comprehensive loss data for the fiscal years ended December 31, 2014, 2015 and 2016 and our summary consolidated balance sheet data as of December 31, 2015 and 2016, as set forth below, are derived from, and are qualified in their entirety by reference to, our audited consolidated financial statements, including the notes thereto, which are included in this Annual Report.  The summary balance sheet data as of December 31, 2013 and summary consolidated statement of operations and comprehensive loss data for the fiscal years ended December 31, 2013, set forth below are derived from our audited consolidated financial statements which are not included herein. Our summary unaudited consolidated statement of operations and comprehensive loss data for the fiscal years ended December 31, 2012 and our summary consolidated balance sheet data as of December 31, 2012, as set forth below, are derived from Form 8-K/A filed on December 6, 2013.

Our consolidated financial statements are prepared and presented in accordance with accounting principles generally accepted in the United States, or U.S. GAAP.

	For the Year Ended December 31,
	2016	2015	2014	2013	2012
Summary Consolidated statement of operations and comprehensive loss data:

Net sales and revenue	$627,930	$2,505,423	$564,377	$204,914	$273,620

Operating expenses:
Cost of sales	860,417	1,880,331	242,215	296,212	194,264
General and administrative	11,670,506	13,068,255	7,875,413	9,162,172	3,455,444
Selling and marketing	425,040	709,151	314,894	58,275	471,420
Research and development	11,475,587	7,573,228	3,146,499	2,041,872	3,214,289
Impairment of investments	4,611,714	123,428	1,427,840	-
Total operating expenses	29,043,264	23,354,393	13,006,861	11,558,531	7,335,417
Operating loss	(28,415,334)	(20,848,970)	(12,442,484)	(11,353,617)	(7,061,797)

Other income (expense):
Interest income	78,943	42,220	15,043	1,294	1,788
Other income (expense)	132,108	630,428	71,982	(6,196)	28,492
Total other income (expense)	211,051	672,648	87,025	(4,902)	30,280
Loss from continuing operations before taxes	(28,204,283)	(20,176,322)	(12,355,459)	(11,358,519)	(7,031,517)

Income taxes credit (provision)	(4,093)	728,601	-	-	-
Loss from continuing operations	(28,208,376)	(19,447,721)	(12,355,459)	(11,358,519)	(7,031,517)

Loss on discontinued operations, net of taxes	-	-	(3,119,152)	(2,438,514)	-
Net loss	$(28,208,376)	$(19,447,721)	$(15,474,611)	$(13,797,033)	$(7,031,517)
Other comprehensive income (loss):
Cumulative translation adjustment	(743,271)	(307,950)	15,254	78,650	13,705
Unrealized gain (loss) on investments, net of tax	5,300,633	(1,376,540)	1,611,045	(198,200)	-
Reclassification adjustments, net of tax, in connection with other-than-temporary impairment of investments	(5,557,939)	-	-	-	-
Total other comprehensive income (loss):	(1,000,577)	(1,684,490)	1,626,299	(119,550)	13,705
Comprehensive loss	$(29,208,953)	$(21,132,211)	$(13,848,312)	$(13,916,583)	$(7,017,812)

Net loss per share :
Basic	$(2.09)	$(1.70)	$(1.79)	$(2.38)	$(2.24)
Diluted	$(2.09)	$(1.70)	$(1.79)	$(2.38)	$(2.24)

Weighted average common shares outstanding:
Basic	13,507,408	11,472,306	8,627,094	5,792,888	3,134,833
Diluted	13,507,408	11,472,306	8,627,094	5,792,888	3,134,833

	As of December 31,
	2016	2015	2014	2013	2012
Summary Consolidated balance sheet data:

Cash and cash equivalents	$39,252,432	$14,884,597	$14,770,584	$7,175,215	$4,144,896
Current working capital (2)	38,328,048	13,675,034	12,019,143	5,373,355	3,754,386
Total assets	68,628,467	49,460,422	43,685,102	17,596,726	6,751,627
Other non-current liabilities	370,477	76,229	452,689	-	-
Stockholders’ equity	65,893,954	46,364,936	39,156,091	15,395,073	6,156,394

(1)
The Company was originally incorporated in the State of Arizona on June 25, 2001 under the name ATC Technology Corporation. ATC Technology Corporation changed its corporate name to EastBridge Investment Group Corporation in September 2005 and changed its business focus to providing investment related services in Asia. On November 13, 2012, EastBridge Investment Group Corporation, an Arizona corporation (“EastBridge”), CBMG Acquisition Limited, a British Virgin Islands company and the Company’s wholly-owned subsidiary (“Merger Sub”) and Cellular Biomedicine Group Ltd. (“CBMG BVI”), a British Virgin Islands company, entered into a Merger Agreement, pursuant to which CBMG BVI was the surviving entity in a merger with Merger Sub whereby CBMG BVI became a wholly-owned subsidiary of the Company (the “Merger”). The Merger was consummated on February 6, 2013 (the “Closing Date”). In connection with the Merger, effective March 5, 2013, the Company (formerly named “EastBridge Investment Group Corporation”) changed its name to “Cellular Biomedicine Group, Inc.” CBMG BVI was the accounting acquirer and resulted in a reverse merger. The consolidated balance sheet data as of December 31, 2012 and the consolidated statement of operation and comprehensive income data for the year then ended represents the historical financial data of the acquirer - CBMG BVI. CBMG BVI was liquidated on November 25, 2016.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. As of December 31, 2016 and 2015, respectively, cash and cash equivalents include cash on hand and cash in the bank. At times, cash deposits may exceed government-insured limits.

Accounts Receivable

Accounts receivable represent amounts earned but not collected in connection with the Company’s sales as of December 31, 2016 and 2015. Accounts receivable are carried at their estimated collectible amounts.

The Company follows the allowance method of recognizing uncollectible accounts receivable. The Company recognizes bad debt expense based on specifically identified customers and invoices that are anticipated to be uncollectable. At December 31, 2016, allowance of $10,163 was provided for debtors of certain customers as those debts are unrecoverable from customers. No allowance was provided as of December 31, 2015 as the Company was receiving continuous payments and there was no indication of debts unrecoverable from customers.

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

Goodwill and Other Intangibles

Goodwill represents the excess of the cost of assets acquired over the fair value of the net assets at the date of acquisition. Intangible assets represent the fair value of separately recognizable intangible assets acquired in connection with the Company’s business combinations. The Company evaluates its goodwill and other intangibles for impairment on an annual basis or whenever events or circumstances indicate that impairment may have occurred. As of December 31, 2016, the goodwill is $7,678,789, which all derived from the acquisition of Agreen.

As stipulated in ASC 350-20-35-3A, an entity may assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. During the year ended December 31, 2016, the Company ceased its cooperation with the Jihua Hospital (its largest customer) and several agents and was not actively pursuing the fragmented technical services opportunities since the second quarter of 2016. Since then, net sales and revenue significantly decreased accordingly. It considered as triggering event indicating the goodwill impairment test was required at the balance sheet date. The Company therefore proceeded with “Step 1” goodwill impairment test based on ASC 350-20-35-4 thru 35-8A. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. The Company is now prioritizing cancer therapeutic, and focusing the clinical efforts on developing CAR-T technologies, Vaccine, Tcm, and TCR clonality technologies, all long-lived assets (including goodwill) are considered as an asset group under the same reporting unit for the Company’s research and development activities purpose. The Company’s market capitalization as at the balance sheet date would fairly reflect the fair value of the Company’s research and development efforts so as to provide an indication of whether the goodwill is subject to the impairment loss. Our market capitalization exceeds the carrying amount of net assets (including goodwill) of the Company. We considered first step of goodwill impairment test passed and no second step of goodwill impairment test shall be performed to measure the amount of impairment loss. No impairment loss of goodwill is considered to be required as of December 31, 2016.

Other intangibles mainly consists of knowhow, technologies, patent, licenses acquired and purchased software. The Company reviews the carrying value of long-lived assets to be held and used, including other intangible assets subject to amortization, when events and circumstances warrants such a review. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flow from such asset is separately identifiable and is less than its carrying value. No impairment is considered to be required as of December 31, 2016.

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

While we have optimistic plans for our business strategy, we determined that a full valuation allowance was necessary against all net deferred tax assets as of December 31, 2016 and 2015, given the current and expected near term losses and the uncertainty with respect to our ability to generate sufficient profits from our business model.

Recent Accounting Pronouncements

Recent accounting pronouncements that the Company has adopted or may be required to adopt in the future are summarized below.

In January 2017, the FASB issued Accounting Standards Update (“ASU”) No. 2017-04, “Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment” (“ASU 2017-04”), which removes Step 2 from the goodwill impairment test. An entity will apply a one-step quantitative test and record the amount of goodwill impairment as the excess of a reporting unit's carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The new guidance does not amend the optional qualitative assessment of goodwill impairment. A publicly reporting company that is an SEC filer should adopt the amendments in this ASU for its annual or any interim goodwill impairment test in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We are currently evaluating the impact of the adoption of ASU 2017-04 on our consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash” (“ASU 2016-18”), which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments in this ASU do not provide a definition of restricted cash or restricted cash equivalents. The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. We are currently evaluating the impact of the adoption of ASU 2016-18 on our consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”), which addresses the following eight specific cash flow issues: debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies (including bank-owned life insurance policies; distributions received from equity method investees; beneficial interests in securitization transactions; and separately identifiable cash flows and application of the predominance principle. The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. We are currently evaluating the impact of the adoption of ASU 2016-15 on our consolidated financial statements.

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

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). ASU 2014-09 supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605)”, and requires entities to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date” (“ASU 2015-14”) in August 2015. The amendments in ASU 2015-14 defer the effective date of ASU 2014-09. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. Further to ASU 2014-09 and ASU 2015-14, the FASB issued ASU No. 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)” (“ASU 2016-08”) in March 2016, ASU No. 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing” (“ASU 2016-10”) in April 2016, ASU No. 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients” (“ASU 2016-12”), and ASU No. 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers” (“ASU 2016-20”), respectively. The amendments in ASU 2016-08 clarify the implementation guidance on principal versus agent considerations, including indicators to assist an entity in determining whether it controls a specified good or service before it is transferred to the customers. ASU 2016-10 clarifies guideline related to identifying performance obligations and licensing implementation guidance contained in the new revenue recognition standard. The updates in ASU 2016-10 include targeted improvements based on input the FASB received from the Transition Resource Group for Revenue Recognition and other stakeholders. It seeks to proactively address areas in which diversity in practice potentially could arise, as well as to reduce the cost and complexity of applying certain aspects of the guidance both at implementation and on an ongoing basis. ASU 2016-12 addresses narrow-scope improvements to the guidance on collectability, non-cash consideration, and completed contracts at transition. Additionally, the amendments in this ASU provide a practical expedient for contract modifications at transition and an accounting policy election related to the presentation of sales taxes and other similar taxes collected from customers. The amendments in ASU 2016-20 represents changes to make minor corrections or minor improvements to the Codification that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. The effective date and transition requirements for ASU 2016-08, ASU 2016-10, ASU 2016-12 and ASU 2016-20 are the same as ASU 2014-09. We are currently in the process of evaluating the impact of the adoption of ASU 2014-09, ASU 2016-08, ASU 2016-10, ASU 2016-12 and ASU 2016-20 on our consolidated financial statements.

Comparison of Year Ended December 31, 2016 to Years Ended December 31, 2015 and 2014

Although the descriptions in the results of operations below reflect our operating results as set forth in our Consolidated Statement of Operations filed herewith, we are presenting consolidated pro forma information below to reflect the impacts of the business combination as if the transaction had occurred at the beginning of the earliest period presented.
	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014
				Agreen
	CBMG As stated	CBMG As stated	CBMG As stated	Pro forma Adjustment	Pro forma Consolidated
Net sales and revenue	$627,930	$2,505,423	$564,377	$1,198,414	$1,762,791

Operating expenses:
Cost of sales *	860,417	1,880,331	242,215	880,797	1,123,012
General and administrative *	11,670,506	13,068,255	7,875,413	245,911	8,121,324
Selling and marketing *	425,040	709,151	314,894	6,351	321,245
Research and development *	11,475,587	7,573,228	3,146,499	113,635	3,260,134
Impairment of investments	4,611,714	123,428	1,427,840	-	1,427,840
Total operating expenses	29,043,264	23,354,393	13,006,861	1,246,694	14,253,555
Operating loss	(28,415,334)	(20,848,970)	(12,442,484)	(48,280)	(12,490,764)

Other income (expense)
Interest income	78,943	42,220	15,043	318	15,361
Other income (expense)	132,108	630,428	71,982	(147)	71,835
Total other income (expense)	211,051	672,648	87,025	171	87,196
Loss from continuing operations before taxes	(28,204,283)	(20,176,322)	(12,355,459)	(48,109)	(12,403,568)

Income taxes credit (provision)	(4,093)	728,601	-	-	-
Loss from Continuing operations	(28,208,376)	(19,447,721)	(12,355,459)	(48,109)	(12,403,568)

Loss on discontinued operations, net of taxes	-	-	(3,119,152)	-	(3,119,152)

Net loss	$(28,208,376)	$(19,447,721)	$(15,474,611)	$(48,109)	$(15,522,720)
Other comprehensive income (loss):
Cumulative translation adjustment	(743,271)	(307,950)	15,254	963	16,217
Unrealized gain (loss) on investments, net of tax	5,300,633	(1,376,540)	1,611,045	-	1,611,045
Reclassification adjustments, net of tax, in connection with other-than-temporary impairment of investments	(5,557,939)	-	-	-	-
Total other comprehensive income (loss):	(1,000,577)	(1,684,490)	1,626,299	963	1,627,262

Comprehensive loss	$(29,208,953)	$(21,132,211)	$(13,848,312)	$(47,146)	$(13,895,458)

Loss per share for continuing operations:
Basic	$(2.09)	$(1.70)	$(1.43)	$(0.09)	$(1.35)
Diluted	$(2.09)	$(1.70)	$(1.43)	$(0.09)	$(1.35)

Loss per share for discontinued operations:
Basic	$-	$-	$(0.36)	$-	$(0.34)
Diluted	$-	$-	$(0.36)	$-	$(0.34)

Net loss per share:
Basic	$(2.09)	$(1.70)	$(1.79)	$(0.09)	$(1.69)
Diluted	$(2.09)	$(1.70)	$(1.79)	$(0.09)	$(1.69)

Weighted average common shares outstanding:
Basic	13,507,408	11,472,306	8,627,094	555,335	9,182,429
Diluted	13,507,408	11,472,306	8,627,094	555,335	9,182,429

* These line items include the following amounts of non-cash, stock-based compensation expense for the periods indicated:

	Year Ended December 31, 2016	Year Ended December 31, 2015	Year ended Ended December 31, 2014
				Agreen
	CBMG As stated	CBMG As stated	CBMG As stated	Pro forma Adjustment	Pro forma Consolidated

Cost of sales	18,916	144,200	28,972	-	28,972
General and administrative	3,110,237	4,948,375	1,991,047	-	1,991,047
Selling and marketing	56,704	188,579	34,299	-	34,299
Research and development	2,266,560	2,311,283	474,567	-	474,567
	5,452,417	7,592,437	2,528,885	-	2,528,885

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

Results of Operations:

Revenues

				2016 versus 2015		2015 versus 2014
	2016	2015	2014	Change	Percent	Change	Percent
Year ended December 31,	$627,930	$2,505,423	$564,377	$(1,877,493)	(75)%	$1,941,046	344%

Fiscal Year Ended December 31, 2016, Compared to Fiscal Year Ended December 31, 2015

All the revenue was derived from cell therapy technology service for year ended December 31, 2016. The decrease in revenue is the result of prioritizing cancer therapeutic technologies and focusing our clinical efforts on developing CART technologies, Vaccine, Tcm and TCR clonality technologies. As a result of not focusing on the cell therapy technology service revenue, in the second quarter of 2016 the Company ceased its cooperation with the Jihua Hospital and several agents.

Fiscal Year Ended December 31, 2015, Compared to Fiscal Year Ended December 31, 2014

In late 2014, with the acquisition of AG, we started generating revenue from immune-cell therapy technology consulting services. We commenced providing similar immune-cell therapy technology consulting services to several agents/hospitals located in Beijing, Shanghai, Jinin and Anhui, which also contributed to the increase in revenue. All the revenue was derived from technology consulting services for year ended December 31, 2015.

Cost of Sales
				2016 versus 2015		2015 versus 2014
	2016	2015	2014	Change	Percent	Change	Percent
Year ended December 31,	$860,417	$1,880,331	$242,215	$(1,019,914)	(54)%	$1,638,116	676%

Fiscal Year Ended December 31, 2016, Compared to Fiscal Year Ended December 31, 2015

The cost of sales decreased in line with the sales. As fixed costs, such as rental and staff costs etc., accounts for a majority of the cost of sales, the cost of sales didn’t decrease as much as sales.

Fiscal Year Ended December 31, 2015, Compared to Fiscal Year Ended December 31, 2014

The increase in cost of sales was primarily attributable to the increase in revenue from technology consulting services and the inventory provision of $129,000 made in 2015 (2014: zero). The cost was all incurred from the technology consulting services in 2015.

General and Administrative Expenses

				2016 versus 2015		2015 versus 2014
	2016	2015	2014	Change	Percent	Change	Percent
Year ended December 31,	$11,670,506	$13,068,255	$7,875,413	$(1,397,749)	(11)%	$5,192,842	66%

Fiscal Year Ended December 31, 2016, Compared to Fiscal Year Ended December 31, 2015

Decreased expenses in 2016 were primarily attributed to below facts:

●
A decrease in stock-based compensation expense of $1,838,000, which primarily resulted from: i) forfeiture of the options in connection with the resignation of Wei Cao as the CEO of the Company in February 2016 and as director in May 2016. For further details please refer to Item 15 Note 16-Commitments and Contingencies - Service Agreement with Wei (William) Cao in this annual report; ii) the issuance of a large amount of options in the first quarter of 2013, most of which vested over 3 years. With the end of vesting periods, the stock-based compensation expense decreased significantly in 2016; and
●
Offset by an increase in legal, audit and other professional fees of $383,000, which mainly related to the Company’s Registration Statements on Forms S-3 and S-8 filing in 2016.

Fiscal Year Ended December 31, 2015, Compared to Fiscal Year Ended December 31, 2014

Increased expenses in 2015 were associated with increased corporate activities related to the management and the development of our biopharmaceutical business, which were primarily attributed to below facts:

●
An increase in stock-based compensation expense of $3,744,000, which primarily resulted from the new grants and higher fair value of unvested options in 2015 after the Company listed on Nasdaq in June 2014 compared with those unvested options as of December 31, 2014;
●
An increase in payroll of $314,000 in line with the headcount increase in management in 2015;
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
●
An increase in travelling expenses of $166,000; and
●
An increase in legal and other professional services of $101,000.

 Sales and Marketing Expenses

				2016 versus 2015		2015 versus 2014
	2016	2015	2014	Change	Percent	Change	Percent
Year ended December 31,	$425,040	$709,151	$314,894	$(284,111)	(40)%	$394,257	125%

Fiscal Year Ended December 31, 2016, Compared to Fiscal Year Ended December 31, 2015

Decreased expenses in 2016 were primarily attributed to below facts:

●
A decrease in stock-based compensation of $132,000. This mainly resulted from the fact that one sales vice president resigned in April 2016 and part of her options were forfeited; and
●
A decrease in travelling expenses of $51,000, a decrease in market analysis and other professional fees of $68,000 and a decrease in staff cost of $35,000 due to the Company ceased cooperation with hospitals and agents in 2nd quarter 2016.

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

Research and Development Expenses

				2016 versus 2015		2015 versus 2014
	2016	2015	2014	Change	Percent	Change	Percent
Year ended December 31,	$11,475,587	$7,573,228	$3,146,499	$3,902,359	52%	$4,426,729	141%

Fiscal Year Ended December 31, 2016, Compared to Fiscal Year Ended December 31, 2015

Research and development costs increased by approximately $3,902,000 as compared to the year ended December 31, 2015. The increase was primarily attributed to the facts below:

●
An increase in payroll expenses of $1,581,000 in line with the increase of our immunotherapy research and development team. Total headcount of our R&D team increased from 47 as of December 31, 2015 to 81 as of December 31, 2016;
●
An increase in depreciation and amortization of $568,000, which was mainly attributed to the technology obtained from 301 Hospital in June 2015 and newly purchased equipment for immunotherapy research and development;
●
An increase in clinical studies expenditure of $675,000;
●
An increase in raw material consumption of $697,000;
●
An increase in rental expense of $210,000; and
●
An increase in travelling expense of $59,000.

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

Impairment of Investments
				2016 versus 2015		2015 versus 2014
	2016	2015	2014	Change	Percent	Change	Percent
Year ended December 31,	$4,611,714	$123,428	$1,427,840	$4,488,286	3636%	$(1,304,412)	(91)%

Fiscal Year Ended December 31, 2016, Compared to Fiscal Year Ended December 31, 2015

The impairment of investments in 2016 and 2015 is attributed to the recognition of other than temporary impairment on the value of shares in investments. The impairment on investments was primarily attributed to the valuation loss for the stock investment in Arem Pacific Corporation, which share price recently significantly dropped. The stock of ARPC held by us are illiquid restricted shares that are very thinly traded on the OTC Markets, we consider that it indicates the likelihood that the impairment is other-than-temporary.

Fiscal Year Ended December 31, 2015, Compared to Fiscal Year Ended December 31, 2014

The impairment of investments for the year ended December 31, 2014 was attributed to the recognition of other than temporary impairment on the value of shares in one stock. In 2015, with the further decline of its fair value, additional impairment of $123,000 was provided against this stock.

Operating Loss
				2016 versus 2015		2015 versus 2014
	2016	2015	2014	Change	Percent	Change	Percent
Year ended December 31,	$(28,415,334)	$(20,848,970)	$(12,442,484)	$(7,566,364)	36%	$(8,406,486)	68%

The increase in the operating loss for 2016 as compared to 2015 and 2014 was primarily due to changes in revenues, cost of sales, general and administrative expenses and research and development expenses, each of which was described above.

Other Income
				2016 versus 2015		2015 versus 2014
	2016	2015	2014	Change	Percent	Change	Percent
Year ended December 31,	$211,051	$672,648	$87,025	$(461,597)	(69)%	$585,623	673%

Fiscal Year Ended December 31, 2016, Compared to Fiscal Year Ended December 31, 2015

Other income, net for the year ended December 31, 2016 was primarily interest income of $79,000, third party R&D subsidy of $40,000, net foreign exchange gain of $90,000 and government subsidy of $78,000, netting of the charity donation of $78,000.

Other income, net for the year ended December 31, 2015 was primarily a decrease in fair value of accrued expenses for the acquisition of intangible assets of $346,000, government subsidy income of $233,000 and interest income of $42,000. On June 26, 2015, the Company completed its acquisition of the certain license rights to technology and know-how from Blackbird and entered into an assignment and assumption agreement to acquire all of Blackbird’s right, title and interest in and to the exclusive worldwide license to a CD40LGVAX vaccine from the University of South Florida. According to the Asset Purchase Agreement, by and among the Company, Blackbird and its principals, 28,120 shares of Company common stock were issued as part of the consideration of this transaction. In addition, 18,747 shares of Company common stock (equal to $700,000 based on the 20-day volume-weighted average price of the Company’s stock on the closing date) will be delivered to Blackbird on the 6 month anniversary of the closing date upon satisfaction of certain conditions. Those shares were finally issued in November 2015 with unanimous consent of the Board. Above shares were revalued according to the fair market value as of issuance date and resulted in the other income of $346,000.

Fiscal Year Ended December 31, 2015, Compared to Fiscal Year Ended December 31, 2014

Other income, net for the year ended December 31, 2015 was primarily a decrease in fair value of accrued expenses for the acquisition of intangible assets of $346,000, government subsidy income of $233,000 and interest income of $42,000.

Other income, net for year ended December 31, 2014 consisted primarily of lease subsidy income, foreign exchange gains and losses on transactions in our biopharmaceutical segment.

Income Tax (Expenses) Credit

				2016 versus 2015		2015 versus 2014
	2016	2015	2014	Change	Percent	Change	Percent
Year ended December 31,	$(4,093)	$728,601	$-	$(732,694)	(101)%	$728,601	N/A

Fiscal Year Ended December 31, 2016, Compared to Fiscal Year Ended December 31, 2015

While we have optimistic plans for our business strategy, we determined that a valuation allowance was necessary given the current and expected near term losses and the uncertainty with respect to our ability to generate sufficient profits from our business model. Therefore, we established a valuation allowance for deferred tax assets other than the extent of the benefit from other comprehensive income. Income tax credit for the year ended December 31, 2016 all represents US state tax.

Fiscal Year Ended December 31, 2015, Compared to Fiscal Year Ended December 31, 2014

Income tax expense in 2015 mainly included the current income tax credit of $733,000 as tax losses incurred in U.S. group companies for year ended December 31, 2015.

Loss from Continuing Operations

				2016 versus 2015		2015 versus 2014
	2016	2015	2014	Change	Percent	Change	Percent
Year ended December 31,	$(28,208,376)	$(19,447,721)	$(12,355,459)	$(8,760,655)	45%	$(7,092,262)	57%

Changes in loss from continuing operations were primarily attributable to changes in operating loss as described above.

Loss from Discontinued Operations

				2016 versus 2015		2015 versus 2014
	2016	2015	2014	Change	Percent	Change	Percent
Year ended December 31,	$-	$-	$(3,119,152)	$-	N/A	$3,119,152	(100)%

Fiscal Year Ended December 31, 2016 and 2015, Compared to Fiscal Year Ended December 31, 2014

Change in loss on discontinued operations was attributable to our decision to terminate this Consulting business segment in 2014 and therefore there was no profit or loss from discontinued operations in 2015 and 2016.

Net Loss

				2016 versus 2015		2015 versus 2014
	2016	2015	2014	Change	Percent	Change	Percent
Year ended December 31,	$(28,208,376)	$(19,447,721)	$(15,474,611)	$(8,760,655)	45%	$(3,973,110)	26%

Changes in net loss were primarily attributable to changes in operations of our biopharmaceutical segment and the discontinued consulting segment, each of which was described above.

Comprehensive Loss
				2016 versus 2015		2015 versus 2014
	2016	2015	2014	Change	Percent	Change	Percent
Year ended December 31,	$(29,208,953)	$(21,132,211)	$(13,848,312)	$(8,076,742)	38%	$(7,283,899)	53%

Fiscal Year Ended December 31, 2016, Compared to Fiscal Year Ended December 31, 2015

Comprehensive net loss for 2016 includes unrealized net gain on investments of approximately $5,301,000, reclassification adjustments, net of tax, of approximately $5,558,000, in connection with other-than-temporary impairment of investments and a currency translation net loss of approximately $743,000 combined with the changes in net loss. The unrealized gain and reclassification adjustments on investments were primarily attributed to the valuation change for the stock investment in ARPC.

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

Share-Based Compensation

Share-based compensation totaled $5.5 million in 2016 ($7.6 million in 2015 and $2.5 million in 2014). Share-based compensation was included in cost of sales and operating expenses.

As of December 31, 2016, unrecognized share-based compensation costs and the weighted average periods over which the costs are expected to be recognized were as follows:

	Shares	Unrealised Share-Based Compensation Costs	Weighted Average Period
Non-vested stock options	613,663	$6,264,211	1.21 year
Non-vested restricted stock	54,307	$1,049,174	1.26 year

LIQUIDITY AND CAPITAL RESOURCES

We had working capital of $38,328,048 as of December 31, 2016 compared to $13,675,034 as of December 31, 2015. Our cash position increased to $39,252,432 at December 31, 2016 compared to $14,884,597 at December 31, 2015, as we had an increase in cash generated from financing activities due to a private placement financing in 2016 for aggregate net proceeds of approximately $42,437,000, partially offset by an increase in cash used in operating and investing activities.

Net cash provided by or used in operating, investing and financing activities from continuing operations were as follows (in thousands):

Net cash used in operating activities was approximately $15,868,000, $11,751,000 and $9,721,000 for the years ended December 31, 2016, 2015 and 2014, respectively. The following table reconciles net loss to net cash used in operating activities:

				2016 versus 2015	2015 versus 2014
For year ended December 31,	2016	2015	2014	Change	Change
Net loss	$(28,208,376)	$(19,447,721)	$(15,474,611)	$(8,760,655)	$(3,973,110)
Income statement reconciliation items	12,596,060	9,595,098	7,100,381	3,000,962	2,494,717
Changes in operating assets, net	(255,419)	(1,898,475)	(1,346,662)	1,643,056	(551,813)
Net cash used in operating activities	$(15,867,735)	$(11,751,098)	$(9,720,892)	$(4,116,637)	$(2,030,206)

The 2016 change in operating assets and liabilities was primarily due to an increase in prepaid expenses and long-term prepaid expenses, net of the decrease in accounts receivable and inventory. The 2015 change in operating assets and liabilities was primarily due to an increase in accounts receivables, long-term prepaid expenses combined with decreased tax payables and non-current liabilities partially offset by an increase in accrued expenses.

Net cash used in investing activities was approximately$2,733,000, $7,702,000and $1,806,000 for the years ended December 31, 2016, 2015 and 2014, respectively. These amounts were the result of acquisition of business, purchases of fixed assets and intangible assets.

Cash provided by financing activities was approximately $43,286,000, $19,647,000 and $19,110,000 for the years ended December 31, 2016, 2015 and 2014, respectively. These amounts were mainly attributable to the proceeds received from the issuance of common stock and exercise of stock options.

Liquidity and Capital Requirements Outlook

Excluding any potential sponsorship of a CD40LGVAX Trial in the U.S. and other regions outside of China CD40LGVAX Trial, we anticipate that the Company will require approximately $33 million in cash to operate as planned in the coming 12 months. Of this amount, approximately $24 million will be used to operate our facilities and offices, including but not limited to payroll expenses, rent and other operating costs, and to fund our research and development as we continue to develop our products through the clinical study process. Approximately $9 million will be used as capital expenditure in machinery, equipment and facilities to expand our immune cell therapy business and CAR-T research and development, although we may revise these plans depending on the changing circumstances of our biopharmaceutical business.

We expect to rely on current cash balances that we hold to provide for these capital requirements. We do not intend to use, and will not rely on our holdings in securities to fund our operations.  One of our stocks held, Arem Pacific Corporation, has a declared effective S-1 prospectus which relates to the resale of up to 13,694,711 shares of common stock, inclusive of the 8,000,000 shares held by the Company. However, the shares offered by this filing may only be sold by the selling stockholders at $0.05 per share until the shares are quoted on the OTCQB® tier of OTC Markets or an exchange. Another one of our stocks held, Wonder International Education & Investment Group Corporation (“Wonder”), is delisted.  We do not know whether we can liquidate our 8,000,000 shares of Arem Pacific stock or the 2,057,131 shares of Wonder stock or any of our other portfolio securities, or if liquidated, whether the realized amount will be meaningful at all. As a result, we have written down above stocks to their fair value.

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

Our medium to long term capital needs involve the further development of our biopharmaceutical business, and may include, at management’s discretion, new clinical trials for other indications, strategic partnerships, joint ventures, acquisition of licensing rights from new or current partners and/or expansion of our research and development programs. Furthermore, as our therapies pass through the clinical trial process and if they gain regulatory approval, we expect to expend significant resources on sales and marketing of our future products, services and therapies.

In order to finance our medium to long-term plans, we intend to rely upon external financing. This financing may be in the form of equity and or debt, in private placements and/or public offerings, or arrangements with private lenders. Due to our short operating history and our early stage of development, particularly in our biopharmaceutical business, we may find it challenging to raise capital on terms that are acceptable to us, or at all. Furthermore, our negotiating position in the capital raising process may worsen as we consume our existing resources. Investor interest in a company such as ours is dependent on a wide array of factors, including the state of regulation of our industry in China (e.g. the policies of MOH and the CFDA), the U.S. and other countries, political headwinds affecting our industry, the investment climate for issuers involved in businesses located or conducted within China, the risks associated with our corporate structure, risks relating to our partners, licensed intellectual property, as well as the condition of the global economy and financial markets in general. Additional equity financing may be dilutive to our stockholders; debt financing, if available, may involve significant cash payment obligations and covenants that restrict our ability to operate as a business; our stock price may not reach levels necessary to induce option or warrant exercises; and asset sales may not be possible on terms we consider acceptable. If we are unable to raise the capital necessary to meet our medium- and long-term liquidity needs, we may have to delay or discontinue certain clinical trials, the licensing, acquisition and/or development of cell therapy technologies, and/or the expansion of our biopharmaceutical business; or we may have to raise funds on terms that we consider unfavorable.

Off-Balance Sheet Transactions

We do not have any off-balance sheet arrangements except the lease and capital commitment described in “Contractual Obligations” below.

Contractual Obligations

We have various contractual obligations that will affect our liquidity. The following table sets forth our contractual obligations as of December 31, 2016.

	Payments due by period
Contractual Obligations		Less than	2-3	3-5	More than
	Total	1 year	years	years	5 years
Capital Commitment	$1,451,278	$1,355,285	$95,993	$-	$-
Operating Lease Obligations	2,942,756	965,885	1,178,111	361,453	437,307
Total	$4,394,034	$2,321,170	$1,274,104	$361,453	$437,307

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

The following table details the Company’s exposure as of December 31, 2016 to currency risk arising from recognised assets or liabilities denominated in a currency other than the functional currency of the entity to which they relate. For presentation purposes, the amounts of the exposure are shown in USD translated using the spot rate as of December 31, 2016. Differences resulting from the translation of the financial statements of entities into the Company’s presentation currency are excluded.

	Exposure to foreign currencies (Expressed in USD)
	As of December 31, 2016
	RMB	USD
Cash and cash equivalents	892,709	1,511,512

Net exposure arising from recognised assets and liabilities	892,709	1,511,512

The following table indicates the instantaneous change in the Company’s net loss that would arise if foreign exchange rates to which the Company has significant exposure at the end of the reporting period had changed at that date, assuming all other risk variables remained constant.

	As of December 31, 2016
	increase/(decrease) in foreign exchange rates	Effect on net loss (Expressed in USD)

RMB (against USD)	5%	(30,940)

	-5%	30,940

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

None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Our disclosure controls and procedures are designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our principal executive officer and principal financial officer by others within our organization. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2016 to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2016.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2016. Our internal control over financial reporting as of December 31, 2016, has been audited by BDO China, an independent registered public accounting firm, as stated in its report, which is included herein.

Changes in Internal Control over Financial Reporting

During the year ended December 31, 2016, there were no changes in our internal control over financial reporting that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

The Company undertook an in-depth process (the “Zhiyuan Project”) to improve its control procedures in September 2015. The purpose of this project was to improve the efficiency of the business and enhance compliance so that all approval processes could be traced in the new system and users could track the progress and status of each application. Phase I of the Zhiyuan Project replaced existing manual controls over procurement, payment processes with IT controls and enhanced other controls over other processes, such as expense claimand contract review. Documentation was also enhanced. The Phase I work was completed in November 2015. The Company also completed Phase II of the Zhiyuan project in January 2017, which focused on enhancing the asset management processes, project management processes and other processes.

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

Set forth below is information regarding the Company's current directors and executive officers as of the date of this report. The executive officers serve at the pleasure of the Board of Directors.

Effective February 3, 2017, Richard Wang resigned as the Company’s Chief Operating Officer. As a result, although he is not listed as a current officer below, as a “named executive officer” (as such term is defined in Item 402 of Regulation SK promulgated under the Exchange Act, the terms of his compensation is disclosed herein.

The directors are divided into three classes and serve three year terms, as follows:

Class	Term
Class I
Class I directors serve for a term of three years, and are elected by the stockholders at the beginning of each term. The next full 3-year term for Class I directors extends from the date of the 2016 annual meeting to the date of the 2019 annual meeting.

Class II
Class II directors serve for a term of three years, and are elected by the stockholders at the beginning of each term. The next full 3-year term for Class II directors extends from the date of this year’s Annual Meeting of stockholders in 2017 to the date of the 2020 annual meeting.

Class III
Class III directors serve for a term of three years, and are elected by the stockholders at the beginning of each term. The next full 3-year term for Class III directors extends from the date of the 2018 annual meeting to the date of the 2021 annual meeting.

              There are no family relationships between any of our directors or executive officers. There is no arrangement or understanding between any of the directors or officers of the Company and any other person pursuant to which any director or officer was or is to be selected as a director or officer, and there is no arrangement, plan or understanding as to whether non-management stockholders will exercise their voting rights to continue to elect the current directors to the Company’s Board. Except for the board observer seat granted to Wuhan Dangdai as a condition of its $43.3 million investment in the Company, there are no arrangements, agreements or understandings between non-management stockholders that may directly or indirectly participate in or influence the management of the Company’s affairs. There are no agreements or understandings for any officer or director to resign at the request of another person, and none of the officers or directors are acting on behalf of, or will act at the direction of, any other person..

Name	Age	Position	Term
Wen Tao (Steve) Liu	61	Director	Class III
Hansheng Zhou (2)	53	Independent Director	Class I
Tony (Bizuo) Liu	52	Chief Executive Officer and Chief Financial Officer	Class II
Chun Kwok Alan Au (1)(3)	44	Independent Director	Class II

Gang Ji (2)	42	Independent Director	Class II
Terry A. Belmont (1)(2)(3)	71	Chairman of the Board and Independent Director	Class I
Nadir Patel (1)(3)	46	Independent Director	Class III
Yihong Yao	49	Chief Scientific Officer	N/A
Andrew Chan	59	Secretary and Senior Vice President	N/A

(1) Member of Audit Committee
(2) Member of Compensation Committee
(3) Member of Nominating and Corporate Governance Committee

 The following is a brief description of the business experience during the past five years of each of the above-named persons:

Bizuo (Tony) Liu, Chief Executive Officer, Chief Financial Officer and Director

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

Wen Tao (Steve) Liu, Director

Wen Tao (Steve) Liu has been a director of the Company since October 2013. Dr. Liu has over 30 years of professional career encompassing biomedicine, clean energy and semiconductor industries. He has led multi-national businesses as well as entrepreneurial companies, with a proven track record of delivering financial results and shareholder value. He served on board of directors of various public and private companies in the United States, China, Hong Kong, Canada, and Australia. Dr. Liu previously served as Chairman and CEO of Cellular Biomedicine Group Inc. In October 2013, he transitioned to the role of Executive Chairman of the Board and, in February 2016, to the role of director and strategic advisor to CBMG’s management. Prior to CBMG, Dr. Liu served as President and CEO of Seeo Inc. from July 2010 to Feb 2012, and as director to Aug 2015 where he led a team of scientists and entrepreneurs for the development of solid-state lithium ion battery for electric vehicles and smart grid applications. Under his leadership, Seeo received multiple funding from Department of Energy and venture capital firms. Seeo was elected to Global Cleantech 100 and top Energy Technology Startups in 2011. Before that, Mr. Liu worked 25 years in semiconductor industry. From 2003 to 2009, he was President and CEO of Shanghai Huahong NEC Electronics Company (now HHGRACE), for which he received the White Magnolia Award from Shanghai Government for his contribution to international collaboration and economic development of the city. From 1989 to 2002, he was Vice President and GM of Peregrine Semiconductor, Vice President and GM of Integrated Device Technology, Vice President and General Manager of Quality Semiconductor and Managing Director of Quality Semiconductor Australia. Mr. Liu served Cypress Semiconductor in various engineering capacity from 1984 to 1989. Mr. Liu earned a Bachelor’s degree in Chemistry from Nanjing University, Nanjing China. He holds a Doctorate in Physical Chemistry from Rensselaer Polytechnic Institute, Troy New York. In considering Dr. Liu’s eligibility to serve on the Board, the Board considered Dr. Liu’s board experience as well as his prior experience as a leader and executive officer. .

Hangsheng Zhou – Director

Dr. Zhou has been a director of the Company since July 2016. Dr. Zhou is a well-respected and seasoned executive with over 28 years of experience in the science and technology industries in China. He currently serves as Chief Executive Officer and Chairman of Wuhan Dangdai Science & Technology Industries Group Co., Ltd. (“Wuhan Dangdai”), a China based privately held conglomerate with a substantial medical and pharmaceutical portfolio in China. Dr. Zhou previously served as Chief Financial Officer and Managing Director of Wuhan Humanwell Healthcare Group Co., Ltd. He holds a bachelor’s degree in Cell Biology and masters in Animal Biology from Wuhan University and has also earned his PhD degree in Applied Chemistry from Beijing Institute of Technology. Dr. Zhou is a member of the Company’s Compensation Committee. In considering Dr. Zhou’s eligibility to serve on the Board, the Board considered his leadership experience in managing both large pharmaceutical company in China and multinationals in substantially similar industries.

Chun Kwok Alan Au - Director

Alan was served as a member of our Board since November 2014. He currently serves as a member of the Audit Committee and Chair of the Nomination Committee.

Alan has over 15 years of experience across healthcare investment banking, private equity and venture capital investments in Asia/China. He is Founder/Managing Partner at GT Healthcare Group, a private equity fund focusing on cross border healthcare investments.

Alan is an Adviser to Simcere Pharmaceutical Group, a leading pharmaceutical company in China (previously listed on NYSE:SCR, privatized in Dec 2013, when Alan was Chairman of the Special Committee on the Board of Directors). He was also a member of the Board, Audit Committee and Compensation Committee of China Nepstar Chain Drugstore Ltd. (NYSE: NPD, privatized in Sep 2016) from 2013 to 2016. Alan also serves as a panel member for the Entrepreneur Support Scheme (ESS Program) of the Innovation and Technology Fund of the Hong Kong SAR Government since 2014.

Before that, Alan was Head of Asia Healthcare Investment Banking of Deutsche Bank Group, advising healthcare IPOs and M&A in the region between 2011 and 2012. Prior to that, he was Executive Director at JAFCO Asia Investment Group, responsible for healthcare investments in China from 2008 to 2010, and Investment Director at Morningside Group, responsible for healthcare investments in Asia from 2000 to 2005. From 1995 to 1999, Mr. Au worked at KPMG and KPMG Corporate Finance Ltd., responsible for regional M&A transactions and financial advisory services.

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

Terry A. Belmont – Chairman of the Board and Director

Mr. Belmont has been serving CBMG as an Independent Director since December 2013 and as Vice Chairman of the Board from March 2015 to January 2016, when he was elected to serve as Chairman of the Board. He also serves as a member of the Audit Committee and Chair of the Compensation Committee.

Mr. Belmont has over 20 years of experience in leading major academic and non-academic medical centers and healthcare entities with multi-campus responsibility. Since 2009, Mr. Belmont has overseen UC Irvine Medical Center, the main campus of UC Irvine Health, in Orange, Calif., and its licensed ambulatory facilities in Orange, Irvine, Costa Mesa, Anaheim and Santa Ana. Since his arrival in 2009, Mr. Belmont has led several expansion and renovation projects. He helped open the state-of the-art UC Irvine Douglas Hospital and led the development of a patient-centered healing garden and a 7-story clinical laboratory building. Mr. Belmont launched a 10-year facility master planning project for facility development at UC Irvine Medical Center and clinics throughout Orange County. Prior to joining UC Irvine Medical Center, Mr. Belmont served as CEO of Long Beach Memorial Medical Center and Miller Children’s Hospital from 2006-2009. He has also served as president and chief executive officer in several entities, including St. Joseph Hospital of Orange, Pacific Health Resources, California Hospital Medical Center and HealthForward.

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

Nadir Patel – Director

Mr. Patel has served as an independent Director of the Company since July 2014. Mr. Patel is a senior Canadian diplomat currently serving in India. He previously held the position of Chief Financial Officer for Canada’s Department of Foreign Affairs, Trade and Development, which included the responsibilities of strategic planning, corporate finance and operations, risk management and performance. Mr. Patel has previously served as Canada’s Consul General in Shanghai, promoting trade and investment between Canada and China, as well as Canada’s Chief Air Negotiator where he negotiated bilateral treaties on behalf of the Canadian government.  Mr. Patel also served on the Board of Governors of the International Development Research Centre (and on its Audit and Finance Committee), as well as the Advisory Board of Wilfrid Laurier University’s School of Business and Economics. He has a Master of Business Administration (MBA) from New York University’s Stern School of Business, the London School of Economics and Political Science, and the HEC Paris School of Management.  In considering Mr. Patel’s eligibility to serve on the Board, the Board considered his financial expertise, international experience, and knowledge of corporate governance practices through his past participation on public sector Boards. Mr. Patel serves as Chair of the Audit Committee and as a member of the Nominating and Governance Committee for CBMG.

Gang Ji – Director

Mr. Ji has been a director of the Company since October 2016. Mr. Ji has sixteen years of experience in finance and investment. He has been serving as Vice President of Ant Financial since January 2016 responsible for global strategic investments of Ant Financial. Before joining Ant Financial, he served Alibaba Group as Vice President responsible for strategic investment for seven years. Prior to joining Alibaba, Mr. Ji worked for several venture capital funds and also served as an auditor of KPMG. He currently serves as a director of Asia Game Technology Ltd., a company listed on the Hong Kong Stock Exchange (HKEX: 8279) as well as several private technology companies. Mr. Ji holds a bachelor’s degree in international business management from University of International Business and Economics (Beijing). He currently serves on the Company’s Compensation Committee. In considering Mr. Ji’s eligibility to serve on the Board, the Board considered Mr. Ji’s board experience, leadership, extensive accounting and financial control background, venture capital tenure as well as multinational corporate executive management experience in a highly regulated industry.

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

Andrew Chan – Secretary and Senior Vice President

Mr. Chan served as Senior Vice President of Corporate Business Development since January 2014, and was appointed Secretary in September 2016. He previously served as Secretary and Chief Financial Officer from February 2011 to January 2014. From 2003 until 2011, Mr. Chan was with Jazz Semiconductor and held various management roles focusing on business operations, business and corporate development. Prior to 2003, Mr. Chan was Vice President of Business Operations and Supply Chain Management for Mindspeed Technologies. In 2000, Mr. Chan served as Vice President of Supply Chain Management at Conexant Systems. Mindspeed and Jazz were spin-offs of Conexant. Previously, Mr. Chan’s focus was in aviation and aerospace services. He served in diverse technical and operations management roles at Eastern Airlines, Continental Express and at Allied Signal (now called Honeywell) as Sr. Director of Strategic Business Development. Mr. Chan earned a B.S. degree in Management from Embry Riddle Aeronautical University and an MBA with specialization in Computer System Management and Operations Research from Nova University. He also holds a Jurisprudence Doctorate (J.D.) degree from South Texas College of Law.

Board Committees

On February 20, 2013, the Board authorized formation of an audit committee, compensation committee and nominating committee and on March 12, 2013 adopted charters.  Our independent directors have been appointed to these committees as follows:

Name	Audit Committee	Compensation Committee	Nominating & Corporate Governance Committee
Nadir Patel	Chair		X
Terry A. Belmont	X	Chair	X
Gang Ji		X
Chun Kwok Alan Au	X		Chair
Hansheng Zhou		X

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

Audit Committee

The Audit Committee consists of Chun Kwok Alan Au,, Terry A. Belmont and Nadir Patel (serving as Chairman), each of whom are “independent” as defined under section 5605 (a)(2) of the NASDAQ Listing Rules.  In addition, the Board has determined that each member of the Audit Committee qualifies as an “audit committee financial expert” as defined in the rules of the Securities and Exchange Commission (SEC).  The Audit Committee operates pursuant to a charter, which can be viewed on our website at www.cellbiomedgroup.com (under “Investor Relations”).  The Audit Committee is expected to convene regular meetings following the Annual Meeting.  The role of the Audit Committee is to:

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

Compensation Committee

The Compensation Committee consists of Terry Belmont (serving as Chairman), Hansheng Zhou and Gang Ji, each of whom is “independent”as defined in section 5605(a)(2) of the NASDAQ Listing Rules. The Compensation Committee is expected to convene regular meetings after the Annual Meeting. The role of the Compensation Committee is to:

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

A copy of the charter of the Compensation Committee is available on our website at www.cellbiomedgroup.com (under “Investor Relations”).

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

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee, or the “Governance Committee”, consists of Alan Au (serving as Chairman), Nadir Patel and Terry Belmont and Mr. Au acting as Chairman, each of whom is “independent” as defined in section 5605(a)(2) of the NASDAQ Listing Rules. The Governance Committee is expected to convene regular meetings following the Annual Meeting. The role of the Governance Committee is to:

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

A copy of the charter of the Governance Committee is available on our website at www.cellbiomedgroup.com (under “Investor Relations”).

Policy with Regard to Stockholder Recommendations

The Governance Committee does not presently have a policy with regard to consideration of any director candidates recommended by our stockholders. No stockholder (other than members of the Governance Committee) has recommended a candidate to date.

Director Qualifications and Diversity

The Board seeks independent directors who represent a diversity of backgrounds and experiences that will enhance the quality of the Board’s deliberations and decisions.  Candidates should have substantial experience with one or more publicly traded companies or should have achieved a high level of distinction in their chosen fields.  The Board is particularly interested in maintaining a mix that includes individuals who are active or retired executive officers and senior executives, particularly those with experience in biopharmaceutical, medical and drug regulation in China, intellectual property, early-stage companies, research and development, strategic planning, business development, compensation, finance, accounting and banking.

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

The current director candidates, Tony Liu, Alan Au and Gang Ji, were recommended by management and nominated by the full board of directors.

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

We believe that all of the Company's executive officers, directors and 10% stockholders have timely complied with their filing requirements during the year ended December 31, 2016, except that Wei Cao inadvertently reported late one acquisition and one disposition of common stock transpired in 2016, Terry Belmont inadvertently did not file his Form 5 in 2016.

Code of Business Conduct and Ethics

We have adopted a code of ethics, which applies to all our directors, officers and employees and comprises written standards that are reasonably designed to deter wrongdoing and to promote the behavior described in Item 406 of Regulation S-K promulgated by the SEC. A copy of our “Code of Business Conduct and Ethics for Officers, Directors and Employees” is available on our website at www.cellbiomedgroup.com (under “Investor Relations/Corporate Governance”). In the event that we make any amendments to, or grant any waivers of, a provision of our Code of Business Conduct and Ethics for Officers, Directors and Employees that applies to the principal executive officer, principal financial officer or principal accounting officer that requires disclosure under applicable SEC rules, we intend to disclose such amendment or waiver and the reasons therefor in a Form 8K or in our next periodic report..

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

Review, Approval or Ratification of Transactions with Related Persons

The Board of Directors reviews issues involving potential conflicts of interest, and reviews and approves all related party transactions, including those required to be disclosed as a “related party” transaction under applicable federal securities laws. The Board has not adopted any specific procedures for conducting reviews of potential conflicts of interest and considers each transaction in light of the specific facts and circumstances presented. However, to the extent a potential related party transaction is presented to the Board, the Company expects that the Board would become fully informed regarding the potential transaction and the interests of the related party, and would have the opportunity to deliberate outside of the presence of the related party. The Company expects that the Board would only approve a related party transaction that was in the best interests of, and fair to, the Company, and further would seek to ensure that any completed related party transaction was on terms no less favorable to the Company than could be obtained in a transaction with an unaffiliated third party.

Board Leadership Structure and Risk Oversight

The Chairman of the Board, who is a different individual from the Chief Executive Officer, presides at all meetings of the Board. The Chairman is appointed on an annual basis by majority vote of the directors, excluding the vote of the appointee.

Enterprise risks are identified and prioritized by management and each prioritized risk is assigned to a Board committee or the full Board for oversight as follows:

Full Board - Risks and exposures associated with strategic, financial and execution risks and other current matters that may present material risk to our operations, plans, prospects or reputation.

Audit Committee - Risks and exposures associated with financial matters, particularly financial reporting, tax, accounting, disclosure, internal control over financial reporting, financial policies, investment guidelines and credit and liquidity matters.

Nominating and Corporate Governance Committee – Risks and exposures relating to corporate governance and management and director succession planning.

Compensation Committee - Risks and exposures associated with leadership assessment, and compensation programs and arrangements, including incentive plans.

ITEM 11.    EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth for the years ended December 31, 2016, 2015, and 2014 compensation awarded to, paid to, or earned by, Steve Liu (our former President and Chairman of the Board), William Cao (our former CEO), Bizuo (Tony) Liu (our current CEO and CFO), Andrew Chan (our former CFO, Senior Vice President, Corporate Business Development and Secretary), Richard L Wang (our former COO) and Yihong Yao (our CSO).

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Wen Tao (Steve) Liu, Director, Former President and Chairman of the Board (1)	2016	15,341	-	-	-	-	-	68,274	83,615
	2015	150,000	-	-	697,860	-	-	-	847,860
	2014	200,004	-	37,727	-	-	-	-	237,731
Wei (William) Cao, Former Director, Former Chief Executive Officer (1)	2016	24,834	-	-	-	-	-	75,000	99,834
	2015	247,717	-	-	4,723,010	-	-	-	4,970,727
	2014	225,000	-	-	-	-	-	-	225,000
Bizuo (Tony) Liu, Chief Executive Officer, Chief Financial Officer and Director (2)	2016	240,000	-	-	637,240	-	-	23,017	900,257
	2015	226,750	-	-	3,507,780	-	-	-	3,734,530
	2014	155,491	-	-	1,141,712	-	-	-	1,297,203
Andrew Chan, Senior Vice President, Corporate Business Development, Company Secretary (2)	2016	242,584	80,000	-	206,700	-	-	26,015	555,299
	2015	228,338	61,217	-	-	-	-	-	289,555
	2014	220,006	-	46,200	209,625	-	-	-	475,831
Richard L. Wang, Chief Operating Officer (2)	2016	225,000	41,664	-	137,800	-	-	14,126	418,590
	2015	128,461	-	590,800	659,100	-	-	-	1,378,361
	2014	-	-	-	-	-	-	-	-
Yihong Yao, Chief Scientific Officer (2)	2016	250,000	30,648	-	137,800	-	-	23,985	442,433
	2015	116,045	-	613,865	490,000	-	-	-	1,219,910
	2014	-	-	-	-	-	-	-	-

(1)
In January 2016, the Company and each of William Cao and Steve Liu mutually agreed not to renew their employment agreements at the end of their respective terms. The Company then entered into consulting agreements with William Cao and Steve Liu respectively, which became effective as of February 7, 2016. These consultation fees are included as all other compensation in above table. Details of the consulting agreement could be referred to the NOTE 13 – COMMITMENTS AND CONTINGENCIES in 10Q filing dated May 9, 2016.

(2)
All other compensation of these officers represents health insurance expenses.

(3)
Salary, bonus and all other compensation included above are on a cash basis. Pursuant to the Compensation Committee’s January 20, 2017 meeting and the Board’s Executive Session on January 21, 2017 the Board has granted the following compensation and awards for 2016.

	Cash bonus for 2016 ($)	Shares of options granted as 2016 bonus (note)	Note

Bizuo (Tony) Liu	100,000	30,000	1

Andrew Chan	80,000	15,000	2

Yihong Yao	75,000	-

Richard Wang	50,000	-

Note 1: These non-qualified options with exercise price of $12.55 were all granted on January 21, 2017 and vested immediately on the grant date.

Note 2: These non-qualified options with exercise price of $12.55 were all granted on January 20, 2017 and vested immediately on the grant date.

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

In February 2016, the Board elected Bizuo (Tony) Liu to serve as Chief Executive Officer of the Company. In connection with Mr. Liu’s election, the Company entered into an employment agreement (the “Agreement”) with Mr. Liu on April 11, 2016, the terms of which are effective retroactive to February 7, 2016. Pursuant to the Agreement, Mr. Liu will receive an annual base salary of $240,000 and, commencing with the end of the calendar year during his first year of employment, shall be eligible for an annual cash bonus.  Such annual salary and bonus eligibility will be reviewed annually by the Board and its compensation committee and may be changed in the sole direction of the Board and/or its compensation committee.  In addition, Mr. Liu will be granted 120, 000 options under the Company’s 2014 Equity Incentive Plan.

The term of the Agreement is effective as of February 7, 2016 for a period of one year (the “Initial Term”) which will be renewed automatically for another one year term (the “First Renewal Term”) unless the Company provides Mr. Liu with 90 days’ notice of non-renewal prior to the expiration of the Initial Term.  After the First Renewal Term, the Agreement shall be renewed automatically for another one year term unless the Company provides Mr. Liu with 90 days’ notice of non-renewal prior to the expiration of the First Renewal Term, provided that in no event shall the Agreement remain in effect past February 6, 2019.

The agreement could not be terminated by either party during the Initial Term except upon Mr. Liu’s death, disability or for cause. "Cause," as defined in the agreement, includes, but is not limited to: (1) conviction for or pleading of felony, (2) misappropriation of company assets, (3) willful violation of company policy or a directive of the Board and (4) failure to perform duties. The Company may terminate for cause with a 3-day advance written notice. Upon termination by the Company for cause, the Company will have no obligation to provide Mr. Liu with any form of severance or any other benefits, except as may be required by COBRA. If Mr. Liu’s employment is terminated by the Company for reasons other than his death, disability or for cause after February 6, 2017, the Company will pay Mr. Liu severance in the amount equal to his base salary and, subject to Mr. Liu’s election to receive COBRA, his COBRA premiums during the twelve month period commencing with continuation coverage following the month in which the date of termination occurs.

On January 20, 2017, the Compensation Committee met and deliberated a new retention plan with long-term incentives as recommended by the CEO for eight key management executives. Besides Mr. Tony Liu, Mr. Yihong Yao and Mr. Andrew Chan, the retention plan also included five management executives in the LTIP. On January 21, 2017, the Board ratified the Compensation Committee’s recommendation to implement the retention plan, pursuant to which the Company will enter into a new four-year employment agreement with each of the eight key management executives.  It was approved that the new agreement terms would include customary change of control provisions and a four-year long-term incentive award under the 2014 Incentive Plan, comprised of:

1.Stock Price Sensitive Performance RSU awards (“Performance RSUs”) to be vested and delivered in 2021; and
2.Time Sensitive RSUs and Stock Options, which vest monthly vesting over 48 months.

At the January 20, 2017 meeting and as ratified by the Board on January 21, 2017, the Compensation Committee determined that Mr. Tony Liu would receive an annual base salary of $300,000 and would be granted 240,000 shares of Performance RSUs and 120,000 shares in each of the Time Sensitive RSUs and Stock Options.

On the recommendation of the CEO, and as approved by the Compensation Committee, it was determined that Mr. Yihong Yao would be granted 27,000 shares of Performance RSUs and 26,500 shares in each of the Time Sensitive RSUs and Stock Options and Mr. Andrew Chan would receive an annual base salary of $240,000 and will be granted 24,000 shares of Performance RSUs and 23,000 shares in each of the Time Sensitive RSUs and Stock Options.

On March 3, 2017, the Company amended and restated its existing employment agreements (each, a “2017 Employment Agreement”) with each of Tony Liu, Andrew Chan and Yihong Yao. In addition to the compensation terms ratified by the Board or Compensation Committee and discussed above, the 2017 Employment Agreements amended certain terms of each officer’s prior employment agreement, including but not limited to the duration of such officer’s employment, and the conditions of such officer’s termination, non-competition and non-solicitation provisions. Each 2017 Employment Agreement has a term of four years starting from the agreement date (“Initial Employment Term”). At the end of the Initial Employment Term and on each succeeding anniversary of the 2017 agreement date, and subject to earlier termination set forth under the agreement, the term of each 2017 Employment Agreement will be automatically extended by an additional twelve months (each, a “Renewed Term”), unless either party provides the other party with notice of non-renewal prior to the end of the Initial Employment Term or any Renewal Term, as applicable.

In addition to termination upon non-renewal, each officer may terminate the agreement for good reason. Good reason, as defined in each 2017 Employment Agreement, includes a material deduction in base salary and relocation of an executive’s principal office by more than 50 miles. In addition, pursuant to Mr. Liu and Mr. Chan’s 2017 Employment Agreements, good reason includes a material adverse change in title, duties or responsibilities. Each officer is required to provide 30 days’ written notice in advance in the event of his voluntary termination. In addition, the Company may terminate the agreement for cause. Cause, as defined in each 2017 Employment Agreement, includes: (i) material and intentional breach of the agreement, (ii) willful and continued failure to substantially perform duties, (iii) intentional misconduct, (iv) conviction or indictment for felonies, (v) intentional or knowing violation of antifraud provisions of securities laws, (vii) current use or abuse of illegal substance that affects performance, and (viii) knowing and material violations of the Company’s code of ethics.

Pursuant to the 2017 Employment Agreements, upon the officer’s voluntary termination without good reason, termination by the Company for cause or non-renewal, such officer will not be entitled to a base salary or any right to participate in benefit plans after such termination. If the employment is terminated by the officer for good reason or by the Company without cause, the officer will be entitled to certain amount of cash salary, bonus as well as health insurance coverage for 12 months after such termination, subject to certain conditions and forfeiture.

Each 2017 Employment Agreement includes a non-solicitation and a non-competition provision that will apply during each officer’s employment and for a period of two years following termination.

Compensation Discussion and Analysis

2016 LISTED OFFICERS

Wen Tao (Steve) Liu - Executive Chairman of the Board (term as Chairman expired in February 2016)
Wei (William) Cao – Chief Executive Officer (resigned as Chief Executive Officer effective February 2016)
Bizuo (Tony) Liu – Chief Executive Officer (since February 2016), Acting Chief Financial Officer (since February 2016), and Secretary (until September 2016)
Richard Wang – Chief Operating Officer (from May 2015 to February 2017)
Yihong Yao – Chief Scientific Officer (since August 2015)
Andrew Chan – Secretary (since September 2016) and Senior Vice President

This section explains how the Compensation Committee of the Board of Directors oversees our executive compensation programs and discusses the compensation earned by CBMG’s named executive officers, also referenced to herein as our listed officers. For additional information about compensation to our named officers, see "Executive Compensation" in this annual filing.

Executive Summary

BUSINESS PERFORMANCE AND PAY

2016 was a critical year for CBMG, reflected in our prioritization of our cancer therapeutic technologies and a focus of our efforts on developing CART clinical trials.

For fiscal year ended December 31, 2016, we achieved net revenue of $0.6 million, down 75% from 2015, operating loss of $28.4 million, down 36% from 2015, and diluted loss per share of $2.09, down 17% from 2015. This drop mainly resulted from (i) the reprioritization and focusing our efforts on developing CART clinical trials instead of cell therapy technology services and (ii) impairment of certain legacy investments. Total Shareholder Return (“TSR”) is a measure of the performance of the Company’s stock over time. It combines stock price appreciation and dividends paid, if any, to show the total return to the shareholder expressed as an annualized percentage. The Company’s TSR was 153.1% for 2014, 66.5% for 2015 and 39%% for 2016. The Nasdaq Healthcare Index was 28.5%, 6.9% and 16.9%, and Russell 3000 Index was 12.6%, 0.48% and 12.74%. The five-year cumulative TSR is 262% for the Company, 228% for the Nasdaq Healthcare Index and 198% for the Russell 3000 Index. Because our Stock and Option grants and awards are based on the grant date and cannot be accrued in accordance with U.S. GAAP, the earned awards are reported in arrears.

We used the Black Scholes model for our stock options grant valuation.  Specifically we used the following assumptions in our modeling for the 2016 issued options:

●
Expected volatility – 88.44% to 90.03%; and
●
Risk-free rate of return – 1.07% to 2.17% ; and
●
Dividend yield –zero; and
●
Time to exercise – six years.

In addition, we did not consider non-transferability but used a 11% risk of forfeiture for employees, advisors and Directors and Officers.

Because the majority of our executive compensation is tied to performance and TSR, our Chief Executive Officer, Chief Operating Officer and Chief Scientific Officer saw a decrease in their total compensation in 2016 as compared to 2015. The decrease is mainly a result of reduced number of option awards. In 2016 we started granting restricted stock units ("RSUs") to some of our listed officers, which better align their compensation with the long-term interests of CBMG stockholders by focusing our executive officers on TSR. We believe the compensation structure, including the grant of restricted stock awards to certain listed officers in 2016, is commensurate with industry standards, namely for executives in the highly in-demand immune cell therapy industry and executives with substantial experience at larger pharmaceutical companies in the industry. However, attracted by a potentially large cancer immune cell therapy market in China, recently some U.S. companies have been making inroads in China. Specifically, these U.S. companies are establishing their foothold in geographical areas close to our China operations. The presence of these companies in China have created a new risk on talent retention that we are seeking to address through the addition of a long-term incentive plan for officers beginning in 2017.

Stockholder Engagement and “Say on Pay” Vote

At our annual meeting of stockholders in 2014, our shareholders approved by advisory vote the Company’s compensation to its executives and determined to conduct advisory votes every three years. As such, we plan to next provide shareholders with a nonbinding advisory vote on executive compensation at our 2017 annual meeting of stockholder. The Compensation Committee plans to take into consideration the percentage of votes cast “For” our advisory “say on pay” proposal. The Board believes that “say on pay” “For” results can be an affirmation of the structural soundness of our executive compensation programs, which will include our long-term incentive plan for business continuity and talent retention.

2016 Compensation of Our Listed Officers

PERFORMANCE AND INCENTIVE PAY FOR 2016

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

As illustrated below, approximately 71% of targeted total direct compensation in 2016 for Mr. Liu, our Chief Executive Officer, was performance-based, consisting of approximately 71% equity, and 0% annual incentive cash bonus. Only 27% of his compensation, in the form of base salary, was fixed, ensuring a strong link between his targeted total direct compensation and the company result. The remaining 2% of other compensation is healthcare insurance premium expense.

Note: 2016 Officers Compensation data is prepared on the below basis: (i) Salary, bonus and all other compensation is on a cash basis. and (ii) For stock and option awards, the illustrated amount is the grant date fair value calculated according to U.S. GAAP without amortizing over the vesting periods. Under this method, the compensation cannot be accrued due to the Company's inability to ascertain the stock option exercise price and grant date, and the amount of cash bonus that the Compensation Committee may grant to each officer as of the fiscal year end.

The following chart shows the allocation of the listed officers’ total direct compensation paid or granted for 2016, reflecting the extent to which their total direct compensation consists of performance-based compensation.

The majority of executive compensation for our listed officers is delivered through programs that link pay realized by executive officers with both operational results and with TSR. As noted below, equity-based compensation comprises a significant portion of each listed officer’s compensation package and consists of variable performance-based stock options and RSUs, which we believe aligns compensation with the long-term interests of CBMG’s stockholders by focusing our listed officers on TSR. As a result, total compensation for each listed officer varies with both individual performance and CBMG’s performance in achieving financial and nonfinancial objectives established by our Compensation Committee.

 2016 Cash Compensation

As reflected in the table below and commensurate with the industry’s practice, Mr. Steve Liu’s salary was reduced to reflect reduced responsibilities. Mr. Tony Liu and Mr. Andrew Chan’s salary were increased to reflect increased responsibilities.

Mr. Richard Wang and Mr. Yihong Yao joined the Company in May 2015 and August 2015, respectively, and their increase in salary below reflects their full year work period in 2016.

2016 Incentive Compensation Payouts

Based in part on the significant achievement in the closing in the first half of 2016 of a $43 million funding at a premium to market share price, the Chief Executive Officer received a performance cash bonus paid out in 2016. And because of the biotech segment’s major setback in the stock market TSR was not weighed as heavily when determining the level of management’s incentive Stock Option Awards.

In addition, we strive to be competitive with other similarly situated companies in our industry. The process of developing biopharmaceutical products and bringing those products to market is a long-term proposition and outcomes may not be measurable for several years. Therefore, in order to build long-term value for us and our stockholders, and in order to achieve our business objectives, we believe that we must compensate our officers and employees in a competitive and fair manner that reflects our current activities but also reflects contributions to building long-term value. On January 20 and 21, 2017, the Compensation Committee reviewed the 2016 annual performance results evaluated how each listed officer met his performance targets in 2016 and determined the final performance-based payouts as follows:

	Cash bonus for 2016 ($)	Shares of options granted as 2016 bonus (note)	Note

Bizuo (Tony) Liu	100,000	30,000	1

Andrew Chan	80,000	15,000	2

Yihong Yao	75,000	-

Richard Wang	50,000	-

Note 1: These non-qualified options with exercise price of $12.55 were all granted on January 21, 2017 and vested immediately on the grant date.

Note 2: These non-qualified options with exercise price of $12.55 were all granted on January 20, 2017 and vested immediately on the grant date.

The table below summarizes the 2016 performance goals criteria which the Compensation Committee uses to evaluate the listed officers’ performance and determine their incentive compensation payouts.

Category	2016 Goals
Financials	Financing; Growth in Top Line and Gross Margin, management of approved budget, and maintenance of ample working capital
Corporate Development	Develop strategic partnership and acquisition of complementary technologies
Product Development	Manage Clinical Trials execution

2016 Officers Compensation data is prepared on the below basis: (i) Salary, bonus and all other compensation is on a cash basis. and (ii) For stock and option awards, the illustrated amount is the grant date fair value calculated according to U.S. GAAP without amortizing over the vesting periods. Under this method, the compensation cannot be accrued due to the Company's inability to ascertain the stock option exercise price and grant date, and the amount of cash bonus that the Compensation Committee may grant to each officer as of the fiscal year end. For purpose of clarity and in order to reflect the Compensation Committee’s late January 2017 decision as to 2016 performance, we are providing a pro-forma 2016 Officers Compensation to indicate all compensation that has been earned and accrued by each listed officer in 2016.

	Salary ($)	Bonus ($)	Option Awards ($)	All other compensation ($)	Total ($)	Note
		Note 1	Note 2	Note 3

Bizuo (Tony) Liu	240,000	100,000	279,600	23,017	642,617	4

Andrew Chan	242,584	80,000	139,800	26,015	488,399	5

Yihong Yao	250,000	75,000	-	23,985	348,985

Richard Wang	225,000	50,000	-	14,126	289,126

Note 1: Approved by Compensation Committee in January 2017 as earned 2016 performance award. included in 2016 year end general accruals.
Note 2: Approved by Compensation Committee in January 2017 recorded as 2017 option expenses.
Note 3: Predominantly health insurance expenses.
Note 4: It represents 30,000 nonqualified options with exercise price of $12.55 were all granted on January 21, 2017 and vested immediately on the grant date.
Note 5: It represents 15,000 nonqualified options with exercise price of $12.55 were all granted on January 20, 2017 and vested immediately on the grant date.

Changes To Compensation Program

2016 was a forgettable year for biopharmaceutical companies with key indices trailing the S&P500. By most accounts it was a very bad year for biopharmaceutical stocks. Fueled by various drug pricing controversies and other setbacks, the biopharmaceutical segment experienced substantial downward stock price volatility in the capital markets. Generalist participation in the segment was essentially nonexistent. In addition, attracted by a potentially large cancer immune cell therapy market in China, U.S. biopharmaceutical companies started to make inroads in China, establishing their foothold in geographical areas close to our China operations. We have spent many years recruiting talent and training our people. Our employees are highly coveted and have cultivated valuable relationships with the cell therapy clinical partners. However, cell therapy is a relatively new science, the talent pool is limited and there is a dearth of trained specialists in this discipline. Against this backdrop, the Compensation Committee conducted a review of our compensation program in late January 2017. The Committee reviewed its compensation structure and its individual components to ensure we provide a competitive executive compensation scheme commensurate to retain and attract talented leaders to bolster our continued journey to advance our clinical trials and to bring our cell therapies to commercialization. The Committee established a long-term incentive plan (“LTIP”) that will take effect in 2017 to mitigate increased talent retention risk. We believe the new addition of the long-term incentive plan is necessary to attract and retain key personnel. One of the elements in the long-term incentive is tied to long-term stock price performance. We believe that upon diligent execution and product commercialization the fundamentals will speak for itself and the stock price will eventually reflect our value. Thus the 2017 LTIP not only seeks to encourage talent retention, it is also aligned with stockholders’ best interests.

Elements of Our Compensation Program and Why We Chose Each

Main Compensation Components

Our companywide compensation program, including for our key executives, is broken down into three main components: base salary, performance cash bonuses and potential long-term compensation in the form of stock options or restricted stock units (“RSUs”). We believe these three components constitute the minimum essential elements of a competitive compensation package in our industry. In January 2017, in an effort to boost talent retention, we also created an LTIP for our named executives and selected senior officers, which compensates such employees with performance-based RSUs as well as time-based RSUs and stock options.

Salary

Base salary is used to recognize the experience, skills, knowledge and responsibilities required of our executives as well as recognizing the competitive nature of the biopharmaceutical industry. This is determined partially by evaluating our peer companies as well as the degree of responsibility and experience levels of our executives and their overall contributions to our company. Base salary is one component of the compensation package for our key executives; the other components being cash bonuses, annual equity grants, a long-term incentive plan and our benefit programs. Base salary is determined in advance whereas the other components of compensation are awarded in varying degrees following an assessment of the performance of the executive. This variegated approach to compensation reflects the philosophy of our board of directors and its Compensation Committee to emphasize and reward, on an annual basis, performance levels achieved by our executives.

Performance Cash Bonus Plan

We have a performance cash bonus plan under which bonuses are paid to our executives based on achievement of our performance goals and objectives established by the Compensation Committee and/or our Board as well as on individual performance. The bonus program is discretionary and is intended to: (i) strengthen the connection between individual compensation and the Company’s corporate achievements; (ii) encourage teamwork among all disciplines within our company; (iii) reinforce our pay-for-performance philosophy by awarding higher bonuses to higher performing employees; and (iv) help ensure that our cash compensation is competitive. The Compensation Committee and our Board also has the discretion, after consulting with our CEO, to not pay cash bonuses in order that we may conserve cash and support ongoing development programs and commercialization efforts. Regardless of our cash position, we consistently grant annual merit-based stock options to continue incentivizing both our senior management and our employees.

Based on their employment agreements, each executive is assigned a target payout under the performance cash bonus plan, expressed as a percentage of base salary for the year. Actual payouts under the performance cash bonus plan are based on an assessment of both individual and corporate achievements, each of which is separately weighted as a component of such officer’s target payout. For executive officers, the corporate goals receive the highest weighting in order to ensure that the bonus system for our management team is closely tied to our corporate performance. Each such employee also has specific individual goals and objectives as well that are tied to the overall corporate goals the performance of which is evaluated by the Compensation Committee and the Board.

Equity Incentive Compensation

We view long-term compensation, currently in the form of stock options and RSUs, as a tool to align the interests of our executives and employees generally with the creation of stockholder value, to motivate our employees to achieve and exceed corporate and individual objectives and to encourage them to remain employed by us. While cash compensation is a significant component of employees’ overall compensation, the Compensation Committee and our Board, together with our CEO, believe that the driving force of any employee working in a small biotechnology company should be strong equity participation. We believe that this not only creates the potential for substantial longer-term corporate value but also motivates employees and fosters loyalty and commitment with appropriate personal compensation. The Compensation Committee believes that stock options and RSUs equity grants constitute a significant retention incentive and a tool to foster continuity of management, an important factor in business continuity in a company with rich talents in a rapidly growing industry in China.

Long Term Incentive Plan (LTIP)

In January 2017, in anticipation of the commencement of substantial clinical trials initiation towards product commercialization and to mitigate risk of talent retention, the Compensation Committee approved our LTIP. The LTIP is designed as an attractive incentive for our senior management to focus on creating shareholder value for us by advancing the clinical trials towards product commercialization.

The LTIP is a four-year long-term incentive award comprised of the following grants from the 2014 Equity Incentive Plan:

1) Stock Price Sensitive Performance RSU awards (“Performance RSUs”) to be vested and delivered in 2021. and
2) Time Sensitive RSUs and Stock Options, which vest monthly over a period of 48 months:

The total number of Performance RSUs currently contemplated to be issuable under the LTIP is 534,000. The Performance RSUs under the LTIP will not vest upon granting, but instead are subject to potential vesting in 2021 depending on the achievement of certain stock price performance by us. Performance RSUs will be valued on the date of issuance and will vest and be delivered in 2021.

The total number of time sensitive RSUs currently contemplated to be issuable under the LTIP is 267,000. The total number of time sensitive stock options covered by the LTIP is 266,000. Both the time sensitive RSUs and Stock Options are subject to monthly vesting over a 4 year term.

Other Compensation

In addition to the main components of compensation outlined above, the LTIP will also provide contractual severance and/or change in control benefits to the executives and certain key members of management. The change in control benefits for all applicable persons has a “double trigger.” A double-trigger means that the executive officers will receive the change in control benefits described in the agreements only if there is both (1) a Change in Control of our company (as defined in the agreements) and (2) a termination by us of the applicable person’s employment “without cause” or a resignation by the applicable persons for “good reason” (as defined in the agreements) within a specified time period following the Change in Control. We believe this double trigger requirement creates the potential to maximize stockholder value because it prevents an unintended windfall to management as no benefits are triggered solely in the event of a Change in Control while providing appropriate incentives to act in furtherance of a change in control that may be in the best interests of the stockholders. We believe these severance/change in control benefits are important elements of our compensation program that assist us in retaining talented individuals at the executive and senior managerial levels and that these arrangements help to promote stability and continuity of our executives and senior management team. We also believe that the interests of our stockholders will be best served if the interests of these members of our management are aligned with theirs. Furthermore, we believe that providing change in control benefits lessens or eliminates any potential reluctance of members of our management to pursue potential change in control transactions that may be in the best interests of the stockholders. Finally, we believe that it is important to provide severance benefits to members of our management, to promote stability, business continuity and to focus on the job at hand.

We do not have deferred compensation plans, pension arrangements or post-retirement health coverage for our executive officers or employees. All of our employees not specifically under contract are “at-will” employees, which mean that their employment can be terminated at any time for any reason by either us or the employee. Our key executives (as well as certain of our senior managers) have employment agreements that provide lump sum compensation in the event of their termination without cause or, under certain circumstances, upon a Change of Control.

Determination of Compensation Amounts

A number of factors impact the determination of compensation amounts for our executives, including the individual’s role in our company and individual performance, length of service with us, competition for talent, individual compensation package, assessments of internal pay equity and industry data. Stock price performance has generally not been a significant factor in determining annual compensation because the price of our common stock is subject to a variety of factors outside of our control.

Utilizing publicly available information, our Compensation Committee establishes a list of peer companies to best assure ourselves that we are compensating our executives on a fair and reasonable basis. We also utilize Hewitt-prepared data for below-executive level personnel, which data focuses on similarly sized life science companies in China. The availability of peer data is used by the Compensation Committee strictly as a guide in determining compensation levels with regard to salaries, cash bonuses and performance related annual equity grants to all employees. However, the availability of this data does not imply that the Compensation Committee is under any obligation to follow peer companies in compensation matters.

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

On September 19, 2015, the Company held a Board meeting and approved new director compensation plan. The director compensation adjustment was made as a result of a compensation review undertaken by a professional, independent firm which included a comparison with industry peers. The finalized independent non-executive director compensation for 2016 is as follows:

	Cash compensation for 2016 ($)	Options granted for 2016 (note)	Note	Total compensation ($)

Terry A. Belmont	67,800	11,895	1	226,000

Chun Kwok Alan Au	55,800	9,789	1	186,000

Nadir Patel	55,800	9,789	1	186,000

Zhou Hansheng	20,000	5,300	2	80,530

Ji Gang	22,800	3,620	3	76,000

Note 1: These non-qualified options with exercise price of $13.35 were all granted on December 28, 2016 and will be fully vested on June 2, 2017.
Note 2: These non-qualified options with exercise price of $16 were all granted on July 8, 2016 and will be fully vested on July 8, 2017.
Note 3: These non-qualified options with exercise price of $14.7 were all granted on November 11, 2016 and will be fully vested on June 2, 2017.

The Company determined that annual cash compensation (prorated daily) of $36,000 to be paid to each non-independent director.

Compensation Committee Interlocks and Insider Participation

None of the members of the Compensation Committee is or has been an executive officer of the Company, nor did they have any relationships requiring disclosure by the Company under Item 404 of Regulation S-K. None of the Company’s executive officers served as a director or a member of a compensation committee (or other committee serving an equivalent function) of any other entity, an executive officer of which served as a director of the Company or member of the Compensation Committee during 2016.

 Service Agreement with Wei (William) Cao

The Company entered into a consulting agreement with Wei Cao, which is effective as of February 7, 2016 and terminate on February 7, 2018, pursuant to which Wei Cao will advise the Chief Executive Officer on M&A and other strategic opportunities, participate in the Company’s internal scientific review and actively work with the Company’s Scientific Advisory Board and provide other consulting services etc.  The Company agreed to: (i) pay cash compensation of $12,500 per month for an average of 10 hours of service per week; (ii) reimburse the actual travel and other out-of-pocket expenses incurred solely in connection with services performed pursuant to the Company’s request.  Prior to August 7, 2016, such expenses may include up to RMB10,000 per month for car and driver expenses incurred in Shanghai; (iii) pay premiums changed to continue medical coverage pursuant to the Company’s existing employee health plan during the 12-month period following February 7, 2016.  Provided Wei Cao is ineligible to receive, or the Company is not able to provide, continuation coverage under the Company’s existing employee health plan, the Company shall pay cash payment equal to $1,667 for each month during the period and aggregate cash payment should not exceed $20,000; (iv) the terms of stock options shall be amended as additional consideration for the services rendered as follows: 1) Any unvested portion of the Non-Qualified stock option with an exercise price of $15.53 issued dated December 31, 2014 will vest until February 4, 2017 at the existing monthly rate. The options will have an expiration date of August 6, 2017. After February 4, 2017 vesting will continue monthly for up to another 6 months as long as this agreement is effective.  However, after the termination of this agreement, all vesting will cease. Notwithstanding the above, if Wei Cao ceases to serve as a director of the Company prior to February 6, 2017, he will be deemed to have forfeited such options and any unvested options will vest and expire pursuant to the terms of the above-referenced stock option award agreement; 2)Any unvested portion of the non-qualified stock option issued dated February 20, 2013 shall immediately vest in full on February 6, 2016 and expire on February 6, 2017; 3)Options granted in September 2013 shall cease vesting February 6, 2016 and shall expire February 6, 2017; 4)Any other options held will cease to vest on February 6, 2016 and will expire on February 7, 2016.  On May 25, 2016 Wei Cao notified the Company of his intention to terminate the Service Agreement on August 7, 2016.

Consulting Agreement with Steve (Wen Tao) Liu

The Company entered into a consulting agreement with Steve (Wen Tao) Liu, which is effective as of February 7, 2016 and terminate on February 7, 2018, pursuant to which Steve Liu will advise the Chief Executive Officer on strategic opportunities, advise the Company on Chinese hospitals management and provide other consulting services and advice as reasonably requested by the Company from time to time.  The Company agreed to: (i) pay cash compensation of $3,666 per month; (ii) reimburse the actual travel and other out-of-pocket expenses incurred solely in connection with services performed pursuant to the Company’s request; and (iii) pay premiums changed to continue medical coverage pursuant to the Company’s existing employee health plan.  Provided Steve Liu is ineligible to receive, or the Company is not able to provide, continuation coverage under the Company’s existing employee health plan, the Company shall pay cash payment equal to $1,667 for each month during the period and aggregate cash payment should not exceed $20,000; (iv) the terms of stock options shall be amended as additional consideration for the services rendered as follows: 1) all options will expire on May 6, 2017 or 3 months after Steve Liu ceases to serve on the Board, whichever is later; 2) Any unvested portion of the non-qualified stock option issued in 2013 with a strike price of $3.00 will continue to vest at a monthly rate until fully vested; and 3) Any unvested portion of the non-qualified stock option issued in 2015 with a strike price of $15.53 will continue to vest at a monthly rate until fully vested.

Outstanding Equity Awards at Fiscal Year-End December 31, 2016

	Outstanding Equity Awards at Fiscal Year-End
	Option awards					Stock awards
Name	Number of securities underlying unexercised options(#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)	Equityincentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equityincentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Wen Tao (Steve) Liu (1)	146,667	-	-	$3.00	2017-5-6 or 3 months after board role ends, whichever is later	-	-	-	-
Wen Tao (Steve) Liu (2)	20,572	1,872	-	$15.53	2017-5-6 or 3 months after board role ends, whichever is later	-	-	-	-
Andrew Chan, Company Secretary, Senior Vice President, Corporate Business Development (3)	38,880	-	-	$3.00	2/20/2023	-	-	-	-
Andrew Chan (4)	37,904	-	-	$5.61	5/16/2024	-	-	-	-
Andrew Chan (5)	-	4,500	-	$18.61	4/8/2026	-	-	-	-
Andrew Chan (6)	-	10,500	-	$18.61	4/8/2026	-	-	-	-
Bizuo (Tony) Liu, Chief Executive Officer and Chief Financial Officer (7)	247,918	7,082	-	$5.00	1/3/2024	-	-	-	-
Bizuo (Tony) Liu (8)	5,300	-	-	$7.23	3/5/2023	-	-	-	-
Bizuo (Tony) Liu (9)	10,000	5,000	-	$20.63	7/23/2021	-	-	-	-
Bizuo (Tony) Liu (10)	10,000	5,000	-	$20.63	8/14/2021	-	-	-	-
Bizuo (Tony) Liu (11)	65,200	32,600	-	$15.53	12/31/2021	-	-	-	-
Bizuo (Tony) Liu (12)	5,334	2,666	-	$15.53	12/31/2021	-	-	-	-
Bizuo (Tony) Liu (13)	9,000	21,000	-	$35.53	4/6/2025	-	-	-	-
Bizuo (Tony) Liu (14)	-	13,000	-	$40.00	1/23/2026	-	-	-	-
Bizuo (Tony) Liu (15)	-	40,000	-	$20.00	4/11/2026	-	-	-	-
Bizuo (Tony) Liu (16)	-	-	40,000	$20.00	3/7/2027	-	-	-	-
Bizuo (Tony) Liu (17)	-	-	40,000	$20.00	3/7/2028	-	-	-	-
Terry A. Belmont (18)	4,000	-	-	$12.94	12/9/2024	-	-	-	-
Terry A. Belmont (19)	3,000	-	-	$15.62	11/7/2024	-	-	-	-
Terry A. Belmont (20)	8,761	-	-	$20.00	2/9/2023	-	-	-	-
Terry A. Belmont (21)	-	11,895	-	$13.35	12/28/2026
David Bolocan (22)	3,620	-	-	$13.40	12/9/2026	-	-	-	-
Nadir Patel (23)	5,000	-	-	$5.00	1/3/2024	-	-	-	-
Nadir Patel (24)	2,000	-	-	$15.62	11/7/2024	-	-	-	-
Nadir Patel (25)	5,000	-	-	$13.79	1/3/2025	-	-	-	-
Nadir Patel (26)	5,946	-	-	$20.00	2/9/2023	-	-	-	-
Nadir Patel (27)	-	9,789	-	$13.35	12/28/2026	-	-	-	-
Chun Kwok Alan Au (28)	4,000	-	-	$15.62	11/7/2024	-	-	-	-
Chun Kwok Alan Au (29)	5,056	-	-	$20.00	2/9/2023	-	-	-	-
Chun Kwok Alan Au (30)	2,060	-	-	$20.00	3/25/2023	-	-	-	-
Chun Kwok Alan Au (31)	-	9,789		$13.35	12/28/2026	-	-	-	-
Guotong Xu (32)	2,000	-	-	$15.62	11/7/2024	-	-	-	-
Guotong Xu (33)	3,313	-	-	$20.00	2/9/2023	-	-	-	-
Guotong Xu (34)	-	6,626	-	$14.70	11/11/2026	-	-	-	-
Richard L. Wang, Chief Operation Officer (35)	9,000	21,000	-	$29.54	5/18/2025	-	-	-	-
Richard L. Wang (36)	-	-	-	-	N/A	14,000	$413,560	-	-
Richard L. Wang (37)	-	10,000	-	$18.61	4/8/2026	-	-	-	-
Yihong Yao, Chief Scientific Officer (38)	7,500	17,500	-	$26.53	8/4/2025	-	-	-	-
Yihong Yao (39)	-	-	-	-	N/A	17,500	$415,975	-	-
Yihong Yao (40)	-	10,000	-	$18.61	4/8/2026	-	-	-	-
Hansheng Zhou (41)	-	5,300	-	$16.00	7/8/2026	-	-	-	-
Gang Ji (42)	-	3,620	-	$14.70	11/11/2026	-	-	-	-

(1) Represents an option to purchase up to 146,667 shares that were issued on 2/20/2013 with a monthly vesting schedule over a 36 month period, an exercise price of $3.00 and an expiration date will be May 6, 2017 or 3 months after his board role ends, whichever is later.
(2) Represents an option to purchase up to 22,444 shares that were issued on 2/11/2015 vesting at monthly rate until February 6, 2017, an exercise price of $15.53 and an expiration date will be May 6, 2017 or 3 months after his board role ends, whichever is later.
(3) Represents an option to purchase up to 46,667 shares that were issued on 2/20/2013 with a monthly vesting schedule over a 36-month period, an exercise price of $3.00 and an expiration date of 2/20/2023, within which 7,787shares has been exercised in 2015 and 2016.
(4) Represents an option to purchase up to 47,000 shares that were issued on 5/16/2014 with a monthly vesting schedule over a 31-month period, an exercise price of $5.61 and an expiration date of 5/16/2024, within which 9,096 shares has been exercised in 2015 and 2016.
(5) Represents an Incentive Stock Option (ISO) to purchase up to 4,500 shares that were issued on 4/8/2016, with full vesting at the one year anniversary of the grant date, an exercise price of $18.61 and an expiration date of 4/8/2026.
(6) Represents an option to purchase up to 10,500 shares that were issued on 4/8/2016, with 4,500 shares vesting on February 7, 2018 and 6,000 shares vesting on February 7, 2019, an exercise price of $18.61 and an expiration date of 4/8/2026.
(7) Represents an option to purchase up to 255,000 shares that were issued on 1/3/2014 with a monthly vesting schedule over a 36-month period, an exercise price of $5 and an expiration date of 1/3/2024.
(8) Represents an option to purchase up to 5,300 shares that were issued on 3/5/2013 with a monthly vesting schedule over a 36-month period, an exercise price of $7.23 and an expiration date of 3/5/2023.
(9) Represents an option to purchase up to 15,000 shares that were issued on 2/11/2015 vesting 1/3 on 7/23/2015 and each anniversary, an exercise price of $20.63 and an expiration date of 7/23/2021.
(10) Represents an option to purchase up to 15,000 shares that were issued on 2/11/2015 vesting 1/3 on 8/14/2015 and each anniversary, an exercise price of $20.63 and an expiration date of 8/14/2021.
(11) Represents an option to purchase up to 97,800 shares that were issued on 2/11/2015 vesting 1/3 on 12/31/2015 and each anniversary, an exercise price of $15.53 and an expiration date of 12/31/2021.
(12) Represents an option to purchase up to 8,000 shares that were issued on 2/11/2015 vesting 1/3 on 12/31/2015 and each anniversary, an exercise price of $15.53 and an expiration date of 12/31/2021.
(13) Represents an option to purchase up to 30,000 shares that were issued on 4/6/2015, with full vesting of 30%, 30% and 40% at each year anniversary of the grant date for 3 years, an exercise price of $35.53 and an expiration date of 4/6/2025.
(14) Represents an option to purchase up to 13,000 shares that were issued on 1/23/2016, with full vesting of 30%, 30% and 40% at each year anniversary of the grant date for 3 years, an exercise price of $40 and an expiration date of 1/23/2026.
(15) Represents an option to purchase up to 40,000 shares that were issued on 4/11/2016, with full vesting of 30%, 30% and 40% at each year anniversary of the grant date for 3 years, an exercise price of $20 and an expiration date of 4/11/2026.
(16) Represents an option to purchase up to 40,000 shares that to be issued on 3/7/2017, with full vesting of 30%, 30% and 40% at each year anniversary of the grant date for 3 years, an exercise price of $20 and an expiration date of 3/7/2027.
(17) Represents an option to purchase up to 40,000 shares that to be issued on 3/7/2018, with full vesting of 30%, 30% and 40% at each year anniversary of the grant date for 3 years, an exercise price of $20 and an expiration date of 3/7/2028.
(18) Represents an option to purchase up to 4,000 shares that were issued on 12/9/2014, with full vesting at the one year anniversary of the grant date, an exercise price of $12.94 and an expiration date of 12/9/2024.
(19) Represents an option to purchase up to 3,000 shares issued on 11/7/2014 with full vesting at the one year anniversary of the grant date, an exercise price of $15.62 and an expiration date of 11/7/2024.
(20) Represents an option to purchase up to 8,761 shares issued on 2/9/2016 with full vesting on November 8, 2016, an exercise price of $20 and an expiration date of 2/9/2023.
(21) Represents an option to purchase up to 11,895 shares issued on 12/28/2016 with full vesting on June 2, 2017, an exercise price of $13.35 and an expiration date of 12/28/2026.
(22) Represents an option to purchase up to 3,620 shares that were issued on 12/9/2016, with full vesting at the one year anniversary of the grant date, an exercise price of $13.4 and an expiration date of 12/9/2026.
(23) Represents an option to purchase up to 5,000 shares that were issued on 1/3/2014, with full vesting at the one year anniversary of the grant date, an exercise price of $5 and an expiration date of 1/3/2024.
(24) Represents an option to purchase up to 2,000 shares that were issued on 11/7/2014, with full vesting at the one year anniversary of the grant date, an exercise price of $15.62 and an expiration date of 11/7/2024.
(25) Represents an option to purchase up to 5,000 shares that were issued on 1/3/2015, with full vesting at the one year anniversary of the grant date, an exercise price of $13.79 and an expiration date of 1/3/2025.
(26) Represents an option to purchase up to 5,946 shares that were issued on 2/9/2016, with full vesting on November 8, 2016, an exercise price of $20 and an expiration date of 2/9/2023.
(27) Represents an option to purchase up to 9,789 shares issued on 12/28/2016 with full vesting on June 2, 2017, an exercise price of $13.35 and an expiration date of 12/28/2026.

(28) Represents an option to purchase up to 4,000 shares that were issued on 11/7/2014, with full vesting at the one year anniversary of the grant date, an exercise price of $15.62 and an expiration date of 11/7/2024.
(29) Represents an option to purchase up to 5,056 shares that were issued on 2/9/2016, with full vesting on November 8, 2016, an exercise price of $20 and an expiration date of 2/9/2023.
(30) Represents an option to purchase up to 2,060 shares that were issued on 3/25/2016, with full vesting on November 6, 2016, an exercise price of $20 and an expiration date of 3/25/2023.
(31) Represents an option to purchase up to 9,789 shares issued on 12/28/2016 with full vesting on June 2, 2017, an exercise price of $13.35 and an expiration date of 12/28/2026.
(32) Represents an option to purchase up to 2,000 shares that were issued on 11/7/2014, with full vesting at the one year anniversary of the grant date, an exercise price of $15.62 and an expiration date of 11/7/2024.
(33) Represents an option to purchase up to 3,313 shares that were issued on 2/9/2016, with full vesting on November 8, 2016, an exercise price of $20 and an expiration date of 2/9/2023.
(34) Represents an option to purchase up to 6,626 shares that were issued on 11/11/2016, with vesting of 50% at each year anniversary of the grant date for 2 years, an exercise price of $14.7 and an expiration date of 11/11/2026.
(35) Represents an option to purchase up to 30,000 shares that were issued on 5/18/2015, with full vesting of 30%, 30% and 40% at each year anniversary of the grant date for 3 years, an exercise price of $29.54 and an expiration date of 5/18/2025.
(36) Represents a right to obtain restricted stock up to 20,000 shares that were issued on 5/18/2015, with full vesting of 30%, 30% and 40% at each year anniversary of the grant date for 3 years.
(37) Represents an option to purchase up to 10,000 shares that were issued on 4/8/2016, with full vesting of 30%, 30% and 40% at each year anniversary of the grant date for 3 years, an exercise price of $18.61and an expiration date of 4/8/2026.
(38) Represents an option to purchase up to 25,000 shares that were issued on 8/4/2015, with full vesting of 30%, 30% and 40% at each year anniversary of the grant date for 3 years, an exercise price of $26.53 and an expiration date of 8/4/2025.
(39) Represents a right to obtain restricted stock up to 25,000 shares that were issued on 8/4/2015, with full vesting of 30%, 30% and 40% at each year anniversary of the grant date for 3 years.
(40) Represents an option to purchase up to 10,000 shares that were issued on 4/8/2016, with full vesting of 30%, 30% and 40% at each year anniversary of the grant date for 3 years, an exercise price of $18.61and an expiration date of 4/8/2026.
(41) Represents an option to purchase up to 5,300 shares that were issued on 7/8/2016, with full vesting at the one year anniversary of the grant date, an exercise price of $16 and an expiration date of 7/8/2026.
(42) Represents an option to purchase up to 3,620 shares that were issued on 11/11/2016, with full vesting on June 2, 2017, an exercise price of $14.7 and an expiration date of 11/11/2026.

Option Exercises and Stock Vested during the Year-End December 31, 2016

	Option awards		Stock awards
Name	Number of shares acquired on exercise	Value realized on exercise ($)	Number of shares acquired on vesting	Value realized on vesting ($)

Wei (William) Cao, Director	142,500	1,485,779	-	-

Andrew Chan, Senior Vice President, Corporate Business Development, Company Secretary	5,635	61,801	-	-

David Bolocan, former director	7,000	54,866	-	-

Yihong Yao, Chief Scientific Officer	-	-	7,500	85,500

Richard L. Wang, former Chief Operation Officer	-	-	6,000	90,000

2016 DIRECTOR COMPENSATION TABLE

Name	Year	Salary ($) (note 1)	Bonus ($)	Stock Awards ($)	Option Awards ($) (note 2)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (note3)	Total ($)
Terry A. Belmont	2016	62,800	-	-	219,194	-	-	-	281,994
David Bolocan	2016	41,180	-	-	93,312	-	-	41,755	176,247
Wei (William) Cao	2016	12,000	-	-	-	-	-	-	12,000
Gerardus A. Hoogland	2016	26,622	-	-	-	-	-	-	26,622
Bizuo (Tony) Liu	2016	36,000	-	-	-	-	-	-	36,000
Wen Tao (Steve) Liu	2016	36,000	-	-	-	-	-	-	36,000
Nadir Patel	2016	97,996	-	-	165,839	-	-	-	263,835
Chun Kwok Alan Au	2016	37,300	-	-	180,295	-	-	-	217,595
Guotong Xu	2016	22,260	-	-	38,132	-	-	77,460	137,852
Hansheng Zhou	2016	9,605	-	-	51,516	-	-	-	61,121
Gang Ji	2016	-	-	-	39,205	-	-	-	39,205

Note 1: Salary disclosed above is on cash basis. As of December 31, 2016, there was director fee of $3,082 due to Mr. Gang Ji.

Note 2: Option awards is the grant date fair value calculated according to U.S. GAAP without amortizing over the vesting periods.

Note 3: On November 11, 2016, the Company entered into consulting agreement with Guotong Xu for his leading stem cell advisor roll in Scientific Advisory Board. It includes cash compensation of $5,700 in 2016 and option awards of $71,760, which will be amortised over the service period according to US GAAP.

On December 9, 2016, the Company entered into consulting agreement with David Bolocan for his advisory work on statistical analysis and advice on strategic development based on his experience and expertise working for multinationals. It includes cash compensation of $5,700 in 2016 and option awards of $36,055, which will be amortised over the service period according to US GAAP.

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

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table lists ownership of Common Stock as of February 28, 2017. The information includes beneficial ownership by (i) holders of more than 5% of parent Common Stock, (ii) each of our directors and executive officers and (iii) all of our directors and executive officers as a group. Except as noted below, to our knowledge, each person named in the table has sole voting and investment power with respect to all shares of the Company’s Common Stock beneficially owned by them. Except as otherwise indicated below, the address for each listed beneficial owner is c/o Cellular Biomedicine Group, Inc., 19925 Stevens Creek Blvd., Suite 100, Cupertino, California, 95014.

Name and Address of Beneficial Owner	Shares of Common Stock	Percent
	Beneficially Owned	of Class

Named Executive Officers and Directors

Wen Tao (Steve) Liu (1)	382,187	2.5%
Director

Bizuo (Tony) Liu (2)	524,734	3.5%
Director, Chief Executive Officer and Chief Financial Officer

Andrew Chan (3)	243,957	1.6%
Senior Vice President, Corporate Business Development and Company Secretary

Yihong Yao	20,708	*
Chief Scientific Officer (4)

Richard Wang	15,000	*
Former Chief Operating Officer (5)

Terry A. Belmont (6)	15,761	*
Independent Director, Chairman of the Board

Nadir Patel (7)	17,946	*
Independent Director

Chun Kwok Alan Au (8)	11,116	*
Independent Director

Hansheng Zhou	-	*
Independent Director

Gang Ji	-	*
Independent Director

All Officers and Directors as a Group	1,231,409	8.2%

5% or more Stockholders

Dangdai International Group Co Ltd. (9)	2,270,000	15.1%

Mission Right Limited (10)	1,036,040	6.9%

* Less than 1%

(1)
Total shares owned by Wen Tao (Steve) Liu includes (i) 213,076 shares of common stock; (ii)146,667 options issued under 2011 Plan vested as of February 28, 2017; (iii) 22,444 options issued under 2014 Plan vested as of February 28, 2017.

(2)
Total shares owned by Bizuo (Tony) Liu includes (i) 100,000 shares of common stock; (ii) 35,300 options issued under 2011 Plan vested as of February 28, 2017; (iii)255,000 options issued under 2013 Plan vested as of February 28, 2017; (iv) 129,434 options issued under 2014 Plan vested/to be vested within 60 days as of February 28, 2017; (v) 5,000 shares of common stock to be vested within 60 days as of February 28, 2017.

(3)
Total shares owned by Andrew Chan includes (i) 145,757 shares of common stock; (ii) 53,880 options issued under 2011 Plan vested as of February 28, 2017; (iii) 37,904 options issued under 2013 Plan vested as of February 28, 2017; (iv) 5,458 options issued under 2014 Plan vested/to be vested within 60 days as of February 28, 2017; (v) 958 shares of common stock to be vested within 60 days as of February 28, 2017.

(4)
Total shares owned by Yihong Yao includes (i) 8,000 shares of common stock; (ii) 11,604 options issued under 2014 Plan vested/to be vested within 60 days as of February 28, 2017; (v) 1,104 shares of common stock to be vested within 60 days as of February 28, 2017.

(5)	Total shares owned by Richard L. Wang includes (i) 6,000 shares of common stock; (ii) 9,000 options issued under 2014 Plan vested as of February 28, 2017.

(6)	Total shares owned by Terry A. Belmont includes (i) 7,000 options issued under 2013 Plan vested as of February 28, 2017; (ii) 8,761 options issued under 2014 Plan vested as of February 28, 2017.

(7)	Total shares owned by Nadir Patel includes (i) 12,000 options issued under 2013 Plan vested as of February 28, 2017; (ii) 5,946 options issued under 2014 Plan vested as of February 28, 2017.

(8)	Total shares owned by Chun Kwok Alan Au includes (i) 4,000 options issued under 2013 Plan vested as of February 28, 2017; (ii) 7,116 options issued under 2014 Plan vested as of February 28, 2017.

(9)
Represents 2,270,000 shares held by Dangdai International Group Co., Limited. Wuhan Dangdai Technology & Industries Group Inc. has voting and dispositive power over the shares of Dangdai International Group Co., Limited in Hong Kong. Wuhan Dangdai Technology & Industries Group Inc. is controlled by Hansheng Zhou, Xiaodong Zhang, Luming Ai, Xuehai Wang, Lei Yu, Xiaoling Du and Haichun Chen. Such individuals share voting and dispositive power over the shares held by Dangdai International Group Co., Limited.

(10)
Based on information available as of June 30, 2016, 1,036,040 shares are held by Mission Right Limited. Mission Right Limited is 50% owned by Yusen Holdings Limited and 50% by Zeacome Investment Limited. Chan Boon Ho Peter controls Yusen Holdings. Zeacome Investment Limited is owned by Perfect Touch Technology Inc., which is owned by CST Mining Group Limited. CST Mining Group Limited is a public company listed on the Hong Kong Stock Exchange under the ticker code “985.” Accordingly, Chan Boon Ho Peter and CST Mining Group Limited beneficially own the shares held by Mission Right Limited.

ITEM 13.    CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

As previously disclosed in the Company’s Current Reports on Form 8K on April 20 and July 14, 2016, Wuhan Dangdai, through its wholly owned subsidiary Dangdai International Group Co., invested $43.1 million in the Company (the “Financing”). Dangdai International Group Co. has been a major shareholder of the Company since February 2016 in connection with the first closing of the Financing. Dr. Hansheng Zhou, one of the Company’s directors, currently serves as Chief Executive Officer and Chairman of Wuhan Dangdai.

The Company lent petty cash to Tony (Bizuo) Liu and Yihong Yao, its current CFO and CSO, for business travel purpose. As of December 31, 2015, other receivables due from Tony (Bizuo) Liu and Yihong Yao were $2,120 and $17,094, respectively. As of December 31, 2016 there are no receivables due from Tony (Bizuo) Liu and Yihong Yao.

Except as disclosed herein, there have been no transactions or proposed transactions in which the amount involved exceeds $120,000 since January 1, 2016 or are currently being proposed in which any of our directors, executive officers or beneficial holders of more than 5% of the outstanding shares of common stock, or any of their respective relatives, spouses, associates or affiliates, has had or will have any direct or material indirect interest.

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

Director Independence

 In determining the independence of our directors, the Board applied the definition of “independent director” provided under the listing rules of The NASDAQ Stock Market LLC (“NASDAQ”). Pursuant to these rules, and after considering all relevant facts and circumstances, the Board affirmatively determined that Messrs. Terry A. Belmont, Nadir Patel, Chun Kwok Alan Au, Hansheng Zhou and Gang Ji, each of whom are now serving on the Board and are continuing to serve their terms, are each independent within the definition of independence under the NASDAQ rules.  Wen Tao (Steve) Liu and Bizuo (Tony) Liu are not independent directors.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company paid or accrued the following fees in each of the prior two fiscal years to its principal accountants, BDO China Shu Lun Pan Certified Public Accountants, LLP, Dahua CPA Co., Ltd., and BDO USA, LLP:

	Year ended December 31, 2016	Year ended December 31, 2015	Year ended December 31, 2014

Audit and review fees
BDO USA, LLP	166,051	137,801	217,256
BDO China Shu Lun Pan Certified Public Accountants LLP	296,681	148,894	118,049
Dahua CPA Co., Ltd.	-	-	3,257
Shanghai Ying Ming De CPA SGP	710	1,514	-
Wuxi Zhong Xing CPA Co., Ltd.	710	757	-
C.K.Lam & Co.	-	1,721	-
	464,152	290,687	338,562

Other assurance and tax fees
Shanghai Ying Ming De CPA SGP	1,421	3,785	-
Wuxi Zhong Xing CPA Co., Ltd.	2,415	1,666	-
C.K.Lam & Co.	1,764	-	-
Total of audit related and tax fees	5,600	5,451	-

Overall total of audit, review and assurance fees	$469,752	$296,138	$338,562

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

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Exhibit Number	Description
2.1	Plan of reorganization and exchange agreement (1)
2.2	Agreement and Plan of Merger, dated November 13, 2012 (17)
2.3	Amendment No. 1 to Agreement and Plan of Merger, dated January 15, 2013 (18)
2.4	Amendment No. 2 to Agreement and Plan of Merger, dated January 31, 2013 (19)
2.5	Amendment No. 3 to Agreement and Plan of Merger, dated February 5, 2013 (20)
3.1	Articles of Incorporation of Cellular Biomedicine Group, Inc., filed herewith.
3.2	Corporate bylaws for Cellular Biomedicine Group, Inc., filed herewith.
4.1	Form of lock-up agreement (1)
4.2	2007 Stock Incentive Plan, dated June 14, 2007 (3)
4.3	2008 Employees and Consultants Stock Option Plan, dated August 20, 2008 (8)
4.4	2009 Stock Option Plan (10)
4.5	2011 Incentive Stock Option Plan (22)
4.6	Amended and Restated 2011 Incentive Stock Option Plan (23)
4.7	2013 Stock Incentive Plan (28)
4.8	2014 Stock Incentive Plan (29)
10.1	Consulting Employment Agreement between EastBridge Investment Group Corporation and Keith Wong dated June 1, 2005 (1)
10.2	Consulting Employment Agreement between EastBridge Investment Group Corporation and Norm Klein dated June 1, 2005 (1)
10.3	Listing Agreement signed with Amonics Limited, dated November 23, 2006 (English translation) (2)
10.4	Listing Agreement signed with Tianjin Hui Hong Heavy Steel Construction Co., Ltd, dated December 3, 2006 (English translation) (2)
10.5	Listing Agreement signed with NingGuo Shunchang Machinery Co., Ltd., dated January 6, 2007 (English translation) (2)
10.6	Listing Agreement with Hefe Ginko Real Estate Company, Ltd., dated July 24, 2007 (English translation) (4)
10.7	Share Exchange Agreement with AREM Wine Pty, Ltd., dated September 21, 2007 (5)
10.8	Listing and Consultant Agreement with AREM Wine Pty, Ltd., dated September 27, 2007 (6)
10.9	Listing Agreement with Beijing Zhong Zhe Huang Holding Company, Ltd., dated October 4, 2007 (English translation) (7)
10.10	Listing Agreement with Qinhuangdao Huangwei Pharmaceutical Company Limited, dated December 29, 2007 (English translation) (12)
10.11	US Listing Agreement with Anhui Wenda Educational & Investment Management Corporation, dated April 12, 2008 (English translation) (12)
10.12	Stock Purchase Agreement with Ji-Bo Pipes & Valves Company, dated September 21, 2008 (9)
10.13	Stock Purchase Agreement with Aoxing Corporation, dated September 21, 2008 (9)
10.14	US Listing Agreement with Foshan Jinkuizi Technology Limited Company, dated September 22, 2008 (English translation) (12)
10.15	Letter Agreement with Alpha Green Energy Limited, dated February 18, 2009 (12)
10.16	Listing Agreement with AREM Pacific Corporation, dated April 30, 2009 (12)
10.17	Change in Terms Agreement between EastBridge Investment Group Corporation and Goldwater Bank, N.A. dated May 6, 2009 (12)
10.18	Listing Agreement with SuZhou KaiDa Road Pavement Construction Company Limited, dated November 3, 2009 (English translation) (12)
10.19	Listing Agreement with Long Whole Enterprises, Ltd., dated November 28, 2009 (English translation) (12)
10.20	Listing Agreement with Beijing Tsingda Century Education Investment and Consultancy Limited, dated December 24, 2009 (English translation) (12)
10.21	Listing Agreement with StrayArrow International Limited, dated April 11, 2010 (English translation) (13)
10.22	Listing Agreement with Hangzhou Dwarf Technology Ltd., dated September 26, 2010 (English translation) (14)
10.23	Bridge Capital Raise Agreement with FIZZA, LLC, dated December 1, 2010 (confidential treatment requested for redacted portions) (15)
10.24	Stock Purchase Agreement with An Lingyan, dated December 14, 2012 (1)
10.25	Form of Listing Agreement (16)
10.26	Tsingda Stock Purchase Agreement dated as of December 17, 2012 (16)
10.27	Employment Agreement with Wen Tao (Steve) Liu, dated February 6, 2013(30)
10.28	Employment Agreement with Wei (William) Cao, dated February 6, 2013(30)
10.29	Employment Agreement with Andrew Chan, February 6, 2013(30)
10.30	Form of Director Agreement(31)

10.31	Amendment to Employment Agreement with Wen Tao (Steve) Liu, dated August 20, 2013(30)
10.32	Amendment to Employment Agreement with Wei (William) Cao, dated August 20, 2013(30)
10.33	Amendment to Employment Agreement with Andrew Chan, dated August 20, 2013(30)
10.34	Advisory Services Agreement, dated August 23, 2013, by and between Cellular Biomedicine Group Inc. and HealthCrest AG(30)
10.35	Purchase Agreement, dated September 10, 2013, by and between Cellular Biomedicine Group (Shanghai) Ltd. and Fisher Scientific Worldwide (Shanghai) Co., Ltd. (30)
10.36	Technical Service Contract, dated September 22, 2013, by and between Cellular Biomedicine Group (Shanghai) Ltd. and National Engineering Research Center of Tissue Engineering. (30)
10.37	Clinical Trial Agreement, dated November 6, 2013, by and between Cellular Biomedicine Group (Shanghai) Ltd. and Renji Hospital(30)
10.38	Clinical Trial Agreement, dated December 20, 2013, by and between Cellular Biomedicine Group (Shanghai) Ltd. and China Armed Police General Hospital(30)
10.39	Consulting Agreement with Wei (William) Cao, dated February 7, 2016*
10.40	Form of Subscription Agreement (24)
10.41	Employment Agreement with Bizuo (Tony) Liu, dated January 3, 2014 (25)
10. 42	Framework Agreement by and among the Company, Agreen Biotech Co. Ltd. and its Shareholders, dated August 02, 2014 (26)
10.43	Technology Transfer Agreement by and between the Company and the General Hospital of the Chinese People’s Liberation Army, dated February 4, 2015*
10.44	Asset Purchase Agreement, dated June 8, 2015, by and among the Company, Blackbird BioFinance, LLC, Scott Antonia and Sam Shrivastava (27)
10.45	Patent Transfer Agreement, dated November 16, 2015, by and between CBMG Shanghai and China Pharmaceutical University (32)
10.46	Clinical Trial Agreement, dated December 15, 2015, by and between CBMG Shanghai and Renji Hospital (32)
10.47	Share Purchase Agreement, dated February 4, 2016, by and between the Company and Dangdai International Group Co., Limited (35)
10.48	Lease Agreement, dated January 1, 2017, by and between CBMG Shanghai and Shanghai Chuangtong Industrial Development Co., Ltd. *
10.49	Consulting agreement with Wen Tao (Steve) Liu, dated February 7, 2016 (33)
10.50	Clinical Trial Agreement, dated February 16, 2016, by and between CBMG Shanghai and Shanghai Tongji Hospital (33)
10.51	Agreement on Termination of Cooperation with Jilin Luhong Real Estate Development Co., Ltd. (34)
10.52	Lease agreement of office building located at Room E2301 and 1125, Zone A, 2/F, Wuxi (Huishan) Life Science & Technology Industrial Park, 1619 Huishan Avenue, Wuxi, the P.R.C. (34)
10.53	Lease agreement of office building located at Zone B, 2/F, Building No.7, Block C, Wuxi (Huishan) Life Science & Technology Industrial Park, 1699 Huishan Avenue, Wuxi, the P.R.C.(34)
10.54	Agreement, dated as of April 11, 2016, by and between the Company and Bizuo (Tony) Liu (36)
10.55	Letter Agreement, dated November 11, 2016, by and between the Company and Gang Ji (37)
10.56	Employment Agreement, dated March 3, 2017, by and between the Company and Bizuo (Tony) Liu *
10.57	Employment Agreement, dated March 3, 2017, by and between the Company and Andrew Chan*
10.58	Employment Agreement, dated March 3, 2017, by and between the Company and Yihong Yao*
10.59	Lease Agreement, dated November 16, 2016, by and between CBMG Shanghai and Shanghai Guilin Industrial Co., Ltd.*
10.60	Lease Agreement, dated November 16, 2016, by and between CBMG Shanghai and Shanghai Guilin Industrial Co., Ltd.*
14.1	Code of Ethics for EastBridge Investment Group Corporation (1)
21	Subsidiaries of the Company (34)
23.1	Consent of BDO USA LLP*
23.2	Consent of BDO China Shu Lun Pan Certified Public Accountants LLP *
31	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer and Chief Financial Officer*
32	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*      Filed herewith.
———————
1.	Incorporated by reference filed with the Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on October 30, 2006 (File No. 000-52282)
2.	Incorporated by reference filed with the Registration Statement on Form 10-SB/A filed with the Securities and Exchange Commission on February 27, 2007 (File No. 000-52282)
3.	Incorporated by reference filed with the Registration Statement on Form S-8 filed with the Securities and Exchange Commission on June 19, 2007 (File No. 333-143878)
4.	Incorporated by reference filed with the Form 8-K filed with the Securities and Exchange Commission on July 20, 2007 (File No. 000-52282)
5.	Incorporated by reference filed with the Form 8-K filed with the Securities and Exchange Commission on September 25, 2007 (File No. 000-52282)
6.	Incorporated by reference filed with the Form 8-K filed with the Securities and Exchange Commission on October 1, 2007 (File No. 000-52282)
7.	Incorporated by reference filed with the Form 8-K filed with the Securities and Exchange Commission on October 9, 2007 (File No. 000-52282)
8.	Incorporated by reference filed with the Registration Statement on Form S-8 filed with the Securities and Exchange Commission on August 22, 2008 (File No. 333-153129)
9.	Incorporated by reference filed with the Form 8-K filed with the Securities and Exchange Commission on October 22, 2008 (File No. 000-52282)
10.	Incorporated by reference filed with the Registration Statement on Form S-8 filed with the Securities and Exchange Commission on April 15, 2009 (File No. 333-158583)
11.	Incorporated by reference filed with the Form 8-K/A filed with the Securities and Exchange Commission on December 12, 2013 (File No. 000-52282)
12.	Incorporated by reference filed with the Form 10-K filed with the Securities and Exchange Commission on April 15, 2010 (File No. 000-52282)
13.	Incorporated by reference filed with the Form 8-K filed with the Securities and Exchange Commission on July 14, 2010 (File No. 000-52282)
14.	Incorporated by reference filed with the Form 8-K filed with the Securities and Exchange Commission on November 12, 2010 (File No. 000-52282
15.	Incorporated by reference filed with the Form 8-K filed with the Securities and Exchange Commission on December 7, 2010 (File No. 000-52282)
16.	Incorporated by reference filed with the Form 10-K filed with the Securities and Exchange Commission on June 18, 2013 (File No. 000-52282)
17.	Incorporated by reference filed with the Form 8-K filed with the Securities and Exchange Commission on November 20, 2012 (File No. 000-52282)
18.	Incorporated by reference filed with the Form 8-K filed with the Securities and Exchange Commission on January 22, 2013 (File No. 000-52282)
19.	Incorporated by reference filed with the Form 8-K filed with the Securities and Exchange Commission on February 4, 2013 (File No. 000-52282)
20.	Incorporated by reference filed with the Form 8-K filed with the Securities and Exchange Commission on February 12, 2013 (File No. 000-52282)
21.	Incorporated by reference filed with the Form 8-K filed with the Securities and Exchange Commission on January 3, 2012 (File No. 000-52282)
22.	Incorporated by reference filed with the Registration Statement on Form S-8 filed with the Securities and Exchange Commission on March 7, 2012 (File No. 333-179974)
23.	Incorporated by reference filed with the Form 10-K filed with the Securities and Exchange Commission on April 4, 2013 (File No. 000-52282)
24.	Incorporated by reference filed with the Form 8-K filed with the Securities and Exchange Commission on December 16, 2013 (File No. 000-52282)

25.	Incorporated by reference filed with the Form 8-K filed with the Securities and Exchange Commission on January 3, 2014 (File No. 000-52282)
26.	Incorporated by reference filed with the Form 8-K filed with the Securities and Exchange Commission on October 2, 2014 (File No. 001-36498)
27.	Incorporated by reference filed with the Form 8-K filed with the Securities and Exchange Commission on July 2, 2015 (File No. 001-36498)
28.	Incorporated by reference filed with Schedule 14A filed with the Securities and Exchange Commission on November 21, 2013 (File No. 000-52282)
29.	Incorporated by reference filed with Schedule 14A filed with the Securities and Exchange Commission on September 23, 2014 (File No. 001-36498)
30	Incorporated by reference filed with the Form 10-K filed with the Securities and Exchange Commission on April 15, 2014 (File No. 000-52282).
31	Incorporated by reference filed with the Form 10-K filed with the Securities and Exchange Commission on March 31, 2015 (File No. 001-36498).
32	Incorporated by reference filed with the Form 10-K filed with the Securities and Exchange Commission on March 14, 2016 (File No. 001-36498).
33	Incorporated by reference filed with the Form 10-Q filed with the Securities and Exchange Commission on May 9, 2016 (File No. 001-36498).
34	Incorporated by reference filed with the Form 10-Q filed with the Securities and Exchange Commission on August 8, 2016 (File No. 001-36498).
35	Incorporated by reference filed with the Form 8-K filed with the Securities and Exchange Commission on February 4, 2016 (File No. 000- 36498).
36	Incorporated by reference filed with the Form 8-K filed with the Securities and Exchange Commission on April 15, 2016 (File No. 000- 36498).
37	Incorporated by reference filed with the Form 8-K filed with the Securities and Exchange Commission on November 15, 2016 (File No. 000- 36498).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Registrant	Cellular Biomedicine Group, Inc.

Date: March 13, 2017	By:	/s/ Bizou (Tony) Liu
Bizuo (Tony) Liu
Chief Executive Officer and Chief Financial Officer (principal executive officer and financial and accounting officer)

 Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Terry A. Belmont	Chairman of the Board of Directors	March 13, 2017
Terry A. Belmont

/s/ Bizuo (Tony) Liu	Chief Executive Officer and Chief Financial Officer	March 13, 2017
Bizuo (Tony) Liu	(principal executive officer and financial and accounting officer)

/s/ Wen Tao (Steve) Liu	Director	March 13, 2017
Wen Tao (Steve) Liu

/s/ Hansheng Zhou	Director	March 13, 2017
Hansheng Zhou

/s/ Nadir Patel	Director	March 13, 2017
Nadir Patel

/s/ Chun Kwok Alan Au	Director	March 13, 2017
Chun Kwok Alan Au

/s/ Gang Ji	Director	March 13, 2017
Gang Ji

CELLULAR BIOMEDICINE GROUP, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Cellular Biomedicine Group, Inc.

We have audited the accompanying consolidated balance sheets of Cellular Biomedicine Group, Inc. and its subsidiaries and variable interest entities (the “Company”) as of December 31, 2016 and 2015 and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 13, 2017 expressed an unqualified opinion thereon.

/s/ BDO China Shu Lun Pan Certified Public Accountants LLP

Shenzhen, the People’s Republic of China
March 13, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Cellular Biomedicine Group, Inc.

We have audited the internal control over financial reporting of Cellular Biomedicine Group, Inc. and its subsidiaries and variable interest entities (the “Company”) as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Controls and Procedures, Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Cellular Biomedicine Group, Inc. and its subsidiaries and variable interest entities as of December 31, 2016 and 2015, and the related statements of operations and comprehensive loss, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2016 and our report dated March 13, 2017 expressed an unqualified opinion thereon.

/s/ BDO China Shu Lun Pan Certified Public Accountants LLP

Shenzhen, the People’s Republic of China
March 13, 2017

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Cellular Biomedicine Group, Inc.
Cupertino, California

We have audited the accompanying consolidated statements of operations, comprehensive loss, changes in equity, and cash flows of Cellular Biomedicine Group, Inc. (the “Company”) for the year ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of the Company’s operations and its cash flows for the year ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP

Phoenix, Arizona
March 31, 2015

CELLULAR BIOMEDICINE GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2016	2015

Assets
Cash and cash equivalents	$39,252,432	$14,884,597
Accounts receivable, less allowance for doubtful amounts of $10,163
and $nil as of December 31, 2016 and December 31, 2015, respectively	39,974	630,332
Other receivables	412,727	271,344
Inventory	-	390,886
Prepaid expenses	986,951	367,050
Taxes recoverable	-	150,082
Total current assets	40,692,084	16,694,291

Investments	509,424	5,379,407
Property, plant and equipment, net	4,117,739	2,768,900
Goodwill	7,678,789	7,678,789
Intangibles, net	14,092,581	15,949,100
Long-term prepaid expenses and other assets	1,537,850	989,935
Total assets (1)	$68,628,467	$49,460,422

Liabilities and Stockholders' Equity

Liabilities:
Accounts payable	$216,154	$260,886
Accrued expenses	1,168,787	845,087
Taxes payable	28,875	-
Other current liabilities	950,220	1,913,284
Total current liabilities	2,364,036	3,019,257

Other non-current liabilities	370,477	76,229
Total liabilities (1)	2,734,513	3,095,486

Commitments and Contingencies (note 16)

Stockholders' equity:

Preferred stock, par value $.001, 50,000,000 shares
authorized; none issued and outstanding as of
December 31, 2016 and 2015, respectively	-	-

Common stock, par value $.001, 300,000,000 shares authorized;
14,281,378 and 11,711,645 issued and outstanding
as of December 31, 2016 and 2015, respectively	14,281	11,711
Additional paid in capital	152,543,052	103,807,651
Accumulated deficit	(85,546,687)	(57,338,311)
Accumulated other comprehensive income (loss)	(1,116,692)	(116,115)
Total stockholders' equity	65,893,954	46,364,936

Total liabilities and stockholders' equity	$68,628,467	$49,460,422

(1)
The Company’s consolidated assets as of December 31, 2016 and 2015 included $9,626,171 and $6,115,073, respectively, of assets of variable interest entities, or VIEs, that can only be used to settle obligations of the VIEs. Each of the following amounts represent the balances as of December 31, 2016 and 2015, respectively. These assets include cash and cash equivalents of $4,021,992 and $1,821,883; accounts receivable of $ nil and $337,345; other receivables of $370,702 and $136,621; inventory of $ nil and $180,973; prepaid expenses of $777,445 and $250,123; property, plant and equipment, net, of $2,398,576 and $1,145,924; intangibles of $1,613,582 and $1,892,551; and long-term prepaid expenses and other assets of $443,874 and $349,653. The Company’s consolidated liabilities as of December 31, 2016 and 2015 included $1,372,391 and $1,478,160, respectively, of liabilities of the VIEs whose creditors have no recourse to the Company. These liabilities include accounts payable of $161,825 and $38,004; other payables of $407,769 and $914,817; payroll accrual of $792,706 and $464,510; and other non-current liabilities of $10,091 and $60,829. See further description in Note 6, Variable Interest Entities.

The accompanying notes are an integral part of these consolidated financial statements.

CELLULAR BIOMEDICINE GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Year Ended December 31,
	2016	2015	2014

Net sales and revenue	$627,930	$2,505,423	$564,377

Operating expenses:
Cost of sales	860,417	1,880,331	242,215
General and administrative	11,670,506	13,068,255	7,875,413
Selling and marketing	425,040	709,151	314,894
Research and development	11,475,587	7,573,228	3,146,499
Impairment of investments	4,611,714	123,428	1,427,840
Total operating expenses	29,043,264	23,354,393	13,006,861
Operating loss	(28,415,334)	(20,848,970)	(12,442,484)

Other income:
Interest income	78,943	42,220	15,043
Other income	132,108	630,428	71,982
Total other income	211,051	672,648	87,025
Loss from continuing operations before taxes	(28,204,283)	(20,176,322)	(12,355,459)

Income taxes (expenses) credit	(4,093)	728,601	-

Loss from continuing operations	(28,208,376)	(19,447,721)	(12,355,459)

Loss on discontinued operations, net of taxes	-	-	(3,119,152)

Net loss	$(28,208,376)	$(19,447,721)	$(15,474,611)
Other comprehensive income (loss):
Cumulative translation adjustment	(743,271)	(307,950)	15,254
Unrealized gain (loss) on investments, net of tax	5,300,633	(1,376,540)	1,611,045
Reclassification adjustments, net of tax, in connection with other-than-temporary impairment of investments	(5,557,939)	-	-
Total other comprehensive income (loss):	(1,000,577)	(1,684,490)	1,626,299

Comprehensive loss	$(29,208,953)	$(21,132,211)	$(13,848,312)

Loss per share for continuing operations:
Basic	$(2.09)	$(1.70)	$(1.43)
Diluted	$(2.09)	$(1.70)	$(1.43)

Loss per share for discontinued operations:
Basic	$-	$-	$(0.36)
Diluted	$-	$-	$(0.36)

Net loss per share :
Basic	$(2.09)	$(1.70)	$(1.79)
Diluted	$(2.09)	$(1.70)	$(1.79)

Weighted average common shares outstanding:
Basic	13,507,408	11,472,306	8,627,094
Diluted	13,507,408	11,472,306	8,627,094

The accompanying notes are an integral part of these consolidated financial statements.

CELLULAR BIOMEDICINE GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

							Accumulated
	Common Stock		Preferred Stock		Additional Paid in	Accumulated	Other Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Total

Balance at December 31, 2013	7,382,797	$7,383	-	$-	$37,861,593	$(22,415,979)	$(57,924)	$15,395,073

Common stock issued with Private Placement Memorandum (“PPM”)	1,686,566	1,686	-	-	11,120,270	-	-	11,121,956
Common stock issued for services	43,760	44	-	-	578,937	-	-	578,981
Stock based compensation	13,413	13	-	-	207,188	-	-	207,201
Restricted stock grants	13,862	14	-	-	106,378	-	-	106,392
Accrual of stock options	-	-	-	-	1,636,311	-	-	1,636,311
Exercise of stock options	3,650	4	-	-	19,383	-	-	19,387
Exercise of warrant issued in PPM	1,017,765	1,018	-	-	7,998,978	-	-	7,999,996
Common stock issued for acquisition	828,522	828	-	-	15,938,278	-	-	15,939,106
Unrealized loss on investments, net of tax	-	-	-	-	-	-	1,611,045	1,611,045
Foreign currency translation	-	-	-	-	-	-	15,254	15,254
Net loss	-	-	-	-	-	(15,474,611)	-	(15,474,611)

Balance at December 31, 2014	10,990,335	10,990	-	-	75,467,316	(37,890,590)	1,568,375	39,156,091
								.
Common stock issued with PPM	515,786	516	-	-	18,584,338	-	-	18,584,854
Common stock issued foracquisition of intangible assets	46,867	47	-	-	1,481,415			1,481,462
Restricted stock grants	6,253	6	-	-	410,314	-	-	410,320
Accrual of stock options	-	-	-	-	7,182,117	-	-	7,182,117
Exercise of stock options	152,404	152	-	-	682,151	-	-	682,303
Unrealized loss on investments, net of tax	-	-	-	-	-	-	(1,376,540)	(1,376,540)
Foreign currency translation	-	-	-	-	-	-	(307,950)	(307,950)
Net loss	-	-	-	-	-	(19,447,721)	-	(19,447,721)

Balance at December 31, 2015	11,711,645	11,711	-	-	103,807,651	(57,338,311)	(116,115)	46,364,936

Common stock issued with PPM and other financing	2,348,888	2,349	-	-	42,397,525	-	-	42,399,874
Restricted stock grants	24,660	25	-	-	709,472	-	-	709,497
Accrual of stock options	-	-	-	-	4,742,920	-	-	4,742,920
Exercise of stock options	196,185	196	-	-	885,484	-	-	885,680
Unrealized loss on investments, net of tax	-	-	-	-	-	-	5,300,633	5,300,633
Reclassification adjustments, net of tax, in connection with other-than-temporary impairment of investments	-	-	-	-	-	-	(5,557,939)	(5,557,939)
Foreign currency translation	-	-	-	-	-	-	(743,271)	(743,271)
Net loss	-	-	-	-	-	(28,208,376)	-	(28,208,376)

Balance at December 31, 2016	14,281,378	$14,281	-	$-	$152,543,052	$(85,546,687)	$(1,116,692)	$65,893,954

The accompanying notes are an integral part of these consolidated financial statements.

CELLULAR BIOMEDICINE GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	December 31,
	2016	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(28,208,376)	$(19,447,721)	$(15,474,611)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	2,635,001	2,094,644	1,190,505
Loss on disposal of assets	2,156	1,444	257,672
Stock based compensation expense	5,452,417	7,592,438	2,528,885
Other than temporary impairment on investments	4,611,714	123,428	1,427,840
Realized losses from sale of investments	-	5,178	5,913
Value of stock received for services	-	-	(1,610,000)
Impairment of goodwill	-	-	3,299,566
(Reversal) of inventory provision	(115,391)	123,848	-
Allowance for doubtful account	10,163	-	-
Decrease in fair value of accrued expenses for the acquisition of intangible assets	-	(345,882)	-
Changes in operating assets and liabilities:
Accounts receivable	537,155	(497,937)	20,645
Other receivables	(156,672)	(143,711)	(25,638)
Inventory	514,734	(142,486)	(78,310)
Prepaid expenses	(669,598)	181,679	(494,057)
Taxes recoverable	150,082	(150,082)	-
Other current assets	-	110,347	24,314
Investments	-	-	7,150
Long-term prepaid expenses and other assets	(643,673)	(384,432)	(504,678)
Accounts payable	(28,205)	(166,032)	165,517
Accrued expenses	356,420	396,557	409,109
Advance payable to related party	-	(30,216)	-
Other current liabilities	(640,573)	113,919	(694,131)
Taxes payable	28,875	(814,288)	(176,583)
Other non-current liabilities	296,036	(371,793)	-
Net cash used in operating activities	(15,867,735)	(11,751,098)	(9,720,892)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of business, net of cash acquired	-	(1,568,627)	(1,485,548)
Proceed from sale of investments, net of issuance cost paid	-	1,480	-
Purchases of intangible assets	(56,519)	(4,260,420)	(8,989)
Purchases of property, plant and equipment	(2,676,888)	(1,874,538)	(311,625)
Net cash used in investing activities	(2,733,407)	(7,702,105)	(1,806,162)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from the issuance of common stock	42,399,874	18,964,849	19,121,956
Proceeds from exercise of stock options	885,680	682,303	19,383
Repayment of advance from affiliate	-	-	(31,745)
Net cash provided by financing activities	43,285,554	19,647,152	19,109,594

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(316,577)	(79,936)	12,829

INCREASE IN CASH AND CASH EQUIVALENTS	24,367,835	114,013	7,595,369
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	14,884,597	14,770,584	7,175,215
CASH AND CASH EQUIVALENTS, END OF PERIOD	$39,252,432	$14,884,597	$14,770,584

SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for income taxes	$6,705	$108,075	$460,924

Non-cash investing activities
Acquisition of intangible assets through issuance of the Company's stock	$-	$1,481,462	$1,442,850
Acquisition of business through issuance of the Company's stock	$-	$-	$14,496,256

The accompanying notes are an integral part of these consolidated financial statements.

CELLULAR BIOMEDICINE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

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

Our primary target market is Greater China. We believe that the results of our research, the acquired knowhow and clinical study results will help to cure or alleviate illness and suffering of the patients. We expect to carry out the clinical studies leading to eventual CFDA approval through IND filings and authorized treatment centers throughout Greater China.

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

With our recent build-up of multiple cancer therapeutic technologies, we have prioritized our clinical efforts on launching multiple trials for CAR-Ts in several indications and not actively pursuing the fragmented technical services opportunities. We are striving to build a highly competitive research and development function, a translational medicine team, along with a well-established cellular manufacturing capability for clinical grade materials, to support the development of multiple assets in several cancer indications. These efforts will allow us to boost the Company's Immuno-Oncology presence, and pave the way for future partnerships.

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
FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Significant accounting policies are as follows:

Principles of Consolidation

The consolidated financial statements have been prepared in conformity with GAAP, and reflect the accounts and operations of the Company and its subsidiaries, beginning with the date of their respective acquisition. In accordance with the provisions of Financial Accounting Standards Board (“FASB”), Accounting Standards Codification (“ASC”) Topic 810, or ASC 810, Consolidation, the Company consolidates any variable interest entity, or VIE, of which it is the primary beneficiary. The typical condition for a controlling financial interest ownership is holding a majority of the voting interests of an entity; however, a controlling financial interest may also exist in entities, such as variable interest entities, through arrangements that do not involve controlling voting interests. ASC 810 requires a variable interest holder to consolidate a VIE if that party has the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance, and the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. The Company does not consolidate a VIE in which it has a majority ownership interest when the Company is not considered the primary beneficiary. The Company has determined that it is the primary beneficiary in a VIE—refer to Note 6, Variable Interest Entity. The Company evaluates its relationships with the VIE on an ongoing basis to ensure that it continues to be the primary beneficiary. All intercompany transactions and balances have been eliminated in consolidation.

CELLULAR BIOMEDICINE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements.

These estimates and assumptions also affect the reported amounts of revenues, costs and expenses during the reporting period. Management evaluates these estimates and assumptions on a regular basis. Significant accounting estimates reflected in the Company’s consolidated financial statements include inventory valuation, account receivable valuation, useful lives of property, plant and equipment and acquired intangibles, the valuation allowance for deferred income tax assets, valuation of goodwill, valuation of long-lived assets and share-based compensation expense. Actual results could materially differ from those estimates.

Revenue Recognition

The Company utilizes the guidance set forth in the FASB’s ASC Topic 605, “Revenue Recognition”, regarding the recognition, presentation and disclosure of revenue in its financial statements. The Company recognizes revenue when pervasive evidence of an arrangement exists, the price is fixed and determinable, collection is reasonably assured and delivery of products or services has been rendered.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At December 31, 2016 and 2015, respectively, cash and cash equivalents include cash on hand and cash in the bank. At times, cash deposits may exceed government-insured limits.

Accounts Receivable

Accounts receivable represent amounts earned but not collected in connection with the Company’s sales as of December 31, 2016 and 2015. Account receivables are carried at their estimated collectible amounts.

The Company follows the allowance method of recognizing uncollectible accounts receivable. The Company recognizes bad debt expense based on specifically identified customers and invoices that are anticipated to be uncollectable. At December 31, 2016, allowance of $10,163 was provided for debtors of certain customers as those debts are unrecoverable from customers. No allowance was provided as of December 31, 2015 as the Company was receiving continuous settlement and there was no indication of debts unrecoverable from customers.

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

CELLULAR BIOMEDICINE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

For the years ended December 31, 2016, 2015 and 2014, depreciation expense was $850,793, $573,015 and $586,679, respectively.

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

The carrying amount of the goodwill at December 31, 2016 and 2015 represents the cost arising from the business combinations in previous years and no impairment on goodwill was recognized for the years ended December 31, 2016 and 2015. As part of the determination to discontinue the Consulting segment, the Company has written off goodwill of approximately $3,300,000 during the year ended December 31, 2014.

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

A full valuation allowance has been established against all net deferred tax assets as of December 31, 2016 and 2015 based on estimates of recoverability. While the Company has optimistic plans for its business strategy, we determined that such a valuation allowance was necessary given the current and expected near term losses and the uncertainty with respect to the Company’s ability to generate sufficient profits from its business model.

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
FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

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
FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

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

Comprehensive Loss

We apply ASC No. 220, Comprehensive Income (ASC 220). ASC 220 establishes standards for the reporting and display of comprehensive income or loss, requiring its components to be reported in a financial statement that is displayed with the same prominence as other financial statements. Our comprehensive loss was $29,208,953, $21,132,211and $13,848,312 for the years ended December 31, 2016, 2015 and 2014, respectively.

Reclassification

Certain prior period amounts have been reclassified to conform to current year presentations. There was no change to previously reported stockholders’ deficit or net loss.

CELLULAR BIOMEDICINE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

Segment Information

FASB ASC Topic 280, “Segment Reporting” establishes standards for reporting information about reportable segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group in deciding how to allocate resources and in assessing performance. Following the discontinuance of our consulting business, we operate in a single reportable segment.

Recent Accounting Pronouncements

Recent accounting pronouncements that the Company has adopted or may be required to adopt in the future are summarized below.

In January 2017, the FASB issued Accounting Standards Update (“ASU”) No. 2017-04, “Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment” (“ASU 2017-04”), which removes Step 2 from the goodwill impairment test. An entity will apply a one-step quantitative test and record the amount of goodwill impairment as the excess of a reporting unit's carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The new guidance does not amend the optional qualitative assessment of goodwill impairment. Public business entity that is a U.S. Securities and Exchange Commission filer should adopt the amendments in this ASU for its annual or any interim goodwill impairment test in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We are currently evaluating the impact of the adoption of ASU 2017-04 on our consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash” (“ASU 2016-18”), which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments in this ASU do not provide a definition of restricted cash or restricted cash equivalents. The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. We are currently evaluating the impact of the adoption of ASU 2016-18 on our consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”), which addresses the following eight specific cash flow issues: debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies (including bank-owned life insurance policies; distributions received from equity method investees; beneficial interests in securitization transactions; and separately identifiable cash flows and application of the predominance principle. The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. We are currently evaluating the impact of the adoption of ASU 2016-15 on our consolidated financial statements.

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
FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

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

CELLULAR BIOMEDICINE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). ASU 2014-09 supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605)”, and requires entities to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date” (“ASU 2015-14”) in August 2015. The amendments in ASU 2015-14 defer the effective date of ASU 2014-09. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. Further to ASU 2014-09 and ASU 2015-14, the FASB issued ASU No. 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)” (“ASU 2016-08”) in March 2016, ASU No. 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing” (“ASU 2016-10”) in April 2016, ASU No. 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients” (“ASU 2016-12”), and ASU No. 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers” (“ASU 2016-20”), respectively. The amendments in ASU 2016-08 clarify the implementation guidance on principal versus agent considerations, including indicators to assist an entity in determining whether it controls a specified good or service before it is transferred to the customers. ASU 2016-10 clarifies guideline related to identifying performance obligations and licensing implementation guidance contained in the new revenue recognition standard. The updates in ASU 2016-10 include targeted improvements based on input the FASB received from the Transition Resource Group for Revenue Recognition and other stakeholders. It seeks to proactively address areas in which diversity in practice potentially could arise, as well as to reduce the cost and complexity of applying certain aspects of the guidance both at implementation and on an ongoing basis. ASU 2016-12 addresses narrow-scope improvements to the guidance on collectability, non-cash consideration, and completed contracts at transition. Additionally, the amendments in this ASU provide a practical expedient for contract modifications at transition and an accounting policy election related to the presentation of sales taxes and other similar taxes collected from customers. The amendments in ASU 2016-20 represents changes to make minor corrections or minor improvements to the Codification that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. The effective date and transition requirements for ASU 2016-08, ASU 2016-10, ASU 2016-12 and ASU 2016-20 are the same as ASU 2014-09. We are currently in the process of evaluating the impact of the adoption of ASU 2014-09, ASU 2016-08, ASU 2016-10, ASU 2016-12 and ASU 2016-20 on our consolidated financial statements.

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

AG is a cancer-therapy-focused company whose intellectual property (including the intellectual property of AG’s founder, which is directed to kit for detecting human T-cell receptor (TCR) Vb repertoires, which the Company also acquired) is comprised of T Cells Receptor ("TCR") clonality analysis technology and T Central Memory Cell ("Tcm") and Dendritic Cell ("DC") preparation methodologies.

The following table provides the initial allocation of purchase price based on the estimated fair values of the assets acquired (including intangible assets) and liabilities assumed in connection with the acquisition:

CELLULAR BIOMEDICINE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

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

The following unaudited pro forma consolidated results of operations has been prepared as if the acquisition of AG and related patents and intellectual property described above had occurred on January 1, 2014 and includes adjustments for the amortization of intangibles and the earnings-per-share impacts of the issuance of shares as part of the acquisition of AG and related patents and intellectual property:

	Year Ended December 31, 2014
	CBMG	Agreen	Pro forma
	As stated	Pro forma Adjustment	Consolidated
Net sales and revenue	$564,377	$1,198,414	$1,762,791
Net loss	(15,474,611)	(48,109)	(15,522,720)

Weighted average common shares outstanding:
Basic	8,627,094	555,335	9,182,429
Diluted	8,627,094	555,335	9,182,429
Earnings (loss) per share net loss:
Basic	$(1.79)	$(0.09)	$(1.69)
Diluted	$(1.79)	$(0.09)	$(1.69)

NOTE 5 – DISCONTINUED OPERATIONS

On June 23, 2014, at a Board of Directors meeting, the Company approved the discontinuation of all activities of the Consulting segment. Accordingly, based on management’s intent at June 30, 2014, the Company discontinued the Consulting segment.

CELLULAR BIOMEDICINE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

The Company had liquidated all of the Consulting segment’s remaining assets and settled all related liabilities as of December 31, 2014.

Amounts presented for the year ended December 31, 2014, have been reclassified to conform to the current presentation. The following table provides the amounts reclassified for the year ended December 31, 2014:

Year Ended December 31, 2014
Amounts reclassified:
Consulting revenue	$1,612,746
Consulting operating expenses	(1,352,189)
Selling and marketing	(27,673)
Impairment expense	(3,299,566)
Other income (expense)	(1,725)
Income tax provision	(50,745)
Total amount reclassified as discontinued operations	$(3,119,152)

All income and expenses for the years ended December 31, 2016 and 2015 were attributable to the operating results of the Company’s continuing operations.

NOTE 6 – VARIABLE INTEREST ENTITY

VIEs are those entities in which a company, through contractual arrangements, bears the risk of, and enjoys the rewards normally associated with ownership of the entity, and therefore the Company is the primary beneficiary of the entity. Cellular Biomedicine Group Ltd (Shanghai) (“CBMG Shanghai”) and its subsidiaries are variable interest entities (VIEs), through which the Company conducts stem cell and immune therapy research and clinical trials in China. The registered shareholders of CBMG Shanghai are Lu Junfeng and Chen Mingzhe, who together own 100% of the equity interests in CBMG Shanghai. The initial capitalization and operating expenses of CBMG Shanghai are funded by our wholly foreign-owned enterprise (“WFOE”), Cellular Biomedicine Group Ltd. (Wuxi) (“CBMG Wuxi”). The registered capital of CBMG Shanghai is ten million RMB and was incorporated on October 19, 2011. AG was 100% acquired by CBMG Shanghai in September 2014. The registered capital of AG is five million RMB and was incorporated on April 27, 2011. For the year ended December 31, 2016, 2015 and 2014, 78%, 80% and 100% of the Company revenue is derived from VIEs respectively.

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

The Company has determined it is the primary beneficiary of CBMG Shanghai by reference to the power and benefits criterion under ASC Topic 810, Consolidation. This determination was reached after considering the financing provided by CBMG Wuxi to CBMG Shanghai is convertible into equity interest of CBMG Shanghai and the business cooperation agreement grants the Company and its officers the power to manage and make decisions that affect the operation of CBMG Shanghai.

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

CELLULAR BIOMEDICINE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

The Company has aggregated the financial information of CBMG Shanghai and its subsidiaries in the table below. The aggregate carrying value of assets and liabilities of CBMG Shanghai and its subsidiaries (after elimination of intercompany transactions and balances) in the Company’s consolidated balance sheets as of December 31, 2016 and 2015 are as follows:

	December 31,	December 31,
	2016	2015
Assets
Cash	$4,021,992	$1,821,883
Accounts receivable	-	337,345
Other receivables	370,702	136,621
Inventory	-	180,973
Prepaid expenses	777,445	250,123
Total current assets	5,170,139	2,726,945

Property, plant and equipment, net	2,398,576	1,145,924
Intangibles	1,613,582	1,892,551
Long-term prepaid expenses and other assets	443,874	349,653
Total assets	$9,626,171	$6,115,073

Liabilities
Accounts payable	$161,825	$38,004
Other payables	407,769	914,817
Payroll accrual	792,706	464,510
Total current liabilities	$1,362,300	$1,417,331

Other non-current liabilities	10,091	60,829
Total liabilities	$1,372,391	$1,478,160

NOTE 7 – OTHER RECEIVABLES

The Company pays deposits on various items relating to office expenses. Management has classified these deposits as receivables as the intention is to recover these deposits in less than 12 months. As of December 31, 2016 and 2015 the amounts of other receivables was $412,727 and $271,344, respectively.

NOTE 8 – INVENTORY

At December 31, 2016 and 2015, inventory consisted of the following:

	December 31, 2016	December 31, 2015
Raw Materials	-	$357,896
Work in progress	-	-
Semi-finished goods	-	15,346
Finished goods	-	17,644
	-	$390,886

CELLULAR BIOMEDICINE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

Provision for inventories is as below:

	2016	2015	2014
Balance at the beginning of year	$123,848	$-	$-
Addition	110,145	123,848	-
Reversal	(225,536)	-	-
Exchange difference	(8,457)	-	-
Balance at the end of the year	$-	$123,848	$-

NOTE 9 – PROPERTY, PLANT AND EQUIPMENT

As of December 31, 2016 and 2015, property, plant and equipment, carried at cost, consisted of the following:

	December 31, 2016	December 31, 2015

Office equipment	$80,485	$24,526
Manufacturing equipment	3,347,458	2,680,805
Computer equipment	162,769	150,698
Leasehold improvements	1,912,573	1,417,997
Construction in progress	1,172,433	680,740

	6,675,718	4,954,766
Less: accumulated depreciation	(2,557,979)	(2,185,866)
	$4,117,739	$2,768,900

Depreciation expense for the years ended December 31, 2016, 2015 and 2014 was $850,793, $573,015 and $586,679, respectively.

CELLULAR BIOMEDICINE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

NOTE 10 – INVESTMENTS

The Company’s investments represent the investment in equity securities listed in Over-The-Counter (“OTC”) markets of the United States of America:

December 31, 2016	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses more than 12 months	Gross Unrealized Losses less than 12 months	Market or Fair Value
Equity position in Alpha Lujo, Inc.	$251,388	$-	$-	$(221,964)	$29,424
Equity position in Arem Pacific Corporation	480,000	-	-	-	480,000
Total	$731,388	$-	$-	$(221,964)	$509,424

December 31, 2015	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses more than 12 months	Gross Unrealized Losses less than 12 months	Market or Fair Value
Equity position in Alpha Lujo, Inc.	$251,388	$-	-	$(133,694)	$117,694
Equity position in Arem Pacific Corporation	$5,030,000	$170,000	-	-	$5,200,000
Equity position in Wonder International Education & Investment Group Corporation	$61,713	$-	-	-	$61,713
Total	$5,343,101	$170,000	$-	$(133,694)	$5,379,407

There were no net proceeds from sale of investments for the year ended December 31, 2016. Net proceeds from sale of investments for the year ended December 31, 2015 was $1,480. Net realized losses from sale of investments for the year ended December 31, 2016, 2015 and 2014 was $ nil, $5,178 and $5,913, respectively.

The unrealized holding gain (loss) for the investments, net of tax that were recognized in other comprehensive income for the year ended December 31, 2016 was other comprehensive gain of $5,300,633, as compared to $(1,376,540) and $1,611,045 for the year ended December 31, 2015 and 2014, respectively. Reclassification adjustment of $5,557,939 in connection with other-than-temporary impairment of investments was recorded in other comprehensive income for the year ended December 31, 2016. No adjustment was recorded in other comprehensive income for the year ended December 31, 2015 and 2014.

The Company tracks each investment with an unrealized loss and evaluates them on an individual basis for other-than-temporary impairments, including obtaining corroborating opinions from third party sources, performing trend analysis and reviewing management’s future plans.  When investments have declines determined by management to be other-than-temporary the Company recognizes write downs through earnings.  Other-than-temporary impairment of investments for the year ended December 31, 2016 was $4,611,714. For the years ended December 31, 2015 and 2014, other-than-temporary impairment of investments was $123,428 and $1,427,840, respectively.

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
FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

Classification within the hierarchy is determined based on the lowest level of input that is significant to the fair value measurement.

The carrying value of financial items of the Company including cash and cash equivalents, accounts receivable, other receivables, accounts payable and accrued liabilities, approximate their fair values due to their short-term nature and are classified within Level 1 of the fair value hierarchy. The Company’s investments are classified within Level 2 of the fair value hierarchy because of the insufficient volatility of the three stocks traded in OTC market. The Company did not have any Level 3 financial instruments as of December 31, 2016 and 2015.

Assets measured at fair value within Level 2 on a recurring basis as of December 31, 2016 and 2015 are summarized as follows:

	As of December 31, 2016
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

No shares were acquired during the year ended December 31, 2016 and 2015.

As of December 31, 2016 and 2015, the Company holds 8,000,000 shares in Arem Pacific Corporation, 2,942,350 shares in Alpha Lujo, Inc. and 2,057,131 shares in Wonder International Education and Investment Group Corporation.  All available-for-sale investments held by the Company at December 31, 2016 and 2015 have been valued based on level 2 inputs due to the limited trading of all three of these companies.

CELLULAR BIOMEDICINE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

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

As of December 31, 2016 and 2015, intangible assets, consisted of the following:

Patents & knowhow & license
	December 31, 2016	December 31, 2015
Cost basis	$17,560,496	$17,686,700
Less: accumulated amortization	(3,539,617)	(1,790,045)
	$14,020,879	$15,896,655

Software
	December 31, 2016	December 31, 2015
Cost basis	$125,964	$90,951
Less: accumulated amortization	(54,262)	(38,506)
	$71,702	$52,445

Total intangibles, net	$14,092,581	$15,949,100

All software is provided by a third party vendor, is not internally developed, and has an estimated useful life of 5 years. Patents, knowhow and license are amortized using an estimated useful life of five to ten years. Amortization expense for the years ended December 31, 2016, 2015 and 2014 was $1,784,208, $1,521,629 and $603,826, respectively. Estimated amortization expense for each of the ensuing years are as follows for the years ending December 31:

Years ending December 31,	Amount
2017	$1,779,961
2018	1,771,556
2019	1,770,911
2020	1,767,337
2021 and thereafter	7,002,816
$14,092,581

CELLULAR BIOMEDICINE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

NOTE 13 – LEASES

The Company leases facilities under non-cancellable operating lease agreements.  These facilities are located in the United States, Hong Kong and China.  The Company recognizes rental expense on a straight-line basis over the life of the lease period.  Rent expense under operating leases for the year ended December 31, 2016, 2015 and 2014 was approximately $1,043,968, $1,043,833 and $576,000, respectively.

As of December 31, 2016, the Company has the following future minimum lease payments due under the foregoing lease agreements:

Years ending December 31,	Amount
2017	$965,885
2018	718,856
2019	459,255
2020	252,126
2021 and thereafter	546,634

$2,942,756

NOTE 14 – RELATED PARTY TRANSACTIONS

Prior to August 26, 2014, Global Health Investment Holdings Ltd. (“Global Health”) was the Company’s largest shareholder.  On August 26, 2014 Global Health disseminated its CBMG shareholdings, on a pro rata basis, to its shareholders. Global Health and its subsidiaries are no longer the Company’s affiliate since then. The Company received income of approximately $179,000 from the Subsidiaries of Global Health for the period ended August 26, 2014.

As of December 31, 2016, accrued expenses included director fees of $3,082 due to independent director Mr. Gang Ji. There was no director fees due to directors as of December 31, 2015.

The Company advanced petty cash to officers for business travel purpose.  As of December 31, 2016 and 2015, other receivables due from officers for business travel purpose was $ nil and $19,214, respectively.

NOTE 15 – EQUITY

ASC Topic 505, “Equity”, paragraph 505-50-30-6 establishes that share-based payment transactions with nonemployees shall be measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.

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
FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

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

During the year ended December 31, 2016, 2015 and 2014, the Company expensed $4,742,920, $7,182,118 and $1,636,311 associated with unvested options awards and $709,497, $410,320 and $106,392 associated with restricted common stock issuances, respectively.

During the year ended December 31, 2016, 2015 and 2014, options for 196,185, 152,404 and 3,650 underlying shares were exercised, 196,185, 152,404 and 3,650 shares of the Company’s common stock were issued accordingly.

During the year ended December 31, 2016, 2015 and 2014, 24,660, 6,253 and 27,275 shares of the Company's restricted common stock were issued to directors, employees and advisors respectively.

CELLULAR BIOMEDICINE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

NOTE 16 – COMMITMENTS AND CONTINGENCIES

Operating lease commitments

The future minimum lease payment due under the executed operating lease agreements as of December 31, 2016 was presented in note 13 to the consolidated financial statements.

Capital commitments

As of December 31, 2016, the capital commitments of the Company are summarized as follows:

December 31, 2016

Contracts for acquisition of plant and equipment being or to be executed	$1,451,278

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

On January 19, 2016, the Company filed a motion to dismiss, which was granted on May 20, 2016, with leave to amend.  On June 6, 2016, Plaintiffs filed a Second Amended Complaint, and on June 30, 2016, the Company filed a motion to dismiss.  On September 2, 2016, the Court dismissed the Second Amended Complaint with prejudice and entered judgment against Plaintiffs.  On September 16, 2016, Plaintiffs filed a Notice of Appeal to the U.S. Court of Appeals for the Ninth Circuit.  On December 23, 2016, on Plaintiffs’ voluntary motion, the Ninth Circuit entered an order dismissing the appeal.

As a result of the dismissal of the appeal, all proceedings in the case against the Company and Mr. Liu are concluded.  We are currently not involved in any other litigation that we believe could have a materially adverse effect on our financial condition or results of operations.

CELLULAR BIOMEDICINE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

NOTE 17 – STOCK BASED COMPENSATION

Our stock-based compensation arrangements include grants of stock options and restricted stock awards under the Stock Option Plan (the “2009 Plan”,“2011 Plan”, “2013 Plan” and the “2014 Plan”), and certain awards granted outside of these plans. The compensation cost that has been charged against income related to stock options (including shares issued for services and expense true-ups and reversals described in Note 15) for the year ended December 31, 2016, 2015 and 2014 was $4,742,920, $7,182,118 and $1,636,311, respectively. The compensation cost that has been charged against income related to restrict stock awards for the year ended December 31, 2016, 2015 and 2014 was $709,497, $410,320 and $106,392, respectively.

These expenses are included in overhead, general and administrative expense, selling and marketing expense as well as research and development expenses in our Consolidated Statements of Operations.

As of December 31, 2016, there was $6,264,211 all unrecognized compensation cost related to an aggregate of 613,663 of non-vested stock option awards and $1,049,174 related to an aggregate of 54,307 of non-vested restricted stock awards.  These costs are expected to be recognized over a weighted-average period of 1.21 years for the stock options awards and 1.26 years for the restricted stock awards.

During the year ended December 31, 2016, the Company issued an aggregate of 309,382 options under the 2013 Plan and 2014 Plan to officers, directors, employees and advisors. The grant date fair value of these options was $3,811,362 using Black-Scholes option valuation models with the following assumptions: grant date strike price from $12.13 to $40, volatility 88.44% to 90.03%, expected life 6.0 years, and risk-free rate of 1.07% to 2.17%. The Company is expensing these options on a straight-line basis over the requisite service period.

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

The following table summarizes stock option activity as of December 31, 2016 and 2015 and for the year ended December 31, 2016:

CELLULAR BIOMEDICINE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Outstanding at December 31, 2014	1,425,173	$7.37	8.9	$11,065,770
Grants	721,779	20.89
Forfeitures	(41,900)	15.58
Exercises	(152,404)	4.48

Outstanding at December 31, 2015	1,952,648	$12.42	7.8	$17,701,962
Grants	309,382	18.65
Forfeitures	(458,030)	19.45
Exercises	(196,185)	4.51
Outstanding at December 31, 2016	1,607,815	$12.59	7.3	$6,355,072

Vested and exercisable at December 31, 2016	994,152	$5.53	6.7	$5,899,528

Exercise	Number of Options
Price	Outstanding	Exercisable

$3.00 - $4.95	185,547	185,547
$5.00 - $9.19	566,704	509,262
$12.91+	855,564	299,343
	1,607,815	994,152

The aggregate intrinsic value for stock options outstanding is defined as the positive difference between the fair market value of our common stock and the exercise price of the stock options.

Cash received from option exercises under all share-based payment arrangements for the year ended December 31, 2016, 2015 and 2014 was $885,680, $682,303and $ 19,387, respectively.

CELLULAR BIOMEDICINE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

NOTE 18 – NET LOSS PER SHARE

Basic and diluted net loss per common share is computed on the basis of our weighted average number of common shares outstanding, as determined by using the calculations outlined below:

	For the Year Ended
	December 31,
	2016	2015	2014

Loss from continuing operations	$(28,208,376)	$(19,447,721)	$(12,355,459)

Loss on discontinued operations	$-	$-	$(3,119,152)

Net loss	$(28,208,376)	$(19,447,721)	$(15,474,611)

Weighted average shares of common stock	13,507,408	11,472,306	8,627,094
Dilutive effect of stock options	-	-	-
Restricted stock vested not issued	-	-	-
Common stock and common stock equivalents	13,507,408	11,472,306	8,627,094

Loss from continuing operations per basic share	$(2.09)	$(1.70)	$(1.43)
Loss from continuing operations per diluted share	$(2.09)	$(1.70)	$(1.43)

Loss on discontinued operations per basic share	$-	$-	$(0.36)
Loss on discontinued operations per diluted share	$-	$-	$(0.36)

Net loss per basic share	$(2.09)	$(1.70)	$(1.79)
Net loss per diluted share	$(2.09)	$(1.70)	$(1.79)

For the year ended December 31, 2016, 2015 and 2014, the effect of conversion and exercise of the Company’s outstanding options are excluded from the calculations of dilutive net income (loss) per share as their effects would have been anti-dilutive since the Company had generated loss for the year ended December 31, 2016, 2015 and 2014.

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

The Company considers all available evidence to determine whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become realizable. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carry-forward periods), and projected taxable income in assessing the realizability of deferred tax assets. In making such judgments, significant weight is given to evidence that can be objectively verified. Based on all available evidence, in particular our three-year historical cumulative losses, recent operating losses and U.S. pre-tax loss for the year ended December 31, 2016, we recorded a valuation allowance against our U.S. net deferred tax assets. In order to fully realize the U.S. deferred tax assets, we will need to generate sufficient taxable income in future periods before the expiration of the deferred tax assets governed by the tax code.

CELLULAR BIOMEDICINE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

The following represent components of the current tax expense for the year ended December 31, 2016, 2015 and 2014:

	For the Year Ended
	December 31,
	2016	2015	2014
Current:
US federal	$-	$(733,158)	$41,798
US state	4,093	4,557	8,947
Foreign		-	-
Total current tax (credit) expense	$4,093	$(728,601)	$50,745
Deferred:
Federal	$-	$-	$-
State	-	-	-
Foreign	-	-	-
Total deferred tax expense	$-	$-	$-
Total income tax (credit) expense	$4,093	$(728,601)	$50,745

Tax effects of temporary differences that give rise to significant portions of the Company's deferred tax assets at December 31, 2016 and 2015 are presented below:

	December 31,	December 31,
	2016	2015
Deferred tax assets:
Net operating loss carry forwards (offshore)	$3,827,747	$1,994,281
Net operating loss carry forwards (US)	4,496,655	2,300,322
Accruals (offshore)	280,756	176,859
Accrued compensation (US)	25,168	36,177
Stock-based compensation (US)	3,018,905	1,430,243
Investments (US)	3,673,382	1,683,237
Credits (US)	97,504	72,004
Goodwill & intangibles	33,079	-
Subtotal	15,453,196	7,693,123
Less: valuation allowance	(15,452,737)	(7,663,450)
Total deferred tax assets	459	29,673

Deferred tax liabilities:
Property and equipment	(459)	(1,377)
Goodwill & intangibles	-	(28,296)

Subtotal	(459)	(29,673)

Net deferred tax asset	$-	$-

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

CELLULAR BIOMEDICINE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

As of December 31, 2016, the Company had net operating loss carryforwards of $11.1 million for U.S federal purposes, $10.7 million for U.S. state purposes, and $9.48 million for Chinese income tax purposes, such losses are set to expire in 2034, 2034, and 2021 for U.S. federal, U.S. state and Chinese income tax purposes, respectively. All deferred income tax expense is offset by changes in the valuation allowance pertaining to the Company's existing net operating loss carryforwards due to the unpredictability of future profit streams prior to the expiration of the tax losses.  The Company's effective tax rate differs from statutory rates of 35% for U.S. federal income tax purposes, 15% ~ 25% for Chinese income tax purpose and 16.5% for Hong Kong income tax purposes due to the effects of the valuation allowance and certain permanent differences as it pertains to book-tax differences in the value of client shares received for services.

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

Income tax expense for year ended December 31, 2016, 2015 and 2014 differed from the amounts computed by applying the statutory federal income tax rate of 35% to pretax income (loss) as a result of the following:

	For the Year Ended	For the Year Ended	For the Year Ended
	December 31, 2016	December 31, 2015	December 31, 2014
Effective Tax Rate Reconciliation
Income tax provision at statutory rate	(35)%	(35)%	(35)%
State income taxes, net of federal benefit	0%	0%	0%
Goodwill impairement	0%	0%	7%
Foreign rate differential	9%	12%	14%
Other permanent difference	2%	4%	0%
Change in valuation allowance	24%	15%	14%

Total tax (credit) expense	0%	(4)%	0%

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
FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

NOTE 21 – SEGMENT INFORMATION

As stated in Note 5, as of June 23, 2014, the Company decided to discontinue the Consulting segment. As such, since the discontinuation, the Company only has one business unit. Therefore, the Company will not be presenting segment information until such time as another segment is developed.

NOTE 22 – SUBSEQUENT EVENTS

On January 1, 2017, the Company entered into a lease agreement with Shanghai Chuangtong Industrial Development Co., Ltd., pursuant to which the Company leased a 10,501.60 square meter building located in the “Pharma Valley” of Shanghai, the Peopleís Republic of China for research and development, manufacturing and office space purposes. The term of the lease is 10 years, starting from January 1, 2017 and ending on December 31, 2026.

On January 9, 2017, the Company announced the commencement of patient enrollment in China for its CALL1 (“CART against Acute Lymphoblastic Leukemia”) Phase I clinical trial utilizing its optimized proprietary CCAR011 construct of CD19 chimeric antigen receptor Tcell (“CART”) therapy for the treatment of patients with relapsed or refractory (r/r) CD19+ Bcell Acute Lymphoblastic Leukemia.

Effective February 3, 2017, Richard Wang resigned as the Company’s Chief Operating Officer.

The governing Board of the California Institute for Regenerative Medicine (CIRM), California's stem cell agency, has awarded the Company $2.29 million to support preclinical studies of AlloJoinTM, CBMG’s “Off-the-Shelf” Allogeneic Human Adipose-derived Mesenchymal Stem Cells for the treatment of Knee Osteoarthritis in the United States in February 2017.

NOTE 23 – UNAUDITED QUARTERLY FINANCIAL INFORMATION

	Year ended December 31, 2016
	Q4	Q3	Q2	Q1	Total

Selected Income Statement Data:
Net sales and revenue	$57,828	$10,012	$71,599	$488,491	$627,930
Gross Profit/(Loss)	33,319	884	(251,988)	(14,702)	(232,487)
Loss from continuing operations	(6,139,761)	(10,661,220)	(7,197,282)	(4,210,113)	(28,208,376)
Net loss	(6,139,761)	(10,661,220)	(7,197,282)	(4,210,113)	(28,208,376)
Net loss per share :
Basic	(0.43)	(0.75)	(0.52)	(0.35)	(2.09)
Diluted	(0.43)	(0.75)	(0.52)	(0.35)	(2.09)

	Year ended December 31, 2015
	Q4	Q3	Q2	Q1	Total

Selected Income Statement Data:
Net sales and revenue	$620,167	$624,907	$656,959	$603,390	$2,505,423
Gross Profit	75,543	181,491	258,730	109,328	625,092
Loss from continuing operations	(4,991,877)	(5,142,198)	(5,026,475)	(4,287,171)	(19,447,721)
Net loss	(4,991,877)	(5,142,198)	(5,026,475)	(4,287,171)	(19,447,721)
Net loss per share :
Basic	(0.43)	(0.44)	(0.44)	(0.39)	(1.70)
Diluted	(0.43)	(0.44)	(0.44)	(0.39)	(1.70)