Form 10-K/A
period 2016-12-31
Cellular Biomedicine Group, Inc.
filed 2017-03-14
CIK 1378624

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

Documents Incorporated By Reference –None

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-K (this “Amendment”) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2016 originally filed on March 13, 2017 (the “Original Filing”) by Cellular Biomedicine Group, Inc., a Delaware corporation (“we,” “us,” “our”, “CBMG”, the “Company”, or “our company”). We are filing this Amendment to revise disclosures on our goals for the next 12 months in relation to clinical trials and regulatory approval efforts.

Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing. Accordingly, this Amendment should be read in conjunction with our Original Filing and our other filings made with the Securities and Exchange Commission subsequent to the filing of the Form 10-K.

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

In the next 12 months, we aim to accomplish the following, though there can be no assurances that we will be able to accomplish any of these goals:

●
Confirm the safety and tolerability profile in an investigator sponsored phase I trial of C-CAR011 in refractory aggressive DLBCL and to initiate a larger Phase II clinical trial as soon as practicable;
●
Confirm the safety and tolerability profile in an investigator sponsored phase I trial of  C-CAR011 in refractory (r/r) CD19+ B-cell Acute Lymphoblastic Leukemia (ALL), and to prepare for a follow up multi-center phase IIb trial;
●
Submit to the CFDA an IND package for C-CAR011 in CD19+ B-cell malignancies;
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

Registrant	Cellular Biomedicine Group, Inc.

Date: March 14, 2017	By:	/s/ Bizou (Tony) Liu
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