Form 10-Q
period 2017-03-31
Cellular Biomedicine Group, Inc.
filed 2017-05-08
CIK 1378624

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Large accelerated filer	☐	Accelerated filer	☑
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of April 30, 2017, there were 14,290,668 shares of common stock, par value $.001 per share issued and outstanding.

TABLE OF CONTENTS

PART I FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (unaudited)
	Condensed Consolidated Balance Sheets (unaudited)	3
	Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited)	4
	Condensed Consolidated Statements of Cash Flows (unaudited)	5
	Condensed Notes to Consolidated Financial Statements (unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	45

Item 4.	Controls and Procedures	45

PART II OTHER INFORMATION

Item 1.	Legal Proceedings	46

Item 1A.	Risk Factors	46

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	61

Item 3.	Defaults Upon Senior Securities	46

Item 4.	Mine Safety Disclosures

Item 5.	Other Information	61

Item 6.	Exhibits	61

SIGNATURES		62

PART I – FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (Unaudited)

 CELLULAR BIOMEDICINE GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
AS OF MARCH 31, 2017 AND DECEMBER 31, 2016

	March 31,	December 31,
	2017	2016

Assets
Cash and cash equivalents	$33,361,784	$39,252,432
Accounts receivable, less allowance for doubtful amounts of $10,218
and $10,163 as of March 31, 2017 and December 31, 2016, respectively	79,602	39,974
Other receivables	813,077	412,727
Prepaid expenses	1,071,447	986,951
Total current assets	35,325,910	40,692,084

Investments	509,424	509,424
Property, plant and equipment, net	4,449,268	4,117,739
Goodwill	7,678,789	7,678,789
Intangibles, net	13,677,958	14,092,581
Long-term prepaid expenses and other assets	1,949,542	1,537,850
Total assets (1)	$63,590,891	$68,628,467

Liabilities and Stockholders' Equity

Liabilities:
Accounts payable	$782,450	$216,154
Accrued expenses	325,486	1,168,787
Taxes payable	31,325	28,875
Other current liabilities	866,223	950,220
Total current liabilities	2,005,484	2,364,036

Other non-current liabilities	362,356	370,477
Total liabilities (1)	2,367,840	2,734,513

Commitments and Contingencies (note 12)

Stockholders' equity:

Preferred stock, par value $.001, 50,000,000 shares
authorized; none issued and outstanding as of
March 31, 2017 and December 31, 2016, respectively	-	-

Common stock, par value $.001, 300,000,000 shares authorized;
14,286,013 and 14,281,378 issued and outstanding
as of March 31, 2017 and December 31, 2016, respectively	14,286	14,281
Additional paid in capital	153,980,468	152,543,052
Accumulated deficit	(91,708,680)	(85,546,687)
Accumulated other comprehensive loss	(1,063,023)	(1,116,692)
Total stockholders' equity	61,223,051	65,893,954

Total liabilities and stockholders' equity	$63,590,891	$68,628,467
_______________
(1)
The Company’s consolidated assets as of March 31, 2017 and December 31, 2016 included $9,517,425 and $$9,626,171, respectively, of assets of variable interest entities, or VIEs, that can only be used to settle obligations of the VIEs. Each of the following amounts represent the balances as of March 31, 2017 and December 31, 2016, respectively. These assets include cash and cash equivalents of $2,861,822 and $4,021,992; other receivables of $772,628 and $370,702; prepaid expenses of $933,709 and $777,445; property, plant and equipment, net, of $2,322,433 and $2,398,576; intangibles of $1,592,961 and $1,613,582; and long-term prepaid expenses and other assets of $1,033,872 and $443,874. The Company’s consolidated liabilities as of March 31, 2017 and December 31, 2016 included $1,277,632 and $1,372,391, respectively, of liabilities of the VIEs whose creditors have no recourse to the Company. These liabilities include accounts payable of $702,318 and $161,825; other payables of $426,413 and $407,769; payroll accrual of $148,901 and $792,706; and other non-current liabilities of $nil and $10,091. See further description in Note 3, Variable Interest Entities.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CELLULAR BIOMEDICINE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016

	For the Three Months Ended
	March 31,
	2017	2016

Net sales and revenue	$98,425	$488,491

Operating expenses:
Cost of sales	37,402	503,193
General and administrative	3,185,247	2,775,925
Selling and marketing	117,884	178,754
Research and development	3,044,125	2,398,362
Total operating expenses	6,384,658	5,856,234
Operating loss	(6,286,233)	(5,367,743)

Other income
Interest income	49,182	17,050
Other income	77,508	16,320
Total other income	126,690	33,370
Loss before taxes	(6,159,543)	(5,334,373)

Income taxes credit (provision)	(2,450)	1,124,260

Net loss	$(6,161,993)	$(4,210,113)
Other comprehensive income:
Cumulative translation adjustment	53,669	16,073
Unrealized gain on investments, net of tax of nil and $4,514,060, for the three months ended march 31, 2017 and 2016, respectively	-	16,416,517
Total other comprehensive income:	53,669	16,432,590

Comprehensive income (loss)	$(6,108,324)	$12,222,477

Net loss per share :
Basic	$(0.43)	$(0.35)
Diluted	$(0.43)	$(0.35)

Weighted average common shares outstanding:
Basic	14,281,745	11,884,066
Diluted	14,281,745	11,884,066

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CELLULAR BIOMEDICINE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016

	For the Three Months Ended
	March 31,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,161,993)	$(4,210,113)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	669,739	671,649
Loss on disposal of assets	237	-
Stock based compensation expense	1,431,907	1,266,063
Changes in operating assets and liabilities:
Accounts receivable	(39,411)	50,764
Other receivables	(398,190)	9,705
Inventory	-	(96,083)
Prepaid expenses	(78,832)	(274,829)
Taxes recoverable	-	150,082
Long-term prepaid expenses and other assets	6,524	(38,522)
Accounts payable	565,236	(51,992)
Accrued expenses	(844,172)	57,178
Other current liabilities	(2,012)	29,415
Taxes payable	2,450	32,450
Deferred tax liabilities	-	(1,128,515)
Other non-current liabilities	(10,146)	(50,049)
Net cash used in operating activities	(4,858,663)	(3,582,797)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of intangibles	(23,268)	-
Purchases of property, plant and equipment	(1,026,994)	(674,736)
Net cash used in investing activities	(1,050,262)	(674,736)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from the issuance of common stock	-	4,970,002
Proceeds from exercise of stock options	5,514	93,249
Net cash provided by financing activities	5,514	5,063,251

EFFECT OF EXCHANGE RATE CHANGES ON CASH	12,763	(22,786)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(5,890,648)	782,932
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	39,252,432	14,884,597
CASH AND CASH EQUIVALENTS, END OF PERIOD	$33,361,784	$15,667,529

SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for income taxes	$-	$(4,255)

 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CELLULAR BIOMEDICINE GROUP, INC.
FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016
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

We are focused on developing and marketing safe and effective cell-based therapies based on our cellular platforms, to treat serious diseases such as cancer, orthopedic diseases, various inflammatory diseases and metabolic diseases. We have developed proprietary practical knowledge in the use of cell-based therapeutics that we believe could be used to help a great number of people suffering from cancer and other serious chronic diseases. We are conducting clinical studies in China for stem cell based therapies to treat knee osteoarthritis (“KOA”). We have completed Phase IIb autologous haMPC KOA clinical study and published its promising results. Led by Shanghai Renji Hospital, one of the largest teaching hospitals in China, we launched Phase I clinical trial of an off-the-shelf allogeneic haMPC (AlloJoinTM) therapy for KOA. We have completed patient recruitment and treatment for Phase I clinical studies of KOA on August 5, 2016. With the California Institute of Regenerative Medicine’s (CIRM) $2.29 million grant we have started manufacturing AlloJoinTMproduct for KOA preclinical and clinical studies in the United States.

Our primary target market is Greater China. We believe that the results of our research, the acquired knowhow and clinical study results will help to cure or alleviate illness and suffering of the patients. We expect to carry out the clinical studies leading to eventual CFDA approval through IND filings and authorized treatment centers throughout Greater China.

With the acquisition of the University of South Florida’s license on the next generation GVAX vaccine (CD40LGVAX) and its related standard operational procedures (SOPs), we have expanded our immuno-oncology portfolio significantly. We plan to use the knowledge we obtained from the previous phase l clinical study conducted in the U.S. by the Moffitt Cancer center to support an investigator sponsored trial to evaluate the potential synergistic effect of the combination of CD40LGVAX with anti-PD1 checkpoint inhibitor, to treat a selected segment of late stage non-small cell lung cancer (NSCLC) adenocarcinoma patients. We may also seek approval to conduct clinical trials with leading non-U.S. medical centers or seek partnership for CD40LGVAX sub-license opportunities.

With our recent build-up of multiple cancer therapeutic technologies, we have prioritized our clinical efforts on launching multiple trials for CAR-Ts in several indications and not actively pursuing the fragmented technical services opportunities. We are striving to build a highly competitive research and development function, a translational medicine team, along with a well-established cellular manufacturing capability for clinical grade materials, to support the development of multiple assets in several cancer indications. These efforts will allow us to boost the Company's Immuno-Oncology presence and pave the way for future partnerships.

Corporate History

Cellular Biomedicine Group, Inc., was originally incorporated in the State of Arizona on June 25, 2001 and changed its corporate headquarters to California in March 2013. At the end of September 2015, the Company moved its corporate headquarters to 19925 Stevens Creek Blvd., Suite 100 in Cupertino, California. The Company is a biopharmaceutical company focused on developing therapies to improve the health of patients in China.

NOTE 2 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”) for reporting on Form 10-Q. Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements herein. The unaudited Condensed Consolidated Financial Statements herein should be read in conjunction with the historical consolidated financial statements of the Company for the years ended December 31, 2016 included in our Annual Report on Form 10-K for the year ended December 31, 2016. Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

Principles of Consolidation

Our unaudited condensed consolidated financial statements reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of our financial position and results of operations. Such adjustments are of a normal recurring nature, unless otherwise noted. The balance sheet as of March 31, 2017 and the results of operations for the three months ended March 31, 2017 are not necessarily indicative of the results to be expected for any future period.

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

In February 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-05, “Other Income —Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets” (“ASU 2017-05”), which clarifies the scope of the nonfinancial asset guidance in Subtopic 610-20. This ASU also clarifies that the derecognition of all businesses and nonprofit activities (except those related to conveyances of oil and gas mineral rights or contracts with customers) should be accounted for in accordance with the derecognition and deconsolidation guidance in Subtopic 810-10. The amendments in this ASU also provide guidance on the accounting for what often are referred to as partial sales of nonfinancial assets within the scope of Subtopic 610-20 and contributions of nonfinancial assets to a joint venture or other noncontrolled investee. The amendments in this ASU are effective for annual reporting reports beginning after December 15, 2017, including interim reporting periods within that reporting period. Public entities may apply the guidance earlier but only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. We do not expect the adoption of ASU 2017-05 to have a material impact on our consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment” (“ASU 2017-04”), which removes Step 2 from the goodwill impairment test. An entity will apply a one-step quantitative test and record the amount of goodwill impairment as the excess of a reporting unit's carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The new guidance does not amend the optional qualitative assessment of goodwill impairment. Public business entity that is a U.S. Securities and Exchange Commission filer should adopt the amendments in this ASU for its annual or any interim goodwill impairment test in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We are currently evaluating the impact of the adoption of ASU 2017-04 on our consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash” (“ASU 2016-18”), which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments in this ASU do not provide a definition of restricted cash or restricted cash equivalents. The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. We do not expect the adoption of ASU 2016-18 to have a material impact on our consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”), which addresses the following eight specific cash flow issues: debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies (including bank-owned life insurance policies; distributions received from equity method investees; beneficial interests in securitization transactions; and separately identifiable cash flows and application of the predominance principle. The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. We do not expect the adoption of ASU 2016-15 to have a material impact on our consolidated financial statements.

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

In April 2016, the FASB issued ASU No. 2016-09, “Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”), which simplifies several aspects of the accounting for employee share-based payment transactions. The areas for simplification in ASU 2016-09 include the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The amendments in this ASU will be effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods. Early adoption is permitted. ASU 2016-09 has been adopted in our current consolidated financial statements for the three months ended March 31, 2017 and does not have a material impact.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). The amendments in this update create Topic 842, Leases, and supersede the leases requirements in Topic 840, Leases. Topic 842 specifies the accounting for leases. The objective of Topic 842 is to establish the principles that lessees and lessors shall apply to report useful information to users of financial statements about the amount, timing, and uncertainty of cash flows arising from a lease. The main difference between Topic 842 and Topic 840 is the recognition of lease assets and lease liabilities for those leases classified as operating leases under Topic 840. Topic 842 retains a distinction between finance leases and operating leases. The classification criteria for distinguishing between finance leases and operating leases are substantially similar to the classification criteria for distinguishing between capital leases and operating leases in the previous leases guidance. The result of retaining a distinction between finance leases and operating leases is that under the lessee accounting model in Topic 842, the effect of leases in the statement of comprehensive income and the statement of cash flows is largely unchanged from previous GAAP. The amendments in ASU 2016-02 are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years for public business entities. Early application of the amendments in ASU 2016-02 is permitted. We are currently evaluating the impact of the adoption of ASU 2016-02 on our consolidated financial statements.

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

NOTE 3 – VARIABLE INTEREST ENTITIES

VIEs are those entities in which a company, through contractual arrangements, bears the risk of, and enjoys the rewards normally associated with ownership of the entity, and therefore the Company is the primary beneficiary of the entity. Cellular Biomedicine Group Ltd (Shanghai) (“CBMG Shanghai”) and its subsidiaries are variable interest entities (VIEs), through which the Company conducts stem cell and immune therapy research and clinical trials in China. The registered shareholders of CBMG Shanghai are Lu Junfeng and Chen Mingzhe, who together own 100% of the equity interests in CBMG Shanghai. The initial capitalization and operating expenses of CBMG Shanghai are funded by our wholly foreign-owned enterprise (“WFOE”), Cellular Biomedicine Group Ltd. (Wuxi) (“CBMG Wuxi”). The registered capital of CBMG Shanghai is ten million RMB and was incorporated on October 19, 2011. Agreen Biotech Co. Ltd. (“AG”) was 100% acquired by CBMG Shanghai in September 2014. AG was incorporated on April 27, 2011 and its registered capital is five million RMB. In January 2017, CBMG Shanghai established two fully owned subsidiaries - Wuxi Cellular Biopharmaceutical Group Ltd. and Shanghai Cellular Biopharmaceutical Group Ltd, which are located in Wuxi and Shanghai respectively. For the period ended March 31, 2017 and 2016, nil and 60% of the Company revenue is derived from VIEs respectively.

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

The Company has aggregated the financial information of CBMG Shanghai and its subsidiaries in the table below. The aggregate carrying value of assets and liabilities of CBMG Shanghai and its subsidiaries (after elimination of intercompany transactions and balances) in the Company’s condensed consolidated balance sheets as of March 31, 2017 and December 31, 2016 are as follows:

	March 31,	December 31,
	2017	2016
Assets
Cash	$2,861,822	$4,021,992
Other receivables	772,628	370,702
Prepaid expenses	933,709	777,445
Total current assets	4,568,159	5,170,139

Property, plant and equipment, net	2,322,433	2,398,576
Intangibles	1,592,961	1,613,582
Long-term prepaid expenses and other assets	1,033,872	443,874
Total assets	$9,517,425	$9,626,171

Liabilities
Accounts payable	$702,318	$161,825
Other payables	426,413	407,769
Payroll accrual	148,901	792,706
Total current liabilities	$1,277,632	$1,362,300

Other non-current liabilities	-	10,091
Total liabilities	$1,277,632	$1,372,391

NOTE 4 – OTHER RECEIVABLES

The Company pays deposits on various items relating to office expenses. Management has classified these deposits as other receivables as the intention is to recover these deposits in less than 12 months. As of March 31, 2017 and December 31, 2016 the amounts of other receivables was $813,077 and $412,727, respectively.

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT

As of March 31, 2017 and December 31, 2016, property, plant and equipment, carried at cost, consisted of the following:

	March 31, 2017	December 31, 2016

Office equipment	$79,762	$80,485
Manufacturing equipment	3,392,211	3,347,458
Computer equipment	170,127	162,769
Leasehold improvements	1,923,024	1,912,573
Construction work in process	1,618,925	1,172,433
	7,184,049	6,675,718
Less: accumulated depreciation	(2,734,781)	(2,557,979)
	$4,449,268	$4,117,739

For the three months ended March 31, 2017 and 2016, depreciation expense was $222,926 and $217,738, respectively.

NOTE 6 – INVESTMENTS

The Company’s investments represent the investment in equity securities listed in Over-The-Counter (“OTC”) markets of the United States of America:

March 31, 2017 and December 31, 2016	Cost	Gross Unrealized Gains/(losses)	Gross Unrealized Losses more than 12 months	Gross Unrealized Losses less than 12 months	Market or Fair Value
Equity position in Alpha Lujo, Inc.	$251,388	$-	$-	$(221,964)	$29,424
Equity position in Arem Pacific Corporation	480,000	-	-	-	480,000
Total	$731,388	$-	$-	$(221,964)	$509,424

The unrealized holding gains for the investments that recognized in other comprehensive income for the three months ended March 31, 2017 and 2016 was $nil and $20,930,577, respectively.

The Company tracks each investment with an unrealized loss and evaluate them on an individual basis for other-than-temporary impairments, including obtaining corroborating opinions from third party sources, performing trend analysis and reviewing management’s future plans.  When investments have declines determined by management to be other-than-temporary the Company recognizes write downs through earnings.  There is no other-than-temporary impairment of investments for the three months ended March 31, 2017 and 2016.

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

Assets measured at fair value within Level 2 on a recurring basis as of March 31, 2017 and December 31, 2016 are summarized as follows:

	As of March 31, 2017 and December 31, 2016
	Fair Value Measurements at Reporting Date Using:
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Equity position in Alpha Lujo, Inc.	$29,424	$-	$29,424	$-
Equity position in Arem Pacific Corporation	480,000	-	480,000	-
	$509,424	$-	$509,424	$-

 No shares were acquired in the three months ended March 31, 2017 and 2016.

As of March 31, 2017 and December 31, 2016, the Company holds 8,000,000 shares in Arem Pacific Corporation, 2,942,350 shares in Alpha Lujo, Inc. and 2,057,131 shares in Wonder International Education and Investment Group Corporation (“Wonder”), respectively.  Full impairment has been provided for shares of Wonder. All available-for-sale investments held by the Company at March 31, 2017 and December 31, 2016 have been valued based on level 2 inputs due to the limited trading of all two of these companies.

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

As of March 31, 2017 and December 31, 2016, intangible assets, net consisted of the following:

Patents & knowhow & license
	March 31, 2017	December 31, 2016
Cost basis	$17,570,593	$17,560,496
Less: accumulated amortization	(3,980,482)	(3,539,617)
	$13,590,111	$14,020,879

Software
	March 31, 2017	December 31, 2016
Cost basis	$149,898	$125,964
Less: accumulated amortization	(62,051)	(54,262)
	$87,847	$71,702

Total intangibles, net	$13,677,958	$14,092,581

All software is provided by a third party vendor, is not internally developed, and has an estimated useful life of five years. Patents and knowhow are amortized using an estimated useful life of three to ten years. Amortization expense for the three months ended March 31, 2017 and 2016 was $446,813 and $453,911, respectively.

Estimated amortization expense for each of the ensuing years are as follows for the years ending March 31:

Years ending March 31,	Amount
2018	$1,783,572
2019	1,776,959
2020	1,776,252
2021	1,771,697
2022 and thereafter	6,569,478
$13,677,958

NOTE 9 – LEASES

The Company leases facilities under non-cancellable operating lease agreements.  These facilities are located in the United States, Hong Kong and China.  The Company recognizes rental expense on a straight-line basis over the life of the lease period.  Rent expense under operating leases for the three months ended March 31, 2017 and 2016 was approximately $894,885 and $298,799, respectively.

As of March 31, 2017, the Company has the following future minimum lease payments due under the foregoing lease agreements:

Years ending March 31,	Amount
2018	$3,087,257
2019	2,784,856
2020	2,673,360
2021	2,423,135
2022 and thereafter	13,765,716

$24,734,324

NOTE 10 – RELATED PARTY TRANSACTIONS

As of March 31, 2017 and December 31, 2016, accrued expenses included director fees of $8,782 and $3,082 due to independent director Mr. Gang Ji.

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

During the three months ended March 31, 2017 and 2016, the Company expensed $1,415,751 and $1,092,034 associate with unvested options awards, $16,156 and $174,029 associated with restricted common stock, respectively.

During the three months ended March 31, 2017 and 2016, options for 600 and 26,385 underlying shares were exercised, 600 and 26,385 shares of the Company’s common stock were issued accordingly.

During the three months ended March 31, 2017 and 2016, 4,035 and nil shares of the Company's restricted common stock were issued to directors, employees and advisors respectively.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Capital commitments

As of March 31, 2017, the capital commitments of the Company are summarized as follows:

March 31, 2017

Contracts for acquisition of plant and equipment being or to be executed	$6,478,371

NOTE 13 – STOCK BASED COMPENSATION

Our stock-based compensation arrangements include grants of stock options and restricted stock awards under the Stock Option Plan (the “2009 Plan”,“2011 Plan”, “2013 Plan” and the “2014 Plan”), and certain awards granted outside of these plans. The compensation cost that has been charged against income related to stock options for the three months ended March 31, 2017 and 2016 was $1,415,751 and $1,092,034, respectively. The compensation cost that has been charged against income related to restricted stock awards for the three months ended March 31, 2017 and 2016 was $16,156 and $174,029, respectively.

As of March 31, 2017, there was $7,484,814 all unrecognized compensation cost related to an aggregate of 804,334 of non-vested stock option awards and $610,045 related to an aggregate of 36,805 of non-vested restricted stock awards.  These costs are expected to be recognized over a weighted-average period of 2.24 years for the stock options awards and 1.06 years for the restricted stock awards.

During the three months ended March 31, 2017, the Company issued options under the 2011 Plan, 2013 Plan and 2014 Plan of an aggregate of 387,741 shares of the Company’s common stock. The grant date fair value of these options was $3,524,124 using Black-Scholes option valuation models with the following assumptions: exercise price equal to the grant date stock price of $11.05 to $13.2, volatility 89.05% to 89.23%, expected life 6.0 years, and risk-free rate of 1.96% to 2.29%. The Company is expensing these options on a straight-line basis over the requisite service period.

During the three months ended March 31, 2016, the Company issued options under the 2013 Plan and 2014 Plan of an aggregate of 50,743 shares of the Company’s common stock. The grant date fair value of these options was $542,901 using Black-Scholes option valuation models with the following assumptions: exercise price equal to the grant date stock price of $14.14 to $40.00, volatility 89.66% to 89.91%, expected life 6.0 years, and risk-free rate of 1.31% to 1.65%. The Company is expensing these options on a straight-line basis over the requisite service period.

The following table summarizes stock option activity as of March 31, 2017 and December 31, 2016 and for the three months ended March 31, 2017:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Outstanding at December 31, 2016	1,607,815	$12.59	7.3	$6,355,072
Grants	387,741	12.24
Forfeitures	(57,013)	22.57
Exercises	(600)	9.19
Outstanding at March 31, 2017	1,937,943	$12.22	7.6	$5,396,233

Vested and exercisable at March 31, 2017	1,133,609	$9.34	6.7	$5,245,859

Exercise	Number of Options
Price	Outstanding	Exercisable

$3.00 - $4.95	185,547	185,547
$5.00 - $9.19	566,104	546,704
$11.05+	1,186,292	401,358
	1,937,943	1,133,609

The aggregate intrinsic value for stock options outstanding is defined as the positive difference between the fair market value of our common stock and the exercise price of the stock options.

Cash received from option exercises under all share-based payment arrangements for the three months ended March 31, 2017 and 2016 was $5,514 and $93,249.

NOTE 14 – NET LOSS PER SHARE

Basic and diluted net loss per common share is computed on the basis of our weighted average number of common shares outstanding, as determined by using the calculations outlined below:

	For the Three Months Ended
	March 31,
	2017	2016

Net loss	$(6,161,993)	$(4,210,113)

Weighted average shares of common stock	14,281,745	11,884,066
Dilutive effect of stock options	-	-
Restricted stock vested not issued	-	-
Common stock and common stock equivalents	14,281,745	11,884,066

Net loss per basic share	$(0.43)	$(0.35)
Net loss per diluted share	$(0.43)	$(0.35)

For the three months ended March 31, 2017 and 2016, the effect of conversion and exercise of the Company’s outstanding options are excluded from the calculations of dilutive net income (loss) per share as their effects would have been anti-dilutive since the Company had generated loss for the three months ended March 31, 2017 and 2016.

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

The Company considers all available evidence to determine whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become realizable. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carry-forward periods), and projected taxable income in assessing the realizability of deferred tax assets. In making such judgments, significant weight is given to evidence that can be objectively verified. Based on all available evidence, in particular our three-year historical cumulative losses, recent operating losses and U.S. pre-tax loss for the three months ended March 31, 2017, we recorded a valuation allowance against our U.S. net deferred tax assets. In order to fully realize the U.S. deferred tax assets, we will need to generate sufficient taxable income in future periods before the expiration of the deferred tax assets governed by the tax code.

In each period since inception, the Company has recorded a valuation allowance for the full amount of net deferred tax assets, as the realization of deferred tax assets is uncertain. As a result, the Company has not recorded any federal or state income tax benefit in the consolidated statements of operations and comprehensive income (loss).

As of March 31, 2017, the Company had net operating loss carryforwards of $13.2 million for U.S. federal purposes, $12.8 million for U.S. state purposes, and $6.6 million for Chinese income tax purposes, such losses will begin to expire in 2034, 2034, and 2022 for U.S. federal, U.S. state and Chinese income tax purposes, respectively. Deferred income tax expense is a result of recognizing tax benefit of current period loss due to other comprehensive income recorded this quarter.  The Company's effective tax rate differs from statutory rates of 35% for U.S. federal income tax purposes, 15% to 25% for Chinese income tax purpose and 16.5% for Hong Kong income tax purposes due to the effects of the valuation allowance and certain permanent differences as it pertains to book-tax differences in the value of client shares received for services.

Pursuant to the Corporate Income Tax Law of the PRC, all of the Company’s PRC subsidiaries are liable to PRC Corporate Income Taxes (“CIT”) at a rate of 25% except for Cellular Biomedicine Group Ltd. (Shanghai) (“CBMG Shanghai”). According to Guoshuihan 2009 No. 203, if an entity is certified as an “advanced and new technology enterprise”, it is entitled to a preferential income tax rate of 15%. CBMG Shanghai obtained the certificate of “advanced and new technology enterprise” dated October 30, 2015 with an effective period of three years and the provision for PRC corporate income tax for CBMG Shanghai is calculated by applying the income tax rate of 15% from calendar year 2015.

NOTE 16 – SEGMENT INFORMATION

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

NOTE 17 – SUBSEQUENT EVENTS

 On April 10, 2017, Cellular Biomedicine Group, Inc. (the “Company”) issued a press release announcing a strategic collaboration with GE Healthcare Life Sciences China to co-develop certain automated control processes for manufacture of chimeric antigen receptor T-cell (“CART”) and stem cell therapies.

On May 4, 2017, the Company received $1.2 million from the CIRM grant, the first of four disbursement totaling $2.29 million to fund our off-the-shelf AlloJoin™ Allogeneic Stem Cell Therapy for Knee Osteoarthritis (KOA) in the U.S.

On May 4, 2017, the Company entered into a Use Agreement with Children's Hospital Los Angeles, using its GMP facility for Company's KOA application in the U.S., which will be effective as of June 1, 2017 and terminates on December 31, 2017.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis summarizes the significant factors affecting our results of operations, financial condition and liquidity position for the three months ended March 31, 2017 and 2016, and should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this filing.

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

On November 29, 2016 we announced the approval and commencement of patient enrollment in China for our CARD-1 (“CAR-T Against DLBCL”) Phase I clinical trial utilizing our optimized proprietary C-CAR011 construct of CD19 chimeric antigen receptor T-cell (CAR-T) therapy for the treatment of patients with refractory Diffuse Large B-cell Lymphoma (DLBCL). The CARD-1 trial has begun enrollment with final data expected to be available in the second half of 2017.

On December 9, 2016 we announced interim 3-month safety data from our Phase I clinical trial in China for AlloJoin™ off-the-shelf allogeneic stem cell therapy for KOA. The preliminary data was presented on December 2016 at the World Stem Cell Summit in West Palm Beach, Florida. The interim analysis of the trial has preliminarily demonstrated a safety and tolerability profile of AlloJoin™ in the three doses tested, and adverse events (AE) are similar to that of our prior autologous trials. No serious adverse events (SAE) have been observed. The trial is on schedule to be completed by the third quarter of 2017.

On January 3, 2017, we announced the signing of a ten-year lease of a 113,038 square feet building located in the “Pharma Valley” in Shanghai Zhangjiang High-Tech Park. The new facility designed and built to GMP standards that will be built on these premises will consist of 40,000 square feet dedicated to advanced cell manufacturing.  We plan to invest an aggregate of approximately 32 million USD into Zhangjiang GMP standards facility, of which $6.5 million will be spent on GMP standards facility and around 25 million will be spent on lease of this real estate. By the end of 2017, the Company anticipates that the new Zhangjiang, an expanded Wuxi, and Beijing GMP standards facilities combined will have 70,000 square feet, and the Company expects that it will be capable of supporting simultaneous clinical trials for five different CAR-T and stem cell products, or the ability to treat approximately 10,000 cancer patients and 10,000 stem cell patients per year. With this capacity, we plan to boost our head account on researchers and technicians for additional 50 personnel by the end of 2017.

 On January 9, 2017, we announced the commencement of patient enrollment in China for its CALL-1 (“CAR-T against Acute Lymphoblastic Leukemia”) Phase I clinical trial utilizing its optimized proprietary C-CAR011 construct of CD19 chimeric antigen receptor T-cell (CAR-T) therapy for the treatment of patients with relapsed or refractory (r/r) CD19+ B-cell Acute Lymphoblastic Leukemia (ALL). The CALL-1 trial has begun enrollment with final data expected to be available at the end of 2017. Depending on the Phase I CALL-1 results, CBMG expects to initiate a larger Phase II clinical trial as soon as practicable.

On February 27, 2017 we announced the Company received a $2.29 million grant from California Institute of RegenerativeMedicine (CIRM)  to fund our off-the-shelf AlloJoinTM Allogeneic Stem Cell Therapy for Knee Osteoarthritis (KOA) in the United States. The grant will allow the company to perform pre-clinical manufacturing studies at Children’s Hospital Los Angeles (CHLA) and to prepare AlloJoin™ for a U.S. Phase I clinical trial with C. Thomas Vangsness, Jr., as the principal investigator and the Keck School of Medicine of USC as a trial site. On May 4, 2017, the Company received $1.2 million from the CIRM grant, the first of four disbursement totaling $2.29 million to fund our off-the-shelf AlloJoin™ Allogeneic Stem Cell Therapy for Knee Osteoarthritis (KOA) in the U.S.

On March 30, 2017 we announced the completion of its newly expanded 30,000 square foot facility in Huishan High Tech Park in Wuxi, China. 20,000 square feet of the Wuxi GMP facility will be dedicated to advanced stem cell culturing, centralized plasmid and viral vector production, cell banking and development of reagents.

 On April 10, 2017, we announced a strategic research collaboration to co-develop certain high-quality industrial control processes in Chimeric Antigen Receptor T-cell (CAR-T) and stem cell manufacturing with GE Healthcare Life Science. In connection with the collaboration, a joint laboratory within CBMG’s new Shanghai Zhangjiang facility designed and built to GMP standards will be established and dedicated to the joint research and development of a functionally integrated and automated immunotherapy cell preparation system.

In the next 12 months, we aim to accomplish the following, though there can be no assurances that we will be able to accomplish any of these goals:

●
Confirm the safety and tolerability profile in an investigator sponsored phase I trial of C-CAR011 in China in refractory aggressive DLBCL and to initiate a larger Phase II clinical trial as soon as practicable.
●
Confirm the safety and tolerability profile in an investigator sponsored phase I trial of C-CAR011 in refractory (r/r) CD19+ B-cell Acute Lymphoblastic Leukemia (ALL) in China, and to prepare for a follow up multicenter phase IIb trial.
●
Submit to the CFDA an IND package for C-CAR011 in CD19+ B-cell malignancies.
●
Initiate an investigator sponsored phase I trial of CBM-CD20 in CLL patients in China;
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
●
Initiate clinical study to support the New Drug Application (NDA) for Allogeneic KOA study in the United States;
●
Bolster R&D resources to fortify our intellectual properties portfolio and scientific development;
●
Improve liquidity and fortify our balance sheet by courting institutional investors;
●
Evaluate new regenerative medicine technology platform for other indications;
●
Explore new CAR-T opportunities for international collaboration and /or partnership;
●
Expand our cell manufacturing capacity and capabilities;
●
Evaluate the feasibility of sponsoring a multi-sites Phase I/II NSCLC clinical study to support the New Drug Application (NDA) for the U.S. and China CD40L GVAX trial in combination with anti-PD1; and
●
Implement our GE Joint Technology Laboratory to develop control processes for the manufacture of CAR-T and Stem Cell Therapies.

Corporate History

Please refer to Note 1 of unaudited condensed consolidated financial statements for the corporate history.

BIOPHARMACEUTICAL BUSINESS

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

In January 2015, we initiated patient recruitment in a phase II clinical study, in China, of ReJoin (human adipose derived mesenchymal progenitor cell or “haMPC”) in Cartilage Damaged (“CD”) patients resulting from osteoarthritis (“OA”) or sports injury, in further support of KOA indication. The study is based on the same technology that has shown significant efficacy in the treatment of Knee Osteoarthritis (“KOA”), but requires two arthroscopic examinations and the use of magnetic resonance imaging (“MRI”) to further demonstrate the regenerative efficacy of ReJoin. Upon further review of the protocol and the difficulty of getting patients back for a second arthroscopic examination, we determined to terminate the study.

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

According to an October 2010 article from the Foundation for the National Institutes of Health, there are approximately 27 million Americans with Osteoarthritis (OA), and symptomatic Knee Osteoarthritis (KOA) occurs in 13% of persons aged 60 and older. The International Journal of Rheumatic Diseases, 2011 reports that approximately 57 million people in China suffer from KOA. Currently no treatment exists that can effectively preserve knee joint cartilage or slow the progression of KOA. Current common drug-based methods of management, including anti-inflammatory medications (NSAIDs), only relieve symptoms and carry the risk of side effects. Patients with KOA suffer from compromised mobility, leading to sedentary lifestyles; doubling the risk of cardiovascular diseases, diabetes, and obesity; and increasing the risk of all causes of mortality, colon cancer, high blood pressure, osteoporosis, lipid disorders, depression and anxiety. According to the Epidemiology of Rheumatic Disease (Silman AJ, Hochberg MC. Oxford Univ. Press, 1993:257), 53% of patients with KOA will eventually become disabled.

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

Our strategy is to develop safe and effective cellular medicine therapies for indications that represent a large unmet need in China, based on technologies developed both in-house and obtained through acquisition, licensing and collaboration arrangements with other companies. Our near term objective is to pursue successful clinical trials in China for our KOA application, followed by our CD and Asthma therapies. We also initiated multiple dose preclinical studies in Chronic Pulmonary Disease (“COPD”) animal model. At this time we have maintained our focus on the knee osteoarthritis trials and have not prioritized the COPD pre clinical study. We intend to utilize our comprehensive cell platform to support multiple cell lines to pursue multiple therapies, both allogeneic and autologous. We intend to apply U.S. Standard Operating Procedures ("SOPs") and protocols while complying with Chinese regulations, while owning, developing and executing our own clinical trial protocols. We plan to establish domestic and international joint ventures or partnerships to set up cell laboratories and/or research facilities, acquire technology or in-license technology from outside of China, and build affiliations with hospitals, to develop a commercialization path for our therapies, once approved. We intend to use our first-mover advantage in China, against a backdrop of enhanced regulation by the central government, to differentiate ourselves from the competition and establish a leading position in the China cell therapeutic market.  We also intend to out-license our technologies to interested parties and are exploring the feasibility of a U.S. allogeneic KOA clinical study with the FDA.

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

In total, our facilities operating under cGMP have over 47,300 sq. ft. of space with the capacity for 19 independent cell production lines. We are expanding our facilities designed and built to GMP standards to approximately 70,000 sq. ft. of space and aim to be able to treat approximately 10,000 cancer patients and 10,000 patients per year by the end of 2017.

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

Our strategy is, through the acquisition of AG and the technologies and pre-clinical and clinical data of University of the South Florida and PLAGH, to become an immune cell business leader in the China cancer therapy market and specialty pharmaceutical market by utilizing CBMG’s attractiveness as a NASDAQ listed company to consolidate key China immune cell technology leaders with fortified intellectual property and ramp up revenue with first mover’s advantage in a safe and efficient manner.  The Company plans to accelerate cancer trials by using the knowledge and experience gained from the Company’s ongoing KOA trials and the recent, CAR-T and Tcm technologies.   Immune cell therapies have not been codified by any of the Chinese regulatory agencies. On December 16, 2016, the CFDA issued solicited feedback on its draft "Technical Guidelines for Research and Evaluation of Cellular Products”, signaling near term clarification and codification/of the cell therapy regulation. We believe this will create substantial barrier-to-entry for newcomers in China. However, it remains unclear if any of our clinical trials will qualify for U.S.FDA-liked Fast Track designation as maintenance therapy in subjects with advanced cancer who have limited options following surgery and front-line platinum/taxane chemotherapy to improve their progression-free survival. By applying U.S. SOP and protocols and following authorized treatment plans in China, we believe we are differentiated from our competition as we believe we have first mover’s advantage and a fortified barrier to entry.  In addition, encouraged by the recent CIRM grant of $2.29 million for our preclinical trial to replicate and validate the manufacturing process and control system at the cGMP facility located at Children’s Hospital Los Angeles to support the filing of an IND with the FDA, we have begun to review the feasibility of performing a synergistic U.S. KOA clinical trial.

Competition

The biotechnology and pharmaceutical industries, including the gene therapy field, are characterized by rapidly advancing technologies, intense competition and a strong emphasis on intellectual property. We face substantial competition from many different sources, including large biopharmaceutical companies, midsize/smaller public and privately-held biotechnology firms, academic research institutions, governmental agencies, and public and private research institutions

We compete with companies in the space of immunotherapy, as well as companies developing novel targeted therapies for cancer. We anticipate substantial direct competition from other organizations developing advanced T cell therapies. In particular, we expect to compete with genetically engineering T cell therapies that are being pursued by multiple companies, including Kite, Novartis, Juno Therapeutics, Amgen,as well as a number of China-based companies. In particular, the Chinese JV Fosun Kite is in the process of research and development of its own versions of Kite C-19 T cell therapies and the JV BeiGene Biologic has just announced their high-quality large scale manufacturing project in Guangzhou.

We also face competition in the degenerative osteoarthritis from non-immunotherapy based treatments offered by companies such as TissueGene and Mitsubishi pharma, which has completed U.S phase 2 trials and received a Special Protocol Assessment designation for Phase 3 trials scheduled to begin in the second quarter of 2017.

Many of our competitors, either alone or with their strategic partners, have substantially greater financial, technical and human resources. Accordingly, our competitors may be more successful than us in obtaining approval for treatments and achieving widespread market acceptance and may render our treatments obsolete or non-competitive. Mergers and acquisitions in the biotechnology and pharmaceutical industries may result in even more resources being concentrated among a smaller number of our competitors. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical study sites and patient registration for clinical studies, as well as in acquiring technologies complementary to, or necessary for, our programs. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies.

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

During the three months ended March 31, 2017, we believe that there have been no significant changes to the items that we disclosed as our critical accounting policies and estimates in the “Critical Accounting Policies and Estimates” section of Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Results of Operations
Below is a discussion of the results of our operations for the three months ended March 31, 2017 and 2016. These results are not necessarily indicative of result that may be expected in any future period. Our prospects should be considered in light of the risks, expenses and difficulties that we may encounter. We may not be successful in addressing these risks and difficulties.

Comparison of Three Months Ended March 31, 2017 to Three Months Ended March 31, 2016

The descriptions in the results of operations below reflect our operating results as set forth in our Consolidated Statement of Operations filed herewith.

	For the Three Months Ended
	March 31,
	2017	2016

Net sales and revenue	$98,425	$488,491

Operating expenses:
Cost of sales	37,402	503,193
General and administrative	3,185,247	2,775,925
Selling and marketing	117,884	178,754
Research and development	3,044,125	2,398,362
Total operating expenses	6,384,658	5,856,234
Operating loss	(6,286,233)	(5,367,743)

Other income
Interest income	49,182	17,050
Other income	77,508	16,320
Total other income	126,690	33,370
Loss before taxes	(6,159,543)	(5,334,373)

Income taxes credit (provision)	(2,450)	1,124,260

Net loss	$(6,161,993)	$(4,210,113)
Other comprehensive income:
Cumulative translation adjustment	53,669	16,073
Unrealized gain on investments, net of tax of nil and $4,514,060, for the three months ended march 31, 2017 and 2016，respectively	-	16,416,517
Total other comprehensive income:	53,669	16,432,590

Comprehensive income (loss)	$(6,108,324)	$12,222,477

Net loss per share :
Basic	$(0.43)	$(0.35)
Diluted	$(0.43)	$(0.35)

Weighted average common shares outstanding:
Basic	14,281,745	11,884,066
Diluted	14,281,745	11,884,066

* These line items include the following amounts of non-cash, stock-based compensation expense for the periods indicated:

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
	CBMG	CBMG
	As stated	As stated

Cost of sales	11,139	37,039
General and administrative	867,585	449,781
Selling and marketing	(2,382)	47,761
Research and development	555,565	731,482
	1,431,907	1,266,063

Results of Operations

Net sales and revenue

	2017	2016	Change	Percent

For the three months ended March 31,	$98,425	$488,491	$(390,066)	(80)%

All the revenue was derived from cell therapy technology service for three months period ended March 31, 2017 and 2016. The decrease in revenue is the result of prioritizing cancer therapeutic technologies and focusing our clinical efforts on developing CART technologies, Vaccine, Tcm and TCR clonality technologies. As a result of not focusing on the cell therapy technology service revenue, in the second quarter of 2016 the Company ceased its cooperation with the Jihua Hospital and several other agents, which resulted in decreased revenue in 2017.

Cost of Sales

	2017	2016	Change	Percent

For the three months ended March 31,	$37,402	$503,193	$(465,791)	(93)%

The cost of sales decreased in line with the sales.

General and Administrative Expenses

	2017	2016	Change	Percent

For the three months ended March 31,	$3,185,247	$2,775,925	$409,322	15%

Increased expenses in 2017 was primarily attributed to the following:

o
An increase in stock-based compensation expense of $418,000, as compared to a lower stock-based compensation expense in 2016 resulting  from forfeiture of the options due to Wei Cao who resigned as the CEO of the Company in February 2016;
o
An increase in rental expense of $596,000, which mainly resulted from the new leased plant located in the “Pharma Valley” of Shanghai from January 1, 2017;
o
A decrease in legal, audit and other professional fee of $228,000; and
o
A decrease in salary of $211,000;
o
An decrease in insurance fee of $39,000, which mainly resulted from the decrease in premium for director and officer liability and Company reimbursement insurance; and
o
A decrease in director fees of $28,000.

Selling and Marketing Expenses

	2017	2016	Change	Percent

For the three months ended March 31,	$117,884	$178,754	$(60,870)	(34)%

Sales and marketing expenses decreased by approximately $61,000 in the three months ended March 31, 2017 as compared to the three months ended March 31, 2016, primarily as a result of a decrease in stock-based compensation expense of $50,000 for forfeiture of the options due to a sales manager leaving.

Research and Development Expenses

	2017	2016	Change	Percent

For the three months ended March 31,	$3,044,125	$2,398,362	$645,763	27%

Research and development costs increased by approximately $645,000 in the three months ended March 31, 2017 as compared to the three months ended March 31, 2016. The increase was primarily attributed to below facts:

o
An increase in payroll expenses of $145,000 in line with the increase of our immunotherapy research and development team. Total headcount of our R&D team increased from 48 as of March 31, 2016 to 74 as of March 31, 2017;
o
An increase in raw material consumption of $391,000;
o
An increase in rental expenses of $138,000, which was mainly attributed to the launching of R&D activities at our Beijing GMP facility in the 2nd quarter of 2016;
o
An increase in depreciation and amortization of $131,000, which was mainly attributed to the purchase of our new equipment for immunotherapy research and development; and
o
A decrease in stock-based compensation expense of $176,000 due to the lack of any options vesting in the reporting period as compared to the same period in 2016.

Operating Loss

	2017	2016	Change	Percent

For the three months ended March 31,	$(6,286,233)	$(5,367,743)	$(918,490)	17%

The increase in the operating loss for the three months ended March 31, 2017 as compared to the same period in 2016 is primarily due to changes in revenues, general and administration expenses and research and development expenses, each of which is described above.

Total Other Income

	2017	2016	Change	Percent

For the three months ended March 31,	$126,690	$33,370	$93,320	280%

Other income for the three months ended March 31, 2017 was primarily interest income of $49,000 and subsidy income of $80,000. Other income for the three months ended March 31, 2016 was primarily interest income of $17,000, foreign exchange gain of $15,000 and subsidy income of $1,000.

Income Taxes Credit (Provision)

	2017	2016	Change	Percent

For the three months ended March 31,	$(2,450)	$1,124,260	$(1,126,710)	N/A

While we have optimistic plans for our business strategy, we determined that a valuation allowance was necessary given the current and expected near term losses and the uncertainty with respect to our ability to generate sufficient profits from our business model. Therefore, we established a valuation allowance for deferred tax assets other than the extent of the benefit from other comprehensive income. Income tax expense for three months ended March 31, 2016 mainly represents deferred income tax as a result of recognizing tax benefit of current period loss due to other comprehensive income recorded this quarter. Income tax expense for three months ended March 31, 2017 all represent US state tax.

Net Loss

	2017	2016	Change	Percent

For the three months ended March 31,	$(6,161,993)	$(4,210,113)	$(1,951,880)	46%

Changes in net loss are primarily attributable to changes in operations which are described above.

Comprehensive Income (Loss)

	2017	2016	Change	Percent

For the three months ended March 31,	$(6,108,324)	$12,222,477	$(18,330,801)	(150)%

Comprehensive loss for three months ended March 31, 2017 includes a currency translation net gain of approximately $54,000 combined with the changes in net income. Comprehensive income for three months ended March 31, 2016 includes unrealized net gain on investments of approximately $16,416,517 and a currency translation net gain of approximately $16,000 combined with the changes in net income. The unrealized gain on investments was primarily attributed to the valuation gain for the stock investment in Arem Pacific Corporation. The stock of Arem Pacific Corporation (ARPC) held by us is illiquid restricted shares. ARPC is a very thinly traded OTC company.

Liquidity and Capital Resources

We had working capital of $33,320,426 as of March 31, 2017 compared to $38,328,048 as of December 31, 2016. Our cash position decreased to $33,361,784 at March 31, 2017 compared to $39,252,432 at December 31, 2016 for the cash used in operating and investment activities.

Net cash provided by or used in operating, investing and financing activities from continuing operations was as follows:

Net cash used in operating activities was approximately $4,859,000 and $3,583,000 for the three months ended March 31, 2017 and 2016, respectively. The following table reconciles net loss to net cash used in operating activities:

For the three months ended March 31,	2017	2016	Change
Net loss	$(6,161,993)	$(4,210,113)	$(1,951,880)
Non cash transactions	2,101,883	1,937,712	164,171
Changes in operating assets, net	(798,553)	(1,310,396)	511,843
Net cash used in operating activities	$(4,858,663)	$(3,582,797)	$(1,275,866)

The 2017 change in non-cash transaction was primarily due to the increase in share based compensation of $166,000 compared with same period in 2016.

Net cash used in investing activities was approximately $1,050,000 and $675,000 in the three months ended March 31, 2017 and 2016, respectively.  These amounts were primarily the result of purchases of fixed assets.

Cash provided by financing activities was approximately $6,000 and $5,063,000 in the three months ended March 31, 2017 and 2016, respectively. These amounts were mainly attributable to the proceeds received from exercise of options and the issuance of common stock.

Liquidity and Capital Requirements Outlook

Excluding any potential sponsorship of a CD40LGVAX Trial in the U.S. and other regions outside of China CD40LGVAX Trial, we anticipate that the Company will require approximately $32 million in cash to operate as planned in the coming 12 months. Of this amount, approximately $23 million will be used to operate our facilities and offices, including but not limited to payroll expenses, rent and other operating costs, and to fund our research and development as we continue to develop our products through the clinical study process. Approximately $9 million will be used as capital expenditure in machinery, equipment and facilities to expand our immune cell therapy business and CAR-T research and development, although we may revise these plans depending on the changing circumstances of our biopharmaceutical business.

We expect to rely on current cash balances that we hold to provide for these capital requirements. We do not intend to use, and will not rely on our holdings in securities to fund our operations.  One of our stocks held, Arem Pacific Corporation, has an S-1 prospectus which relates to the resale of up to 13,694,711 shares of common stock, inclusive of the 8,000,000 shares held by the Company. However, the shares offered by this filing may only be sold by the selling stockholders at $0.05 per share until the shares are quoted on the OTCQB® tier of OTC Markets or an exchange. Another one of our stocks held, Wonder has delisted.  We do not know whether we can liquidate our 8,000,000 shares of Arem Pacific stock or the 2,057,131 shares of Wonder stock or any of our other portfolio securities, or if liquidated, whether the realized amount will be meaningful at all. As a result, we have written down above stocks to their fair value.

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

In order to finance our medium to long-term plans, we intend to rely upon external financing. This financing may be in the form of equity and or debt, in private placements and/or public offerings, or arrangements with private lenders. Due to our short operating history and our early stage of development, particularly in our biopharmaceutical business, we may find it challenging to raise capital on terms that are acceptable to us, or at all. Furthermore, our negotiating position in the capital raising process may worsen as we consume our existing resources. Investor interest in a company such as ours is dependent on a wide array of factors, including lack of codified cell therapy regulation for clinical trial IND filing in China, the state of regulation of our industry in China (e.g. the policies of MOH and the CFDA), the U.S. and other countries, political headwinds affecting our industry, the investment climate for issuers involved in businesses located or conducted within China, the increased competition on both domestic and foreign companies launching immune cell therapies in China, the increased hurdle for Chinese investors to transfer CNY to U.S. dollars for investment, the risks associated with our corporate structure, risks relating to our partners, licensed intellectual property, as well as the condition of the global economy and financial markets in general. Additional equity financing may be dilutive to our stockholders; debt financing, if available, may involve significant cash payment obligations and covenants that restrict our ability to operate as a business; our stock price may not reach levels necessary to induce option or warrant exercises; and asset sales may not be possible on terms we consider acceptable. If we are unable to raise the capital necessary to meet our medium- and long-term liquidity needs, we may have to delay or discontinue certain clinical trials, the licensing, acquisition and/or development of cell therapy technologies, and/or the expansion of our biopharmaceutical business; or we may have to raise funds on terms that we consider unfavorable.

Off Balance Sheet Transactions

CBMG does not have any off-balance sheet arrangements except the lease and capital commitment disclosed in the unaudited condensed consolidated financial statements.

Contractual Obligations

We have various contractual obligations that will affect our liquidity. The following table sets forth our contractual obligations as of March 31, 2017.

	Payments due by period
Contractual Obligations		Less than	2-3	4-5	More than
	Total	1 year	years	years	5 years
Capital Commitment	$6,478,371	$6,107,555	$370,816	$-	$-
Operating Lease Obligations	24,734,324	3,087,257	5,458,216	4,836,290	11,352,561
Total	$31,212,695	$9,194,812	$5,829,032	$4,836,290	$11,352,561

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Exposure to credit, liquidity, interest rate and currency risks arises in the normal course of the Company’s business. The Company’s exposure to these risks and the financial risk management policies and practices used by the Company to manage these risks are described below.

Interest Rate Risk

The Company’s interest rate risk arises primarily from cash deposited at banks and the Company doesn’t have any interest-bearing long-term payable/ borrowing, therefore its exposure to interest rate risk is limited.

Currency Risk

The Company is exposed to currency risk primarily from sales and purchases which give rise to receivables, payables that are denominated in a foreign currency (mainly RMB). The Company has adopted USD as its functional currency, thus the fluctuation of exchange rates between RMB and USD exposes the Company to currency risk.

The following table details the Company’s exposure as of March 31, 2017 to currency risk arising from recognised assets or liabilities denominated in a currency other than the functional currency of the entity to which they relate. For presentation purposes, the amounts of the exposure are shown in USD translated using the spot rate as of March 31, 2017. Differences resulting from the translation of the financial statements of entities into the Company’s presentation currency are excluded.

	Exposure to foreign currencies (Expressed in USD)
	As of March 31, 2017
	RMB	USD
Cash and cash equivalents	847	2,113,575

Net exposure arising from recognised assets and liabilities	847	2,113,575

The following table indicates the instantaneous change in the Company’s net loss that would arise if foreign exchange rates to which the Company has significant exposure at the end of the reporting period had changed at that date, assuming all other risk variables remained constant.

	As of March 31, 2017
	increase/(decrease) in foreign exchange rates	Effect on net loss (Expressed in USD)

RMB (against USD)	5%	(105,636)

	-5%	105,636

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

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2017, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

During the three months ended March 31, 2017, there were no material changes to the risk factors disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

All unregistered sales and issuances of equity securities for the three months ended March 31, 2017 that are required to be disclosed herein were previously disclosed in a Current Report on Form 8-K filed with the SEC.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

On May 4, 2017, the Company entered into a Use Agreement (the “Use Agreement”) with Children's Hospital Los Angeles (“CHLA”) to use CHLA’s GMP facility to prepare for the Company's KOA IND for phase I trials in the United States. The agreement is effective for a seven-month period, from June 1, 2017 through December 31, 2017. As consideration for use of CHLA’s facilities and resources, the Company has agreed to pay a usage fee of $2,500 per room per day, for an aggregate of up to $960,000, subject to $75,000 security deposit and a 1.5% daily penalty for late payments. Additionally, the Company agreed to share certain intellectual property developed by the Company in the course of its pre-clinical activities at CHLA. Specifically, the Company agreed to grant CHLA an irrevocable, non-transferable, royalty-free, fully paid-up non-exclusive limited license to use, for certain non-commercial activities, any Intellectual Property (as such term is defined in the Use Agreement) that the Company develops using CHLA facilities or resources. Additionally, to the extent that a CHLA representative assists and jointly invents or contributes to the development of any Intellectual Property in the course of the Company’s pre-clinical activities at CHLA, such Intellectual Property shall be jointly owned.

The foregoing description of the Use Agreement does not purport to be complete and is qualified in its entirety by reference to such agreement, which is filed as Exhibit 99.1 hereto and incorporated herein by reference.

ITEM 6. EXHIBITS

Exhibits

Exhibit Number	Description
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer.
32.1	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Use Agreement, dated May 4, 2017, by and between the Company and Children's Hospital Los Angeles
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CELLULAR BIOMEDICINE GROUP, INC.
(Registrant)

Date: May 8, 2017	By:	/s/ Bizuo (Tony) Liu
Bizuo (Tony) Liu
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)