Form 10-Q
period 2017-06-30
Cellular Biomedicine Group, Inc.
filed 2017-08-08
CIK 1378624

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

As of August 3, 2017, there were 14,343,050 and 14,108,789 shares of common stock, par value $.001 per share, issued and outstanding, respectively.

PART I – FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (Unaudited)

  CELLULAR BIOMEDICINE GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
AS OF JUNE 30, 2017 AND DECEMBER 31, 2016

	June 30,	December 31,
	2017	2016

Assets
Cash and cash equivalents	$27,298,445	$39,252,432
Accounts receivable, less allowance for doubtful amounts of $10,407
and $10,163 as of June 30, 2017 and December 31, 2016, respectively	91,462	39,974
Other receivables	1,014,721	412,727
Prepaid expenses	995,128	986,951
Total current assets	29,399,756	40,692,084

Investments	269,424	509,424
Property, plant and equipment, net	7,043,131	4,117,739
Goodwill	7,678,789	7,678,789
Intangibles, net	13,260,015	14,092,581
Long-term prepaid expenses and other assets	2,226,327	1,537,850
Total assets (1)	$59,877,442	$68,628,467

Liabilities and Stockholders' Equity

Liabilities:
Accounts payable	$1,169,311	$216,154
Accrued expenses	592,582	1,168,787
Taxes payable	28,875	28,875
Deferred income	1,069,515	-
Other current liabilities	1,660,093	950,220
Total current liabilities	4,520,376	2,364,036

Other non-current liabilities	-	370,477
Total liabilities (1)	4,520,376	2,734,513

Commitments and Contingencies (note 12)

Stockholders' equity:

Preferred stock, par value $.001, 50,000,000 shares
authorized; none issued and outstanding as of
June 30, 2017 and December 31, 2016, respectively	-	-

Common stock, par value $.001, 300,000,000 shares authorized;
14,336,474 and 14,281,378 issued; and 14,166,305 and 14,281, 378 outstanding,
as of June 30, 2017 and December 31, 2016, respectively	14,336	14,281
Treasury stock at cost; 170,169 and nil shares of common stock
as of June 30, 2017 and December 31, 2016, respectively	(1,357,931)	-
Additional paid in capital	155,623,430	152,543,052
Accumulated deficit	(97,912,198)	(85,546,687)
Accumulated other comprehensive income (loss)	(1,010,571)	(1,116,692)
Total stockholders' equity	55,357,066	65,893,954

Total liabilities and stockholders' equity	$59,877,442	$68,628,467
_______________
(1)
The Company’s consolidated assets as of June 30, 2017 and December 31, 2016 included $14,179,292 and $9,626,171, respectively, of assets of variable interest entities, or VIEs, that can only be used to settle obligations of the VIEs. Each of the following amounts represent the balances as of June 30, 2017 and December 31, 2016, respectively. These assets include cash and cash equivalents of $2,733,456 and $4,021,992; other receivables of $709,064 and $370,702; prepaid expenses of $853,063 and $777,445; property, plant and equipment, net, of $6,478,932 and $2,398,576; intangibles of $1,568,891 and $1,613,582; and long-term prepaid expenses and other assets of $1,835,886 and $443,874. The Company’s consolidated liabilities as of June 30, 2017 and December 31, 2016 included $1,881,550 and $1,372,391, respectively, of liabilities of the VIEs whose creditors have no recourse to the Company. These liabilities include accounts payable of $1,097,437 and $161,825; other payables of $472,837 and $407,769; payroll accrual of $311,276 and $792,706; and other non-current liabilities of $nil and $10,091. See further description in Note 3, Variable Interest Entities.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CELLULAR BIOMEDICINE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2017 AND 2016

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

Net sales and revenue	$62,914	$71,599	$161,339	$560,090

Operating expenses:
Cost of sales	38,097	323,587	75,499	826,780
General and administrative	3,319,093	3,072,647	6,504,340	5,848,572
Selling and marketing	76,385	39,480	194,269	218,234
Research and development	3,349,509	2,972,855	6,393,634	5,371,217
Total operating expenses	6,783,084	6,408,569	13,167,742	12,264,803
Operating loss	(6,720,170)	(6,336,970)	(13,006,403)	(11,704,713)

Other income :
Interest income	40,573	18,290	89,755	35,340
Other income	476,079	7,646	553,587	23,966
Total other income	516,652	25,936	643,342	59,306
Loss before taxes	(6,203,518)	(6,311,034)	(12,363,061)	(11,645,407)

Income taxes credit (provision)	-	(886,248)	(2,450)	238,012

Net loss	$(6,203,518)	$(7,197,282)	$(12,365,511)	$(11,407,395)
Other comprehensive income (loss):
Cumulative translation adjustment	292,452	(271,438)	346,121	(255,365)
Unrealized gain (loss) on investments, net of tax	(240,000)	(11,115,884)	(240,000)	5,300,633
Total other comprehensive income (loss):	52,452	(11,387,322)	106,121	5,045,268
Comprehensive loss	$(6,151,066)	$(18,584,604)	$(12,259,390)	$(6,362,127)

Net loss per share :
Basic	$(0.43)	$(0.52)	$(0.87)	$(0.89)
Diluted	$(0.43)	$(0.52)	$(0.87)	$(0.89)

Weighted average common shares outstanding:
Basic	14,298,973	13,737,722	14,211,888	12,810,894
Diluted	14,298,973	13,737,722	14,211,888	12,810,894

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CELLULAR BIOMEDICINE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2017 AND 2016

	For the Six Months Ended
	June 30,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(12,365,511)	$(11,407,395)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	1,369,168	1,349,137
Gain on disposal of assets	(49)	-
Stock based compensation expense	2,902,113	2,412,261
Inventory provision	-	105,919
Allowance for doubtful account	-	10,782
Changes in operating assets and liabilities:
Accounts receivable	(50,557)	275,333
Other receivables	(488,480)	20,521
Inventory	-	(25,309)
Prepaid expenses	13,246	(457,032)
Taxes recoverable	-	150,082
Long-term prepaid expenses and other assets	(237,637)	(259,624)
Accounts payable	949,142	(124,531)
Accrued expenses	(595,382)	(387,695)
Deferred income	1,069,515	-
Other current liabilities	35,542	(152,605)
Taxes payable	-	30,000
Deferred tax liabilities	-	(242,267)
Other non-current liabilities	(379,161)	(50,049)
Net cash used in operating activities	(7,778,051)	(8,752,472)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from disposal of assets	286	-
Purchases of intangibles	(23,339)	-
Purchases of assets	(3,014,055)	(1,161,568)
Net cash used in investing activities	(3,037,108)	(1,161,568)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from the issuance of common stock	-	42,437,374
Proceeds from exercise of stock options	73,779	175,399
Repurchase of treasury stock	(1,357,931)	-
Net cash provided by financing activities	(1,284,152)	42,612,773

EFFECT OF EXCHANGE RATE CHANGES ON CASH	145,324	(113,134)

INCREASE IN CASH AND CASH EQUIVALENTS	(11,953,987)	32,585,599
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	39,252,432	14,884,597
CASH AND CASH EQUIVALENTS, END OF PERIOD	$27,298,445	$47,470,196

SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for income taxes	$-	$(6,705)

 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CELLULAR BIOMEDICINE GROUP, INC.
FOR THE THREE MONTHS ENDED JUNE 30, 2017 AND 2016
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF BUSINESS

As used in this quarterly report, "we", "us", "our", "CBMG", "Company" or "our company" refers to Cellular Biomedicine Group, Inc. and, unless the context otherwise requires, all of its subsidiaries and variable interest entities.

Overview

Cellular Biomedicine Group, Inc. is a biomedicine company, principally engaged in the development of new treatments for cancerous and degenerative diseases utilizing proprietary cell-based technologies. Our technology includes two major platforms: (i) Immune Cell therapy for treatment of a broad range of cancers using: Chimeric Antigen Receptor T cell (CAR-T), cancer vaccine, and T Central Memory Cell (Tcm) technology, and (ii) human adipose-derived mesenchymal progenitor cells (haMPC) for treatment of joint and autoimmune diseases, with primary research and manufacturing facilities in China.

We are focused on developing and marketing safe and effective cell-based therapies based on our cellular platforms, to treat serious diseases such as cancer, orthopedic diseases, various inflammatory diseases and metabolic diseases. We have developed proprietary practical knowledge in the use of cell-based therapeutics that we believe could be used to help a great number of people suffering from cancer and other serious chronic diseases. We are conducting clinical studies in China for stem cell based therapies to treat knee osteoarthritis (“KOA”). We have completed Phase IIb autologous haMPC KOA clinical study and published its promising results. Led by Shanghai Renji Hospital, one of the largest teaching hospitals in China, we launched Phase I clinical trial of an off-the-shelf allogeneic haMPC (AlloJoinTM) therapy for KOA. We have completed patient recruitment and treatment for Phase I clinical studies of KOA on August 5, 2016. With the award of California Institute of Regenerative Medicine’s (CIRM) $2.29 million grant we have started manufacturing AlloJoinTM product for KOA preclinical and clinical studies in the United States.

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

NOTE 2 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”) for reporting on Form 10-Q. Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements herein. The unaudited Condensed Consolidated Financial Statements herein should be read in conjunction with the historical consolidated financial statements of the Company for the years ended December 31, 2016 included in our Annual Report on Form 10-K for the year ended December 31, 2016. Operating results for the three and six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

Principles of Consolidation

Our unaudited condensed consolidated financial statements reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of our financial position and results of operations. Such adjustments are of a normal recurring nature, unless otherwise noted. The balance sheet as of June 30, 2017 and the results of operations for the three and six months ended June 30, 2017 are not necessarily indicative of the results to be expected for any future period.

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

Treasury Stock

The treasury stock are recorded and carried at their repurchase cost. The Company recorded the entire purchase price of the treasury stock as a reduction of equity. A gain and or loss will be determined when treasury stock is reissued or retired, and the original issue price and book value of the stock do not enter into the accounting. Additional paid-in capital from treasury stock is credited for gains and debited for losses when treasury stock is reissued at prices that differ from the repurchase cost.

Government Grants

Government grants are recognized in the balance sheet initially when there is reasonable assurance that they will be received and that the enterprise will comply with the conditions attached to them. When the Company received the government grants but the conditions attached to the grants have not been fulfilled, such government grants are deferred and recorded as deferred income. The reclassification of short-term or long-term liabilities is depended on the management’s expectation of when the conditions attached to the grant can be fulfilled. Grants that compensate the Company for expenses incurred are recognized as other income in statement of income on a systematic basis in the same periods in which the expenses are incurred.

For the three and six months ended June 30, 2017, the Company received government grants of $1,217,548 and $1,287,443, respectively for purpose of R&D and related capital expenditure, as compared to $732 and $1,997 for the three and six months ended June 30, 2016, respectively. Government subsidies recognized as other income in the statement of income for the three and six months ended June 30, 2017 were $512,010 and $591,931, as compared to $732 and $1,997 for the three and six months ended June 30, 2016, respectively.

Recent Accounting Pronouncements

Recent accounting pronouncements that the Company has adopted or may be required to adopt in the future are summarized below.

In May 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-09, “Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting” (“ASU 2017-09”), which provides guidance on determining which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting under Topic 718. The amendments in this ASU are effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period, for (1) public business entities for reporting periods for which financial statements have not yet been issued and (2) all other entities for reporting periods for which financial statements have not yet been made available for issuance. The amendments in this ASU should be applied prospectively to an award modified on or after the adoption date. We do not expect the adoption of ASU 2017-09 to have a material impact on our consolidated financial statements.

In February 2017, the FASB issued ASU No. 2017-05, “Other Income —Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets” (“ASU 2017-05”), which clarifies the scope of the nonfinancial asset guidance in Subtopic 610-20. This ASU also clarifies that the derecognition of all businesses and nonprofit activities (except those related to conveyances of oil and gas mineral rights or contracts with customers) should be accounted for in accordance with the derecognition and deconsolidation guidance in Subtopic 810-10. The amendments in this ASU also provide guidance on the accounting for what often are referred to as partial sales of nonfinancial assets within the scope of Subtopic 610-20 and contributions of nonfinancial assets to a joint venture or other noncontrolled investee. The amendments in this ASU are effective for annual reporting reports beginning after December 15, 2017, including interim reporting periods within that reporting period. Public entities may apply the guidance earlier but only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. We do not expect the adoption of ASU 2017-05 to have a material impact on our consolidated financial statements.

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

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). ASU 2014-09 supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605)”, and requires entities to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date” (“ASU 2015-14”) in August 2015. The amendments in ASU 2015-14 defer the effective date of ASU 2014-09. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. Further to ASU 2014-09 and ASU 2015-14, the FASB issued ASU No. 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)” (“ASU 2016-08”) in March 2016, ASU No. 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing” (“ASU 2016-10”) in April 2016, ASU No. 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients” (“ASU 2016-12”), and ASU No. 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers” (“ASU 2016-20”), respectively. The amendments in ASU 2016-08 clarify the implementation guidance on principal versus agent considerations, including indicators to assist an entity in determining whether it controls a specified good or service before it is transferred to the customers. ASU 2016-10 clarifies guideline related to identifying performance obligations and licensing implementation guidance contained in the new revenue recognition standard. The updates in ASU 2016-10 include targeted improvements based on input the FASB received from the Transition Resource Group for Revenue Recognition and other stakeholders. It seeks to proactively address areas in which diversity in practice potentially could arise, as well as to reduce the cost and complexity of applying certain aspects of the guidance both at implementation and on an ongoing basis. ASU 2016-12 addresses narrow-scope improvements to the guidance on collectability, non-cash consideration, and completed contracts at transition. Additionally, the amendments in this ASU provide a practical expedient for contract modifications at transition and an accounting policy election related to the presentation of sales taxes and other similar taxes collected from customers. The amendments in ASU 2016-20 represents changes to make minor corrections or minor improvements to the Codification that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. The effective date and transition requirements for ASU 2016-08, ASU 2016-10, ASU 2016-12 and ASU 2016-20 are the same as ASU 2014-09. We do not expect the adoption of ASU 2014-09, ASU 2016-08, ASU 2016-10, ASU 2016-12 and ASU 2016-20 to have a material impact on our consolidated financial statements.

NOTE 3 – VARIABLE INTEREST ENTITIES

VIEs are those entities in which a company, through contractual arrangements, bears the risk of, and enjoys the rewards normally associated with ownership of the entity, and therefore the Company is the primary beneficiary of the entity. Cellular Biomedicine Group Ltd (Shanghai) (“CBMG Shanghai”) and its subsidiaries are variable interest entities (VIEs), through which the Company conducts stem cell and immune therapy research and clinical trials in China. The registered shareholders of CBMG Shanghai are Lu Junfeng and Chen Mingzhe, who together own 100% of the equity interests in CBMG Shanghai. The initial capitalization and operating expenses of CBMG Shanghai are funded by our wholly foreign-owned enterprise (“WFOE”), Cellular Biomedicine Group Ltd. (Wuxi) (“CBMG Wuxi”). The registered capital of CBMG Shanghai is ten million RMB and was incorporated on October 19, 2011. Agreen Biotech Co. Ltd. (“AG”) was 100% acquired by CBMG Shanghai in September 2014. AG was incorporated on April 27, 2011 and its registered capital is five million RMB. In January 2017, CBMG Shanghai established two fully owned subsidiaries - Wuxi Cellular Biopharmaceutical Group Ltd. and Shanghai Cellular Biopharmaceutical Group Ltd, which are located in Wuxi and Shanghai respectively. For the period ended June 30, 2017 and 2016, nil and 89% of the Company revenue is derived from VIEs respectively.

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

The Company has aggregated the financial information of CBMG Shanghai and its subsidiaries in the table below. The aggregate carrying value of assets and liabilities of CBMG Shanghai and its subsidiaries (after elimination of intercompany transactions and balances) in the Company’s condensed consolidated balance sheets as of June 30, 2017 and December 31, 2016 are as follows:

	June 30,	December 31,
	2017	2016
Assets
Cash	$2,733,456	$4,021,992
Other receivables	709,064	370,702
Prepaid expenses	853,063	777,445
Total current assets	4,295,583	5,170,139

Property, plant and equipment, net	6,478,932	2,398,576
Intangibles	1,568,891	1,613,582
Long-term prepaid expenses and other assets	1,835,886	443,874
Total assets	$14,179,292	$9,626,171

Liabilities
Accounts payable	$1,097,437	$161,825
Other payables	472,837	407,769
Payroll accrual	311,276	792,706
Total current liabilities	$1,881,550	$1,362,300

Other non-current liabilities	-	10,091
Total liabilities	$1,881,550	$1,372,391

NOTE 4 – OTHER RECEIVABLES

The Company pays deposits on various items relating to office expenses and collects option exercise fees from brokers when stock options of the Company are exercised. Management has classified these deposits as other receivables as the intention is to recover these deposits in less than 12 months. As of June 30, 2017 and December 31, 2016 the amounts of other receivables was $1,014,721 and $412,727, respectively.

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT

As of June 30, 2017 and December 31, 2016, property, plant and equipment, carried at cost, consisted of the following:

	June 30, 2017	December 31, 2016

Office equipment	$80,998	$80,485
Manufacturing equipment	3,881,199	3,347,458
Computer equipment	201,664	162,769
Leasehold improvements	3,989,499	1,912,573
Construction work in process	1,930,058	1,172,433
	10,083,418	6,675,718
Less: accumulated depreciation	(3,040,287)	(2,557,979)
	$7,043,131	$4,117,739

 For the three and six months ended June 30, 2017, depreciation expense was $252,499 and $475,425, respectively, as compared to $222,960 and $440,698 for the three and six months ended June 30, 2016, respectively.

NOTE 6 – INVESTMENTS

The Company’s investments represent the investment in equity securities listed in Over-The-Counter (“OTC”) markets of the United States of America:

June 30, 2017	Cost	Gross Unrealized Gains	Gross Unrealized Losses more than 12 months	Gross Unrealized Losses less than 12 months	Market or Fair Value
Equity position in Alpha Lujo, Inc.	$251,388	$-	$-	$(221,964)	$29,424
Equity position in Arem Pacific Corporation	480,000	-	-	(240,000)	240,000
Total	$731,388	$-	$-	$(461,964)	$269,424

December 31, 2016	Cost	Gross Unrealized Gains	Gross Unrealized Losses more than 12 months	Gross Unrealized Losses less than 12 months	Market or Fair Value
Equity position in Alpha Lujo, Inc.	$251,388	$-	$-	$(221,964)	$29,424
Equity position in Arem Pacific Corporation	480,000	-	-	-	480,000
Total	$731,388	$-	$-	$(221,964)	$509,424

The unrealized holding gain (loss) for the investments, net of tax that were recognized in other comprehensive income for the three and six months ended June 30, 2017 was $(240,000), as compared to $(11,115,884) and $5,300,633 for the three and six months ended June 30, 2016, respectively.

The Company tracks each investment with an unrealized loss and evaluate them on an individual basis for other-than-temporary impairments, including obtaining corroborating opinions from third party sources, performing trend analysis and reviewing management’s future plans.  When investments have declines determined by management to be other-than-temporary the Company recognizes write downs through earnings.  There is no other-than-temporary impairment of investments for the three months ended June 30, 2017 and 2016.

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

Assets measured at fair value within Level 2 on a recurring basis as of June 30, 2017 and December 31, 2016 are summarized as follows:

	As of June 30, 2017
	Fair Value Measurements at Reporting Date Using:
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Equity position in Alpha Lujo, Inc.	$29,424	$-	$29,424	$-
Equity position in Arem Pacific Corporation	240,000	-	240,000	-

	$269,424	$-	$269,424	$-

	As of December 31, 2016
	Fair Vaue Measurements at Reporting Date Using:
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Equity position in Alpha Lujo, Inc.	$29,424	$-	$29,424	$-
Equity position in Arem Pacific Corporation	480,000	-	480,000	-
	$509,424	$-	$509,424	$-

 No shares were acquired in the six months ended June 30, 2017 and 2016.

As of June 30, 2017 and December 31, 2016, the Company holds 8,000,000 shares in Arem Pacific Corporation, 2,942,350 shares in Alpha Lujo, Inc. and 2,057,131 shares in Wonder International Education and Investment Group Corporation (“Wonder”), respectively.  Full impairment has been provided for shares of Wonder. All available-for-sale investments held by the Company at June 30, 2017 and December 31, 2016 have been valued based on level 2 inputs due to the limited trading of all two of these companies.

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

As of June 30, 2017 and December 31, 2016, intangible assets, net consisted of the following:

Patents & knowhow & license
	June 30, 2017	December 31, 2016
Cost basis	$17,604,856	$17,560,496
Less: accumulated amortization	(4,426,888)	(3,539,617)
	$13,177,968	$14,020,879

Software
	June 30, 2017	December 31, 2016
Cost basis	$152,661	$125,964
Less: accumulated amortization	(70,614)	(54,262)
	$82,047	$71,702
Total intangibles, net	$13,260,015	$14,092,581

All software is provided by a third party vendor, is not internally developed, and has an estimated useful life of five years. Patents and knowhow are amortized using an estimated useful life of three to ten years. Amortization expense for the three and six months ended June 30, 2017 was $446,930 and $893,743, respectively, and amortization expense for the three and six months ended June 30, 2016 was $454,528 and $908,439, respectively.

Estimated amortization expense for each of the ensuing years are as follows for the years ending June 30:

Years ending June 30,	Amount
2018	$1,785,135
2019	1,780,723
2020	1,779,654
2021	1,774,009
2022 and thereafter	6,140,494
$13,260,015

NOTE 9 – LEASES

The Company leases facilities under non-cancellable operating lease agreements.  These facilities are located in the United States, Hong Kong and China.  The Company recognizes rental expense on a straight-line basis over the life of the lease period.  Rent expense under operating leases for the three and six months ended June 30, 2017 was approximately $890,060 and $1,784,945, respectively, as compared to $276,884 and $575,683 for the three and six months ended June 30, 2016, respectively.

As of June 30, 2017, the Company has the following future minimum lease payments due under the foregoing lease agreements:

Years ending June 30,	Amount
2018	$4,062,466
2019	2,758,827
2020	2,667,470
2021	2,457,646
2022 and thereafter	13,405,103
$25,351,512

NOTE 10 – RELATED PARTY TRANSACTIONS

As of June 30, 2017 and December 31, 2016, accrued expenses included director fees of $14,482 and $3,082 due to independent director Mr. Gang Ji.

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

During the three and six months ended June 30, 2017, the Company expensed $1,219,219 and $2,634,970 associated with unvested option awards and $250,987 and $267,143 associated with restricted common stock issuances, respectively. During the three and six months ended June 30, 2016, the Company expensed $957,782 and $2,049,816 associated with unvested options awards and $188,416 and $362,445 associated with restricted common stock issuances, respectively.

During the three and six months ended June 30, 2017, options for 32,400 and 33,000 underlying shares were exercised on a cash basis, 32,400 and 33,000 shares of the Company’s common stock were issued accordingly. During the three and six months ended June 30, 2016, options for 2,350 and 28,735 underlying shares were exercised on a cash basis, 2,350 and 28,735 shares of the Company’s common stock were issued accordingly.

During the three and six months ended June 30, 2017, 18,061 and 22,096 of the Company's restricted common stock were issued respectively. During the three and six months ended June 30, 2016, 9,960 shares of the Company’s restricted common stock were issued.

During the three and six months ended June 30, 2017, the Company repurchased 170,169 shares of the Company’s common stock with the total cost of $1,357,931. There was no repurchase of stock during the three and six months ended June 30, 2016. Details are as follows:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum dollar value of shares that may yet be purchased under the plans or programs
June 9, 2017 ~ June 30, 2017	170,169	$7.98	170,169	$8,642,069

The Company's Board of Directors has approved a new stock repurchase program granting the company authority to repurchase up to $10 million in common shares (the "2017 Stock Repurchase Program") through open market purchases pursuant to a plan adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and in accordance with Rule 10b-18 of the Exchange Act and was announced on June 1, 2017.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Capital commitments

As of June 30, 2017, the capital commitments of the Company are summarized as follows:

June 30, 2017
Contracts for acquisition of plant and equipment being or to be executed	$5,670,138

NOTE 13 – STOCK BASED COMPENSATION

Our stock-based compensation arrangements include grants of stock options and restricted stock awards under the Stock Option Plan (the “2009 Plan”,“2011 Plan”, “2013 Plan” and the “2014 Plan”), and certain awards granted outside of these plans. The compensation cost that has been charged against income related to stock options for the three and six months ended June 30, 2017 was $1,219,219 and $2,634,970, respectively, and for the three and six months ended June 30, 2016 was $957,782 and $2,049,816, respectively. The compensation cost that has been charged against income related to restricted stock awards for the three and six months ended June 30, 2017 was $250,987 and $267,143, respectively, and for the three and six months ended June 30, 2016 was $188,416 and $362,445, respectively.

As of June 30, 2017, there was $6,506,984 all unrecognized compensation cost related to an aggregate of 764,998 of non-vested stock option awards and $493,720 related to an aggregate of 33,805 of non-vested restricted stock awards.  These costs are expected to be recognized over a weighted-average period of 2.16 years for the stock options awards and 0.89 years for the restricted stock awards.

During the three months ended June 30, 2017, the Company issued options under the 2011 Plan, 2013 Plan and 2014 Plan of an aggregate of 123,997 shares of the Company’s common stock. The grant date fair value of these options was $825,134 using Black-Scholes option valuation models with the following assumptions: exercise price equal to the grant date stock price of $5.3 to $11.15, volatility 88.04% to 88.86%, expected life 6.0 years, and risk-free rate of 1.86% to 1.99%. The Company is expensing these options on a straight-line basis over the requisite service period.

During the six months ended June 30, 2017, the Company issued options under the 2011 Plan, 2013 Plan and 2014 Plan of an aggregate of 511,738 shares of the Company’s common stock to officers, directors and employees. The grant date fair value of these options was $4,349,258 using Black-Scholes option valuation models with the following assumptions: grant date stock price $5.3 to $13.2, volatility 88.04% to 89.62%, expected life 6.0 years, and risk-free rate of 1.86% to 2.29%. The Company is expensing these options on a straight-line basis over the requisite service period.

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

The following table summarizes stock option activity as of June 30, 2017 and December 31, 2016 and for the six months ended June 30, 2017:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Outstanding at December 31, 2016	1,607,815	$12.59	7.3	$6,355,072
Grants	511,738
Forfeitures	(128,255)
Exercises	(33,000)
Outstanding at June 30, 2017	1,958,298	$11.72	7.5	$3,069,295
Vested and exercisable at June 30, 2017	1,193,300	$9.80	6.6	$2,960,698

Exercise	Number of Options
Price	Outstanding	Exercisable

$3.00 - $4.95	185,547	185,547
$5.00 - $9.19	589,804	531,856
$12.91+	1,182,947	475,897
	1,958,298	1,193,300

The aggregate intrinsic value for stock options outstanding is defined as the positive difference between the fair market value of our common stock and the exercise price of the stock options.

Cash received from option exercises under all share-based payment arrangements for the six months ended June 30, 2017 and 2016 was $73,779 and $175,399.

NOTE 14 – NET LOSS PER SHARE

Basic and diluted net loss per common share is computed on the basis of our weighted average number of common shares outstanding, as determined by using the calculations outlined below:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

Net loss	$(6,203,518)	$(7,197,282)	$(12,365,511)	$(11,407,395)

Weighted average shares of common stock	14,298,973	13,737,722	14,211,888	12,810,894
Dilutive effect of stock options	-	-	-	-
Restricted stock vested not issued	-	-	-	-
Common stock and common stock equivalents	14,298,973	13,737,722	14,211,888	12,810,894

Net loss per basic share	$(0.43)	$(0.52)	$(0.87)	$(0.89)
Net loss per diluted share	$(0.43)	$(0.52)	$(0.87)	$(0.89)

For the three and six months ended June 30, 2017 and 2016, the effect of conversion and exercise of the Company’s outstanding options are excluded from the calculations of dilutive net income (loss) per share as their effects would have been anti-dilutive since the Company had generated loss for the three and six months ended June 30, 2017 and 2016.

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

The Company considers all available evidence to determine whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become realizable. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carry-forward periods), and projected taxable income in assessing the realizability of deferred tax assets. In making such judgments, significant weight is given to evidence that can be objectively verified. Based on all available evidence, in particular our three-year historical cumulative losses, recent operating losses and U.S. pre-tax loss for the three months ended June 30, 2017, we recorded a valuation allowance against our U.S. net deferred tax assets. In order to fully realize the U.S. deferred tax assets, we will need to generate sufficient taxable income in future periods before the expiration of the deferred tax assets governed by the tax code.

In each period since inception, the Company has recorded a valuation allowance for the full amount of net deferred tax assets, as the realization of deferred tax assets is uncertain. As a result, the Company has not recorded any federal or state income tax benefit in the consolidated statements of operations and comprehensive income (loss).

As of June 30, 2017, the Company had net operating loss carryforwards of $14.1 million for U.S. federal purposes, $13.7 million for U.S. state purposes, and $10.1 million for Chinese income tax purposes, such losses will begin to expire in 2034, 2034, and 2022 for U.S. federal, U.S. state and Chinese income tax purposes, respectively. Deferred income tax expense is a result of recognizing tax benefit of current period loss due to other comprehensive income recorded this quarter.  The Company's effective tax rate differs from statutory rates of 35% for U.S. federal income tax purposes, 15% to 25% for Chinese income tax purpose and 16.5% for Hong Kong income tax purposes due to the effects of the valuation allowance and certain permanent differences as it pertains to book-tax differences in the value of client shares received for services.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis summarizes the significant factors affecting our results of operations, financial condition and liquidity position for the three and six months ended June 30, 2017 and 2016, and should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this filing.

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

On August 5, 2016 we completed patient treatment for the Allogenic KOA Phase I Trial. And on December 9, 2016 we announced interim 3-month safety data from the Allogenic KOA Phase I Trial in China. Preliminary results from interim analysis have demonstrated a safety and tolerability profile of AlloJoinTM in the three doses tested, and no serious adverse events (SAE) have been observed. The trial is on schedule to be completed by the third quarter of 2017.

On November 29, 2016 we announced the approval and commencement of patient enrollment in China for our CARD-1 (“CAR-T Against DLBCL”) Phase I clinical trial of CD19 chimeric antigen receptor T-cell (CAR-T) therapy utilizing our optimized proprietary C-CAR011 construct for the treatment of patients with refractory Diffuse Large B-cell Lymphoma (DLBCL). The CARD-1 trial has begun enrollment with more data expected to be available in the second half of 2017.

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

On January 3, 2017, we announced the signing of a ten-year lease of a 113,038 square feet building located in the “Pharma Valley” in Shanghai Zhangjiang High-Tech Park. The new facility designed and built to GMP standards will consist of 40,000 square feet dedicated to advanced cell manufacturing.  We plan to invest an aggregate of approximately $32 million into Zhangjiang facility, of which $6.5 million will be spent on to bring the facility into compliance with current GMP standards and around 25 million will be spent on lease of this real estate. By the end of 2017, the Company anticipates that the new Zhangjiang facility, an expanded Wuxi, and Beijing GMP standards facilities combined will have 70,000 square feet, and the Company expects that it will be capable of supporting simultaneous clinical trials for five different CAR-T and stem cell products, or the ability to treat approximately 10,000 cancer patients and 10,000 stem cell patients per year. With this capacity, we plan to boost our headcount on researchers and technicians for additional 50 personnel by the end of 2017.

 On January 9,2017, we announced the commencement of patient enrollment in China for its CALL-1 (“CAR-T against Acute Lymphoblastic Leukemia”) Phase I clinical trial of CD19 chimeric antigen receptor T-cell (CAR-T) therapy utilizing its optimized proprietary C-CAR011 construct for the treatment of patients with relapsed or refractory (r/r) CD19+ B-cell Acute Lymphoblastic Leukemia (ALL). The CALL-1 trial has begun enrollment with more data expected to be available at the end of 2017. Depending on the Phase I CALL-1 results, CBMG expects to initiate a larger Phase II clinical trial as soon as practicable.

On February 27, 2017 we announced the Company received a $2.29 million grant from California Institute of Regenerative Medicine (CIRM) to fund our off-the-shelf AlloJoinTM Allogeneic Stem Cell Therapy for Knee Osteoarthritis (KOA) in the U.S.. The grant will allow the company to perform pre-clinical studies at Children’s Hospital Los Angeles (CHLA) and to prepare AlloJoinTM for a U.S. Phase I clinical trial with Dr. C. Thomas Vangsness, Jr., as the principal investigator and the Keck School of Medicine of USC as a trial site. On May 4, 2017, the Company received $1.2 million from the CIRM grant, the first of four disbursement totaling $2.29 million to fund our off-the-shelf AlloJoin™ Allogeneic Stem Cell Therapy for Knee Osteoarthritis (KOA) in the U.S.

On March 30, 2017 we announced the completion of its newly expanded 30,000 square foot facility in Huishan High Tech Park in Wuxi, China. 20,000 square feet of the Wuxi GMP facility will be dedicated to advanced stem cell culturing, centralized plasmid and viral vector production, cell banking and development of reagents.

 On April 10, 2017, we announced a strategic research collaboration to co-develop certain high-quality industrial control processes in Chimeric Antigen Receptor T-cell (CAR-T) and stem cell manufacturing with GE Healthcare Life Science. In connection with the collaboration, a joint laboratory within CBMG’s new Shanghai Zhangjiang facility designed and built to GMP standards will be established and dedicated to the joint research and development of a functionally integrated and automated immunotherapy cell manufacturing system.

On May 15, 2017, we announced the addition of a new independent Phase I clinical trial of the Company’s ongoing CARD-1 study in patients with chemorefractory and aggressive DLBCL. The Company and Shanghai Tongji Hospital (Tongji) are conducting a single arm, non-randomized study to evaluate the safety and efficacy of C-CAR011 (Anti-CD19 single-chain variable fragment (scFv) (41BB-CD3f)) therapy in relapsed or refractory B cell Non-Hodgkin Lymphoma (NHL). The trial will enroll 15 patients comprised of DLBCL, Primary Mediastinal Large B-Cell Lymphoma (PMBCL) and Follicular Lymphoma (FL).

On June 1, 2017, we announced our Board of Directors has approved a new stock repurchase program granting the company authority to repurchase up to $10 million in common shares (the “2017 Stock Repurchase Program”) through open market purchases pursuant to a plan adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and in accordance with Rule 10b-18 of the Exchange Act. The Company plans to repurchase shares of its common stock in the open market in accordance with all applicable securities laws and regulations. During the three months ended June 30, 2017, the Company repurchased 170,169 shares of the Company’s common stock with the total cost of $1,357,931.

On June 20, 2017, we announced the establishment of an External Advisory Board and the appointment of Michael A. Caligiuri, MD, as Chair of the External Advisory Board to bring together experts from diverse disciplines to provide knowledge and insight to help CBMG fulfill its mission and build a network for development opportunities.

On June 26, 2017, we announced the appointment of Dr. Xia Meng as Chief Operating Officer for the Company.

In the next 12 months, we aim to accomplish the following, though there can be no assurances that we will be able to accomplish any of these goals:

●
Confirm the safety and tolerability profile in an investigator sponsored phase I trial of C-CAR011 in China in refractory aggressive DLBCL and to initiate a larger Phase II clinical trial as soon as practicable.
●
Confirm the safety and tolerability profile in an investigator sponsored phase I trial of C-CAR011 in relapsed and refractory (r/r) CD19+ B-cell Acute Lymphoblastic Leukemia (ALL) in China, and to prepare for a follow up multicenter phase IIb trial.
●
Submit to the CFDA an IND package for C-CAR011 in treating patients with CD19+ B-cell malignancies.
●
Initiate an investigator sponsored phase I trial of CBM-CD20 in treating B-cell Chronic Lymphocytic Leukemia (CLL) patients in China;
●
Seek opportunities to file new CAR-T and other patents in China and potentially the rest of the world;
●
Continue to seek advanced technologies and partnerships to bolster our position in the CAR-T market in China;
●
Bolster R&D resources to fortify our intellectual properties portfolio and scientific development. Continue to develop a competitive Immuno-oncology pipeline for CBMG;
●
Complete the Allogeneic KOA Phase I Trial in China;
●
Complete Chemistry, Manufacturing and Controls (CMC), non-clinical and preclinical study data package to prepare for Allogeneic KOA IND filing in the United States;
●
Initiate clinical study to support the Biological license application (BLA) for Allogeneic KOA study in the United States;
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
●
Evaluate the feasibility of sponsoring a multi-site Phase I/II NSCLC clinical study to support the Biological license application (BLA) for the U.S. and China CD40L GVAX trial in combination with anti-PD1; and
●
Implement our GE Joint Technology Laboratory to develop control processes for the manufacture of CAR-T and Stem Cell Therapies.

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

Cancer. In the cancer field, with the recent build-up of multiple cancer therapeutic technologies, we have prioritized our clinical efforts on CAR-T, technologies, Vaccine, Tcm and TCR clonality technologies, and are not actively pursuing the fragmented Tcm technical services opportunities. We are integrating CBMG's state-of-the art infrastructure and clinical platform with the technologies platform to boost the Company's immuno-oncology presence and pave the way for future partnerships. We plan to initiate certain cancer clinical trials in China upon receiving acceptance of the clinical trial designs with the principal investigator and obtaining the requisite regulatory approval. On November 29, 2016, we announced the approval and commencement of patient enrollment in China for its CARD-1 (“CAR-T Against DLBCL”) Phase I clinical trial utilizing its optimized proprietary C-CAR011 construct of CD19 chimeric antigen receptor T-cell (CAR-T) therapy for the treatment of patients with refractory Diffuse Large B-cell Lymphoma (DLBCL). The CARD-1 trial has begun enrollment with final data expected to be available in the second half of 2017. On January 9, 2017 we announced the approval and commencement of patient enrollment in China for its CALL-1 (“CAR-T against Acute Lymphoblastic Leukemia”) Phase I clinical trial utilizing its optimized proprietary C-CAR011 construct of CD19 chimeric antigen receptor T-cell (“CAR-T”) therapy for the treatment of patients with relapsed or refractory (r/r) CD19+ B-cell Acute Lymphoblastic Leukemia (“ALL”). The CALL-1 trial has begun enrollment with final data expected to be available at the end of 2017. Depending on the Phase I CARD-1 and CALL-1 results, we expect to initiate larger Phase II clinical trials as soon as practicable.

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

Regenerative medicine can be categorized into major subfields as follows:

●
Cell Therapy. Cell therapy involves the use of cells, whether derived from adults, third party donors or patients, from various parts of the body, for the treatment of diseases or injuries. Therapeutic applications may include cancer vaccines, cell based immuno-therapy, arthritis, heart disease, diabetes, Parkinson’s and Alzheimer’s diseases, vision impairments, orthopedic diseases and brain or spinal cord injuries. This subfield also includes the development of growth factors, serums and natural reagents that promote and guide cell development.

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

Equally promising results have been reported in several small clinical trials involving patients with lymphoma. Although the lead investigators cautioned that much more research is needed, the results from the trials performed thus far indicate that researchers can successfully alter patients’ T cells so that they attack their cancer cells. As an example, Kite’s Pharma’s CART product has achieved 41% overall response rate and a complete response rate of 36% of patients in response and 36 percent in complete response at month 6 in its pivotal CAR-T trial in patients with aggressive non-hodgkin lymphoma.

ACT’s building blocks are T cells, a type of immune cell collected from the patient’s own blood. After collection, the T cells are genetically engineered to produce special receptors on their surface called chimeric antigen receptors ("CARs"). CARs are proteins that allow the T cells to recognize a specific protein (antigen) on tumor cells. These engineered CAR T cells are then grown in the laboratory utill these T cells reach the dose requirement (in billions). The expanded population of CAR T cells is then infused into the patient. After the infusion, if all goes as planned, the T cells multiply in the patient’s body and, with guidance from their engineered receptor, recognize and kill cancer cells that harbor the antigen on their surfaces. This process builds on a similar form of ACT pioneered from NCI’s Surgery Branch for patients with advanced melanoma. In 2013 NCI’s Pediatric Oncology Branch commented that the CAR T cells are much more potent than anything they can achieve with other immune-based treatments being studied. Although investigators working in this field caution that there is still much to learn about CAR T-cell therapy, the early results from trials like these have generated considerable optimism. Researchers opined that CAR T-cell therapy eventually may become a standard therapy for some B-cell malignancies like ALL and chronic lymphocytic leukemia.

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

So far, chimeric antigen receptor T cell therapy (“CAR-T”) such as CD19 CAR-T, have been tested in several hematological indications on patients that are refractory/relapsing to chemotherapy, and many of them have relapsed after stem cell transplantation.  All of these patients had very limited treatment option prior to CAR-T therapy.  CAR-T has shown positive clinical efficacy in many of these patients. Some of them have lived for years post CAR-T treatment.

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

The current data on CAR T-cell therapies, presented from various institutions including MSKCC, University of Pennsylvania, National Cancer Institute, and Fred Hutchinson Cancer Center, Novartis and Kite Pharma, Inc have been very positive.   Novartis CAR-T technology has made breakthroughs in treating B cell leukemia. Both Kite and Novartis are on track to submit their respective CAR-T registration trial data to the US FDA for BLA in the near future.

Approved cell therapies have been appearing on the market in recent years. In 2011, however, the industry was dealt two setbacks when Geron Corporation discontinued its embryonic stem cell program, and when Sanofi-Aventis acquired Genzyme Corporation and did not acquire the product rights relating to the allogeneic cell technology of Osiris Therapeutics, Inc., a partner of Genzyme and a leader in the field. In both cases there were difficulties navigating the U.S. regulatory requirements for product approval. Inadequate trial designs were cited in the executive summary of the 2012 New York Stem Cell Summit Report as contributing to these failures.

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

Our strategy is to develop safe and effective cellular medicine therapies for indications that represent a large unmet need in China, based on technologies developed both in-house and obtained through acquisition, licensing and collaboration arrangements with other companies. Our near term objective is to pursue successful clinical trials in China for our KOA application, followed by our CD and Asthma therapies.  We also initiated multiple dose preclinical studies in Chronic Obstructive Pulmonary Disease (“COPD”) animal model. At this time we have maintained our focus on the knee osteoarthritis trials and have not prioritized the COPD preclinical study. We intend to utilize our comprehensive cell platform to support multiple cell lines to pursue multiple therapies, both allogeneic and autologous. We intend to apply U.S. Standard Operating Procedures ("SOPs") and protocols while complying with Chinese regulations, while owning, developing and executing our own clinical trial protocols. We plan to establish domestic and international joint ventures or partnerships to set up cell laboratories and/or research facilities, acquire technology or in-license technology from outside of China, and build affiliations with hospitals, to develop a commercialization path for our therapies, once approved. We intend to use our first-mover advantage in China, against a backdrop of enhanced regulation by the central government, to differentiate ourselves from the competition and establish a leading position in the China cell therapeutic market.  We also intend to out-license our technologies to interested parties and are exploring the feasibility of a U.S. allogeneic KOA clinical study with the FDA.

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

Immuno-oncology (I/o)

We continue to fortify our cancer breakthrough technology platform with I/o and vaccine technology.

Our CAR-T platform is built on well-studied lenti-viral vector and second-generation CAR design, which is used by most of the current trials and studies. We rigorously select the patient population for each indication to allow the optimal path forward for regulatory approval. We also fully integrate the state of art translational medicine effort into each clinical study to aid in dose selection, to confirm the mechanism of action and proof of concept, and to identify the optimal targeting patient population whenever appropriate. We plan to continue to grow our translational medicine team and engage key opinion leaders to meet the demand.

Because there are many differences between hematological and solid tumors, drug penetration or infiltration into solid tumors sites is more challenging than hematological cancer. Antibody dependent cell-mediated (“ADCC”) toxicity works much better in hematological cancers. Hematological cancers usually carry fewest mutations among all cancers and are usually less molecularly heterogeneous than that of solid tumors.  As such, routinely hematological cancers respond better to therapeutic interventions, and there are more complete, as well as partial responses.  And the duration of response is usually longer.

Solid tumors pose more challenges than hematological cancers.  The patients are more heterogeneous, making it difficult to have one drug to work effectively in the majority of the patients in any cancer indication.  The duration of response is most likely shorter and patients are likely to relapse even after initial positive clinical response.  We believe that CAR-T therapy can successfully treat hematopoietic cancers because the therapy can deplete all B cells including normal and cancer cells in leukemia and lymphoma. When the stem cells are not targeted these stem cells can regenerate normal B and T cells. In contrast, effective tumor specific antigens found to be less to target in solid tumors.  When the drugs kill tumor cells, they also kill the normal cells to a certain degree, leading to different degrees of toxicity.  We will continue to make an effort to develop CAR-T or other cell based therapies to target solid tumors.

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

During the three months ended June 30, 2017, we believe that there have been no significant changes to the items that we disclosed as our critical accounting policies and estimates in the “Critical Accounting Policies and Estimates” section of Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016. In addition, we have added the accounting policies of Treasury Stock and Government Grants in our unaudited condensed consolidated financial statements for the three months ended June 30, 2017 to address the relevant transactions, as follows:

 Treasury Stock

The treasury stock are recorded and carried at their repurchase cost. The Company recorded the entire purchase price of the treasury stock as a reduction of equity. A gain and or loss will be determined when treasury stock is reissued or retired, and the original issue price and book value of the stock do not enter into the accounting. Additional paid-in capital from treasury stock is credited for gains and debited for losses when treasury stock is reissued at prices that differ from the repurchase cost.

Government Grants

Government grants are recognized in the balance sheet initially when there is reasonable assurance that they will be received and that the enterprise will comply with the conditions attached to them. When the Company received the government grants but the conditions attached to the grants have not been fulfilled, such government grants are deferred and recorded as deferred income. The reclassification of short-term or long-term liabilities is depended on the management’s expectation of when the conditions attached to the grant can be fulfilled. Grants that compensate the Company for expenses incurred are recognized as other income in statement of income on a systematic basis in the same periods in which the expenses are incurred.

Results of Operations

Below is a discussion of the results of our operations for the three and six months ended June 30, 2017 and 2016. These results are not necessarily indicative of result that may be expected in any future period. Our prospects should be considered in light of the risks, expenses and difficulties that we may encounter. We may not be successful in addressing these risks and difficulties.

Comparison of Three Months Ended June 30, 2017 to Three Months Ended June 30, 2016

The descriptions in the results of operations below reflect our operating results as set forth in our Consolidated Statement of Operations filed herewith.

	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016

Net sales and revenue	$62,914	$71,599

Operating expenses:
Cost of sales	38,097	323,587
General and administrative	3,319,093	3,072,647
Selling and marketing	76,385	39,480
Research and development	3,349,509	2,972,855
Total operating expenses	6,783,084	6,408,569
Operating loss	(6,720,170)	(6,336,970)

Other income
Interest income	40,573	18,290
Other income	476,079	7,646
Total other income	516,652	25,936
Loss before taxes	(6,203,518)	(6,311,034)

Income taxes provision	-	(886,248)

Net loss	$(6,203,518)	$(7,197,282)
Other comprehensive income (loss):
Cumulative translation adjustment	292,452	(271,438)
Unrealized loss on investments, net of tax	(240,000)	(11,115,884)
Total other comprehensive income (loss):	52,452	(11,387,322)
Comprehensive loss	$(6,151,066)	$(18,584,604)

Net loss per share:
Basic	$(0.43)	$(0.52)
Diluted	$(0.43)	$(0.52)

Weighted average common shares outstanding:
Basic	14,298,973	13,737,722
Diluted	14,298,973	13,737,722

* These line items include the following amounts of non-cash, stock-based compensation expense for the periods indicated:

	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016

Cost of sales	11,777	(40,790)
General and administrative	828,528	903,781
Selling and marketing	16,079	(43,776)
Research and development	613,822	326,983
	1,470,206	1,146,198

Note: Negative balances in above expenses mainly resulted from the true-up of forfeited options during the period.

Results of Operations

Net sales and revenue

	Net Revenues
	2017	2016	Change	Percent
For the three months ended June 30,	$62,914	$71,599	$(8,685)	(12)%

All the revenue was derived from cell therapy technology service for three months period ended June 30, 2017 and 2016. The decrease in revenue is the result of prioritizing cancer therapeutic technologies and focusing our clinical efforts on developing CART technologies, Vaccine, Tcm and TCR clonality technologies. As a result of not focusing on the cell therapy technology service revenue, in the second quarter of 2016 the Company ceased its cooperation with the Jihua Hospital and several other agents, which resulted in decreased revenue in 2017.

Cost of Sales

	Cost of Sales
	2017	2016	Change	Percent
For the three months ended June 30,	$38,097	$323,587	$(285,490)	(88)%

The cost of sales decreased in line with the sales. The cost of sales in 2016 was mainly due to the high fixed cost of Beijing site. Since there was no revenue from the Beijing site in 2017, the cost of sales decreased significantly.

General and Administrative Expenses

	General & Administrative Expenses
	2017	2016	Change	Percent
For the three months ended June 30,	$3,319,093	$3,072,647	$246,446	8%

Increased expenses in 2017 was primarily attributed to the following:

o
An increase in rental expenses of $649,000, which mainly resulted from the new leased plant located in the “Pharma Valley” of Shanghai from January 1, 2017;
o
A decrease in legal, audit and other professional fees of $220,000 as the Company S-3 and S-8 filing in first half of 2016 that led to large professional fees in 2016;
o
A decrease in salary of $78,000; and
o
A decrease in stock-based compensation expense of $75,000.

Selling and Marketing Expenses

	Sales & Marketing Expenses
	2017	2016	Change	Percent
For the three months ended June 30,	$76,385	$39,480	$36,905	93%

Sales and marketing expenses increased by approximately $37,000 in the three months ended June 30, 2017 as compared to the three months ended June 30, 2016, primarily as a result of a decrease in salary of $18,000 due to a sales manager leaving in 1st quarter 2017 and an increase in stock-based compensation expense of $60,000 resulting from a large forfeiture of options due to a sales vice president who departed in first half 2016.

Research and Development Expenses

	Research and Development Expenses
	2017	2016	Change	Percent
For the three months ended June 30,	$3,349,509	$2,972,855	$376,654	13%

Research and development costs increased by approximately $377,000 in the three months ended June 30, 2017 as compared to the three months ended June 30, 2016. The increase was primarily attributed to below facts:

o
An increase in stock-based compensation expense of $287,000;
o
An increase in raw material consumption of $177,000;
o
A decrease of clinical expense of $167,000 as in 2nd quarter 2016 the Company incurred large clinical trial expenses on CAR-T projects;
o
An increase in rental expenses of $55,000, which was mainly attributed to the launch of R&D activities at our Beijing GMP facility in the 2nd quarter of 2016; and
o
An increase in depreciation and amortization of $50,000, which was mainly attributed to the purchase of our new equipment for immunotherapy research and development.

Operating Loss

	Operating Loss
	2017	2016	Change	Percent
For the three months ended June 30,	$(6,720,170)	$(6,336,970)	$(383,200)	6%

The increase in the operating loss for the three months ended June 30, 2017 as compared to the same period in 2016 is primarily due to changes in cost of sales, general and administration expenses and research and development expenses, each of which is described above.

Total Other Income

	Other Income
	2017	2016	Change	Percent
For the three months ended June 30,	$516,652	$25,936	$490,716	1892%

Other income for the three months ended June 30, 2017 was primarily interest income of $41,000 and government subsidy income of $512,000. Other income for the three months ended June 30, 2016 was primarily interest income of $18,000 and foreign exchange gain of $9,000.

Income Taxes Provision

	Income Taxes Provision
	2017	2016	Change	Percent
For the three months ended June 30,	$-	$(886,248)	$886,248	(100)%

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

Net Loss

	Net Loss
	2017	2016	Change	Percent
For the three months ended June 30,	$(6,203,518)	$(7,197,282)	$993,764	(14)%

Changes in net loss are primarily attributable to changes in operations which are described above.

Comprehensive Loss

	Comprehensive Net Loss
	2017	2016	Change	Percent
For the three months ended June 30,	$(6,151,066)	$(18,584,604)	$12,433,538	(67)%

Comprehensive loss for three months ended June 30, 2017 includes unrealized net loss on investments of $240,000 and a currency translation net gain of approximately $292,000 combined with the changes in net income. Comprehensive net loss for three months ended June 30, 2016 includes unrealized net loss on investments of approximately $11,116,000 and a currency translation net loss of approximately $271,000 combined with the changes in net income. The unrealized loss on investments was primarily attributed to the valuation loss for the stock investment in Arem Pacific Corporation. The stock of Arem Pacific Corporation (ARPC) held by us are illiquid restricted shares that are very thinly traded on the OTC Markets.

Comparison of Six Months Ended June 30, 2017 to Six Months Ended June 30, 2016

The descriptions in the results of operations below reflect our operating results as set forth in our Consolidated Statement of Operations filed herewith.

	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016

Net sales and revenue	$161,339	$560,090

Operating expenses:
Cost of sales	75,499	826,780
General and administrative	6,504,340	5,848,572
Selling and marketing	194,269	218,234
Research and development	6,393,634	5,371,217
Impairment of investments	-	-
Total operating expenses	13,167,742	12,264,803
Operating loss	(13,006,403)	(11,704,713)

Other income
Interest income	89,755	35,340
Other income	553,587	23,966
Total other income	643,342	59,306
Loss before taxes	(12,363,061)	(11,645,407)

Income taxes credit (provision)	(2,450)	238,012

Net loss	$(12,365,511)	$(11,407,395)
Other comprehensive income (loss):
Cumulative translation adjustment	346,121	(255,365)
Unrealized gain (loss) on investments, net of tax	(240,000)	5,300,633
Total other comprehensive income:	106,121	5,045,268
Comprehensive loss	$(12,259,390)	$(6,362,127)

Net loss per share:
Basic	$(0.87)	$(0.89)
Diluted	$(0.87)	$(0.89)

Weighted average common shares outstanding:
Basic	14,211,888	12,810,894
Diluted	14,211,888	12,810,894

* These line items include the following amounts of non-cash, stock-based compensation expense for the periods indicated:

	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016

Cost of sales	22,916	(3,751)
General and administrative	1,696,113	1,353,562
Selling and marketing	13,697	3,985
Research and development	1,169,387	1,058,465
	2,902,113	2,412,261

Note: Negative balance in above expenses mainly resulted from the true-up of forfeited options during the period.

Results of Operations

Net sales and revenue

	Net Revenues
	2017	2016	Change	Percent
For the six months ended June 30,	$161,339	$560,090	$(398,751)	(71)%

All the revenue was derived from cell therapy technology service for the six months ended June 30, 2017 and 2016. The decrease in revenue is the result of prioritizing cancer therapeutic technologies, and focusing our clinical efforts on developing CAR-T technologies, Vaccine, Tcm and TCR clonality technologies. Such decrease in revenue was also attributable to the fact that the Company ceased its cooperation with the Jihua Hospital and several agents and were not actively pursuing the fragmented technical services opportunities in the second quarter of 2016.

Cost of Sales

	Cost of Sales
	2017	2016	Change	Percent
For the six months ended June 30,	$75,499	$826,780	$(751,281)	(91)%

The cost of sales decreased in line with the sales. The cost of sales in 2016 was mainly due to the high fixed cost of Beijing site. Since there was no revenue from the Beijing site in 2017, the cost of sales decreased significantly.

General and Administrative Expenses

	General & Administrative Expenses
	2017	2016	Change	Percent
For the six months ended June 30,	$6,504,340	$5,848,572	$655,768	11%

Increased expenses in 2017 was primarily attributed to below facts:

o
An increase in rental expenses of $1,245,000, which mainly resulted from the new leased plant located in the “Pharma Valley” of Shanghai from January 1, 2017;
o
An increase in stock-based compensation expense of $343,000, as compared to a lower stock-based compensation expense in 2016 resulting from forfeiture of the options due to Wei Cao who resigned as the CEO of the Company in February 2016 and as director in May 2016;
o
A decrease in legal, audit and other professional fees of $449,000 as the Company S-3 and S-8 filing in first half of 2016 that led to large professional fees in 2016;
o
A decrease in salary of $288,000; and
o
A decrease in insurance fee of $102,000, which mainly resulted from the decrease in premium for director and officer liability and Company reimbursement insurance.

Selling and Marketing Expenses

	Sales & Marketing Expenses
	2017	2016	Change	Percent
For the six months ended June 30,	$194,269	$218,234	$(23,965)	(11)%

The selling and marketing expenses decrease was mainly attributed to the decline in travelling expenses of $17,000 and entertainment expenses of $16,000 and less marketing activities incurred in first half 2017.

Research and Development Expenses

	Research and Development Expenses
	2017	2016	Change	Percent
For the six months ended June 30,	$6,393,634	$5,371,217	$1,022,417	19%

Research and development costs increased by approximately $1,022,000 in the six months ended June 30, 2017 as compared to the six months ended June 30, 2016. The increase was primarily attributed to the facts below:

o
An increase in payroll expenses of $150,000 in line with the increase of our immunotherapy research and development team. Total headcount of our R&D team increased from 74 as of June 30, 2016 to 78 as of June 30, 2017;
o
An increase in raw material consumption of $487,000;
o
An increase in stock-based compensation expense of $111,000;
o
An increase in rental expenses of $193,000, which was mainly attributed to the launching of R&D activities at our Beijing GMP facility in the 2nd quarter of 2016;
o
An increase in depreciation and amortization of $181,000, which was mainly attributed to the purchase of our new equipment for immunotherapy research and development; and
o
A decrease in clinical trial expenditure of $160,000.

Operating Loss

	Operating Loss
	2017	2016	Change	Percent
For the six months ended June 30,	$(13,006,403)	$(11,704,713)	$(1,301,690)	11%

The increase in the operating loss for the six months ended June 30, 2017 as compared to the same period in 2016 is primarily due to changes in revenues, cost of sales, general and administrative expenses and research and development expenses, each of which is described above.

Total Other Income

	Other Income
	2017	2016	Change	Percent
For the six months ended June 30,	$643,342	$59,306	$584,036	985%

Other income for the six months ended June 30, 2017 was primarily interest income of $90,000 and government subsidy income of $592,000. Other income for the six months ended June 30, 2016 was primarily interest income of $35,000 and foreign exchange gain of $24,000.

Income Taxes Credit (Provision)

	Income Taxes Provision
	2017	2016	Change	Percent
For the six months ended June 30,	$(2,450)	$238,012	$(240,462)	(101)%

While we have optimistic plans for our business strategy, we determined that a valuation allowance was necessary given the current and expected near term losses and the uncertainty with respect to our ability to generate sufficient profits from our business model. Therefore, we established a valuation allowance for deferred tax assets other than the extent of the benefit from other comprehensive income. Income tax expense for six months ended June 30, 2017 all represent US state tax. Income tax expense for six months ended June 30, 2016 mainly represents deferred income tax as a result of recognizing tax benefit of current period loss due to other comprehensive income recorded.

Net Loss

	Net Loss
	2017	2016	Change	Percent
For the six months ended June 30,	$(12,365,511)	$(11,407,395)	$(958,116)	8%

Changes in net loss are primarily attributable to changes in operations of our biomedicine segment which are described above.

Comprehensive Loss

	Comprehensive Net Loss
	2017	2016	Change	Percent
For the six months ended June 30,	$(12,259,390)	$(6,362,127)	$(5,897,263)	93%

Comprehensive net loss for six months ended June 30, 2017 includes unrealized net loss on investments of approximately $240,000 and a currency translation net gain of approximately $346,000 combined with the changes in net income. Comprehensive net loss for six months ended June 30, 2016 includes unrealized net gain on investments of approximately $5,301,000 and a currency translation net loss of approximately $255,000 combined with the changes in net income. The unrealized gain on investments was primarily attributed to the valuation gain for the stock investment in Arem Pacific Corporation. The stock of Arem Pacific Corporation (ARPC) held by us are illiquid restricted shares. ARPC is a very thinly traded OTC company.

Liquidity and Capital Resources

We had working capital of $24,879,380 as of June 30, 2017 compared to $38,328,048 as of December 31, 2016. Our cash position decreased to $27,298,445 at June 30, 2017 compared to $39,252,432 at December 31, 2016 for the cash used in operating and investment activities.

Net cash provided by or used in operating, investing and financing activities from continuing operations was as follows:

Net cash used in operating activities was approximately $7,778,000 and $8,752,000 for the six months ended June 30, 2017 and 2016, respectively. The following table reconciles net loss to net cash used in operating activities:

For the six months ended June 30,	2017	2016	Change
Net loss	$(12,365,511)	$(11,407,395)	$(958,116)
Non cash transactions	4,271,232	3,878,099	393,133
Changes in operating assets, net	316,228	(1,223,176)	1,539,404
Net cash used in operating activities	$(7,778,051)	$(8,752,472)	$974,421

The 2017 change in non-cash transaction was primarily due to the increase in share based compensation of $490,000 compared with same period in 2016.

Net cash used in investing activities was approximately $3,037,000 and $1,162,000 in the six months ended June 30, 2017 and 2016, respectively.  These amounts were primarily the result of construction of Wuxi and Zhangjiang GMP and purchases of fixed assets.

Net cash (used in) provided by financing activities was approximately $(1,284,000) and $42,613,000 in the six months ended June 30, 2017 and 2016, respectively. Net cash used in the financing activities in 2017 was mainly attributed to repurchase of the Company’s common stock and net cash provided by financing activities were mainly attributable to the proceeds received from exercise of options and the issuance of common stock.

Liquidity and Capital Requirements Outlook

Excluding any potential sponsorship of a CD40LGVAX Trial in the U.S. and other regions outside of China CD40LGVAX Trial, we anticipate that the Company will require approximately $30 million in cash to operate as planned in the coming 12 months. Of this amount, approximately $20.5 million will be used to operate our facilities and offices, including but not limited to payroll expenses, rent and other operating costs, and to fund our research and development as we continue to develop our products through the clinical study process. Approximately $7.8 million will be used as capital expenditure in machinery, equipment and facilities to expand our immune cell therapy business and CAR-T research and development, although we may revise these plans depending on the changing circumstances of our biopharmaceutical business. Approximately $1.6 million will be used to repurchase the Company’s common stock.

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

In order to finance our medium to long-term plans, we intend to rely upon external financing. This financing may be in the form of equity and or debt, in private placements and/or public offerings, or arrangements with private lenders. Due to our short operating history and our early stage of development, particularly in our biopharmaceutical business, we may find it challenging to raise capital on terms that are acceptable to us, or at all. Furthermore, our negotiating position in the capital raising process may worsen as we consume our existing resources. Investor interest in a company such as ours is dependent on a wide array of factors, including lack of codified cell therapy regulation for clinical trial IND filing in China, the state of regulation of our industry in China (e.g. the policies of MOH and the CFDA), the U.S. and other countries, political headwinds affecting our industry, the investment climate for issuers involved in businesses located or conducted within China, the increased competition on both domestic and foreign companies launching immune cell therapy ventures in China, the increased hurdle for Chinese investors to transfer CNY to U.S. dollars for investment, the risks associated with our corporate structure, risks relating to our partners, licensed intellectual property, as well as the condition of the global economy and financial markets in general. Additional equity financing may be dilutive to our stockholders; debt financing, if available, may involve significant cash payment obligations and covenants that restrict our ability to operate as a business; our stock price may not reach levels necessary to induce option or warrant exercises; and asset sales may not be possible on terms we consider acceptable. If we are unable to raise the capital necessary to meet our medium- and long-term liquidity needs, we may have to delay or discontinue certain clinical trials, the licensing, acquisition and/or development of cell therapy technologies, and/or the expansion of our biopharmaceutical business; or we may have to raise funds on terms that we consider unfavorable.

Off Balance Sheet Transactions

CBMG does not have any off-balance sheet arrangements except the lease and capital commitment disclosed in the unaudited condensed consolidated financial statements.

Contractual Obligations

We have various contractual obligations that will affect our liquidity. The following table sets forth our contractual obligations as of June 30, 2017.

	Payments due by period
Contractual Obligations		Less than	2-3	4-5	More than
	Total	1 year	years	years	5 years
Capital Commitment	$5,670,138	$5,433,147	236,991	-	-
Operating Lease Obligations	25,351,512	4,062,466	5,426,297	4,915,292	10,947,457
Total	$31,021,650	$9,495,613	$5,663,288	$4,915,292	$10,947,457

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

The following table details the Company’s exposure as of June 30, 2017 to currency risk arising from recognised assets or liabilities denominated in a currency other than the functional currency of the entity to which they relate. For presentation purposes, the amounts of the exposure are shown in USD translated using the spot rate as of June 30, 2017. Differences resulting from the translation of the financial statements of entities into the Company’s presentation currency are excluded.

	Exposure to foreign currencies (Expressed in USD)
	As of June 30, 2017
	RMB	USD
Cash and cash equivalents	863	1,199,928
Net exposure arising from recognised assets and liabilities	863	1,199,928

The following table indicates the instantaneous change in the Company’s net loss that would arise if foreign exchange rates to which the Company has significant exposure at the end of the reporting period had changed at that date, assuming all other risk variables remained constant.

	As of June 30, 2017
	increase/(decrease) in foreign exchange rates	Effect on net loss (Expressed in USD)
RMB (against USD)	5%	(59,953)

	-5%	59,953

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

Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2017, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

During the three months ended June 30, 2017, there were no material changes to the risk factors disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As previously disclosed on a Current Report on Form 8-K filed on June 1, 2017, the Company authorized a share repurchase program (the “Share Repurchase Program”), pursuant to which the Company may, from time to time, purchase shares of its common stock for an aggregate purchase price not to exceed $10 million. The table below summarizes purchases made by or on behalf of the Company or affiliated purchasers as defined in Regulation S-K under the Share Purchase Program.

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum dollar value of shares that may yet be purchased under the plans or programs
June 2017 (From June 9, 2017 to June 30, 2017)	170,169	$7.98	170,169	$8,642,069
Total	170,169	$7.98	170,169	$8,642,069

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

CELLULAR BIOMEDICINE GROUP, INC.
(Registrant)

Date: August 8, 2017	By:	/s/ Bizuo (Tony) Liu
Bizuo (Tony) Liu
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)