Form 10-Q
period 2017-09-30
Cellular Biomedicine Group, Inc.
filed 2017-11-08
CIK 1378624

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of November 1, 2017, there were 14,376,506 and 14,010,270 shares of common stock, par value $.001 per share, issued and outstanding, respectively.

PART I – FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (Unaudited)

  CELLULAR BIOMEDICINE GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
AS OF SEPTEMBER 30, 2017 AND DECEMBER 31, 2016

	September 30,	December 31,
	2017	2016

Assets
Cash and cash equivalents	$16,292,031	$39,252,432
Accounts receivable, less allowance for doubtful amounts of $10,622
and $10,163 as of September 30, 2017 and December 31, 2016, respectively	145,384	39,974
Other receivables	935,106	412,727
Prepaid expenses	1,696,082	986,951
Total current assets	19,068,603	40,692,084

Investments	269,424	509,424
Property, plant and equipment, net	11,045,150	4,117,739
Goodwill	7,678,789	7,678,789
Intangibles, net	12,844,078	14,092,581
Long-term prepaid expenses and other assets	2,720,582	1,537,850
Total assets (1)	$53,626,626	$68,628,467

Liabilities and Stockholders' Equity

Liabilities:
Accounts payable	$1,236,257	$216,154
Accrued expenses	728,908	1,168,787
Taxes payable	28,875	28,875
Deferred income	510,419	-
Other current liabilities	1,357,952	950,220
Total current liabilities	3,862,411	2,364,036

Other non-current liabilities	-	370,477
Total liabilities (1)	3,862,411	2,734,513

Commitments and Contingencies (note 12)

Stockholders' equity:

Preferred stock, par value $.001, 50,000,000 shares
authorized; none issued and outstanding as of
September 30, 2017 and December 31, 2016, respectively	-	-

Common stock, par value $.001, 300,000,000 shares authorized;
14,375,506 and 14,281,378 issued; and 14,091,181 and 14,281,378 outstanding,
as of September 30, 2017 and December 31, 2016, respectively	14,376	14,281
Treasury stock at cost; 284,325 and nil shares of common stock
as of September 30, 2017 and December 31, 2016, respectively	(2,443,122)	-
Additional paid in capital	157,026,279	152,543,052
Accumulated deficit	(104,114,412)	(85,546,687)
Accumulated other comprehensive income (loss)	(718,906)	(1,116,692)
Total stockholders' equity	49,764,215	65,893,954

Total liabilities and stockholders' equity	$53,626,626	$68,628,467
_______________
(1)
The Company’s consolidated assets as of September 30, 2017 and December 31, 2016 included $18,772,992 and $9,626,171, respectively, of assets of variable interest entities, or VIEs, that can only be used to settle obligations of the VIEs. Each of the following amounts represent the balances as of September 30, 2017 and December 31, 2016, respectively. These assets include cash and cash equivalents of $2,331,355 and $4,021,992; other receivables of $744,753 and $370,702; prepaid expenses of $1,418,279 and $777,445; property, plant and equipment, net, of $10,511,898 and $2,398,576; intangibles of $1,546,848 and $1,613,582; and long-term prepaid expenses and other assets of $2,219,859 and $443,874. The Company’s consolidated liabilities as of September 30, 2017 and December 31, 2016 included $2,181,150 and $1,372,391, respectively, of liabilities of the VIEs whose creditors have no recourse to the Company. These liabilities include accounts payable of $1,193,970 and $161,825; other payables of $504,941 and $407,769; payroll accrual of $467,751 and $792,706; deferred income of $14,488 and nil; and other non-current liabilities of $nil and $10,091. See further description in Note 3, Variable Interest Entities.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CELLULAR BIOMEDICINE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)
FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

Net sales and revenue	$106,787	$10,012	$268,126	$570,102

Operating expenses:
Cost of sales	55,294	9,128	130,793	835,908
General and administrative	3,023,390	2,790,305	9,527,730	8,638,877
Selling and marketing	85,742	124,143	280,011	342,377
Research and development	4,076,186	2,897,736	10,469,820	8,268,953
Impairment of investments	-	4,611,714	-	4,611,714
Total operating expenses	7,240,612	10,433,026	20,408,354	22,697,829
Operating loss	(7,133,825)	(10,423,014)	(20,140,228)	(22,127,727)

Other income :
Interest income	23,933	22,338	113,688	57,678
Other income (expense)	907,678	(17,314)	1,461,265	6,652
Total other income	931,611	5,024	1,574,953	64,330
Loss before taxes	(6,202,214)	(10,417,990)	(18,565,275)	(22,063,397)

Income taxes provision	-	(243,230)	(2,450)	(5,218)

Net loss	$(6,202,214)	$(10,661,220)	$(18,567,725)	$(22,068,615)
Other comprehensive income (loss):
Cumulative translation adjustment	291,665	(58,824)	637,786	(314,189)
Unrealized gain (loss) on investments, net of tax	-	-	(240,000)	5,300,633
Reclassification adjustments, net of tax, in connection with other-than-temporary impairment of investments	-	(5,557,939)	-	(5,557,939)
Total other comprehensive income (loss):	291,665	(5,616,763)	397,786	(571,495)

Comprehensive loss	$(5,910,549)	$(16,277,983)	$(18,169,939)	$(22,640,110)

Net loss per share :
Basic	$(0.43)	$(0.75)	$(1.30)	$(1.67)
Diluted	$(0.43)	$(0.75)	$(1.30)	$(1.67)

Weighted average common shares outstanding:
Basic	14,349,569	14,128,465	14,310,344	13,253,290
Diluted	14,349,569	14,128,465	14,310,344	13,253,290

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CELLULAR BIOMEDICINE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

	For the Nine Months Ended
	September 30,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(18,567,725)	$(22,068,615)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	2,125,391	2,034,411
Loss on disposal of assets	317	1,034
Stock based compensation expense	4,240,822	3,944,125
Other than temporary impairment on investments	-	4,611,714
Inventory provision	-	110,145
Allowance for doubtful account	-	10,707
Changes in operating assets and liabilities:
Accounts receivable	(103,701)	548,268
Other receivables	(496,229)	1,275
Inventory	-	33,398
Prepaid expenses	(669,592)	(307,924)
Taxes recoverable	-	150,082
Long-term prepaid expenses and other assets	(936,168)	(376,214)
Accounts payable	1,012,693	(33,281)
Accrued expenses	(475,274)	(167,615)
Deferred income	510,419	-
Other current liabilities	(206,196)	(528,430)
Taxes payable	-	30,000
Other non-current liabilities	(386,504)	(65,449)
Net cash used in operating activities	(13,951,747)	(12,072,369)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from disposal of assets	286	-
Purchases of intangibles	(23,562)	(11,160)
Purchases of assets	(6,978,348)	(1,642,179)
Net cash used in investing activities	(7,001,624)	(1,653,339)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from the issuance of common stock	-	42,437,374
Proceeds from exercise of stock options	232,910	685,712
Repurchase of treasury stock	(2,443,122)	-
Net cash provided by financing activities	(2,210,212)	43,123,086

EFFECT OF EXCHANGE RATE CHANGES ON CASH	203,182	(166,089)

INCREASE IN CASH AND CASH EQUIVALENTS	(22,960,401)	29,231,289
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	39,252,432	14,884,597
CASH AND CASH EQUIVALENTS, END OF PERIOD	$16,292,031	$44,115,886

SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for income taxes	$-	$(6,705)

 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CELLULAR BIOMEDICINE GROUP, INC.
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016
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

With our recent build-up of multiple cancer therapeutic technologies, except for the cord banking business we are focusing our clinical efforts on launching multiple trials for CAR-Ts in several indications and not actively pursuing the fragmented technical services opportunities. We are striving to build a highly competitive research and development function, a translational medicine team, along with a well-established cellular manufacturing capability for clinical grade materials, to support the development of multiple assets in several cancer indications. These efforts will allow us to boost the Company's Immuno-Oncology presence and pave the way for future partnerships.

Corporate History

Cellular Biomedicine Group, Inc., was originally incorporated in the State of Arizona on June 25, 2001, subsequently re- domiciled to Delaware in January 2013, and changed its corporate headquarters to California in March 2013. At the end of September 2015, the Company moved its corporate headquarters to 19925 Stevens Creek Blvd., Suite 100 in Cupertino, California. The Company is a biopharmaceutical company focused on developing therapies to improve the health of patients in China.

NOTE 2 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”) for reporting on Form 10-Q. Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements herein. The unaudited Condensed Consolidated Financial Statements herein should be read in conjunction with the historical consolidated financial statements of the Company for the years ended December 31, 2016 included in our Annual Report on Form 10-K for the year ended December 31, 2016. Operating results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

Principles of Consolidation

Our unaudited condensed consolidated financial statements reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of our financial position and results of operations. Such adjustments are of a normal recurring nature, unless otherwise noted. The balance sheet as of September 30, 2017 and the results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of the results to be expected for any future period.

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

Treasury Stock

The treasury stock is recorded and carried at their repurchase cost. The Company recorded the entire purchase price of the treasury stock as a reduction of equity. A gain and or loss will be determined when treasury stock is reissued or retired, and the original issue price and book value of the stock do not enter into the accounting. Additional paid-in capital from treasury stock is credited for gains and debited for losses when treasury stock is reissued at prices that differ from the repurchase cost.

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

For the three and nine months ended September 30, 2017, the Company received government grants of $420,306 and $1,707,749, respectively for purpose of R&D and related capital expenditure, as compared to $10,411 and $12,408 for the three and nine months ended September 30, 2016, respectively. Government subsidies recognized as other income in the statement of income for the three and nine months ended September 30, 2017 were $990,364 and $1,582,295, as compared to $25,622 and $27,619 for the three and nine months ended September 30, 2016, respectively.

Recent Accounting Pronouncements

Recent accounting pronouncements that the Company has adopted or may be required to adopt in the future are summarized below.

In July 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-11, “Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Non-controlling Interests with a Scope Exception” (“ASU 2017-11”), which addresses the complexity of accounting for certain financial instruments with down round features. Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced on the basis of the pricing of future equity offerings. Current accounting guidance creates cost and complexity for entities that issue financial instruments (such as warrants and convertible instruments) with down round features that require fair value measurement of the entire instrument or conversion option. The amendments in Part I of this ASU are effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company is currently evaluating the impact of the adoption of ASU 2017-11 on its consolidated financial statements.

In May 2017, the FASB issued ASU No. 2017-09, “Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting” (“ASU 2017-09”), which provides guidance on determining which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting under Topic 718. The amendments in this ASU are effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period, for (1) public business entities for reporting periods for which financial statements have not yet been issued and (2) all other entities for reporting periods for which financial statements have not yet been made available for issuance. The amendments in this ASU should be applied prospectively to an award modified on or after the adoption date. We do not expect the adoption of ASU 2017-09 to have a material impact on our consolidated financial statements.

In February 2017, the FASB issued ASU No. 2017-05, “Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets” (“ASU 2017-05”), which clarifies the scope of the nonfinancial asset guidance in Subtopic 610-20. This ASU also clarifies that the derecognition of all businesses and nonprofit activities (except those related to conveyances of oil and gas mineral rights or contracts with customers) should be accounted for in accordance with the derecognition and deconsolidation guidance in Subtopic 810-10. The amendments in this ASU also provide guidance on the accounting for what often are referred to as partial sales of nonfinancial assets within the scope of Subtopic 610-20 and contributions of nonfinancial assets to a joint venture or other noncontrolled investee. The amendments in this ASU are effective for annual reporting reports beginning after December 15, 2017, including interim reporting periods within that reporting period. Public entities may apply the guidance earlier but only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. We do not expect the adoption of ASU 2017-05 to have a material impact on our consolidated financial statements.

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

In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”). The amendments in this update require all equity investments to be measured at fair value with changes in the fair value recognized through net income (other than those accounted for under equity method of accounting or those that result in consolidation of the investee). The amendments in this update also require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. In addition, the amendments in this update eliminate the requirement for to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet for public entities. For public business entities, the amendments in ASU 2016-01 are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Except for the early application guidance discussed in ASU 2016-01, early adoption of the amendments in this update is not permitted. We do not expect the adoption of ASU 2016-01 to have a material impact on our consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). ASU 2014-09 supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605)”, and requires entities to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date” (“ASU 2015-14”) in August 2015. The amendments in ASU 2015-14 defer the effective date of ASU 2014-09. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. Further to ASU 2014-09 and ASU 2015-14, the FASB issued ASU No. 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)” (“ASU 2016-08”) in March 2016, ASU No. 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing” (“ASU 2016-10”) in April 2016, ASU No. 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients” (“ASU 2016-12”), and ASU No. 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers” (“ASU 2016-20”), respectively. The amendments in ASU 2016-08 clarify the implementation guidance on principal versus agent considerations, including indicators to assist an entity in determining whether it controls a specified good or service before it is transferred to the customers. ASU 2016-10 clarifies guidelines related to identifying performance obligations and licensing implementation guidance contained in the new revenue recognition standard. The updates in ASU 2016-10 include targeted improvements based on input the FASB received from the Transition Resource Group for Revenue Recognition and other stakeholders. It seeks to proactively address areas in which diversity in practice potentially could arise, as well as to reduce the cost and complexity of applying certain aspects of the guidance both at implementation and on an ongoing basis. ASU 2016-12 addresses narrow-scope improvements to the guidance on collectability, non-cash consideration, and completed contracts at transition. Additionally, the amendments in this ASU provide a practical expedient for contract modifications at transition and an accounting policy election related to the presentation of sales taxes and other similar taxes collected from customers. The amendments in ASU 2016-20 represents changes to make minor corrections or minor improvements to the Codification that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. The effective date and transition requirements for ASU 2016-08, ASU 2016-10, ASU 2016-12 and ASU 2016-20 are the same as ASU 2014-09. The Company is currently in the process of assessing the potential effects of these ASUs on its consolidated financial statements, business processes, systems and controls. While the assessment process is ongoing, the Company anticipates adopting ASC Topic 606, Revenue from Contracts with Customers, using the modified retrospective transition approach. Under this approach, ASC Topic 606 would apply to all new contracts initiated on or after January 1, 2018. For existing contracts that have remaining obligations as of January 1, 2018, any difference between the recognition criteria in these ASUs and the Company’s current revenue recognition practices would be recognized using a cumulative effect adjustment to the opening balance of accumulated deficit. The Company does not expect the adoption of these ASUs to have a material impact on its consolidated financial statements.

NOTE 3 – VARIABLE INTEREST ENTITIES

VIEs are those entities in which a company, through contractual arrangements, bears the risk of, and enjoys the rewards normally associated with ownership of the entity, and therefore the Company is the primary beneficiary of the entity. Cellular Biomedicine Group Ltd (Shanghai) (“CBMG Shanghai”) and its subsidiaries are variable interest entities (“VIEs”), through which the Company conducts stem cell and immune therapy research and clinical trials in China. The registered shareholders of CBMG Shanghai are Lu Junfeng and Chen Mingzhe, who together own 100% of the equity interests in CBMG Shanghai. The initial capitalization and operating expenses of CBMG Shanghai are funded by our wholly foreign-owned enterprise (“WFOE”), Cellular Biomedicine Group Ltd. (Wuxi) (“CBMG Wuxi”). The registered capital of CBMG Shanghai is ten million RMB and was incorporated on October 19, 2011. Agreen Biotech Co. Ltd. (“AG”) was 100% acquired by CBMG Shanghai in September 2014. AG was incorporated on April 27, 2011 and its registered capital is five million RMB. In January 2017, CBMG Shanghai established two fully owned subsidiaries - Wuxi Cellular Biopharmaceutical Group Ltd. and Shanghai Cellular Biopharmaceutical Group Ltd, which are located in Wuxi and Shanghai respectively. For the period ended September 30, 2017 and 2016, 2% and 88% of the Company revenue is derived from VIEs respectively.

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

The Company has aggregated the financial information of CBMG Shanghai and its subsidiaries in the table below. The aggregate carrying value of assets and liabilities of CBMG Shanghai and its subsidiaries (after elimination of intercompany transactions and balances) in the Company’s condensed consolidated balance sheets as of September 30, 2017 and December 31, 2016 are as follows:

	September 30,	December 31,
	2017	2016
Assets
Cash	$2,331,355	$4,021,992
Other receivables	744,753	370,702
Prepaid expenses	1,418,279	777,445
Total current assets	4,494,387	5,170,139

Property, plant and equipment, net	10,511,898	2,398,576
Intangibles	1,546,848	1,613,582
Long-term prepaid expenses and other assets	2,219,859	443,874
Total assets	$18,772,992	$9,626,171

Liabilities
Accounts payable	$1,193,970	$161,825
Other payables	504,941	407,769
Payroll accrual	467,751	792,706
Deferred income	14,488	-
Total current liabilities	$2,181,150	$1,362,300

Other non-current liabilities	-	10,091
Total liabilities	$2,181,150	$1,372,391

NOTE 4 – OTHER RECEIVABLES

The Company pays deposits on various items relating to office expenses and collects option exercise fees from brokers when stock options of the Company are exercised. Management has classified these deposits as other receivables as the intention is to recover these deposits in less than 12 months. As of September 30, 2017 and December 31, 2016 the amounts of other receivables was $935,106 and $412,727, respectively.

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT

As of September 30, 2017 and December 31, 2016, property, plant and equipment, carried at cost, consisted of the following:

	September 30, 2017	December 31, 2016

Office equipment	$82,413	$80,485
Manufacturing equipment	4,321,632	3,347,458
Computer equipment	219,330	162,769
Leasehold improvements	4,104,670	1,912,573
Construction work in process	5,721,694	1,172,433
	14,449,739	6,675,718
Less: accumulated depreciation	(3,404,589)	(2,557,979)
	$11,045,150	$4,117,739

 For the three and nine months ended September 30, 2017, depreciation expense was $342,562 and $817,987, respectively, as compared to $228,366 and $669,064 for the three and nine months ended September 30, 2016, respectively.

NOTE 6 – INVESTMENTS

The Company’s investments represent the investment in equity securities listed in Over-The-Counter (“OTC”) markets of the United States of America:

September 30, 2017	Cost	Gross Unrealized Gains	Gross Unrealized Losses more than 12 months	Gross Unrealized Losses less than 12 months	Market or Fair Value
Equity position in Alpha Lujo, Inc.	$251,388	$-	$-	$(221,964)	$29,424
Equity position in Arem Pacific Corporation	480,000	-	-	(240,000)	240,000

Total	$731,388	$-	$-	$(461,964)	$269,424

December 31, 2016	Cost	Gross Unrealized Gains	Gross Unrealized Losses more than 12 months	Gross Unrealized Losses less than 12 months	Market or Fair Value
Equity position in Alpha Lujo, Inc.	$251,388	$-	$-	$(221,964)	$29,424
Equity position in Arem Pacific Corporation	480,000	-	-	-	480,000

Total	$731,388	$-	$-	$(221,964)	$509,424

The unrealized holding gain (loss) for the investments, net of tax that were recognized in other comprehensive income for the three and nine months ended September 30, 2017 was nil and $(240,000), respectively, as compared to nil and $5,300,633 for the three and nine months ended September 30, 2016, respectively.

The Company tracks each investment with an unrealized loss and evaluate them on an individual basis for other-than-temporary impairments, including obtaining corroborating opinions from third party sources, performing trend analysis and reviewing management’s future plans.  When investments have declines determined by management to be other-than-temporary the Company recognizes write downs through earnings.  There is no other-than-temporary impairment of investments for the three months ended September 30, 2017 and 2016.

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

The carrying value of financial items of the Company including cash and cash equivalents, accounts receivable, other receivables, accounts payable and accrued liabilities, approximate their fair values due to their short-term nature and are classified within Level 1 of the fair value hierarchy. The Company’s investments are classified within Level 2 of the fair value hierarchy because of the limited trading of such stocks, which are traded solely in OTC market.

Assets measured at fair value within Level 2 on a recurring basis as of September 30, 2017 and December 31, 2016 are summarized as follows:

	As of September 30, 2017
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

 No shares were acquired in the nine months ended September 30, 2017 and 2016.

As of September 30, 2017 and December 31, 2016, the Company holds 8,000,000 shares in Arem Pacific Corporation ("ARPC"), 2,942,350 shares in Alpha Lujo, Inc. and 2,057,131 shares in Wonder International Education and Investment Group Corporation (“Wonder”), respectively.  Full impairment has been provided for shares of Wonder. All available-for-sale investments held by the Company at September 30, 2017 and December 31, 2016 have been valued based on level 2 inputs due to the limited trading of Alpha Lujo, Inc. and ARPC.

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

As of September 30, 2017 and December 31, 2016, intangible assets, net consisted of the following:

Patents & knowhow & license
	September 30, 2017	December 31, 2016
Cost basis	$17,644,067	$17,560,496
Less: accumulated amortization	(4,876,164)	(3,539,617)
	$12,767,903	$14,020,879

Software
	September 30, 2017	December 31, 2016
Cost basis	$155,824	$125,964
Less: accumulated amortization	(79,649)	(54,262)
	$76,175	$71,702

Total intangibles, net	$12,844,078	$14,092,581

All software is provided by a third party vendor, is not internally developed, and has an estimated useful life of five years. Patents and knowhow are amortized using an estimated useful life of three to ten years. Amortization expense for the three and nine months ended September 30, 2017 was $413,661 and $1,307,404, respectively, and amortization expense for the three and nine months ended September 30, 2016 was $456,878 and $1,365,317, respectively.

Estimated amortization expense for each of the ensuing years are as follows for the years ending September 30:

Years ending September 30,	Amount
2018	$1,787,166
2019	1,784,973
2020	1,782,632
2021	1,777,287
2022 and thereafter	5,712,020
$12,844,078

NOTE 9 – LEASES

The Company leases facilities under non-cancellable operating lease agreements.  These facilities are located in the United States, Hong Kong and China.  The Company recognizes rental expense on a straight-line basis over the life of the lease period.  Rent expense under operating leases for the three and nine months ended September 30, 2017 was approximately $1,264,995 and $3,049,940, respectively, as compared to $219,051 and $794,734 for the three and nine months ended September 30, 2016, respectively.

As of September 30, 2017, the Company has the following future minimum lease payments due under the foregoing lease agreements:

Years ending September 30,	Amount
2018	$3,434,773
2019	2,740,390
2020	2,654,555
2021	2,508,563
2022 and thereafter	13,055,684

$24,393,965

NOTE 10 – RELATED PARTY TRANSACTIONS

As of September 30, 2017 and December 31, 2016, accrued expenses included director fees of $20,182 and $3,082 due to independent director Mr. Gang Ji.

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

During the three and nine months ended September 30, 2017, the Company expensed $1,067,778 and $3,702,748 associated with unvested option awards and $270,931 and $538,074 associated with restricted common stock issuances, respectively. During the three and nine months ended September 30, 2016, the Company expensed $1,357,799 and $3,407,615 associated with unvested options awards and $174,065 and $536,510 associated with restricted common stock issuances, respectively.

During the three and nine months ended September 30, 2017, options for 12,000 and 45,000 underlying shares were exercised on a cash basis, 12,000 and 45,000 shares of the Company’s common stock were issued accordingly. During the three and nine months ended September 30, 2016, options for130,882 and 159,617 underlying shares were exercised on a cash basis, 130,882 and 159,617 shares of the Company’s common stock were issued accordingly.

During the three and nine months ended September 30, 2017, 27,032 and 49,128 of the Company's restricted common stock were issued respectively. During the three and nine months ended September 30, 2016, 10,500 and 20,460 shares of the Company’s restricted common stock were issued respectively.

During the three and nine months ended September 30, 2017, the Company repurchased 114,156 and 284,325 shares of the Company’s common stock with the total cost of $1,085,191 and $2,443,122 respectively. There was no repurchase of stock during the three and nine months ended September 30, 2016. Details are as follows:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum dollar value of shares that may yet be purchased under the plans or programs

June 9, 2017 ~ June 30, 2017	170,169	$7.98	170,169
July 1, 2017 ~ July 31, 2017	61,231	$9.21	61,231
August 1, 2017 ~ August 31, 2017	28,419	$8.99	28,419
September 1, 2017 ~ September 30, 2017	24,506	$10.77	24,506

Total	284,325	$8.59	284,325	7,556,878

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

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Capital commitments

As of September 30, 2017, the capital commitments of the Company are summarized as follows:

September 30, 2017

Contracts for acquisition of plant and equipment being or to be executed	$1,861,091

NOTE 13 – STOCK BASED COMPENSATION

Our stock-based compensation arrangements include grants of stock options and restricted stock awards under the Stock Option Plan (the “2009 Plan”, “2011 Plan”, “2013 Plan” and the “2014 Plan”), and certain awards granted outside of these plans. The compensation cost that has been charged against income related to stock options for the three and nine months ended September 30, 2017 was $1,067,778 and $3,702,748, respectively, and for the three and nine months ended September 30, 2016 was $1,357,799 and $3,407,615, respectively. The compensation cost that has been charged against income related to restricted stock awards for the three and nine months ended September 30, 2017 was $270,931 and $538,074, respectively, and for the three and nine months ended September 30, 2016 was $174,065 and $536,510, respectively.

As of September 30, 2017, there was $5,221,088 all unrecognized compensation cost related to an aggregate of 664,244 of non-vested stock option awards and $377,395 related to an aggregate of 23,305 of non-vested restricted stock awards.  These costs are expected to be recognized over a weighted-average period of 2.39 years for the stock options awards and 0.92 years for the restricted stock awards.

During the three months ended September 30, 2017, the Company issued options under the 2011 Plan, 2013 Plan and 2014 Plan of an aggregate of 12,000 shares of the Company’s common stock. The grant date fair value of these options was $76,655 using Black-Scholes option valuation models with the following assumptions: exercise price equal to the grant date stock price of $8.55 to $8.75, volatility 87.77% to 88.68%, expected life 6.0 years, and risk-free rate of 1.94% to 2.07%. The Company is expensing these options on a straight-line basis over the requisite service period.

During the nine months ended September 30, 2017, the Company issued options under the 2011 Plan, 2013 Plan and 2014 Plan of an aggregate of 523,738 shares of the Company’s common stock. The grant date fair value of these options was $4,425,913 using Black-Scholes option valuation models with the following assumptions: grant date stock price $5.3 to $13.2, volatility 87.77% to 89.62%, expected life 6.0 years, and risk-free rate of 1.86% to 2.29%. The Company is expensing these options on a straight-line basis over the requisite service period.

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

The following table summarizes stock option activity as of September 30, 2017 and December 31, 2016 and for the nine months ended September 30, 2017:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Outstanding at December 31, 2016	1,607,815	$12.59	7.3	$6,355,072
Grants	523,738
Forfeitures	(167,350)
Exercises	(45,000)
Outstanding at September 30, 2017	1,919,203	$11.59	7.3	$4,491,842

Vested and exercisable at September 30, 2017	1,254,959	$10.30	6.5	$4,264,036

Exercise	Number of Options
Price	Outstanding	Exercisable

$3.00 - $4.95	185,547	185,547
$5.00 - $9.19	587,804	521,512
$12.91+	1,145,852	547,900
	1,919,203	1,254,959

The aggregate intrinsic value for stock options outstanding is defined as the positive difference between the fair market value of our common stock and the exercise price of the stock options.

Cash received from option exercises under all share-based payment arrangements for the nine months ended September 30, 2017 and 2016 was $232,910 and $685,712.

NOTE 14 – NET LOSS PER SHARE

Basic and diluted net loss per common share is computed on the basis of our weighted average number of common shares outstanding, as determined by using the calculations outlined below:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

Net loss	$(6,202,214)	$(10,661,220)	$(18,567,725)	$(22,068,615)

Weighted average shares of common stock	14,349,569	14,128,465	14,310,344	13,253,290
Dilutive effect of stock options	-	-	-	-
Restricted stock vested not issued	-	-	-	-
Common stock and common stock equivalents	14,349,569	14,128,465	14,310,344	13,253,290

Net loss per basic share	$(0.43)	$(0.75)	$(1.30)	$(1.67)
Net loss per diluted share	$(0.43)	$(0.75)	$(1.30)	$(1.67)

For the three and nine months ended September 30, 2017 and 2016, the effect of conversion and exercise of the Company’s outstanding options are excluded from the calculations of dilutive net loss per share as their effects would have been anti-dilutive since the Company had generated loss for the three and nine months ended September 30, 2017 and 2016.

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

The Company considers all available evidence to determine whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become realizable. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carry-forward periods), and projected taxable income in assessing the realizability of deferred tax assets. In making such judgments, significant weight is given to evidence that can be objectively verified. Based on all available evidence, in particular our three-year historical cumulative losses, recent operating losses and U.S. pre-tax loss for the three months ended September 30, 2017, we recorded a valuation allowance against our U.S. net deferred tax assets. In order to fully realize the U.S. deferred tax assets, we will need to generate sufficient taxable income in future periods before the expiration of the deferred tax assets governed by the tax code.

In each period since inception, the Company has recorded a valuation allowance for the full amount of net deferred tax assets, as the realization of deferred tax assets is uncertain. As a result, the Company has not recorded any federal or state income tax benefit in the consolidated statements of operations and comprehensive loss.

As of September 30, 2017, the Company had net operating loss carryforwards of $15.3 million for U.S. federal tax purposes, $6.5 million for U.S. state tax purposes, and $13.4 million for Chinese income tax purposes, such losses will begin to expire in 2034, 2034, and 2022 for U.S. federal, U.S. state and Chinese income tax purposes, respectively. Deferred income tax expense is a result of recognizing tax benefit of current period loss due to other comprehensive income recorded this quarter.  The Company's effective tax rate differs from statutory rates of 35% for U.S. federal income tax purposes, 15% to 25% for Chinese income tax purpose and 16.5% for Hong Kong income tax purposes due to the effects of the valuation allowance and certain permanent differences as it pertains to book-tax differences in the value of client shares received for services.

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

NOTE 17 – SUBSEQUENT EVENTS

On November 4, 2017, the Company announced signing of a strategic partnership with Thermo Fisher Scientific (China) Ltd. to build a joint Cell Therapy Technology Innovation and Application Center (Center) at CBMG’s newly opened Shanghai Zhangjiang GMP facility.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis summarizes the significant factors affecting our results of operations, financial condition and liquidity position for the three and nine months ended September 30, 2017 and 2016, and should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this filing.

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

On August 5, 2016 we completed patient treatment for the Allogenic KOA Phase I Trial. And on December 9, 2016 we announced interim 3-month safety data from the Allogenic KOA Phase I Trial in China. Preliminary results from interim analysis have demonstrated a safety and tolerability profile of AlloJoinTM in the three doses tested, and no serious adverse events (SAE) have been observed. The trial has been completed and we are analyzing the result on cartilage regeneration as well as recent development in the competitive landscape.

On November 29, 2016 we announced the approval and commencement of patient enrollment in China for our CARD-1 (“CAR-T Against DLBCL”) Phase I clinical trial of CD19 chimeric antigen receptor T-cell (CAR-T) therapy utilizing our optimized proprietary C-CAR011 construct for the treatment of patients with refractory Diffuse Large B-cell Lymphoma (DLBCL). The CARD-1 trial has begun enrollment with more data expected to be available in the first half of 2018.

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

On January 3, 2017, we announced the signing of a ten-year lease of an 113,038 square feet building located in the “Pharma Valley” in Shanghai Zhangjiang High-Tech Park. The new facility designed and built to GMP standards will consist of 40,000 square feet dedicated to advanced cell manufacturing.  We plan to invest an aggregate of approximately $32 million into Zhangjiang facility, of which $6.5 million will be spent on to bring the facility into compliance with current GMP standards and around 25 million will be spent on lease of this real estate. By the end of 2017, the Company anticipates that the new Zhangjiang facility, an expanded Wuxi, and Beijing GMP standards facilities combined will have 70,000 square feet, and the Company expects that it will be capable of supporting simultaneous clinical trials for five different CAR-T and stem cell products, or the ability to treat approximately 10,000 cancer patients and 10,000 stem cell patients per year. With this capacity, we plan to boost our headcount on researchers and technicians for additional 50 personnel by the end of 2017.

 On January 9, 2017, we announced the commencement of patient enrollment in China for its CALL-1 (“CAR-T against Acute Lymphoblastic Leukemia”) Phase I clinical trial of CD19 chimeric antigen receptor T-cell (CAR-T) therapy utilizing its optimized proprietary C-CAR011 construct for the treatment of patients with relapsed or refractory (r/r) CD19+ B-cell Acute Lymphoblastic Leukemia (ALL). The CALL-1 trial has begun enrollment with more data expected to be available in the first half of 2018. Depending on the Phase I CALL-1 results, CBMG expects to initiate a larger Phase II clinical trial as soon as practicable.

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

On May 15, 2017, we announced the addition of a new independent Phase I clinical trial of the Company’s ongoing CARD-1 study in patients with chemorefractory or refractory B cell Non-Hodgkin Lymphoma (NHL). The Company and Shanghai Tongji Hospital (Tongji) are conducting a single arm, non-randomized study to evaluate the safety and efficacy of C-CAR011 (Anti-CD19 single-chain variable fragment (scFv) (41BB-CD3f)) therapy in relapsed or refractory B cell NHL patients. The trial will enroll 15 patients comprised of DLBCL, Primary Mediastinal Large B-Cell Lymphoma (PMBCL) and Follicular Lymphoma (FL).

On June 1, 2017, we announced our Board of Directors has approved a new stock repurchase program granting the company authority to repurchase up to $10 million in common shares (the “2017 Stock Repurchase Program”) through open market purchases pursuant to a plan adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and in accordance with Rule 10b-18 of the Exchange Act. The Company plans to repurchase shares of its common stock in the open market in accordance with all applicable securities laws and regulations. During the three months ended September 30, 2017, the Company repurchased 114,156 shares of the Company’s common stock with the total cost of $1,085,191. During the nine months ended September 30, 2017, the Company repurchased 284,325 shares of the Company’s common stock with the total cost of $2,443,122.

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

On June 26, 2017, we announced the appointment of Dr. Xia Meng as Chief Operating Officer for the Company.

On November 4, 2017, we announced the grand opening of our Zhangjiang facility and strategic partnership to develop manufacturing processes.

On November 4, 2017, the Company announced signing of a strategic partnership with Thermo Fisher Scientific (China) Ltd. to build a joint Cell Therapy Technology Innovation and Application Center (Center) at CBMG’s newly opened Shanghai Zhangjiang GMP facility.

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
●
Assess the changes in the cell therapy competitive landscape and revise our corporate development strategy;
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
●
Evaluate new regenerative medicine technology platform for other indications and review recent development in the competitive landscape;
●
Explore new CAR-T opportunities for international collaboration and /or partnership;
●
Expand our cell manufacturing capacity and capabilities;
●
Evaluate the feasibility of sponsoring a multi-site Phase I/II NSCLC clinical study to support the Biological license application (BLA) for the U.S. and China CD40L GVAX trial in combination with anti-PD1;
●
Implement our GE Joint Technology Laboratory to develop control processes for the manufacture of CAR-T and Stem Cell Therapies;
●
Implement steps to advance our Thermo Fisher joint Cell Therapy Technology Innovation and Application Center; and
●
Elevate our corporate development strategy on maintaining the CAR-T and regenerative medicine dual technology platform.

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

Our current treatment focal points are cancer and KOA.

Cancer. In the cancer field, with the recent build-up of multiple cancer therapeutic technologies, we have prioritized our clinical efforts on CAR-T, technologies, Vaccine, Tcm and TCR clonality technologies, and are not actively pursuing the fragmented Tcm technical services opportunities. We are integrating CBMG's state-of-the art infrastructure and clinical platform with the technologies platform to boost the Company's immuno-oncology presence and pave the way for future partnerships. We plan to initiate certain cancer clinical trials in China upon receiving acceptance of the clinical trial designs with the principal investigator and obtaining the requisite regulatory approval. On November 29, 2016, we announced the approval and commencement of patient enrollment in China for its CARD-1 (“CAR-T Against DLBCL”) Phase I clinical trial utilizing its optimized proprietary C-CAR011 construct of CD19 chimeric antigen receptor T-cell (CAR-T) therapy for the treatment of patients with refractory Diffuse Large B-cell Lymphoma (DLBCL). The CARD-1 trial has begun enrollment with final data expected to be available in the first half of 2018. On January 9, 2017 we announced the approval and commencement of patient enrollment in China for its CALL-1 (“CAR-T against Acute Lymphoblastic Leukemia”) Phase I clinical trial utilizing its optimized proprietary C-CAR011 construct of CD19 chimeric antigen receptor T-cell (“CAR-T”) therapy for the treatment of patients with relapsed or refractory (r/r) CD19+ B-cell Acute Lymphoblastic Leukemia (“ALL”). The CALL-1 trial has begun enrollment with final data expected to be available in the first half of 2018. Depending on the Phase I CARD-1 and CALL-1 results, we expect to initiate larger Phase II clinical trials as soon as practicable.

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

In January 2016, we launched the Allogeneic KOA Phase I Trial in China to evaluate the safety and efficacy of AlloJoin™, an off-the shelf allogeneic adipose derived progenitor cell (haMPC) therapy for the treatment of KOA. On August 5, 2016 we completed patient treatment for the Allogeneic KOA Phase I trial, and on December 9, 2016 we announced interim 3-month safety data from the Allogenic KOA Phase I Trial in China. The interim analysis of the trial has preliminarily demonstrated a safety and tolerability profile of AlloJoin™ in the three doses tested, and no serious adverse events (SAE) have been observed. The trial has been completed in the third quarter of 2017.1

In January 2015, we initiated patient recruitment in a phase II clinical study, in China, of ReJoin (human adipose derived mesenchymal progenitor cell or “haMPC”) in Cartilage Damaged (“CD”) patients resulting from osteoarthritis (“OA”) or sports injury, in further support of KOA indication. The study is based on the same technology that has shown significant efficacy in the treatment of Knee Osteoarthritis (“KOA”), but requires two arthroscopic examinations and the use of magnetic resonance imaging (“MRI”) to further demonstrate the regenerative efficacy of ReJoin. Upon further review of the protocol and the difficulty of getting patients back for a second arthroscopic examination, we determined to terminate the study.

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

On July 2016, Juno Therapeutics, Inc. reported the death of patients enrolled in the U.S. Phase II clinical trial of JCAR015 for the treatment of relapsed or refractory B cell acute lymphoblastic leukemia (B-ALL). The U.S. FDA put the trial on hold and lifted the hold within a week after Juno provided satisfactory explanation and solution. Juno believes that the patient deaths were caused by the use of Fludarabine preconditioning and they will use only cyclophosphamide pre-conditioning in the future enrollment. The trial was halted in November of 2016 after two more deaths occurred after the trial resumed. The Company believes that its product and study are distinguishable from Juno Therapeutics and plans to continue to monitor any toxicities associated with the study.

On October 3, 2017 Gilead Sciences completed tender offer for all outstanding shares of Kite Pharma, Inc. for $11.9 billion. On October 18, 2017 the U.S. FDA approved Gilead (formerly KITE Pharma, Inc.) CAR-T cell therapy to treat adults with certain types of large B-cell lymphoma, who have not responded to or who have relapsed after at least two other kinds of treatment. Gilead’s CAR-T product is the second gene therapy approved by the FDA and the first for certain types of non-Hodgkin lymphoma (NHL). Diffuse large B-cell lymphoma (DLBCL) is the most common type of non-Hodgkin lymphoma in adults.

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

The current data on CAR T-cell therapies, presented from various institutions including MSKCC, University of Pennsylvania, National Cancer Institute, and Fred Hutchinson Cancer Center, Novartis and Kite Pharma, Inc have been very positive.   Novartis CAR-T technology has made breakthroughs in treating B cell leukemia. Both Kite and Novartis are on track to submit their respective CAR-T registration trial data to the U.S. FDA for BLA in the near future.

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

Our competitors are pursuing treatments for osteoarthritis with knee cartilage implants, microsphere technology combining triamcinolone acetonid with a poly lactic-co-glycolic acid (PLGA) matrix, or modulation of the Wnt signaling pathway to protect cartilage. Our KOA therapy uses a small amount (30ml) of adipose tissue obtained via liposuction from the patient, which is cultured and re-injected into the patient. The injections are designed to induce the body’s secretion of growth factors promoting immune response and regulation, and regrowth of cartilage. The down-regulation of the patient’s immune response is aimed at reducing and controlling inflammation which is a central cause of KOA.

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

Our strategy is, through the acquisition of AG and the technologies and pre-clinical and clinical data of University of the South Florida and PLAGH, to become an immune cell business leader in the China cancer therapy market and specialty pharmaceutical market by utilizing CBMG’s attractiveness as a NASDAQ listed company to consolidate key China immune cell technology leaders with fortified intellectual property and ramp up revenue with first mover’s advantage in a safe and efficient manner.  The Company plans to accelerate cancer trials by using the knowledge and experience gained from the Company’s ongoing KOA trials and the recent, CAR-T and Tcm technologies.   Immune cell therapies have not been codified by any of the Chinese regulatory agencies. On December 16, 2016, the CFDA issued solicited feedback on its draft "Technical Guidelines for Research and Evaluation of Cellular Products”, signaling near term clarification and codification/of the cell therapy regulation. On October 9, 2017, China’s State Council issued guidelines to reform the drug approval process and propose steps to change clinical trial procedures, expedite regulatory review and promote drug innovation and generics. On clinical trial reform, the State Council favors accelerating the review and approval process, including granting conditional approvals to candidates for diseases with no effective treatment, optimizing clinical trial approvals by strengthening communication between applicants and review institutions, supporting expanding clinical trials by allowing patients with diseases without current treatments to receive experimental treatment, and allowing the resulting safety data to be used during registration. The proposals also include allowing clinical trial data from outside China to be accepted during registration and providing regulatory exemptions for rare disease programs. We believe, these reforms may narrow our first-mover advantage and may reduce barrier-to-entry for newcomers in China. On the other hand, it appears that our clinical trials may qualify for U.S.FDA-like Fast Track designation as maintenance therapy in subjects with advanced cancer who have limited options following surgery and front-line platinum/taxane chemotherapy to improve their progression-free survival. By applying U.S. SOP and protocols and following authorized treatment plans in China, we believe we are differentiated from our competition as we believe we have first mover’s advantage and a fortified barrier to entry.  In addition, encouraged by the recent CIRM grant of $2.29 million for our preclinical trial to replicate and validate the manufacturing process and control system at the cGMP facility located at Children’s Hospital Los Angeles to support the filing of an IND with the FDA, we have begun to review the feasibility of performing a synergistic U.S. KOA clinical trial.

Competition

The biotechnology and pharmaceutical industries, including the gene therapy field, are characterized by rapidly advancing technologies, intense competition and a strong emphasis on intellectual property. We face substantial competition from many different sources, including large biopharmaceutical companies, midsize/smaller public and privately-held biotechnology firms, academic research institutions, governmental agencies, and public and private research institutions

We compete with companies in the space of immunotherapy, as well as companies developing novel targeted therapies for cancer. We anticipate substantial direct competition from other organizations developing advanced T cell therapies. In particular, we expect to compete with genetically engineering T cell therapies that are being pursued by multiple companies, including Kite, Novartis, Juno Therapeutics, Amgen,as well as a number of China-based companies. In particular, the Chinese JV Fosun Kite is in the process of research and development of its own versions of Kite C-19 T cell therapies and the JV BeiGene Biologic has just announced their high-quality large scale manufacturing project in Guangzhou. On August 30, 2017, the US Food and Drug Administration (FDA) approved Novartis’ first CAR-T therapy (tisagenlecleucel) for the treatment of patients up to 25 years of age with B-cell precursor acute lymphoblastic leukemia (ALL) that is refractory or in second or later relapse.

We also face competition in the degenerative osteoarthritis from non-immunotherapy based treatments offered by companies such as TissueGene and Mitsubishi pharma, which has completed U.S phase 2 trials and received a Special Protocol Assessment designation for Phase 3 trials scheduled to begin in the second quarter of 2017. In addition, on October 6, 2017, Flexion Therapeutics Inc. announced FDA approval of their triamcinolone acetonide extended-release injectable suspension for KOA pain. On July 27, 2017, Samumed, LLC announced completion of its 52 - week Phase 2 study for treatment of KOA using a small molecule inhibitor of the Wnt pathway, administered as an intra - articular injection.

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

During the three months ended September 30, 2017, we believe that there have been no significant changes to the items that we disclosed as our critical accounting policies and estimates in the “Critical Accounting Policies and Estimates” section of Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016. In addition, we have added the accounting policies of Treasury Stock and Government Grants in our unaudited condensed consolidated financial statements since last fiscal quarter to address the relevant transactions, as follows:

 Treasury Stock

The treasury stock is recorded and carried at their repurchase cost. The Company recorded the entire purchase price of the treasury stock as a reduction of equity. A gain and or loss will be determined when treasury stock is reissued or retired, and the original issue price and book value of the stock do not enter into the accounting. Additional paid-in capital from treasury stock is credited for gains and debited for losses when treasury stock is reissued at prices that differ from the repurchase cost.

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

Results of Operations

Below is a discussion of the results of our operations for the three and nine months ended September 30, 2017 and 2016. These results are not necessarily indicative of result that may be expected in any future period. Our prospects should be considered in light of the risks, expenses and difficulties that we may encounter. We may not be successful in addressing these risks and difficulties.

Comparison of Three Months Ended September 30, 2017 to Three Months Ended September 30, 2016

The descriptions in the results of operations below reflect our operating results as set forth in our Consolidated Statement of Operations filed herewith.

	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016

Net sales and revenue	$106,787	$10,012

Operating expenses:
Cost of sales	55,294	9,128
General and administrative	3,023,390	2,790,305
Selling and marketing	85,742	124,143
Research and development	4,076,186	2,897,736
Total operating expenses	7,240,612	10,433,026
Operating loss	(7,133,825)	(10,423,014)

Other income
Interest income	23,933	22,338
Other income	907,678	(17,314)
Total other income	931,611	5,024
Loss before taxes	(6,202,214)	(10,417,990)

Income taxes provision	-	(243,230)

Net loss	$(6,202,214)	$(10,661,220)
Other comprehensive income (loss):
Cumulative translation adjustment	291,665	(58,824)
Reclassification adjustments, net of tax, in connection with other-than-temporary impairment of investments	-	(5,557,939)
Total other comprehensive income (loss):	291,665	(5,616,763)
Comprehensive loss	$(5,910,549)	$(16,277,983)

Net loss per share:
Basic	$(0.43)	$(0.75)
Diluted	$(0.43)	$(0.75)

Weighted average common shares outstanding:
Basic	14,349,569	14,128,465
Diluted	14,349,569	14,128,465

* These line items include the following amounts of non-cash, stock-based compensation expense for the periods indicated:

	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016

Cost of sales	26,150	11,765
General and administrative	618,877	900,936
Selling and marketing	20,907	28,368
Research and development	672,775	590,795
	1,338,709	1,531,864

Results of Operations

Net sales and revenue

	2017	2016	Change	Percent

For the three months ended September 30,	$106,787	$10,012	$96,775	967%

A majority of the revenue was derived from cell therapy technology service for three months period ended September 30, 2017 and 2016. The Company ceased its cooperation with the Jihua Hospital and several other agents, which resulted in decreased revenue in the three months ended September 30, 2016. In 2017, the Company landed several new customers and provided related cell therapy technology service, which contributed to an increase in revenue in the same period of 2017.

Cost of Sales

	2017	2016	Change	Percent

For the three months ended September 30,	$55,294	$9,128	$46,166	506%

The cost of sales increased in line with the sales.

General and Administrative Expenses

	2017	2016	Change	Percent

For the three months ended September 30,	$3,023,390	$2,790,305	$233,085	8%

Increased expenses in 2017 was primarily attributed to the following:

o
An increase in rental expenses of $622,000, which mainly resulted from the new leased plant located in the “Pharma Valley” of Shanghai from January 1, 2017;
o
A decrease in legal, audit and other professional fees of $154,000; and
o
A decrease in stock-based compensation expense of $282,000.

Selling and Marketing Expenses

	2017	2016	Change	Percent

For the three months ended September 30,	$85,742	$124,143	$(38,401)	(31)%

Sales and marketing expenses decreased by approximately $38,000 in the three months ended September 30, 2017 as compared to the three months ended September 30, 2016, primarily as a result of a decrease in marketing expenses of $20,000.

Research and Development Expenses

	2017	2016	Change	Percent

For the three months ended September 30,	$4,076,186	$2,897,736	$1,178,450	41%

Research and development costs increased by approximately $1,178,000 in the three months ended September 30, 2017 as compared to the three months ended September 30, 2016. The increase was primarily attributed to below facts:

o
An increase in salary of $166,000;
o
An increase in stock-based compensation expense of $82,000;
o
An increase in raw material consumption of $136,000;
o
An increase in clinical expense of $154,000 primarily relating to our CAR-T projects; and
o
An increase in rental expenses of $535,000, which was mainly attributed to the lease of a GMP facility in the United States to commence the KOA preclinical and clinical studies in 2017.

Impairment of Investments

	2017	2016	Change	Percent

For the three months ended September 30,	$-	$4,611,714	$(4,611,714)	(100)%

The impairment of investments for the three months ended September 30, 2016 is attributed to the recognition of other than temporary impairment on the value of shares in two investments. No such expense existed in the same period in 2017. The impairment on investments was primarily attributed to the valuation loss for the stock of Arem Pacific Corporation ("ARPC"), which share price recently significantly dropped. The stock of ARPC held by us is illiquid, restricted and very thinly traded on the OTC Markets, we consider that it indicates the likelihood that the impairment is other-than-temporary.

Operating Loss

	2017	2016	Change	Percent

For the three months ended September 30,	$(7,133,825)	$(10,423,014)	$3,289,189	(32)%

The increase in the operating loss for the three months ended September 30, 2017 as compared to the same period in 2016 is primarily due to changes in general and administration expenses, research and development expenses and impairment of investments, each of which is described above.

Total Other Income

	2017	2016	Change	Percent

For the three months ended September 30,	$931,611	$5,024	$926,587	18443%

Other income for the three months ended September 30, 2017 was primarily government subsidy income of $990,000 netting of the foreign currency exchange net loss of $79,000. Other income for the three months ended September 30, 2016 was primarily interest income of $22,000, third party R&D subsidy of $40,000 and government subsidy of $25,000 and netting of the charity donation of $78,000.

Income Taxes Provision

	2017	2016	Change	Percent

For the three months ended September 30,	$-	$(243,230)	$243,230	(100)%

While we have optimistic plans for our business strategy, we determined that a valuation allowance was necessary given the current and expected near term losses and the uncertainty with respect to our ability to generate sufficient profits from our business model. Therefore, we established a valuation allowance for deferred tax assets other than the extent of the benefit from other comprehensive income. Income tax expense for three months ended September 30, 2016 mainly represents mainly represents the reversal of deferred income tax as a result of tax benefit of other comprehensive income previously recognized.

Net Loss

	2017	2016	Change	Percent

For the three months ended September 30,	$(6,202,214)	$(10,661,220)	$4,459,006	(42)%

Changes in net loss are primarily attributable to changes in operations which are described above.

Comprehensive Loss

	2017	2016	Change	Percent

For the three months ended September 30,	$(5,910,549)	$(16,277,983)	$10,367,434	(64)%

Comprehensive loss for three months ended September 30, 2017 includes a currency translation net gain of approximately $292,000 combined with the changes in net income. Comprehensive net loss for three months ended September 30, 2016 includes reclassification adjustments, net of tax, of approximately $5,558,000, in connection with other-than-temporary impairment of investments, and a currency translation net loss of approximately $59,000 combined with the changes in net income. The reclassification adjustment was attributed to the valuation loss of approximately $6,090,000 for the stock investment in ARPC, which indicates the likelihood of the impairment is other-than-temporary.

Comparison of Nine Months Ended September 30, 2017 to Nine Months Ended September 30, 2016

The descriptions in the results of operations below reflect our operating results as set forth in our Consolidated Statement of Operations filed herewith.

	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016

Net sales and revenue	$268,126	$570,102

Operating expenses:
Cost of sales	130,793	835,908
General and administrative	9,527,730	8,638,877
Selling and marketing	280,011	342,377
Research and development	10,469,820	8,268,953
Impairment of investments	-	4,611,714
Total operating expenses	20,408,354	22,697,829
Operating loss	(20,140,228)	(22,127,727)

Other income
Interest income	113,688	57,678
Other income	1,461,265	6,652
Total other income	1,574,953	64,330
Loss before taxes	(18,565,275)	(22,063,397)

Income taxes provision	(2,450)	(5,218)

Net loss	$(18,567,725)	$(22,068,615)
Other comprehensive income (loss):
Cumulative translation adjustment	637,786	(314,189)
Unrealized gain (loss) on investments, net of tax	(240,000)	5,300,633
Reclassification adjustments, net of tax, in connection with other-than-temporary impairment of investments	-	(5,557,939)
Total other comprehensive income:	397,786	(571,495)
Comprehensive loss	$(18,169,939)	$(22,640,110)

Net loss per share:
Basic	$(1.30)	$(1.67)
Diluted	$(1.30)	$(1.67)

Weighted average common shares outstanding:
Basic	14,310,344	13,253,290
Diluted	14,310,344	13,253,290

* These line items include the following amounts of non-cash, stock-based compensation expense for the periods indicated:

	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016

Cost of sales	49,066	8,014
General and administrative	2,314,990	2,254,498
Selling and marketing	34,604	32,353
Research and development	1,842,162	1,649,260
	4,240,822	3,944,125

Results of Operations

Net sales and revenue

	2017	2016	Change	Percent

For the nine months ended September 30,	$268,126	$570,102	$(301,976)	(53)%

Majority of the revenue was derived from cell therapy technology service for the nine months ended September 30, 2017 and 2016. The decrease in revenue is the result of prioritizing cancer therapeutic technologies, and focusing our clinical efforts on developing CAR-T technologies, Vaccine, Tcm and TCR clonality technologies. Such decrease in revenue was also attributable to the fact that the Company ceased its cooperation with the Jihua Hospital and several agents and were not actively pursuing the fragmented technical services opportunities in the second quarter of 2016.

Cost of Sales

	2017	2016	Change	Percent

For the nine months ended September 30,	$130,793	$835,908	$(705,115)	(84)%

The cost of sales decreased in line with the sales. The cost of sales in 2016 was mainly due to the high fixed cost of Beijing site. Since there was no revenue from the Beijing site in 2017, the cost of sales decreased significantly.

General and Administrative Expenses

	2017	2016	Change	Percent

For the nine months ended September 30,	$9,527,730	$8,638,877	$888,853	10%

Increased expenses in 2017 was primarily attributed to below facts:

o
An increase in rental expenses of $1,867,000, which mainly resulted from the new leased plant located in the “Pharma Valley” of Shanghai from January 1, 2017;
o
A decrease in legal, audit and other professional fees of $603,000 as the Company S-3 and S-8 filing in first half of 2016 that led to large professional fees in 2016;
o
A decrease in salary of $265,000; and
o
A decrease in insurance fee of $138,000, which mainly resulted from the decrease in premium for director and officer liability and Company reimbursement insurance.

Selling and Marketing Expenses

	2017	2016	Change	Percent

For the nine months ended September 30,	$280,011	$342,377	$(62,366)	(18)%

The selling and marketing expenses decrease was mainly attributed to the decline in travelling expenses of $17,000, entertainment expenses of $16,000 and marketing expenses of $13,000 in 2017.

Research and Development Expenses

	2017	2016	Change	Percent

For the nine months ended September 30,	$10,469,820	$8,268,953	$2,200,867	27%

Research and development costs increased by approximately $2,201,000 in the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016. The increase was primarily attributed to the facts below:

o
An increase in payroll expenses of $315,000 as a result of headcount increase and payroll raise. Total headcount for our R&D team increased from 76 as of September 30, 2016 to 93 as of September 30, 2017;
o
An increase in raw material consumption of $623,000;
o
An increase in stock-based compensation expense of $193,000;
o
An increase in rental expenses of $728,000, which was mainly attributed to the launching of R&D activities at our Beijing GMP facility in the 2nd quarter of 2016 and the lease of a GMP facility in the United States to commence the KOA preclinical and clinical studies in 2017; and
o
An increase in depreciation and amortization of $267,000, which was mainly attributed to the purchase of our new equipment for immunotherapy research and development.

Impairment of Investments

	2017	2016	Change	Percent

For the nine months ended September 30,	$-	$4,611,714	$(4,611,714)	(100)%

The impairment of investments for the nine months ended September 30, 2016 is attributed to the recognition of other than temporary impairment on the value of shares in investments. The impairment on investments was primarily attributed to the valuation loss for the stock investment in ARPC, which share price recently significantly dropped. The stock of ARPC held by us is illiquid, restricted and very thinly traded on the OTC Markets, which we believe indicates the likelihood that the impairment is other-than-temporary.

Operating Loss

	2017	2016	Change	Percent

For the nine months ended September 30,	$(20,140,228)	$(22,127,727)	$1,987,499	(9)%

The increase in the operating loss for the nine months ended September 30, 2017 as compared to the same period in 2016 is primarily due to changes in revenues, cost of sales, general and administrative expenses, research and development expenses and impairment of investments, each of which is described above.

Total Other Income

	2017	2016	Change	Percent

For the nine months ended September 30,	$1,574,953	$64,330	$1,510,623	2348%

Other income, net for the nine months ended September 30, 2017 was primarily interest income of $114,000 and government subsidy income of $1,582,000 offsetting by foreign exchange loss of $111,000. Other income, net for the nine months ended September 30, 2016 was primarily interest income of $58,000, third party R&D subsidy of $40,000, foreign exchange gain of $21,000 and government subsidy of $28,000, offsetting by the charity donation of $78,000.

Income Taxes Provision

	2017	2016	Change	Percent

For the nine months ended September 30,	$(2,450)	$(5,218)	$2,768	(53)%

While we have optimistic plans for our business strategy, we determined that a valuation allowance was necessary given the current and expected near term losses and the uncertainty with respect to our ability to generate sufficient profits from our business model. Therefore, we established a valuation allowance for deferred tax assets other than the extent of the benefit from other comprehensive income. Income tax expense for nine months ended September 30, 2017 and 2016 all represent US state tax.

Net Loss

	2017	2016	Change	Percent

For the nine months ended September 30,	$(18,567,725)	$(22,068,615)	$3,500,890	(16)%

Changes in net loss are primarily attributable to changes in operations of our biomedicine segment which are described above.

Comprehensive Loss

	2017	2016	Change	Percent

For the nine months ended September 30,	$(18,169,939)	$(22,640,110)	$4,470,171	(20)%

Comprehensive net loss for nine months ended September 30, 2017 includes unrealized net loss on investments of approximately $240,000 and a currency translation net gain of approximately $638,000 combined with the changes in net income. Comprehensive net loss for nine months ended September 30, 2016 includes unrealized net gain on investments of approximately $5,301,000, reclassification adjustments, net of tax, of approximately $5,558,000, in connection with other-than-temporary impairment of investments and a currency translation net loss of approximately $314,000 combined with the changes in net income. The unrealized gain and reclassification adjustments on investments were primarily attributed to the valuation change for the stock investment in ARPC.

Liquidity and Capital Resources

We had working capital of $15,206,192 as of September 30, 2017 compared to $38,328,048 as of December 31, 2016. Our cash position decreased to $16,292,031 at September 30, 2017 compared to $39,252,432 at December 31, 2016 for the cash used in operating and investment activities.

Net cash provided by or used in operating, investing and financing activities from continuing operations was as follows:

Net cash used in operating activities was approximately $13,952,000 and $12,072,000 for the nine months ended September 30, 2017 and 2016, respectively. The following table reconciles net loss to net cash used in operating activities:

For the nine months ended September 30,	2017	2016	Change
Net loss	$(18,567,725)	$(22,068,615)	$3,500,890
Non cash transactions	6,366,530	10,712,136	(4,345,606)
Changes in operating assets, net	(1,750,552)	(715,890)	(1,034,662)
Net cash used in operating activities	$(13,951,747)	$(12,072,369)	$(1,879,378)

The 2017 change in non-cash transaction was primarily due to the decrease in other-than-temporary impairment on investments of $4,612,000 compared with same period in 2016.

Net cash used in investing activities was approximately $7,002,000 and $1,653,000 in the nine months ended September 30, 2017 and 2016, respectively.  These amounts were primarily the result of construction of Wuxi and Zhangjiang GMP and purchases of fixed assets.

Net cash (used in) provided by financing activities was approximately $(2,210,000) and $43,123,000 in the nine months ended September 30, 2017 and 2016, respectively. Net cash used in the financing activities in 2017 was mainly attributed to repurchase of the Company’s common stock and net cash provided by financing activities were mainly attributable to the proceeds received from exercise of options and the issuance of common stock.

Liquidity and Capital Requirements Outlook

Excluding any potential sponsorship of a CD40LGVAX Trial in the U.S. and other regions outside of China CD40LGVAX Trial, we anticipate that the Company will require approximately $27 million in cash to operate as planned in the coming 12 months. Of this amount, approximately $21 million will be used to operate our facilities and offices, including but not limited to payroll expenses, rent and other operating costs, and to fund our research and development as we continue to develop our products through the clinical study process. Approximately $5 million will be used as capital expenditure in machinery, equipment and facilities to expand our immune cell therapy business and CAR-T research and development, although we may revise these plans depending on the changing circumstances of our biopharmaceutical business. Approximately $1 million may be used to repurchase the Company’s common stock.

We expect to rely on current cash balances that we hold to provide for these capital requirements. We do not intend to use, and will not rely on our holdings in securities to fund our operations.  One of our stocks held, ARPC, has an S-1 prospectus which relates to the resale of up to 13,694,711 shares of common stock, inclusive of the 8,000,000 shares held by the Company. However, the shares offered by this filing may only be sold by the selling stockholders at $0.05 per share until the shares are quoted on the OTCQB® tier of OTC Markets or an exchange. Another one of our stocks held, Wonder International Education and Investment Group Corporation ("Wonder") has delisted.  We do not know whether we can liquidate our 8,000,000 shares of ARPC stock or the 2,057,131 shares of Wonder stock or any of our other portfolio securities, or if liquidated, whether the realized amount will be meaningful at all. As a result, we have written down above stocks to their fair value.

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

Contractual Obligations

We have various contractual obligations that will affect our liquidity. The following table sets forth our contractual obligations as of September 30, 2017.

	Payments due by period
Contractual Obligations	Total	Less than	2-3	4-5	More than
		1 year	years	years	5 years
Capital Commitment	$1,861,091	$1,615,800	245,291	-	-
Operating Lease Obligations	24,393,965	3,434,773	5,394,945	5,017,126	10,547,121
Total	$26,255,056	$5,050,573	$5,640,236	$5,017,126	$10,547,121

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

The following table details the Company’s exposure as of September 30, 2017 to currency risk arising from recognised assets or liabilities denominated in a currency other than the functional currency of the entity to which they relate. For presentation purposes, the amounts of the exposure are shown in USD translated using the spot rate as of September 30, 2017. Differences resulting from the translation of the financial statements of entities into the Company’s presentation currency are excluded.

	Exposure to foreign currencies (Expressed in USD)
	As of September 30, 2017
	RMB	USD
Cash and cash equivalents	881	621,101

Net exposure arising from recognised assets and liabilities	881	621,101

The following table indicates the instantaneous change in the Company’s net loss that would arise if foreign exchange rates to which the Company has significant exposure at the end of the reporting period had changed at that date, assuming all other risk variables remained constant.

	As of September 30, 2017
	increase/(decrease) in foreign exchange rates	Effect on net loss (Expressed in USD)

RMB (against USD)	5%	(31,011)

	-5%	31,011

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

Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2017, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

During the three months ended September 30, 2017, there were no material changes to the risk factors disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016.

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

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum dollar value of shares that may yet be purchased under the plans or programs

June 9, 2017 ~ June 30, 2017	170,169	$7.98	170,169
July 1, 2017 ~ July 31, 2017	61,231	$9.21	61,231
August 1, 2017 ~ August 31, 2017	28,419	$8.99	28,419
September 1, 2017 ~ September 30, 2017	24,506	$10.77	24,506

Total	284,325	$8.59	284,325	7,556,878

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

CELLULAR BIOMEDICINE GROUP, INC.
(Registrant)

Date: November 8, 2017	By:	/s/ Bizuo (Tony) Liu
Bizuo (Tony) Liu
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)