Form 10-K
period 2017-12-31
Cellular Biomedicine Group, Inc.
filed 2018-03-05
CIK 1378624

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
———————
FORM 10-K
———————

☑     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes  ☑ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter – $92,318,196 as of June 30, 2017.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: As of February 11, 2018, there were 17,430,762 shares and 17,003,968 shares of common stock, par value $.001 per share issued and outstanding, respectively.

Documents Incorporated By Reference

THE INFORMATION REQUIRED BY PART III OF THIS ANNUAL REPORT ON FORM 10-K, TO THE EXTENT NOT SET FORTH HEREIN, IS INCORPORATED BY REFERENCE FROM THE REGISTRANT'S DEFINITIVE PROXY STATEMENT RELATING TO THE ANNUAL MEETING OF STOCKHOLDERS, WHICH DEFINITIVE PROXY STATEMENT SHALL BE FILED WITH THE SECURITIES AND EXCHANGE COMMISSION WITHIN 120 DAYS AFTER THE END OF THE FISCAL YEAR TO WHICH THIS ANNUAL REPORT ON FORM 10-K RELATES.

CELLULAR BIOMEDICINE GROUP, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2017

Cautionary Note Regarding Forward-looking Statements and Risk Factors

This Annual Report on Form 10-K, or this Annual Report, may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act and the Private Securities Litigation Reform Act of 1995, which are subject to the “safe harbor” created by those sections. Our actual results could differ materially from those anticipated in these forward-looking statements. This annual report on Form 10-K of the Company may contain forward-looking statements which reflect the Company's current views with respect to future events and financial performance. The words "believe," "expect," "anticipate," "intends," "estimate," "forecast," "project," and similar expressions identify forward-looking statements. All statements other than statements of historical fact are statements that could be deemed to be forward-looking statements, including plans, strategies and objectives of management for future operations; proposed new products, services, developments or industry rankings; future economic conditions or performance; belief; and assumptions underlying any of the foregoing. Although we believe that we have a reasonable basis for each forward-looking statement contained in this report, we caution you that these statements are based on a combination of facts and factors currently known by us and our projections of the future, about which we cannot be certain. Such "forward-looking statements" are subject to risks and uncertainties set forth from time to time in the Company's SEC reports and include, among others, the Risk Factors set forth under Item 1A below.

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
●
the potential of the technologies we have acquired, such as the acquisitions of the technologies from AG, Blackbird, and the PLAGH (each as defined below);
●
fluctuations in the exchange rate between the U.S. dollars and the Chinese Yuan;
●
the changes associated with our move to the new Zhangjiang building in Shanghai;
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

Overview

Cellular Biomedicine Group, Inc. is a clinical stage biopharmaceutical company, principally engaged in the development of therapies for cancer and degenerative diseases utilizing proprietary cell-based technologies. Our technology includes two major platforms: (i) Immune cell therapy for treatment of a broad range of cancer indications comprised of technologies in Chimeric Antigen Receptor modified T cells (CAR-T), T-Cell Receptor (TCR), cancer vaccine, and ex vivo expanded autologous Central Memory T Cells (Tcm), and (ii) human adipose-derived mesenchymal progenitor cells (haMPC) for treatment of joint and autoimmune diseases. CBMG’s Research & Development facilities are based in China and the U.S., and its manufacturing facilities are based in China in the cities of Shanghai, Wuxi, and Beijing.

We are focused on developing and marketing safe and effective cell-based therapies based on our cellular platforms, to treat cancer, orthopedic diseases and metabolic diseases. We have developed proprietary technologies and know-hows in our cell therapy platforms. Our primary target market is Greater China. We believe that our cell-based therapies will be able to help patients with high unmet medical needs. We expect to carry out clinical studies leading to the eventual CFDA approval of our products through Biologics License Application (BLA) filings and authorized clinical centers throughout Greater China.

We are conducting clinical studies in China with our stem cell based therapies to treat knee osteoarthritis (“KOA”). We have completed a Phase IIb autologous haMPC KOA clinical study and published its promising results. Led by Shanghai Renji Hospital, one of the largest teaching hospitals in China, we have also completed a Phase I clinical trial of our off-the-shelf allogeneic haMPC (AlloJoinTM) therapy for treating KOA patients. In addition, we have received an award of $2.29 million grant from California Institute of Regenerative Medicine’s (CIRM) and we have started manufacturing AlloJoinTM product in California to support preclinical and clinical studies in the United States for the KOA indication.

We have launched multiple clinical trials using our CAR-T products in multiple indications such as Diffuse Large B-cell Lymphoma (DLBCL) and Acute Lymphoblastic leukemia (ALL). We may also establish partnerships with other companies for co-development in CAR-T, TCR-T and stem cell based therapies. We are striving to build a highly competitive research and development function, a translational medicine unit, along with a well-established cellular manufacturing capability and ample capacity, to support the development of multiple assets in multiple indications. These efforts will allow us to boost the Company's Immuno-Oncology presence and pave the way for additional future partnerships.

Corporate History

Cellular Biomedicine Group, Inc. was incorporated in the State of Delaware and its corporate headquarters is located at 19925 Stevens Creek Blvd., Suite 100 in Cupertino, California. The Company is focusing its resources on becoming a biotechnology company bringing therapies to improve the health of patients in China.

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

On February 6, 2013, the Company completed a merger to acquire Cellular Biomedicine Group Ltd. In connection with the merger, effective on March 5, 2013, the Company (formerly named “EastBridge Investment Group Corporation”) changed its name to “Cellular Biomedicine Group, Inc.” In addition in March 2013 we changed our corporate headquarters from Arizona to California.

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

On August 5, 2016 we completed patient treatment for the Allogenic KOA Phase I Trial. And on December 9, 2016 we announced interim 3-month safety data from the Allogenic KOA Phase I Trial in China. Preliminary results from interim analysis have demonstrated a safety and tolerability profile of AlloJoinTM in the three doses tested, and no serious adverse events (SAE) have been observed. The trial has been completed and we are analyzing the results on cartilage regeneration as well as recent development in the competitive landscape.

On November 29, 2016 we announced the approval and commencement of patient enrollment in China for our CARD-1 (“CAR-T Against DLBCL”) Phase I clinical trial of CD19 CAR-T therapy utilizing our optimized proprietary C-CAR011 construct for the treatment of patients with refractory DLBCL. The CARD-1 trial has begun enrollment with more data expected to be available in the first half of 2018.

On December 9, 2016 we announced interim 3-month safety data from our Phase I clinical trial in China for AlloJoin™ off-the-shelf allogeneic stem cell therapy for KOA. The preliminary data was presented in December 2016 at the World Stem Cell Summit in West Palm Beach, Florida. The interim analysis of the trial has preliminarily demonstrated a safety and tolerability profile of AlloJoin™ in the three doses tested, and adverse events (AE) are similar to that of our prior autologous trials. No serious adverse events (SAE) have been observed.

On January 3, 2017, we announced the signing of a ten-year lease of an 113,038-square foot building located in the “Pharma Valley” in Shanghai Zhangjiang High-Tech Park. The new facility designed and built to GMP standards will consist of 40,000 square feet dedicated to advanced cell manufacturing.  We plan to invest an aggregate of approximately $35 million into the Zhangjiang facility, of which $10 million will be spent to bring the facility into compliance with current GMP standards and around 25 million will be spent on lease of this real estate. By the end of 2017, the combination of new Zhangjiang facility, an expanded Wuxi, and Beijing facilities, all meeting international GMP standards, of the Company had provided 70,000 square feet for cell manufacturing. The Company expects that it will be capable of supporting clinical trials for five different CAR-T and stem cell products simultaneously, or the ability to produce products to treat approximately 10,000 cancer patients and 10,000 KOA patients per year. To reach this capacity, we plan to hire an additional 60 R&D and Manufacturing personnel by end of 2018.

 On January 9, 2017, we announced the commencement of patient enrollment in China for our CALL-1 (“CAR-T against Acute Lymphoblastic Leukemia”) Phase I clinical trial of CD19 CAR-T therapy utilizing its optimized proprietary C-CAR011 construct for the treatment of patients with relapsed or refractory (r/r) CD19+ B-cell ALL. The CALL-1 trial began enrollment with more data expected to be available in the first half of 2018. Depending on the Phase I CALL-1 results, CBMG expects to initiate a larger Phase II clinical trial as soon as possible.

On February 27, 2017 we announced the Company received a $2.29 million grant from California Institute of Regenerative Medicine (CIRM) to fund our off-the-shelf AlloJoinTM Allogeneic Stem Cell Therapy for KOA in the United States. We are performing pre-clinical studies at Children’s Hospital Los Angeles (CHLA) and plan to file AlloJoinTM Phase I clinical trial in the United States. On May 4, 2017, the Company received $1.2 million from the CIRM grant, the first of four disbursement totaling $2.29 million to fund our off-the-shelf AlloJoin™ Allogeneic Stem Cell Therapy for KOA in the United States.

On March 30, 2017 we announced the completion of our newly expanded 30,000-square foot facility in Huishan High Tech Park in Wuxi, China. 20,000 square feet of the Wuxi facility will be dedicated to advanced stem cell culturing, centralized plasmid and viral vector production, cell banking and development of reagents.

 On April 10, 2017, we announced a strategic research collaboration to co-develop certain high-quality industrial control processes in CAR-T and stem cell manufacturing with GE Healthcare Life Science. In connection with the collaboration, a joint laboratory within CBMG’s new Shanghai Zhangjiang facility designed and built to GMP standards will be established and dedicated to the joint research and development of a functionally integrated and automated immunotherapy cell manufacturing system.

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

On June 1, 2017, we announced our Board of Directors approved a new stock repurchase program granting the company authority to repurchase up to $10 million in common shares (the “2017 Stock Repurchase Program”) through open market purchases pursuant to a plan adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and in accordance with Rule 10b-18 of the Exchange Act. The 2017 Stock Repurchase Program contemplates repurchase shares of the Company’scommon stock in the open market in accordance with all applicable securities laws and regulations. From June to December the Company repurchased a total of 426,794 shares at a total cost of $3,977,929, or an average of $9.32/share.

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

On June 26, 2017, we announced the appointment of Dr. Xia Meng as Chief Operating Officer for the Company.

On November 4, 2017, we announced the grand opening of our Zhangjiang facility. On the same day, we announced the signing of a strategic partnership with Thermo Fisher Scientific (China) Ltd. to build a joint Cell Therapy Technology Innovation and Application Center (Center) at CBMG’s newly opened Shanghai Zhangjiang facility.

On December 28, 2017, the Company announced the closing of two private placement transactions pursuant to which we sold an aggregate of 1,208,333 shares of the Company’s common stock to select key executives and private investors at $12.00 per share, for total aggregate gross proceeds of approximately $14.5 Million.

On January 30, 2018 and February 5, 2018, the Company entered into securities purchase agreements with certain investors pursuant to which the Company agreed to sell, and the investors agreed to purchase from the Company, an aggregate of 1,719,324 shares (the “February 2018 Private Placement”) of the Company’s common stock, par value $0.001 per share, at $17.80 per share, for total gross proceeds of approximately $30.6 million.  The transaction closed on February 5, 2018. Pursuant to the purchase agreement, the Investors have the right to nominate one director to the board of directors of the Company to stand for election at the 2018 Annual Meeting of Stockholders. Effective as of the closing of the February 2018 Private Placement, Bosun S. Hau was appointed as a non-executive Class III director of the Company.

On February 6, 2018, driven primarily by the Company’s strategy move to expand its business operations in early diagnosis and cancer intervention, Meng Xia transitioned from the role of Chief Operating Officer to Head of the Early Diagnosis & Intervention for the Company.

On February 15, 2018, the Company obtained a 36 months exclusive option with Augusta University to to negotiate a royalty-bearing, exclusive license to the patent rights owned by the Augusta University relating to an invention to identify novel alpha fetoprotein specific T-cell receptors (TCR) for a hepatocellular carcinoma ("HCC") immunotherapy. The Company plan to evaluate the feasibility and opportunities of this novel alpha fetoprotein TCR to redirect T Cells for the HCC indication.

In the next 12 months, we aim to accomplish the following, though there can be no assurances that we will be able to accomplish any of these goals:

●
Bolster R&D resources to fortify our intellectual properties portfolio and scientific development. Continue to develop a competitive immune cell therapy pipeline for CBMG. Seek opportunities to file new patents in China and potentially the rest of the world;
●
Continue to identify and evaluate advanced technologies and seek partnerships to bolster our competitive edge in the cell therapy field in China;
●
Submit to the CFDA an IND package for C-CAR011 in treating patients with CD19+ B-cell malignancies.
●
Confirm the safety and efficacy profile of C-CAR011 in China in refractory aggressive DLBCL and to initiate a larger Phase II clinical trial whenever feasible.
●
Confirm the safety and efficacy of C-CAR011 in relapsed and refractory (r/r) CD19+ B-cell Acute Lymphoblastic Leukemia (ALL) in China, and / to prepare for a follow up multicenter phase IIb trial.
●
Initiate an investigator sponsored phase I trial of anti-BCMA CART in adults with relapsed/refractory multiple myeloma;
●
Implement our GE Joint Technology Laboratory to develop control processes for the manufacturing of CAR-T and Stem Cell Therapies;
●
Implement steps to advance our Thermo Fisher joint Cell Therapy Technology Innovation and Application Center;
●
Initiate clinical study to support the BLA for Autologous and Allogeneic KOA study in China;
●
Complete Chemistry, Manufacturing and Controls (CMC), non-clinical and preclinical study data package to prepare for Allogeneic KOA IND filing in the United States;
●
Initiate clinical study to support the BLA for Allogeneic KOA study in the United States;
●
Evaluate new regenerative medicine technology platform for other indications and review recent development in the competitive landscape;
●
Evaluate our corporate development strategy on maintaining the CAR-T and regenerative medicine dual technology platform; and
●
Evaluate the feasibility and opportunities of novel Alpha Fetoprotein Specific T Cell Receptors (TCR) to redirect T Cells for a HCC Immunotherapy; and
●
Develop the new cancer diagnostics and intervention business; and
●
Improve liquidity and fortify our balance sheet by courting institutional investors.

For the years ended December 31, 2017, 2016 and 2015, we generated $0.3 million, $0.6 million and $2.5 million in technology consulting service revenue, respectively. We expect our biopharmaceutical business to generate revenues primarily from immune therapy and the development of therapies for the treatment of KOA in the next three to four years.

Our operating expenses for year ended December 31, 2017 were in line with management’s plans and expectations. We have a decrease in total operating expenses of approximately $1.1 million for the year ended December 31, 2017, as compared to the year ended December 31, 2016, which is primarily attributable to an impairment of investment of $4.6 million in 2016.

Corporate Structure

Our current corporate structure is illustrated in the following diagram:

Currently we have the following subsidiaries (including a controlled VIE entity):

Eastbridge Investment Corporation (“Eastbridge Sub”), a Delaware corporation, is a wholly owned subsidiary of the Company.

Cellular Biomedicine Group VAX, Inc. (“CBMG VAX”), a California corporation, is a wholly owned subsidiary of the Company.

Cellular Biomedicine Group HK Limited, a Hong Kong company limited by shares, is a holding company and wholly owned subsidiary of the Company.

Cellular Biomedicine Group Ltd. (Wuxi), license number 320200400034410 (the “WFOE”) is a wholly foreign-owned entity that is 100% owned by Cellular Biomedicine Group HK Limited.  This entity’s legal name in Chinese translates to “Xi Biman Biological Technology (Wuxi) Co. Ltd.”  WFOE controls and holds ownership rights in the business, assets and operations of Cellular Biomedicine Group Ltd. (Shanghai) (“CBMG Shanghai”) through variable interest entity (VIE) agreements.  We conduct certain biopharmaceutical business activities through WFOE, including lab kit production and research.

Cellular Biomedicine Group Ltd. (Shanghai) license number 310104000501869 (“CBMG Shanghai”), is a PRC domestic corporation, which we control and hold ownership rights in, through WFOE and the above-mentioned VIE agreements.  This entity’s legal name in Chinese translates to “Xi Biman Biotech (Shanghai) Co., Ltd.”  We conduct certain biopharmaceutical business activities through our controlled VIE entity, CBMG Shanghai, including clinical trials and certain other activities requiring a domestic license in the PRC.  Mr. Chen Mingzhe and Mr. Lu Junfeng together are the record holders of all of the outstanding registered capital of CBMG Shanghai.  Mr. Chen and Mr. Lu are also directors of CBMG Shanghai constituting the entire management of the same.   Mr. Chen and Mr. Lu receive no compensation for their roles as managers of CBMG Shanghai.

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

Our relationship with our controlled VIE entity, CBMG Shanghai, through the VIE agreements, is subject to various operational and legal risks.  Management believes that Mr. Chen and Mr. Lu, as record holders of the VIE’s registered capital, have no interest in acting contrary to the VIE agreements.  However, if Mr. Chen and Lu as shareholders of the VIE entity were to reduce or eliminate their ownership of the registered capital of the VIE entity, their interests may diverge from that of CBMG and they may seek to act in a manner contrary to the VIE agreements (for example by controlling the VIE entity in such a way that is inconsistent with the directives of CBMG management and the board; or causing non-payment by the VIE entity of services fees).  If such circumstances were to occur the WFOE would have to assert control rights through the powers of attorney and other VIE agreements, which would require legal action through the PRC judicial system.  While we believe the VIE agreements are legally enforceable in the PRC, there is a risk that enforcement of these agreements may involve more extensive procedures and costs to enforce, in comparison to direct equity ownership of the VIE entity.  We believe based on the advice of local counsel that the VIE agreements are valid and in compliance with PRC laws presently in effect.  Notwithstanding the foregoing, if the applicable PRC laws were to change or are interpreted by authorities in the future in a manner which challenges or renders the VIE agreements ineffective, the WFOE’s ability to control and obtain all benefits (economic or otherwise) of ownership of the VIE entity could be impaired or eliminated.   In the event of such future changes or new interpretations of PRC law, in an effort to substantially preserve our rights we may have to either amend our VIE agreements or enter into alternative arrangements which comply with PRC laws as interpreted and then in effect.

For further discussion of risks associated with the above, please see the section below titled “Risks Related to Our Structure.”

BIOPHARMACEUTICAL BUSINESS

Our biopharmaceutical business was founded in 2009 as a newly formed specialty biomedicine company by a team of seasoned Chinese-American executives, scientists and doctors. In 2010, we established a facility designed and built to GMP standards in Wuxi, and in 2012 we established a U.S. Food and Drug Administration (“FDA”) GMP standard protocol-compliant manufacturing facility in Shanghai. In October 2015, we opened a facility designed and built to GMP standards in Beijing. In November 2017, we announced the grand opening of our Zhangjiang facility in Shanghai, of which 40,000 square feet was designed and built to GMP standards and dedicated to advanced cell manufacturing. Our focus has been to serve the rapidly growing health care market in China by marketing and commercializing stem cell and immune cell therapeutics, related tools and products from our patent-protected homegrown and acquired cell technology, as well as by utilizing exclusively in-licensed and other acquired intellectual properties.

Our current treatment focal points are cancer and other degenerative diseases such as KOA.

Cancer. In the cancer field, with the recent build-up of multiple cancer therapeutic technologies, we have prioritized our clinical efforts on CAR-T. We are not actively pursuing the fragmented Tcm technical services opportunities. On November 29, 2016, we announced the approval and commencement of patient enrollment in China for its CARD-1 (“CAR-T Against DLBCL”) Phase I clinical trial utilizing its optimized proprietary C-CAR011 construct of CD19 chimeric antigen receptor T-cell (CAR-T) therapy for the treatment of patients with refractory Diffuse Large B-cell Lymphoma (DLBCL). The CARD-1 trial has begun enrollment with final data expected to be available in the second half of 2018. On January 9, 2017 we announced the approval and commencement of patient enrollment in China for its CALL-1 (“CAR-T against Acute Lymphoblastic Leukemia”) Phase I clinical trial utilizing its optimized proprietary C-CAR011 construct of CD19 chimeric antigen receptor T-cell (“CAR-T”) therapy for the treatment of patients with relapsed or refractory (r/r) CD19+ B-cell Acute Lymphoblastic Leukemia (“ALL”). The CALL-1 trial has begun enrollment with final data expected to be available in the second half of 2018. Depending on the Phase I CARD-1 and CALL-1 results, we expect to initiate larger trials to confirm the safety and efficacy profile and support BLA submission as soon as practicable.

On May 15, 2017, we announced the addition of a new independent Phase I clinical trial of the Company’s ongoing CARD-1 study in patients with chemorefractory and aggressive DLBCL. Recruitment has started on patients comprised of DLBCL, Primary Mediastinal Large B-Cell Lymphoma (PMBCL) and Follicular Lymphoma (FL). Final data for this single arm, non-randomized study to evaluate the safety and efficacy of C- CAR011 (Anti-CD19 single-chain variable fragment (scFv) (41BB-CD3f)) therapy in relapsed or refractory B cell Non-Hodgkin Lymphoma (NHL) is expected in the first half of 2019.

KOA.  In 2013, we completed a Phase I/IIa clinical study, in China, for our Knee Osteoarthritis (“KOA”) therapy named Re-Join®. The trial tested the safety and efficacy of intra-articular injections of autologous haMPCs in order to reduce inflammation and repair damaged joint cartilage. The 6-month follow-up clinical data showed Re-Join® therapy to be both safe and effective.

In Q2 of 2014, we completed patient enrollment for the Phase IIb clinical trial of Re-Join® for KOA. The multi-center study enrolled 53 patients to participate in a randomized, single blind trial. We published 48 weeks follow-up data of Phase I/IIa on December 5, 2014.  The 48 week data indicated that patients have reported a decrease in pain and a significant improvement in mobility and flexibility, while the clinical data shows our Re-Join® regenerative medicine treatment to be safe.   We announced the interim 24 week results for Re-Join® on March 25, 2015 and  released positive Phase IIb 48 week follow-up data in January 2016, which shows the primary and secondary endpoints of Re-Join® therapy group having all improved significantly compared to their baseline, which has confirmed some of the Company’s Phase I/IIa results. Our Re-Join® human adipose-derived mesenchymal progenitor cell (haMPC) therapy for KOA is an interventional therapy using proprietary device, process, culture and medium:

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

In January 2016, we launched the Allogeneic KOA Phase I Trial in China to evaluate the safety and efficacy of AlloJoin™, an off-the shelf allogeneic adipose derived progenitor cell (haMPC) therapy for the treatment of KOA. On August 5, 2016 we completed patient treatment for the Allogeneic KOA Phase I trial, and on December 9, 2016 we announced interim 3-month safety data from the Allogenic KOA Phase I Trial in China. The interim analysis of the trial has preliminarily demonstrated a safety and tolerability profile of AlloJoin™ in the three doses tested, and no serious adverse events (SAE) have been observed. The trial has been completed in 2017.

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

The unique lines of adult adipose-derived stem cells and the immune cell therapies enable us to create multiple cell formulations in treating specific medical conditions and diseases, as well as applying single cell types in a specific treatment protocol. The quality management systems of CBMG Shanghai and CBMG Wuxi were issued a Certificate of ISO-9001:2008 by SGS /ANAB (ANSI-ASQ National Accreditation Board). Our facility in Shanghai was issued a Certificate of Compliance by ENV Services, Inc., an ISO Inspection Service Provider that (i) its rooms 1-7, 10 are certified to ISO Class 7 per ISO-14644 in accordance with cGMP; (ii) its biological safety cabinets are certified per NSF/ANSI 49 and to ISO Class 5;and (iii) its instrumentation calibration has been certified to perform in accordance with ANSI/NCSL Z-540-1 and document in accordance with 10CFR21.Our facility in Shanghai was issued a Testing Report by Shanghai Food and Drug Packaging Material Control Center concluding that some testing items of the cleanrooms are in compliance with the Good Manufacturing Practice for Drugs (2010 Revision) of China. The cleanrooms in Beijing are certified to meet the standard of CNAS L1669; and Wuxi has been certified to meet the SHPMCC standard.

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

One approach to immunotherapy involves engineering patients’ own immune cells to recognize and attack their tumors. And although this approach, called adoptive cell transfer (ACT), has been restricted to small clinical trials so far, treatments using these engineered immune cells have generated some remarkable responses in patients with advanced cancer. For example, in several early-stage trials testing ACT in patients with ALL who had few if any remaining treatment options, many patients’ cancers have disappeared entirely. Several of these patients have remained cancer free for extended periods.

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

ACT’s building blocks are T cells, a type of immune cell collected from the patient’s own blood. After collection, the T cells are genetically engineered to produce special receptors on their surface called chimeric antigen receptors (CARs). CARs are proteins that allow the T cells to recognize a specific protein (antigen) on tumor cells. These engineered CAR T cells are then grown in the laboratory until they number in the billions. The expanded population of CAR T cells is then infused into the patient. After the infusion, if all goes as planned, the T cells multiply in the patient’s body and, with guidance from their engineered receptor, recognize and kill cancer cells that harbor the antigen on their surfaces. This process builds on a similar form of ACT pioneered from NCI’s Surgery Branch for patients with advanced melanoma. According to www.cancer.gov/.../research-updates/2013/CAR-T-Cells, in 2013 NCI’s Pediatric Oncology Branch commented that the CAR T cells are much more potent than anything they can achieve with other immune-based treatments being studied. Although investigators working in this field caution that there is still much to learn about CAR T-cell therapy, the early results from trials like these have generated considerable optimism. Researchers opined that CAR T-cell therapy eventually may become a standard therapy for some B-cell malignancies like ALL and chronic lymphocytic leukemia.

So far, chimeric antigen receptor T cell therapy such as CD19 CAR-T, have been tested in several hematological indications on patients that are refractory/relapsing to chemotherapy, and many of them have relapsed after stem cell transplantation.  All of these patients had very limited treatment option prior to CAR-T therapy.  CAR-T has shown positive clinical efficacy in many of these patients. Some of have them lived for years post CAR-T treatment.

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

On August 2017, the U.S. FDA approved Novartis’ CAR-T therapy on relapsed or refractory (r/r) acute lymphoblastic leukemia (ALL), the most common cancer in Children. Current treatments show a rate of 80% remission using intensive chemotherapy. However, there are almost no conventional treatments to help patients who have relapsed. Novartis’ Tisagenlecleucel (Kymriah), a CD19-targeted CAR-T therapy for children and adolescents with r/r ALL has shown results of complete and long lasting remission, which led the FDA to approve the drug funded by Novartis and the first CAR-T therapy.

On October 2017, the U.S. FDA approved Kite Pharmaceuticals’ (Gilead) CAR-T therapy for diffuse large B-cell lymphoma (DLBCL), the most common type of non- Hodgkin lymphoma (NHL) in adults. The initial results of axicabtagene ciloleucel (Yescarta), Kite Pharma’s drug for non-Hodgkin’s lymphoma, shows four out of seven patients treated achieved complete remission, which continued after 12 months. The prognosis of high-grade chemo refractory NHL is dismal with a medium survival time of a few weeks. Yescarta is a therapy for patients who have not responded to or who have relapsed after at least two other kinds of treatment.

In December 2017, the Chinese government issued trial guidelines concerning development and testing of cell therapy products in China. Although these trial guidelines are not yet codified as mandatory regulation, we believe they provide a measure of clarity and a preliminary regulatory pathway for our cell therapy operations in a still uncertain regulatory environment.

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

Presently we have two completed KOA cell therapy clinical studies in China, a Phase IIb autologous study and a Phase I allogeneic study. If and when either therapy obtains regulatory approval in the PRC, we will be able to market and offer the therapy for clinical use in China.

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

We operate our manufacturing facilities under the design of the standard good manufacturing practice ("GMP") conditions in the ISO accredited laboratories standard. We employ an institutionalized and proprietary process and quality management system to optimize reproducibility and to hone our efficiency. Three facilities designed and built to GMP in Beijing, Shanghai and Wuxi, China meet international standards. With our integrated Plasmid, Viral Vectors, and CAR-T cells Chemistry, Manufacturing, and Controls processes as well as planned capacity expansion, we are highly distinguishable with other companies in the cellular medicine space.

In total, our facilities have approximately 70,000 square feet of space and are expected to have a capacity to provide therapies that can treat approximately 10,000 cancer patients and 10,000 patients per year.

Most importantly, our most experienced team members have more than 20 years of relevant experience in China, European Union, and the United States. All of these factors make CBMG a high quality cell products manufacturer in China.

Our Targeted Indications and Potential Therapies

Knee Osteoarthritis (KOA)

We are currently pursuing two primary therapies for the treatment of KOA: our Re-Join® therapy and our AlloJoinTM therapy.

We completed the Phase I/IIa clinical trial for the treatment of KOA. The trial tested the safety and efficacy of intra-articular injections of autologous haMPCs in order to reduce inflammation and repair damaged joint cartilage. The 6-month follow-up clinical data showed Re-Join® therapy to be both safe and effective.

In the second quarter of 2014, we completed patient enrollment for the Phase IIb clinical trial of Re-Join® for KOA. The multi-center study has enrolled 53 patients to participate in a randomized, single blind trial. We published 48 weeks follow-up data of Phase I/IIa on December 5, 2014.  The 48 weeks data indicated that patients have reported a decrease in pain and a significant improvement in mobility and flexibility, while the clinical data shows our Re-Join® regenerative medicine treatment to be safe. We announced positive Phase IIb 48-week follow-up data in January 2016, with statistical significant evidence that Re-Join® enhanced cartilage regeneration, which concluded the planned phase IIb trial.

In January 2016, we launched the Allogeneic KOA Phase I Trial in China to evaluate the safety and efficacy of AlloJoin™, an off-the shelf haMPC therapy for the treatment of KOA. On August 5, 2016 we completed patient treatment for the Allogeneic KOA Phase I trial. On August 5, 2016 we completed patient treatment for the Allogenic KOA Phase I Trial, and on December 9, 2016, we announced interim 3-month safety data from the Allogenic KOA Phase I Trial in China. The interim analysis of the trial has preliminarily demonstrated a safety and tolerability profile of AlloJoin™ in the three doses tested, and no SAEs have been observed. The trial has been completed in 2017.  We plan to release the data in the second quarter of 2018.

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

Our CAR-T platform is built on lenti-virial vector and second-generation CAR design, which is used by most of the current trials and studies. We rigorously select the patient population for each asset and indication to allow the optimal path forward for regulatory approval. We also fully integrate the state of art translational medicine effort into each clinical study to aid in dose selection, to confirm the mechanism of action and proof of concept, and to identify the optimal targeting patient population whenever appropriate. We plan to continue to grow our translational medicine team and engage key opinion leaders to meet the demand.

Solid tumors pose more challenges than hematological cancers.  The patients are more heterogeneous, making it difficult to have one drug to work effectively in the majority of the patients in any cancer indication.  The duration of response is most likely shorter and patients are likely to relapse even after initial positive clinical response.  We will continue our effort in developing cell based therapies to target both hematological cancers and solid tumors.

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

Our strategy is, through the acquisition of AG and the technologies and pre-clinical and clinical data of University of the South Florida and PLAGH, to become an immune cell business leader in the China cancer therapy market and specialty pharmaceutical market by utilizing CBMG’s attractiveness as a Nasdaq listed company to consolidate key China immune cell technology leaders with fortified intellectual property and ramp up revenue with first mover’s advantage in a safe and efficient manner.  The Company plans to accelerate cancer trials in China by using the knowledge and experience gained from the Company’s ongoing KOA trials and the recent, CAR-T and Tcm technologies. However, it remains unclear if any of our clinical trials will qualify for U.S.FDA-liked Fast Track designation as maintenance therapy in subjects with advanced cancer who have limited options following surgery and front-line platinum/taxane chemotherapy to improve their progression-free survival. By applying U.S. SOP and protocols and following authorized treatment plans in China, we believe we are differentiated from our competition as we believe we have first mover’s advantage and a fortified barrier to entry.  In addition, encouraged by the 2017 CIRM grant of $2.29 million for our preclinical trial to replicate and validate the manufacturing process and control system at the cGMP facility located at Children’s Hospital Los Angeles to support the filing of an IND with the FDA, we have begun to review the feasibility of performing synergistic U.S. KOA clinical trial.

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

Patents

The following is a brief list of our patents, patent applications and work in process as of December 31, 2017:

	China Patents	U.S. Patents	EU Patents	Other International Patents	PCT
Work in Process	7	-	-	-	-
Patents Filed, Pending	25	2	1	2	2
Granted	23	2	1	-	-
Total	55	4	2	2	2

Generally, our patents cover technology, methods, design and composition of and relating to medical device kits used in collecting cell specimens, cryopreservation of cells, purification, use of stem cells in a range of potential therapies, adipose tissue extraction, cell preservation and transportation, preparation of chimeric antigen receptor, gene detection and quality control.

Manufacturing

We manufacture cells for our own research, testing and clinical trials. We are scaling up and expanding our manufacturing capacity to treat up to 10,000 CAR-T and 10,000 KOA patients per year when our facilities are fully operational by end of 2018. Our facilities are operated by a manufacturing and technology team with decades of relevant experience in China, EU, and the U.S.

In any precision setting, it is vital that all controlled environment equipment meet certain design standards. We operate our manufacturing facilities under good manufacturing practice ("GMP") conditions in the ISO accredited laboratories standard. We employ an institutionalized and proprietary process and quality management system to optimize reproducibility and to hone our efficiency. Three of our facilities designed and built to GMP in Beijing, Shanghai and Wuxi, China meet international standards. Specifically, our Shanghai cleanroom facility underwent rigorous cleanroom certification since 2013. Our facility in Shanghai was issued a Certificate of Compliance by ENV Services, Inc., an ISO Inspection Service Provider, that (i) its rooms 1-7, 10 are certified to ISO Class 7 per ISO-14644 in accordance with cGMP. (ii) its biological safety cabinets are certified per NSF/ANSI 49 and to ISO Class 5. and (iii) its instrumentation calibration has been certified to perform in accordance with ANSI/NCSL Z-540-1 and document in accordance with 10CFR21. The cleanrooms in Beijing are certified to meet the standard of CNAS L1669 and our Wuxi facility has been certified to meet the SHPMCC standard. With our integrated Plasmid, Viral Vectors, and CAR-T cells Chemistry, Manufacturing, and Controls processes as well as planned capacity expansion, we believe that are highly distinguishable with other companies in the cellular medicine space.

In January 2017, we leased a 113,038-square foot building located in the “Pharma Valley” of Shanghai, the People’s Republic of China. We are establishing 43,000 square foot facilities there with 25 clean-rooms and equipped with 12 independent production lines to support clinical batch production and commercial scale manufacturing. With above expansion, the Company could support up to 10,000 patients with CAR-T therapy and 10,000 KOA patients with the stem cell therapy per annum.

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

The PRC central government has a focused strategy to enable China to compete effectively in certain designated areas of biotechnology and the health sciences.  Because of the aging population in China, China’s Ministry of Science and Technology (“MOST”) has targeted stem cell development as high priority field, and development in this field has been intense in the agencies under MOST.  For example, the 973 Program has funded a number of stem cell research projects such as differentiation of human embryonic germ cells and the plasticity of adult stem cells.   Notwithstanding such governmental support, China has had a highly fragmented cellular medicine landscape.  Shenzhen Beike Biotechnology Co. Ltd. (“Beike”) and Union Stem Cell & Gene Engineering Co., Ltd. (“Union Stem Cell”) are two large stem cell companies in China.  To the best of our knowledge, none of the Chinese companies are utilizing our proposed international manufacturing protocol and our unique technologies in conducting what we believe will be fully compliant CFDA-sanctioned clinical trials to commercialize cell therapies in China.  Our management believes that it is difficult for most of these Chinese companies to turn their results into translational stem cell science or commercially successful therapeutic products using internationally acceptable standards.

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

Our primary competitors in the field of stem cell therapy for osteoarthritis, and other indications include Beike, Cytori Therapeutics Inc., Caladrius Biosciences, Inc. and others.  Among our competitors, to our knowledge, the only ones based in and operating in Greater China are Beike, Lorem Vascular, which has partnered with Cytori to commercialize Cytori Cell Therapy for the cardiovascular, renal and diabetes markets in China and Hong Kong, and OLife Bio, a Medi-Post joint venture with JingYuan Bio in Taian, Shandong Province, who plans to initiate clinical trial in China in 2016.  Our primary competitors in the field of cancer immune cell therapies include pharmaceutical, biotechnology companies such as Northwest Biotherapeutics, Inc., Juno Therapeutics, Inc., Kite Pharma, Inc., CARSgen, Sorrento Therapeutics, Inc. and others.  Among our competitors, the ones based in and operating in Greater China are BeiGene, Limited, CARsgen and China Oncology Focus Limited, which has licensed Sorrento’s anti-PD-L1 monoclonal antibody for Greater China. Other western big pharma and biotech companies in the cancer immune cell therapies space are starting to make inroads into China by partnering or seeking to partner with local companies. For example, in April, 2016, Seattle-based Juno Therapeutics, Inc started a new company with WuXi AppTec in China named JW Biotechnology (Shanghai) Co., Ltd. Its mission is to build China's leading cell therapy company by leveraging Juno's chimeric antigen receptor (CAR) and T cell receptor (TCR) technologies together with WuXi AppTec's R&D and manufacturing platform and local expertise to develop novel cell-based immunotherapies for patients with hematologic and solid organ cancers. In January 2017, Shanghai Fosun Pharmaceutical created a joint venture with Santa Monica-based Kite Pharma Inc. to develop, manufacture and commercialize axicabtagene ciloleucel in China with the option to include additional products, including two T cell receptor (TCR) product candidates from Kite. Axicabtagene ciloleucel is Kite's lead product candidate and is an investigational chimeric antigen receptor (CAR) T-cell therapy under development for the treatment of B-cell lymphomas and leukemias. In late 2017 Gilead acquired Kite Pharma for $11.9 billion. On January 22, 2018 Celgene announced that it had agreed to buy Juno Therapeutics for approximately $9 billion.

The CFDA has received six applications for CD19 chimeric antigen receptor T cells cancer therapies from different companies. The applicants are Nanjing Legend biotechnology, Chengdu Yinhe Biological medicine, Shanghai HRAIN Biotechnology, Carsgene Biomedicine (Shanghai), Biogene ANKE Cell Technology and Shanghai Mingju Biotechnology.

Additionally, in the general area of cell-based therapies for knee osteoarthritis ailments, we potentially compete with a variety of companies, from big pharma to specialty medical products or biotechnology companies. Some of these, such as Abbvie, Merck KGaA, Sanofi, Teva, GlaxosmithKline, Baxter, Johnson & Johnson, Sanumed, Medtronic and Miltenyi Biotec, are well-established and have substantial technical and financial resources compared to ours.  However, as cell-based products are only just emerging as viable medical therapies, many of our more direct competitors are smaller biotechnology and specialty medical products companies comprised of Vericel Corporation, Regeneus Ltd., Advanced Cell Technology, Inc., Nuo Therapeutics, Inc., Arteriocyte Medical Systems, Inc., ISTO technologies, Inc., Ember Therapeutics, Athersys, Inc., Bioheart, Inc., Cytori Therapeutics, Inc., Harvest Technologies Corporation, Mesoblast, Pluristem, Inc., TissueGene, Inc. Medipost Co. Ltd. and others. There are also several non cell-based, small molecule and peptide clinical trials targeting knee osteoarthritis, and several other FDA approved treatment for knee pain.

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

Employees

As of December 31, 2017, the total enrollment of full time employees of CBMG is 125. Among these 125 professionals, 20 have PhD degrees, 54 have postgraduate degrees and 42 have undergraduate degrees.  In other words, 93% of our employees are well qualified professionals. As a biotech company, 93 out of our 125 employees have medical or biological scientific credentials and qualifications.

Facilities

Our corporate headquarters are located at 19925 Stevens Creek Blvd., Suite 100 in Cupertino, California. We currently pay rent for a total of $268,000 per month for an aggregate of approximately 177,000 square feet of space to house our administration, research and manufacturing facilities in Maryland and in the cities of Wuxi, Beijing and Shanghai in China.

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

On December 22, 2017, the tax reform bill was passed (Tax Cut and Jobs Act (H.R.1)) and reduced top corporate tax rate from 35% to 21% effective from January 1, 2018. Pursuant to this new Act, non-operating loss carry back period is eliminated and the loss carry forward period was expanded from 20 years to an indefinite period.

Pursuant to the Corporate Income Tax Law of the PRC, all of the Company’s PRC subsidiaries are liable to PRC CIT at a rate of 25% except for Cellular Biomedicine Group Ltd. (Shanghai) (“CBMG Shanghai”). According to Guoshuihan 2009 No. 203, if an entity is certified as an “advanced and new technology enterprise”, it is entitled to a preferential income tax rate of 15%. CBMG Shanghai obtained the certificate of “advanced and new technology enterprise” dated October 30, 2015 with an effective period of three years and the provision for PRC corporate income tax for CBMG Shanghai is calculated by applying the income tax rate of 15% in 2017 (2016: 15%; 2015: 15%).

BIOPHARMACEUTICAL REGULATION

PRC Regulations

Our cellular medicine business operates in a highly regulated environment.  In China, aside from provincial and local licensing authorities, hospitals and their internal ethics and utilization committees, and a system of institutional review boards (“IRBs”) which in many cases have members appointed by provincial authorities. With respect to cell therapies, however, the Chinese regulatory infrastructure is less established and China has not yet codified any mandatory regulations governing the development of cell therapy products. In December 2017, the Chinese government issued trial guidelines concerning development and testing of cell therapy products, including stem cell treatments and immune cell therapies such as CAR-T cell therapeutics. These trial guidelines are not mandatory regulation but provide some general principles and basic requirements for cell therapy products in the areas of pharmaceutical research, non-clinical research and clinical research. The cell therapy products provided in the trial guideline refer to the human-sourced living cell products which are used for human disease therapy, whose source, operation and clinical trial process are in line with ethics and whose research and registration application are in line with regulations on pharmaceutical administration. The competent authority of pharmaceutical administration is the CFDA. It is further clarified by the CFDA that the non-registered clinical trial data would be acceptable for drug registration on a case by case basis, pending on the consistency of the samples used for the clinical trial and the drug applied for registration, the generation process of the clinical trial data, whether the data is authentic, complete, accurate and traceable to the source, and the inspection outcome of the CFDA on the clinical trial. Moreover, an applicant of the clinical trial of the said cell therapyproducts can propose the phases of the clinical trial and the trial plan by itself (generally the trial can be divided into early stage clinical trial phase and confirmatory clinical trial phase), instead of the application of the traditional phases I, II and III of a clinical trial. However, it remains unclear if any of our clinical trials will be offered U.S.FDA-like Fast Track designation as maintenance therapy in subjects with advanced cancer who have limited options following surgery and front-line platinum/taxane chemotherapy to improve their progression-free survival. By applying U.S. standards and protocols and following authorized treatment plans in China, we believe we are differentiated from our competition as we believe we have first mover’s advantage in an undeveloped industry.  In addition, we have begun to review the feasibility of performing synergistic U.S. clinical studies.

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

We are a company with a limited operating history and have incurred substantial losses and negative cash flow from operations through the year ended December 31, 2017. Our cash flow from operations may not be consistent from period to period, our biopharmaceutical business has not yet generated substantial revenue, and we may continue to incur losses and negative cash flow in future periods, particularly within the next several years.

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

●
Sourcing clinical and commercial supplies for the materials used to manufacture and process our product candidates;

●
Developing a consistent and reliable process, while limiting contamination risks regarding the application protocol;

●
Conditioning patients with chemotherapy in conjunction with delivering immune cell therapy treatment, which may increase the risk of adverse side effects;

●
Obtaining regulatory approval, as the Chinese Food and Drug Administration, or CFDA, and other regulatory authorities have limited experience with commercial development of cell-based therapies, and therefore the pathway to regulatory approval may be more complex and require more time than we anticipate; and

●
Establishing sales and marketing capabilities upon obtaining any regulatory approval to gain market acceptance of cell therapy.

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

Laws and the regulatory infrastructure governing cellular biopharmaceuticals in China are relatively new and less established in comparison to the U.S. and other countries; accordingly regulation may be less stable and predictable than desired, and regulatory changes may disrupt our commercialization process.

In December 2017, the Chinese government issued trial guidelines concerning development and testing of cell therapy products, including stem cell treatments and immune cell therapies such as CAR-T cell therapeutics. These trial guidelines are not mandatory regulation but provide some general principles and basic requirements for cell therapy products in the areas of pharmaceutical research, non-clinical research and clinical research. The cell therapy products provided in the trial guideline refer to the human-sourced living cell products which are used for human disease therapy, whose source, operation and clinical trial process are in line with ethics and whose research and registration application are in line with regulations on pharmaceutical administration. The competent authority of pharmaceutical administration is the CFDA. It is further clarified by the CFDA that the non-registered clinical trial data would be acceptable for drug registration on a case by case basis, pending on the consistency of the samples used for the clinical trial and the drug applied for registration, the generation process of the clinical trial data, whether the data is authentic, complete, accurate and traceable to the source, and the inspection outcome of the CFDA on the clinical trial. Moreover, an applicant of the clinical trial of the said cell therapyproducts can propose the phases of the clinical trial and the trial plan by itself (generally the trial can be divided into early stage clinical trial phase and confirmatory clinical trial phase), instead of the application of the traditional phases I, II and III of a clinical trial. However, remains unclear if any of our clinical trials will be offered U.S.FDA-like Fast Track designation as maintenance therapy in subjects with advanced cancer who have limited options following surgery and front-line platinum/taxane chemotherapy to improve their progression-free survival. We do not know if our animal studies documentation will be approved to support trials in humans. We also do not know if our cell lines will be accepted by the PRC health authorities. Thesefactors could adversely affect the timing of the clinical trials, the timing of receipt and reporting of clinical data, the timing of Company-sponsored IND filings, and our ability to conduct future planned clinical trials, and any of the above could have a material adverse effect on our business.

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

In 2003, the CFDA implemented new guidelines for the licensing of pharmaceutical products. All existing manufacturers with licenses were required to apply for the Good Manufacturing Practices (“cGMP”) certifications. According to Good Manufacturing Practices for Pharmaceutical Products (revised edition 2010), or the New GMP Rules promulgated by the Ministry of Health of the PRC on January 17, 2011 which became effective on March 1, 2011, all the newly constructed manufacturing facilities of drug manufacture enterprises in China shall comply with the requirements of the New GMP Rules, which are stricter than the original GMP standards.

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

Moreover, although we plan to assume control of the overall clinical and regulatory development of CD19, CD20, CD30 and HER1 going forward, we have so far been dependent on contractual arrangements with our third-party research institution collaborators and will continue to be until we assume control. To the extent that we do not use our own scientific team to conduct trials, we are and will be dependent contractual arrangements with third-party research institution collaborators for ongoing and planned trials for our product candidates. Such arrangements provide us certain information rights with respect to the previous, planned, or ongoing trials, including access to and the ability to use and reference the data, including for our own regulatory filings, resulting from such trials. If our third-party research institution collaborators breach these obligations, or if the data prove to be inadequate compared to the first-hand knowledge we might have gained had the completed trials been Company-sponsored trials, then our ability to design and conduct our planned corporate-sponsored clinical trials may be adversely affected. Additionally, the regulatory agencies may disagree with the sufficiency of our right to reference the preclinical, manufacturing, or clinical data generated by these prior investigator-sponsored trials, or our interpretation of preclinical, manufacturing, or clinical data from these clinical trials. If so, the regulatory agencies may require us to obtain and submit additional preclinical, manufacturing, or clinical data before we may begin our planned trials and/or may not accept such additional data as adequate to begin our planned trials.

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

Although we continue to develop our own manufacturing facilities to support our clinical and commercial manufacturing activities, we may, in any event, never be successful in developing our own manufacturing facilities.   We have not yet caused our product candidates to be manufactured or processed on a commercial scale and may not be able to do so for any of our product candidates. Although our manufacturing and processing approach is based upon the current approach undertaken by our third-party research institution collaborators, we do not have experience in managing the vaccine manufacturing process, and our process may be more difficult or expensive than the approaches currently in use. We will make changes as we work to optimize the manufacturing process, and we cannot be sure that even minor changes in the process will not result in significantly different CAR-T, stem cell or vaccine that may not be as safe and effective as the current products deployed by our third-party research institution collaborators. As a result of these challenges, we may experience delays in our clinical development and/or commercialization plans. The manufacturing risks could delay or prevent the completion of our clinical trials or the approval of any of our product candidates by the FDA, CFDA or other regulatory authorities, result in higher costs or adversely impact commercialization of our product candidates. In addition, we will rely on third parties to perform certain specification tests on our product candidates prior to delivery to patients. If these tests are not appropriately done and test data are not reliable, patients could be put at risk of serious harm and the FDA, CFDA or other regulatory authorities could require additional clinical trials or place significant restrictions on our company until deficiencies are remedied.  We may ultimately be unable to reduce the cost of goods for our product candidates to levels that will allow for an attractive return on investment if and when those product candidates are commercialized.

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

We operate in the highly technical field of development of regenerative and immune cellular therapies. In addition to patents, we rely in part on trademark, trade secret and protection to protect our intellectual properties comprised of proprietary know how, technology and processes. However, trade secrets are difficult to protect. We have entered and expect to continue to enter into confidentiality and intellectual property assignment agreements with our employees, consultants, outside scientific collaborators, sponsored researchers, affiliates, other advisors and potential investors. These agreements generally require that the other party keep confidential and not disclose to third parties all confidential information developed by the party or made known to the party by us. These agreements may also provide that inventions conceived by the party in the course of rendering services to us will be our exclusive property. However, these agreements may be difficult to enforce, or can be breached and may not effectively protect our intellectual property rights.

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

A significant amount of our technology, particularly with respect to our proprietary manufacturing processes, is unpatented and is held in the form of trade secrets.  Our efforts to protect these trade secrets are comprised of the use of confidentiality and proprietary information agreement, physically secured documentation, and knowledge segmentation among our staff. Even so, improper use or disclosure of our confidential information could occur and in such cases adequate remedies may be insufficient to protect our competitive position or may not exist. The inadvertent disclosure of our trade secrets could also impair our competitive position.

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

Our business exposes us to potential liability risks that are inherent in the testing, manufacturing and marketing of our therapies and product candidates. We expect that such claims are likely to be asserted against us at some point. In addition, the use in our clinical trials of our therapies and products and the subsequent sale of these therapies or product candidates by us or our potential collaborators may cause us to bear a portion of or all product liability risks. We currently have insurance coverage relating to inventory, property plant and equipment and office premises. The Company also purchased in insurance covering personal injury, medical expenses and several clinical trials.  However, any claim under such insurance policies may be subject to certain exceptions, and may not be honored fully, in part, in a timely manner, or at all, and may not cover the full extent of liability we may actually face. Therefore, a successful liability claim or series of claims brought against us could have a material adverse effect on our business, financial condition and results of operations.

We currently have no CAR-T or KOA product marketing and sales organization and have no experience in marketing such products. If we are unable to establish product marketing and sales capabilities or enter into agreements with third parties to market and sell our product candidates, we may generate less product revenue than expected.

We currently have no CAR-T or KOA product sales, marketing or distribution capabilities and have no experience in marketing products. We intend to develop an in-house product marketing organization and sales force, which will require significant capital expenditures, management resources and time. We will have to compete with other pharmaceutical and biotechnology companies to recruit, hire, train and retain marketing and sales personnel.

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

Environmental advocacy groups and regulatory agencies in China have been focusing considerable attention on the industries’ potential role in climate change. Stringent government safety, environmental and bio-hazardous materials disposal regulations at the city, provincial, and local level may have substantial impact on our business and our third-party service providers. A number of complex laws, rules, orders, and interpretations govern environmental protection, health, safety, land use, zoning, transportation, and related matters. The adoption of laws and regulations to implement controls of bio-hazardous material disposal and environmental compliance, including the imposition of fees or taxes, could adversely affect the operations with which we do business. Among other things, timeliness in navigating the compliance of these regulations may restrict our operations, our third-party service providers’ operations and adversely affect our financial condition, results of operations, and cash flows by imposing conditions including, but not limited to new permits requirement, limitations or bans on disposal or transportation of certain bio-hazardous materials or certain categories of materials. The Company has completed the environmental protection compliance for its new Zhangjiang facility. The Company is in the process of applying for (i) environmental protection compliance for its new facility in Beijing and (ii) update of the environmental protection permits for its Shanghai facility.

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

We anticipate that we will need substantial additional financing in the future to continue our operations; if we are unable to raise additional capital, as and when needed, or on acceptable terms, we may be forced to delay, reduce or eliminate one or more of our product or therapy development programs, cell therapy initiatives or commercialization efforts and our business will be harmed.

Our current operating plan will require significant levels of additional capital to fund, among other things, the continued development of our cell therapy product or therapy candidates and the operation, and expansion of our manufacturing operations to our clinical development activities.

We have launched the early phase of CAR-T and KOA clinical trials in China. Supported by the CIRM grant, we plan to file for allogeneic KOA pre-clinical trial application with the FDA in the second half of 2018, When approved by the FDA we plan to conduct allogeneic KOA clinical trial in the United States. If these trials are successful, we will require significant additional investment capital over a multi-year period in order to conduct subsequent phases, gain approval for these therapies by the MOH and CFDA, and to commercialize these therapies, if ever. Subsequent phases may be larger and more expensive than the Phase I trials. In order to raise the necessary capital, we will need to raise additional money in the capital markets, enter into collaboration agreements with third parties or undertake some combination of these strategies. If we are unsuccessful in these efforts, we may have no choice but to delay or abandon the trials.

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

During the year ended December 31, 2015, we made improvements in our internal control and have remediated the deficiencies identified in 2014.  In the event that future material weaknesses are identified, we will attempt to employ qualified personnel and adopt and implement policies and procedures to address any material weaknesses we identify. However, the process of designing and implementing effective internal controls is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company.

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

The Company’s revenue may become subject to tightened regulation that may affect the Company’s financial condition.

Currently we are not generating any meaningful revenue, which revenue is currently primarily comprised of technical services relating to the preparation of subset T Cell and clonality assay platform technology for treatment of cancers. Nonetheless our revenue may be subject to the risk of progressive regulatory actions by the PRC government. From time to time there may also be adverse publicity relating to the practice of cell therapy treatments in China, which due to the sensitive and experimental nature of the treatment, may trigger further governmental scrutiny. Any progressive regulatory action in China arising out of such scrutiny may adversely affect the Company’s financial condition or cash flows.

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

Our interests in China will be subject to China’s rules and regulations on currency conversion. In particular, the initial capitalization and operating expenses of the VIE (CBMG Shanghai) are funded by our WFOE, Cellular Biomedicine Group Ltd. (Wuxi). In China, the State Administration for Foreign Exchange (the “SAFE”), regulates the conversion of the Chinese Renminbi into foreign currencies and the conversion of foreign currencies into Chinese Renminbi. Foreign investment enterprises are allowed to open currency accounts including a “basic account” and “capital account.” However, conversion of currency in the “capital account,” including capital items such as direct investments, loans, and securities, require approval of the SAFE even though according to the Notice of the State Administration of Foreign Exchange on Reforming the Administration of the Settlement of Foreign Exchange Capital of Foreign-invested Enterprise promulgated on April 8, 2015, or the SAFE Notice 19, and Notice of the State Administration of Foreign Exchange on Reforming and Regulating the Policies for the Administration of Settlement of Foreign Exchange under Capital Accounts promulgated on June 9, 2016, or the SAFE Notice 16, foreign-invested enterprises are able to settle foreign exchange capital at their discretion, Chinese banks restricts foreign currency conversion for fear of “hot money” going into China and may continue to limit our ability to channel funds to the VIE entities for their operation. There can be no assurance that the PRC regulatory authorities will not impose further restrictions on the convertibility of the Chinese currency. Future restrictions on currency exchanges may limit our ability to use our cash flow for the distribution of dividends to our stockholders or to fund operations we may have outside of China, which could materially adversely affect our business and operating results.

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

On April 6, 2007, SAFE issued the “Operating Procedures for Administration of Domestic Individuals Participating in the Employee Stock Ownership Plan or Stock Option Plan of An Overseas Listed Company, also known as Circular 78. On February 15, 2012, SAFE promulgated the Circular on Relevant Issues Concerning Foreign Exchange Administration for Domestic Individuals Participating in an Employees Share Incentive Plan of an Overseas-Listed Company, often known as Circular 7. Circular 7 has superseded Circular 78. Under Circular 7, PRC resident individuals who participate in a share incentive plan of an overseas listed company are required to register with SAFE and complete certain other procedures. All such participants need to retain a PRC agent through PRC subsidiary to handle issues like foreign exchange registration, account opening, funds transfer and remittance. Circular 7 further requires that an offshore agent should also be designated to handle matters in connection with the exercise or sale of share awards and proceeds transferring for the share incentive plan participants. We have obtained the SAFE approvals under Circular 7 for one PRC subsidiary. If we or our PRC employees who have been granted stock options fail to comply with these regulations, we or our PRC employees who have been granted stock options may be subject to fines and legal sanctions and will be unable to grant share compensation to our PRC employees. In that case, our ability to compensate our employees and directors through share compensation would be hindered and our business operations may be adversely affected.

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

We may transfer funds to our PRC subsidiary or finance our PRC subsidiary by means of shareholder loans or capital contributions. Any loans from us to our PRC subsidiary, which is a foreign-invested enterprise, is subject to a quota based on the statutory formulas and there are two alternative applicable quotas: the difference between the registered capital and total investment of the PRC subsidiary; certain times of the net asset value of PRC subsidiary (currently up to twice of the net assets value), and shall be registered with the State Administration of Foreign Exchange, or SAFE, or its local counterparts. Any capital contributions we make to our PRC subsidiary shall be approved by or registered with (as the case may be) the Ministry of Commerce or its local counterparts. We may not be able to obtain these government registrations or approvals on a timely basis, if at all. If we fail to receive such registrations or approvals, our ability to provide loans or capital contributions to our PRC subsidiary in a timely manner may be negatively affected, which could materially and adversely affect our liquidity and our ability to fund and expand our business.

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

A new China taxation rule about the “beneficial owner” in a tax agreement will be effective from April 1, 2018 which will supersede Circular 601 and could affect the determination of whether a resident of a contracting state is the “beneficial owner” of an item of income under China’s tax treaties and similar arrangements.

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

We and our PRC resident employees who participate in our share incentive plans are subject to these regulations as our company is publicly listed in the United States. We have obtained the SAFE approvals regarding our PRC resident employees participating in our share incentive plans. If we or any our PRC resident option grantees fail to follow the compliance with above regulations, we or our PRC resident option grantees may be subject to fines and other legal or administrative sanctions.

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

On July 30, 2017, MOFCOM issued the Interim Measures on Filing Administration of Establishment and Changes of Foreign-Invested Enterprises (2017 Revision) which came into force as of July 30, 2017. It is stipulated in the Interim Measures that the transformation of a non-foreign invested enterprise into a foreign invested enterprise through M&A, merger by absorption, foreign investor’s strategic investment into non-foreign invested listed company, etc. would no longer be subject to MOFCOM approval, but instead would only need to undergo the simplified filing procedures with MOFCOM, in case the business of the target enterprise does not fall into the foreign investment negative list. But, if any business of the target enterprise falls into the foreign investment negative list, the complex procedures for an acquisition of the target enterprise by foreign investors would be still applicable.

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

As of December 31, 2017, we had approximately $22 million in cash and bank deposits, such as time deposits, with large domestic banks in China. Our remaining cash, cash equivalents and short-term investments were held by financial institutions in the United States and Hong Kong. The terms of these deposits are, in general, up to twelve months. Historically, deposits in Chinese banks were viewed as secure due to the state policy on protecting depositors’ interests. However, the new Bankruptcy Law that came into effect in 2007 contains an article expressly stating that the State Council may promulgate implementation measures for the bankruptcy of Chinese banks based on the Bankruptcy Law, so the law contemplates the possibility that a Chinese bank may go bankrupt. In addition, foreign banks have been gradually permitted to operate in China since China’s accession to the World Trade Organization and have become strong competitors of Chinese banks in many respects, which may have increased the risk of bankruptcy or illiquidity for Chinese banks, including those in which we have deposits. In the event of bankruptcy or illiquidity of any one of the banks which holds our deposits, we are unlikely to claim our deposits back in full since we are unlikely to be classified as a secured creditor based on PRC laws.

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

On November 18, 2016, the PCAOB issued its 2016 to 2020 Strategic Plan on improving the quality of the audit for the protection and benefits of investors, which revised the plan to update initiatives relating to the PCAOB’s new standard-setting process, planning for and adopting a permanent broker-dealer inspection program, inspecting firms located in China, audit quality indicators, monitoring and developing reports related to independence and the business model of the firms, and business continuity. This may eventually improve PCAOB’s ability to conduct inspections of independent registered public accounting firms operating in China.

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

ITEM 2. PROPERTIES

Our corporate headquarters are located at 19925 Stevens Creek Blvd., Suite 100 in Cupertino, California. On January 1, 2017, CBMG Shanghai entered into a 10-year lease agreement with Shanghai Chuangtong Industrial Development Co., Ltd., pursuant to which the Company leased a 10,501.6 square meter building located in the “Pharma Valley” of Shanghai, the People’s Republic of China for research and development, manufacturing and office space purposes. Subject to a 5-month rent-free renovation period, the monthly rent for the first two years is determined by floor and ranges from 3.7 yuan to 4.3 yuan per square meter per day, for an aggregate monthly rent for the entire Property of approximately 1.3 million yuan ($203,000). The term of the Lease is 10 years, starting from January 1, 2017 and ending on December 31, 2026 (the “Original Term”). During the Original Term, the monthly rent will increase by 6% every two years. We currently pay rent for a total of $268,000 per month for an aggregate of approximately 177,000 square feet of space to house our administration, research and manufacturing facilities in Maryland and in the cities of Wuxi, Beijing and Shanghai in China.

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

As of February 11, 2018, there were 17,430,762 and 17,003,968 shares of common stock of the Company issued and outstanding, respectively, and there were approximately 1,700 stockholders of record of the Company's common stock.

The following table sets forth for the periods indicated the high and low bid quotations for the Company's common stock. These quotations represent inter-dealer quotations, without adjustment for retail markup, markdown or commission and may not represent actual transactions.

	High	Low
Fiscal Year 2017
First Quarter (January – March 2017)	$13.80	$10.05
Second Quarter (April – June 2017)	$12.50	$5.05
Third Quarter (July – September 2017)	$11.30	$8.30
Fourth Quarter (October – December 2017)	$11.80	$9.25

Fiscal Year 2016
First Quarter (January – March 2016)	$22.10	$10.44
Second Quarter (April – June 2016)	$20.98	$11.07
Third Quarter (July – September 2016)	$15.68	$11.85
Fourth Quarter (October – December 2016)	$15.45	$11.00

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

Dividends

We did not declare any cash dividends for the years ended December 31, 2017, 2016 and 2015. Our Board of Directors does not intend to declare any dividends in the near future. The declaration, payment and amount of any future dividends will be made at the discretion of the Board of Directors, and will depend upon, among other things, the results of our operations, cash flows and financial condition, operating and capital requirements, and other factors as the Board of Directors considers relevant. There is no assurance that future dividends will be paid, and if dividends are paid, there is no assurance with respect to the amount of any such dividend.

Equity Compensation Plans

2009 Stock Option Plan

During the first quarter of 2009, the Company's Board of Directors approved and adopted the 2009 Stock Option Plan (the "Plan") and designated 100,000 of its common stock for issuance under the Plan to employees, directors or consultants for the Company through either the issuance of shares or stock option grants. Under the terms of the Plan, stock option grants shall be made with exercise prices not less than 100% of the fair market value of the shares of common stock on the grant date. There are 4,593 shares available for issuance under this plan as of December 31, 2017.

2011 Incentive Stock Option Plan (as amended)

During the last quarter of 2011, the Company's Board of Directors approved and adopted the 2011 Incentive Plan (the "2011 Plan") and designated 300,000 of its no par common stock for issuance under the 2011 Plan to employees, directors or consultants for the Company through either the issuance of shares or stock option grants. Under the terms of the 2011 Plan, stock option grants were authorized to be made with exercise prices not less than 100% of the fair market value of the shares of common stock on the grant date. On November 30, 2012, the Company’s Board of Directors approved the Amended and Restated 2011 Incentive Stock Option Plan (the “Restated Plan”), which amended and restated the 2011 Plan to provide for the issuance of up to 780,000 (increasing up to 1% per year) shares of common stock. The Restated Plan was approved by our stockholders on January 17, 2013. There are 25,777 shares available for issuance under this plan as of December 31, 2017.

2013 Stock Incentive Plan

On August 29, 2013, the Company’s Board of Directors adopted the Cellular Biomedicine Group, Inc. 2013 Stock Incentive Plan (the “2013 Plan”) to attract and retain the best available personnel, to provide additional incentive to Employees, Directors and Consultants and to promote the success of the Company’s business. The 2013 Plan was approved by our stockholders on December 9, 2013. There are 47,714 shares available for issuance under this plan as of December 31, 2017.

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

2014 Stock Incentive Plan

On September 22, 2014, the Company’s Board of Directors adopted the Cellular Biomedicine Group, Inc. 2014 Stock Incentive Plan (the “2014 Plan”) covering 1.2 million shares to attract and retain the best available personnel, to provide additional incentive to Employees, Directors and Consultants and to promote the success of the Company’s business. The 2014 Plan was approved by our stockholders on November 7, 2014. In 2017 the Company’s Board of Directors approved the Amended and Restated 2014 Incentive Stock Option Plan (the “Restated Plan”), which amended and restated the 2014 Plan to increase the number of shares available for issuance by 1,000,000 shares. The Restated Plan was approved by our stockholders on April 28, 2017. There are 961,272 shares available for issuance under this plan as of December 31, 2017.

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

All Equity Compensation Plans

The following table presents securities authorized for issuance under the Company’s equity compensation plans, as of December 31, 2017:

Plan Category
	Number of securities to be issued upon exercise of outstanding options, warrants and rights (#)	Weighted-average exercise price of outstanding options, warrants and rights ($)	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by stockholders	1,936,294	$11.28	1,039,356
Equity compensation plans not approved by stockholders	-	-	-
Total	1,936,294	$11.28	1,039,356

Stock Performance Graph

The line graph that follows compares the cumulative total stockholder return on our shares of common stock with the cumulative total return of the Nasdaq Healthcare Index (^IXHC)* and the Russell 3000 Index (RUA)* Index for the five years ended December 31 2017. The graph and table assume that $100 was invested on the last day of trading for the fiscal year 2012 in each of our shares of common stock, the Nasdaq Healthcare Index, and the Russell 3000 Index, and that no dividends were paid. Cumulative total stockholder returns for our shares of common stock, Nasdaq Healthcare Index, and the Russell 3000 Index are based on our fiscal year, which is the same as the calendar year.

Transfer Agent

The Company’s transfer agent and Registrar for the common stock is Corporate Stock Transfer, Inc. located in Denver, Colorado.

Recent Sales of Unregistered Securities

All unregistered sales and issuances of equity securities for the year ended December 31, 2017 were previously disclosed in a Form 8-K or Form 10-Q filed with the SEC.

ITEM 6. SELECTED FINANCIAL DATA

 The following tables set forth certain of our selected consolidated financial data as of the dates and for the years indicated. Historical results are not necessarily indicative of the results to be expected for any future period.

The following selected consolidated financial information was derived from our fiscal year end consolidated financial statements. The following information should be read in conjunction with those statements and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”. Our summary consolidated statement of operations and comprehensive loss data for the fiscal years ended December 31, 2015, 2016 and 2017 and our summary consolidated balance sheet data as of December 31, 2016 and 2017, as set forth below, are derived from, and are qualified in their entirety by reference to, our audited consolidated financial statements, including the notes thereto, which are included in this Annual Report.  The summary balance sheet data as of December 31, 2015, 2014 and 2013, and summary consolidated statement of operations and comprehensive loss data for the fiscal years ended December 31, 2014 and 2013, set forth below are derived from our audited consolidated financial statements which are not included herein.

Our consolidated financial statements are prepared and presented in accordance with accounting principles generally accepted in the United States, or U.S. GAAP.

Based on the fact that, we were operating in two separate reportable segments: (i) Biomedicine and (ii) Consulting, from February 6, 2013 to June 23, 2014 (when we decided to discontinue our Consulting segment), the summary consolidated statement of operations and comprehensive loss data for the fiscal years ended December 31, 2014 and 2013 included the results of Consulting segment, which were presented therein as “Loss on discontinued operations, net of taxes”.  The Company’s results from continuing operations in the summary consolidated statement of operations and comprehensive loss data were reflecting the operating results of Biomedicine segment. As a result of prioritizing cancer therapeutic technologies and focusing our clinical efforts on developing CART technologies, Vaccine, Tcm and TCR clonality technologies, we ceased the cooperation with the Jihua Hospital and several agents in the second quarter of 2016, all of our revenues was derived from cell therapy technology service since then.

CELLULAR BIOMEDICINE GROUP, INC.
CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Year Ended December 31,
	2017	2016	2015	2014	2013
Summary Consolidated statement of operations and comprehensive loss data:

Net sales and revenue	$336,817	$627,930	$2,505,423	$564,377	$204,914

Operating expenses:
Cost of sales	162,218	860,417	1,880,331	242,215	296,212
General and administrative	12,780,483	11,670,506	13,068,255	7,875,413	9,162,172
Selling and marketing	360,766	425,040	709,151	314,894	58,275
Research and development	14,609,917	11,475,587	7,573,228	3,146,499	2,041,872
Impairment of investments	-	4,611,714	123,428	1,427,840	-
Total operating expenses	27,913,384	29,043,264	23,354,393	13,006,861	11,558,531
Operating loss	(27,576,567)	(28,415,334)	(20,848,970)	(12,442,484)	(11,353,617)
Other income:
Interest income	133,621	78,943	42,220	15,043	1,294
Other income	1,955,086	132,108	630,428	71,982	(6,196)
Total other income	2,088,707	211,051	672,648	87,025	(4,902)
Loss from continuing operations before taxes	(25,487,860)	(28,204,283)	(20,176,322)	(12,355,459)	(11,358,519)
Income taxes credit (provision)	(2,450)	(4,093)	728,601	-	-
Loss from continuing operations	(25,490,310)	(28,208,376)	(19,447,721)	(12,355,459)	(11,358,519)
Loss on discontinued operations, net of taxes	-	-	-	(3,119,152)	(2,438,514)
Net loss	$(25,490,310)	$(28,208,376)	$(19,447,721)	$(15,474,611)	$(13,797,033)
Other comprehensive income (loss):
Cumulative translation adjustment	967,189	(743,271)	(307,950)	15,254	78,650
Unrealized gain (loss) on investments, net of tax	(240,000)	5,300,633	(1,376,540)	1,611,045	(198,200)
Reclassification adjustments, net of tax, in connection with other-than-temporary impairment of investments	-	(5,557,939)	-	-	-
Total other comprehensive income (loss):	727,189	(1,000,577)	(1,684,490)	1,626,299	(119,550)
Comprehensive loss	$(24,763,121)	$(29,208,953)	$(21,132,211)	$(13,848,312)	$(13,916,583)

Net loss per share :
Basic	$(1.78)	$(2.09)	$(1.70)	$(1.79)	$(2.38)
Diluted	$(1.78)	$(2.09)	$(1.70)	$(1.79)	$(2.38)
Weighted average common shares outstanding:
Basic	14,345,604	13,507,408	11,472,306	8,627,094	5,792,888
Diluted	14,345,604	13,507,408	11,472,306	8,627,094	5,792,888

	As of December 31,
	2017	2016	2015	2014	2013
Summary Consolidated balance sheet data:
Cash and cash equivalents	$21,568,422	$39,252,432	$14,884,597	$14,770,584	$7,175,215
Current working capital (1)	20,850,823	38,328,048	13,675,034	12,019,143	5,373,355
Total assets	61,162,296	68,628,467	49,460,422	43,685,102	17,596,726
Other non-current liabilities	183,649	370,477	76,229	452,689	-
Stockholders’ equity	57,302,526	65,893,954	46,364,936	39,156,091	15,395,073

(1)  Current working capital is the difference between total current assets and total current liabilities.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. As of December 31, 2017 and 2016, respectively, cash and cash equivalents include cash on hand and cash in the bank. At times, cash deposits may exceed government-insured limits.

Accounts Receivable

Accounts receivable represent amounts earned but not collected in connection with the Company’s sales as of December 31, 2017 and 2016. Accounts receivable are carried at their estimated collectible amounts.

The Company follows the allowance method of recognizing uncollectible accounts receivable. The Company recognizes bad debt expense based on specifically identified customers and invoices that are anticipated to be uncollectable. At December 31, 2017 and 2016, allowance of $10,789 and $10,163 was provided for debtors of certain customers as those debts are unrecoverable from customers, respectively.

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

Goodwill and Other Intangibles

Goodwill represents the excess of the cost of assets acquired over the fair value of the net assets at the date of acquisition. Intangible assets represent the fair value of separately recognizable intangible assets acquired in connection with the Company’s business combinations. The Company evaluates its goodwill and other intangibles for impairment on an annual basis or whenever events or circumstances indicate that impairment may have occurred. As of December 31, 2017, the goodwill is $7,678,789, which all derived from the acquisition of Agreen.

As stipulated in ASC 350-20-35-3A, an entity may assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill, in which relevant triggering events and circumstances should be assessed. During the year ended December 31, 2017, it considered no triggering event indicating that the goodwill impairment test was required at the balance sheet date. In addition, the Company’s market capitalization as at the balance sheet date would fairly reflect the fair value of the Company’s research and development efforts so as to provide an indication of whether the goodwill is subject to the impairment loss. Our market capitalization exceeds the carrying amount of net assets (including goodwill) of the Company. No impairment loss of goodwill is considered required as of December 31, 2017.

Other intangibles mainly consists of knowhow, technologies, patent, licenses acquired and purchased software. The Company reviews the carrying value of long-lived assets to be held and used, including other intangible assets subject to amortization, when events and circumstances warrants such a review. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flow from such asset is separately identifiable and is less than its carrying value. No impairment is considered to be required as of December 31, 2017.

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

Government Grants

Government grants are recognized in the balance sheet initially when there is reasonable assurance that they will be received and that the enterprise will comply with the conditions attached to them. When the Company received the government grants but the conditions attached to the grants have not been fulfilled, such government grants are deferred and recorded as dferred income. The reclassification of short-term or long-term liabilities is depended on the management’s expectation of when the conditions attached to the grant can be fulfilled. Grants that compensate the Company for expenses incurred are recognized as other income in statement of income on a systematic basis in the same periods in which the expenses are incurred.

For the year ended December 31, 2017 and 2016, the Company received government grants of $1,905,213 and $422,839 for purpose of R&D and related capital expenditure, respectively. Government subsidies recognized as other income in the statement of income for the year ended December 31, 2017 and 2016 were $2,077,486 and $78,542, respectively.

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

While we have optimistic plans for our business strategy, we determined that a full valuation allowance was necessary against all net deferred tax assets as of December 31, 2017 and 2016, given the current and expected near term losses and the uncertainty with respect to our ability to generate sufficient profits from our business model.

Recent Accounting Pronouncements

Accounting pronouncements adopted during the year ended December 31, 2017

In April 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, “Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”), which simplifies several aspects of the accounting for employee share-based payment transactions. The areas for simplification in ASU 2016-09 include the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The amendments in this ASU will be effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods. Early adoption is permitted. The adoption of the ASU 2016-09 did not have a material impact on the Company’s consolidated financial statements.

Accounting pronouncements not yet effective

In February 2018, the FASB issued ASU No. 2018-02, “Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income” (“ASU 2018-02”), which provides financial statement preparers with an option to reclassify stranded tax effects within accumulated other comprehensive income to retained earnings in each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act (or portion thereof) is recorded. The amendments in this ASU are effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption of ASU 2018-02 is permitted, including adoption in any interim period for the public business entities for reporting periods for which financial statements have not yet been issued. The amendments in this ASU should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized. We do not expect the adoption of ASU 2018-02 to have a material impact on our consolidated financial statements.

In July 2017, the FASB issued ASU No. 2017-11, “Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Non-controlling Interests with a Scope Exception” (“ASU 2017-11”), which addresses the complexity of accounting for certain financial instruments with down round features. Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced on the basis of the pricing of future equity offerings. Current accounting guidance creates cost and complexity for entities that issue financial instruments (such as warrants and convertible instruments) with down round features that require fair value measurement of the entire instrument or conversion option. The amendments in Part I of this ASU are effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company is currently evaluating the impact of the adoption of ASU 2017-11 on its consolidated financial statements.

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

In February 2017, the FASB issued ASU No. 2017-05, “Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets” (“ASU 2017-05”), which clarifies the scope of the nonfinancial asset guidance in Subtopic 610-20. This ASU also clarifies that the derecognition of all businesses and nonprofit activities (except those related to conveyances of oil and gas mineral rights or contracts with customers) should be accounted for in accordance with the derecognition and deconsolidation guidance in Subtopic 810-10. The amendments in this ASU also provide guidance on the accounting for what often are referred to as partial sales of nonfinancial assets within the scope of Subtopic 610-20 and contributions of nonfinancial assets to a joint venture or other non-controlled investee. The amendments in this ASU are effective for annual reporting reports beginning after December 15, 2017, including interim reporting periods within that reporting period. Public entities may apply the guidance earlier but only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. We do not expect the adoption of ASU 2017-05 to have a material impact on our consolidated financial statements.

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

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). ASU 2014-09 supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605)”, and requires entities to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date” (“ASU 2015-14”) in August 2015. The amendments in ASU 2015-14 defer the effective date of ASU 2014-09. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. Further to ASU 2014-09 and ASU 2015-14, the FASB issued ASU No. 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)” (“ASU 2016-08”) in March 2016, ASU No. 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing” (“ASU 2016-10”) in April 2016, ASU No. 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients” (“ASU 2016-12”), and ASU No. 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers” (“ASU 2016-20”), respectively. The amendments in ASU 2016-08 clarify the implementation guidance on principal versus agent considerations, including indicators to assist an entity in determining whether it controls a specified good or service before it is transferred to the customers. ASU 2016-10 clarifies guidelines related to identifying performance obligations and licensing implementation guidance contained in the new revenue recognition standard. The updates in ASU 2016-10 include targeted improvements based on input the FASB received from the Transition Resource Group for Revenue Recognition and other stakeholders. It seeks to proactively address areas in which diversity in practice potentially could arise, as well as to reduce the cost and complexity of applying certain aspects of the guidance both at implementation and on an ongoing basis. ASU 2016-12 addresses narrow-scope improvements to the guidance on collectability, non-cash consideration, and completed contracts at transition. Additionally, the amendments in this ASU provide a practical expedient for contract modifications at transition and an accounting policy election related to the presentation of sales taxes and other similar taxes collected from customers. The amendments in ASU 2016-20 represents changes to make minor corrections or minor improvements to the Codification that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. The effective date and transition requirements for ASU 2016-08, ASU 2016-10, ASU 2016-12 and ASU 2016-20 are the same as ASU 2014-09. The Company will adopt ASC Topic 606, Revenue from Contracts with Customers, using the modified retrospective transition approach. Under this approach, ASC Topic 606 would apply to all new contracts initiated on or after January 1, 2018. For existing contracts that have remaining obligations as of January 1, 2018, any difference between the recognition criteria in these ASUs and the Company’s current revenue recognition practices would be recognized using a cumulative effect adjustment to the opening balance of accumulated deficit. The Company does not anticipate the adoption of these ASUs to have material changes to its revenue recognition practices nor material impact on its consolidated financial statements.

Comparison of Year Ended December 31, 2017 to Years Ended December 31, 2016 and 2015

Although the descriptions in the results of operations below reflect our operating results as set forth in our Consolidated Statement of Operations filed herewith, we are presenting consolidated pro forma information below to reflect the impacts of the business combination as if the transaction had occurred at the beginning of the earliest period presented.

	For the Year Ended December 31,
	2017	2016	2015
Net sales and revenue	$336,817	$627,930	$2,505,423

Operating expenses:
Cost of sales *	162,218	860,417	1,880,331
General and administrative *	12,780,483	11,670,506	13,068,255
Selling and marketing *	360,766	425,040	709,151
Research and development *	14,609,917	11,475,587	7,573,228
Impairment of investments	-	4,611,714	123,428
Total operating expenses	27,913,384	29,043,264	23,354,393
Operating loss	(27,576,567)	(28,415,334)	(20,848,970)

Other income
Interest income	133,621	78,943	42,220
Other income	1,955,086	132,108	630,428
Total other income	2,088,707	211,051	672,648
Loss before taxes	(25,487,860)	(28,204,283)	(20,176,322)

Income taxes credit (provision)	(2,450)	(4,093)	728,601
Net loss	$(25,490,310)	$(28,208,376)	$(19,447,721)
Other comprehensive income (loss):
Cumulative translation adjustment	967,189	(743,271)	(307,950)
Unrealized gain (loss) on investments, net of tax	(240,000)	5,300,633	(1,376,540)
Reclassification adjustments, net of tax, in connection with other-than-temporary impairment of investments	-	(5,557,939)	-
Total other comprehensive income (loss):	727,189	(1,000,577)	(1,684,490)

Comprehensive loss	$(24,763,121)	$(29,208,953)	$(21,132,211)

Net loss per share:
Basic	$(1.78)	$(2.09)	$(1.70)
Diluted	$(1.78)	$(2.09)	$(1.70)

Weighted average common shares outstanding:
Basic	14,345,604	13,507,408	11,472,306
Diluted	14,345,604	13,507,408	11,472,306

* These line items include the following amounts of non-cash, stock-based compensation expense for the periods indicated:

	For the Year Ended December 31,
	2017	2016	2015

Cost of sales	51,288	18,916	144,200
General and administrative	2,935,798	3,110,237	4,948,375
Selling and marketing	52,984	56,704	188,579
Research and development	2,305,141	2,266,560	2,311,283
	5,345,211	5,452,417	7,592,437

Segments

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

Results of Operations:

Revenues

				2017 versus 2016		2016 versus 2015
	2017	2016	2015	Change	Percent	Change	Percent

Year ended December 31,	$336,817	$627,930	$2,505,423	$(291,113)	(46)%	$(1,877,493)	(75)%

Fiscal Year Ended December 31, 2017, Compared to Fiscal Year Ended December 31, 2016

Majority of the revenue was derived from cell therapy technology service for the year ended December 31, 2017. The decrease in revenue is the result of prioritizing cancer therapeutic technologies, and focusing our clinical efforts on developing CAR-T technologies, Vaccine, Tcm and TCR clonality technologies. Such decrease in revenue was also attributable to the fact that the Company ceased its cooperation with the Jihua Hospital and several agents in the second quarter of 2016 and were not actively pursuing the fragmented technical services opportunities.

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

Cost of Sales

				2017 versus 2016		2016 versus 2015
	2017	2016	2015	Change	Percent	Change	Percent

Year ended December 31,	$162,218	$860,417	$1,880,331	$(698,199)	(81)%	$(1,019,914)	(54)%

Fiscal Year Ended December 31, 2017, Compared to Fiscal Year Ended December 31, 2016

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

General and Administrative Expenses

				2017 versus 2016		2016 versus 2015
	2017	2016	2015	Change	Percent	Change	Percent

Year ended December 31,	$12,780,483	$11,670,506	$13,068,255	$1,109,977	10%	$(1,397,749)	(11)%

Fiscal Year Ended December 31, 2017, Compared to Fiscal Year Ended December 31, 2016

Increased expenses in 2017 was primarily attributed to below facts:

●
An increase in rental expenses of $2,224,000, which mainly resulted from the new leased plant located in the “Pharma Valley” of Shanghai from January 1, 2017;
●
A decrease in legal, audit and other professional fees of $478,000, which mainly attributed to the Company’s registration statements on Forms S-3 and S-8 filed in first half of 2016 that led to large professional fees in 2016;
●
A decrease in salary of $465,000; and
●
A decrease in insurance fee of $171,000, which mainly resulted from the decrease in premium for director and officer liability and Company reimbursement insurance.

Fiscal Year Ended December 31, 2016, Compared to Fiscal Year Ended December 31, 2015

Decreased expenses in 2016 were primarily attributed to below facts:

●
A decrease in stock-based compensation expense of $1,838,000, which primarily resulted from: i) forfeiture of the options in connection with the resignation of Wei Cao as the CEO of the Company in February 2016 and as director in May 2016. For further details please refer to Item 15 Note 16-Commitments and Contingencies - Service Agreement with Wei (William) Cao in this annual report; ii) the issuance of a large amount of options in the first quarter of 2013, most of which vested over 3 years. With the end of vesting periods, the stock-based compensation expense decreased significantly in 2016; and
●
Offset by an increase in legal, audit and other professional fees of $383,000, which mainly related to the Company’s filing of Registration Statements on Forms S-3 and S-8 in 2016.

Sales and Marketing Expenses

				2017 versus 2016		2016 versus 2015
	2017	2016	2015	Change	Percent	Change	Percent

Year ended December 31,	$360,766	$425,040	$709,151	$(64,274)	(15)%	$(284,111)	(40)%

Fiscal Year Ended December 31, 2017, Compared to Fiscal Year Ended December 31, 2016

The selling and marketing expenses decrease was mainly attributed to the decline in travelling expenses of $21,000, salary of $16,000, entertainment expenses of $15,000 and marketing expenses of $14,000 in 2017.

Fiscal Year Ended December 31, 2016, Compared to Fiscal Year Ended December 31, 2015

Decreased expenses in 2016 were primarily attributed to below facts:

●
A decrease in stock-based compensation of $132,000. This mainly resulted from the fact that one sales vice president resigned in April 2016 and part of her options were forfeited; and
●
A decrease in travelling expenses of $51,000, a decrease in market analysis and other professional fees of $68,000 and a decrease in staff cost of $35,000 due to the Company ceased cooperation with hospitals and agents in the second quarter of 2016.

Research and Development Expenses

				2017 versus 2016		2016 versus 2015
	2017	2016	2015	Change	Percent	Change	Percent

Year ended December 31,	$14,609,917	$11,475,587	$7,573,228	$3,134,330	27%	$3,902,359	52%

Fiscal Year Ended December 31, 2017, Compared to Fiscal Year Ended December 31, 2016

Research and development costs increased by approximately $3,134,000 as compared to the year ended December 31, 2016. The increase was primarily attributed to the facts below:

●
An increase in payroll expenses of $626,000 as a result of headcount increase and payroll raise. Total headcount for our R&D team increased from 81 as of December 31, 2016 to 98 as of December 31, 2017;
●
An increase in raw material consumption of $447,000;
●
An increase in rental expenses of $1,514,000, which was mainly attributed to the launching of R&D activities at our Beijing facility in the 2nd quarter of 2016 and the lease of a GMP facility in the United States to commence the KOA preclinical and clinical studies in 2017; and
●
An increase in depreciation and amortization of $455,000, which was mainly attributed to the purchase of our new equipment for immunotherapy research and development.

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
●
An increase in rental expense of $210,000; and
●
An increase in travelling expense of $59,000.

Impairment of Investments

				2017 versus 2016		2016 versus 2015
	2017	2016	2015	Change	Percent	Change	Percent

Year ended December 31,	$-	$4,611,714	$123,428	$(4,611,714)	(100)%	$4,488,286	3636%

Fiscal Year Ended December 31, 2017, Compared to Fiscal Year Ended December 31, 2016

No impairment of investment was made in 2017. The impairment of investments in 2016 is attributed to the recognition of other than temporary impairment on the value of shares in investments.

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

Operating Loss

				2017 versus 2016		2016 versus 2015
	2017	2016	2015	Change	Percent	Change	Percent

Year ended December 31,	$(27,576,567)	$(28,415,334)	$(20,848,970)	$838,767	(3)%	$(7,566,364)	36%

The decrease in the operating loss for 2017 as compared to 2016 and the increase compared to 2015 was primarily due to changes in revenues, cost of sales, general and administrative expenses, research and development expenses and impairment of investments, each of which was described above.

Other Income

				2017 versus 2016		2016 versus 2015
	2017	2016	2015	Change	Percent	Change	Percent

Year ended December 31,	$2,088,707	$211,051	$672,648	$1,877,656	890%	$(461,597)	(69)%

Fiscal Year Ended December 31, 2017, Compared to Fiscal Year Ended December 31, 2016

Other income, net for the year ended December 31, 2017 was primarily government subsidy of $2,077,000, interest income of $134,000, and netting of the net foreign exchange loss of $112,000.

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

Income Tax (Expenses) Credit

				2017 versus 2016		2016 versus 2015
	2017	2016	2015	Change	Percent	Change	Percent

Year ended December 31,	$(2,450)	$(4,093)	$728,601	$1,643	(40)%	$(732,694)	(101)%

Fiscal Year Ended December 31, 2017, Compared to Fiscal Year Ended December 31, 2016

While we have optimistic plans for our business strategy, we determined that a valuation allowance was necessary given the current and expected near term losses and the uncertainty with respect to our ability to generate sufficient profits from our business model. Therefore, we established a valuation allowance for deferred tax assets other than the extent of the benefit from other comprehensive income. Income tax expenses for the year ended December 31, 2017 and 2016 all represent US state tax.

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

Income tax expenses for the year ended December 31, 2016 all represent US state tax.

Income tax expense in 2015 mainly included the current income tax credit of $733,000 as tax losses incurred in U.S. group companies for year ended December 31, 2015.

Net Loss

				2017 versus 2016		2016 versus 2015
	2017	2016	2015	Change	Percent	Change	Percent

Year ended December 31,	$(25,490,310)	$(28,208,376)	$(19,447,721)	$2,718,066	(10)%	$(8,760,655)	45%

Changes in net loss are primarily attributable to changes in operations of our biomedicine segment which are described above.

Comprehensive Loss

				2017 versus 2016		2016 versus 2015
	2017	2016	2015	Change	Percent	Change	Percent

Year ended December 31,	$(24,763,121)	$(29,208,953)	$(21,132,211)	$4,445,832	(15)%	$(8,076,742)	38%

Fiscal Year Ended December 31, 2017, Compared to Fiscal Year Ended December 31, 2016

Comprehensive net loss for 2017 includes unrealized loss on investments of approximately $240,000 and a currency translation net gain of approximately $967,000 combined with the changes in net loss. The unrealized loss on investments was attributed to the valuation change for the stock investment in ARPC.

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

Share-Based Compensation

Share-based compensation totaled $5.3 million in 2017 ($5.5 million in 2016 and $7.6 million in 2015). Share-based compensation was included in cost of sales and operating expenses.

As of December 31, 2017, unrecognized share-based compensation costs and the weighted average periods over which the costs are expected to be recognized were as follows:

	Shares	Unrealised Share-Based Compensation Costs	Weighted Average Period
Non-vested stock options	592,249	$4,362,541	2.29 year
Non-vested restricted stock	34,105	$385,331	1.37 year

Non-vested restricted stock above doesn’t include restricted stock awards (RSU) to be issued under long-term incentive plan. The Company is authorized to deduct the amount of tax withholding from the amount payable to the grantee upon settlement of the RSUs. The Company will withhold from the total number of shares of Common Stock the grantee is to receive a number of shares the value of which is sufficient to satisfy any such withholding obligation at the minimum applicable withholding rate.

LIQUIDITY AND CAPITAL RESOURCES

We had working capital of $20,850,823 as of December 31, 2017 compared to $38,328,048 as of December 31, 2016. Our cash position decreased to $21,568,422 at December 31, 2017 compared to $39,252,432 at December 31, 2016, as we had an increase in cash used in operating and investing activities, partially offset by cash inflow generated from financing activities due to a private placement financing in 2017 for aggregate net proceeds of approximately $14,496,000,

Net cash provided by or used in operating, investing and financing activities from continuing operations were as follows (in thousands):

Net cash used in operating activities was approximately $18,593,000, $15,868,000 and $11,751,000 for the years ended December 31, 2017, 2016 and 2015, respectively. The following table reconciles net loss to net cash used in operating activities:

				2017 versus 2016	2016 versus 2015
For year ended December 31,	2017	2016	2015	Change	Change
Net loss	$(25,490,310)	$(28,208,376)	$(19,447,721)	$2,718,066	$(8,760,655)
Income statement reconciliation items	8,331,491	12,596,060	9,595,098	(4,264,569)	3,000,962
Changes in operating assets, net	(1,434,573)	(255,419)	(1,898,475)	(1,179,154)	1,643,056
Net cash used in operating activities	$(18,593,392)	$(15,867,735)	$(11,751,098)	$(2,725,657)	$(4,116,637)

The 2017 change in operating assets and liabilities was primarily due to an increase in accounts receivable, other receivables and long-term prepaid expenses as well as the decrease in accrued expenses and non-current liabilities, netting of by the increase in other current liabilities. The 2016 change in operating assets and liabilities was primarily due to an increase in prepaid expenses and long-term prepaid expenses, net of the decrease in accounts receivable and inventory.

Net cash used in investing activities was approximately $10,193,000, $2,733,000 and $7,702,000 for the years ended December 31, 2017, 2016 and 2015, respectively. These amounts were the result of acquisition of business, purchases of fixed assets and intangible assets.

Cash provided by financing activities was approximately $10,826,000, $43,286,000 and $19,647,000 for the years ended December 31, 2017, 2016 and 2015, respectively. These amounts were mainly attributable to the proceeds received from the issuance of common stock and exercise of stock options, netting of by the cash used in repurchase of treasury stock.

Liquidity and Capital Requirements Outlook

Excluding any potential TCR clinical development or sponsorship of a CD40LGVAX Trial in the U.S. and other regions outside of China CD40LGVAX Trial, we anticipate that the Company will require approximately $45 million in cash to operate as planned in the coming 12 months. Of this amount, approximately $36 million will be used to operate our facilities and offices, including but not limited to payroll expenses, rent and other operating costs, and to fund our research and development as we continue to develop our products through the clinical study process. Approximately $9 million will be used as capital expenditure in machinery, equipment and facilities to expand our immune cell therapy business and CAR-T research and development, although we may revise these plans depending on the changing circumstances of our biopharmaceutical business.

We expect to rely on current cash balances that we hold to provide for these capital requirements. We do not intend to use, and will not rely on our holdings in securities to fund our operations.  One of our stocks held, Arem Pacific Corporation, has a declared effective S-1 prospectus which relates to the resale of up to 13,694,711 shares of common stock, inclusive of the 8,000,000 shares held by the Company. However, the shares offered by this filing may only be sold by the selling stockholders at $0.05 per share until the shares are quoted on the OTCQB® tier of OTC Markets or an exchange. Another one of our stocks held, Wonder International Education & Investment Group Corporation (“Wonder”), is no longer traded on any stock market.  We do not know whether we can liquidate our 8,000,000 shares of Arem Pacific stock or the 2,057,131 shares of Wonder stock or any of our other portfolio securities, or if liquidated, whether the realized amount will be meaningful at all. As a result, we have written down above stocks to their fair value.

On April 15, 2016, the Company completed the second and final closing of a financing transaction with Wuhan Dangdai Science & Technology Industries Group Inc., pursuant to which the Company sold to the Investor 2,006,842 shares of the Company’s common stock, par value $0.001 per share, for approximately $38,130,000 in gross proceeds. As previously disclosed in a Current Report on Form 8-K filed on February 10, 2016, the Company conducted the initial closing of the financing on February 4, 2016. The aggregate gross proceeds from both closings in the financing totaled approximately $43,130,000. In the aggregate, 2,270,000 shares of Common Stock were issued in the financing. On March 22, 2016, the Company filed a registration statement on Form S-3 to offer and sell from time to time, in one or more series, any of the securities of the Company, for total gross proceeds up to $150,000,000. On June 17, 2016, the SEC declared the S-3 effective; we have yet to utilize any of the $150,000,000 registered under the S-3. On December 26, 2017, the Company entered into a Share Purchase Agreement with two investors, pursuant to which the Company agreed to sell and the two investors agreed to purchase from the Company, an aggregate of 1,166,667 shares of the Company’s common stock, par value $0.001 per share, at $12.00 per share, for total gross proceeds of approximately $14,000,000. The transaction closed on December 28, 2017. Together with a private placement with three of its executive officers on December 22, 2017, the Company raised an aggregate of approximately $14.5 million in the two private placements in December 2017. On January 30, 2018 and February 5, 2018, the Company entered into Securities Purchase Agreements with certain investors, pursuant to which the Company agreed to sell, and the Investors agreed to purchase from the Company, an aggregate of 1,719,324 shares of the Company’s common stock, par value $0.001 per share, at $17.80 per share, for total gross proceeds of approximately $30.6 million.  The February 2018 Private Placement closed on February 5, 2018. As we continue to incur losses, achieving profitability is dependent upon the successful development of our cell therapy business and commercialization of our technology in research and development phase, which is a number of years in the future. Once that occurs, we will have to achieve a level of revenues adequate to support our cost structure. We may never achieve profitability, and unless and until we do, we will continue to need to raise additional capital. Management intends to fund future operations through additional private or public debt or equity offerings, and may seek additional capital through arrangements with strategic partners or from other sources.

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

Contractual Obligations

We have various contractual obligations that will affect our liquidity. The following table sets forth our contractual obligations as of December 31, 2017.

	Payments due by period
Contractual Obligations		Less than	2-3	4-5	More than
	Total	1 year	years	years	5 years
Capital Commitment	$1,444,449	$1,428,035	$16,414	$-	$-
Operating Lease Obligations	23,684,480	3,062,842	5,449,762	5,095,980	10,075,896
Total	$25,128,929	$4,490,877	$5,466,176	$5,095,980	$10,075,896

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Exposure to credit, liquidity, interest rate and currency risks arises in the normal course of the Company’s business. The Company’s exposure to these risks and the financial risk management policies and practices used by the Company to manage these risks are described below.

Credit Risk

Credit risk is the risk that one party to a financial instrument will cause a financial loss for the other party by failing to discharge an obligation. The Company’s credit risk is primarily attributable to cash at bank and receivables etc. Exposure to these credit risks are monitored by management on an ongoing basis.

The cash at bank of the Group is mainly held with well-known or state owned financial institutions, such as HSBC, Bank of China and China Merchant Bank etc. Management does not foresee any significant credit risks from these deposits and does not expect that these financial institutions may default and cause losses to the Company.

In respect of receivables, the Company does not obtain collateral from customers. The Company’s exposure to credit risk is influenced mainly by the individual characteristics of each customer rather than the industry, country or area in which the customers operate and therefore significant concentrations of credit risk arise primarily when the Group has significant exposure to individual customers. As of December 31, 2017, 82% of the total accounts receivable was due from the largest customer of the Company.

The maximum exposure to credit risk is represented by the carrying amount of each financial asset in the balance sheet.

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

The following table details the Company’s exposure as of December 31, 2017 to currency risk arising from recognised assets or liabilities denominated in a currency other than the functional currency of the entity to which they relate. For presentation purposes, the amounts of the exposure are shown in USD translated using the spot rate as of December 31, 2017. Differences resulting from the translation of the financial statements of entities into the Company’s presentation currency are excluded.

	Exposure to foreign currencies (Expressed in USD)
	As of December 31, 2017
	RMB	USD
Cash and cash equivalents	2,604	372,330
Net exposure arising from recognised assets and liabilities	2,604	372,330

The following table indicates the instantaneous change in the Company’s net loss that would arise if foreign exchange rates to which the Company has significant exposure at the end of the reporting period had changed at that date, assuming all other risk variables remained constant.

	As of December 31, 2017
	increase/(decrease) in foreign exchange rates	Effect on net loss (Expressed in USD)
RMB (against USD)	5%	(18,486)

	-5%	18,486

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Our disclosure controls and procedures are designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our principal executive officer and principal financial officer by others within our organization. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2017 to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2017.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2017, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2017. Our internal control over financial reporting as of December 31, 2017, has been audited and attested to by BDO China Shu Lun Pan Certified Public Accountants LLP, or BDO China, an independent registered public accounting firm, as stated in its report, which is included herein.

Changes in Internal Control over Financial Reporting

During the year ended December 31, 2017, there were no changes in our internal control over financial reporting that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum dollar value of shares that may yet be purchased under the plans or programs

June 9, 2017 ~ June 30, 2017	170,169	$7.98	170,169
July 1, 2017 ~ September 30, 2017	114,156	$9.51	114,156
October 1, 2017 ~ December 31, 2017	142,469	$10.77	142,469
Total	426,794	$9.32	426,794	6,022,071

In December 2017, the Company entered into Share Purchase Agreements with two investors and three of its executive officers (collectively, the “Purchasers”), pursuant to which the Company sold to the Purchasers an aggregate of 1,208,334 shares (the “Shares”) of the Company’s common stock at $12.00 per share, for total gross proceeds of approximately $14,500,000. The issuance to the two investors and the executive officers was made in reliance on the exemption from registration provided by Regulation S and Section 4(a)(2), respectively, under the Securities Act.

PART III
Item 10. Directors, Executive Officers and Corporate Governance

We will file with the SEC a definitive Proxy Statement for our Annual Meeting of Stockholders (the “2017 Proxy Statement”) not later than 120 days after the fiscal year ended December 31, 2017. The information required by this item is incorporated herein by reference to the information contained in the 2017 Proxy Statement.

Item 11. Executive Compensation

The information required by this item is incorporated herein by reference to the information contained in the 2017 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference to the information contained in the 2017 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference to the information contained in the 2017 Proxy Statement.

Item 14. Principal Accounting Fees and Services

The information required by this item is incorporated herein by reference to the information contained in the 2017 Proxy Statement.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Exhibit Number	Description
2.1	Plan of reorganization and exchange agreement (1)
2.2	Agreement and Plan of Merger, dated November 13, 2012 (17)
2.3	Amendment No. 1 to Agreement and Plan of Merger, dated January 15, 2013 (18)
2.4	Amendment No. 2 to Agreement and Plan of Merger, dated January 31, 2013 (19)
2.5	Amendment No. 3 to Agreement and Plan of Merger, dated February 5, 2013 (20)
3.1	Articles of Incorporation of Cellular Biomedicine Group, Inc.(40)
3.2	Amended and Restated Bylaws of Cellular Biomedicine Group, Inc.(41)
4.1	Form of lock-up agreement (1)
4.2	2007 Stock Incentive Plan, dated June 14, 2007 (3)
4.3	2008 Employees and Consultants Stock Option Plan, dated August 20, 2008 (8)
4.4	2009 Stock Option Plan (10)
4.5	2011 Incentive Stock Option Plan (22)
4.6	Amended and Restated 2011 Incentive Stock Option Plan (23)
4.7	2013 Stock Incentive Plan (28)
4.8	2014 Stock Incentive Plan (29)
4.6	Amendment No. 1 to 2014 Stock Incentive Plan (38)
10.1	Consulting Employment Agreement between EastBridge Investment Group Corporation and Keith Wong dated June 1, 2005 (1)
10.2	Consulting Employment Agreement between EastBridge Investment Group Corporation and Norm Klein dated June 1, 2005 (1)
10.3	Listing Agreement signed with Amonics Limited, dated November 23, 2006 (English translation) (2)
10.4	Listing Agreement signed with Tianjin Hui Hong Heavy Steel Construction Co., Ltd, dated December 3, 2006 (English translation) (2)
10.5	Listing Agreement signed with NingGuo Shunchang Machinery Co., Ltd., dated January 6, 2007 (English translation) (2)
10.6	Listing Agreement with Hefe Ginko Real Estate Company, Ltd., dated July 24, 2007 (English translation) (4)
10.7	Share Exchange Agreement with AREM Wine Pty, Ltd., dated September 21, 2007 (5)
10.8	Listing and Consultant Agreement with AREM Wine Pty, Ltd., dated September 27, 2007 (6)
10.9	Listing Agreement with Beijing Zhong Zhe Huang Holding Company, Ltd., dated October 4, 2007 (English translation) (7)
10.10	Listing Agreement with Qinhuangdao Huangwei Pharmaceutical Company Limited, dated December 29, 2007 (English translation) (12)
10.11	US Listing Agreement with Anhui Wenda Educational & Investment Management Corporation, dated April 12, 2008 (English translation) (12)
10.12	Stock Purchase Agreement with Ji-Bo Pipes & Valves Company, dated September 21, 2008 (9)
10.13	Stock Purchase Agreement with Aoxing Corporation, dated September 21, 2008 (9)
10.14	US Listing Agreement with Foshan Jinkuizi Technology Limited Company, dated September 22, 2008 (English translation) (12)
10.15	Letter Agreement with Alpha Green Energy Limited, dated February 18, 2009 (12)
10.16	Listing Agreement with AREM Pacific Corporation, dated April 30, 2009 (12)
10.17	Change in Terms Agreement between EastBridge Investment Group Corporation and Goldwater Bank, N.A. dated May 6, 2009 (12)
10.18	Listing Agreement with SuZhou KaiDa Road Pavement Construction Company Limited, dated November 3, 2009 (English translation) (12)
10.19	Listing Agreement with Long Whole Enterprises, Ltd., dated November 28, 2009 (English translation) (12)
10.20	Listing Agreement with Beijing Tsingda Century Education Investment and Consultancy Limited, dated December 24, 2009 (English translation) (12)
10.21	Listing Agreement with StrayArrow International Limited, dated April 11, 2010 (English translation) (13)
10.22	Listing Agreement with Hangzhou Dwarf Technology Ltd., dated September 26, 2010 (English translation) (14)
10.23	Bridge Capital Raise Agreement with FIZZA, LLC, dated December 1, 2010 (confidential treatment requested for redacted portions) (15)
10.24	Stock Purchase Agreement with An Lingyan, dated December 14, 2011 (21)
10.25	Form of Listing Agreement (16)
10.26	Tsingda Stock Purchase Agreement dated as of December 17, 2012 (16)
10.27	Employment Agreement with Wen Tao (Steve) Liu, dated February 6, 2013(30)
10.28	Employment Agreement with Wei (William) Cao, dated February 6, 2013(30)

10.29	Employment Agreement with Andrew Chan, February 6, 2013(30)
10.30	Form of Director Agreement (30)
10.31	Amendment to Employment Agreement with Wen Tao (Steve) Liu, dated August 20, 2013(30)
10.32	Amendment to Employment Agreement with Wei (William) Cao, dated August 20, 2013(30)
10.33	Amendment to Employment Agreement with Andrew Chan, dated August 20, 2013(30)
10.34	Advisory Services Agreement, dated August 23, 2013, by and between Cellular Biomedicine Group Inc. and HealthCrest AG(30)
10.35	Purchase Agreement, dated September 10, 2013, by and between Cellular Biomedicine Group (Shanghai) Ltd. and Fisher Scientific Worldwide (Shanghai) Co., Ltd. (30)
10.36	Technical Service Contract, dated September 22, 2013, by and between Cellular Biomedicine Group (Shanghai) Ltd. and National Engineering Research Center of Tissue Engineering. (30)
10.37	Clinical Trial Agreement, dated November 6, 2013, by and between Cellular Biomedicine Group (Shanghai) Ltd. and Renji Hospital(30)
10.38	Clinical Trial Agreement, dated December 20, 2013, by and between Cellular Biomedicine Group (Shanghai) Ltd. and China Armed Police General Hospital(30)
10.39	Consulting Agreement with Wei (William) Cao, dated February 7, 2016 (32)
10.40	Form of Subscription Agreement (24)
10.41	Employment Agreement with Bizuo (Tony) Liu, dated January 3, 2014 (25)
10.42	Framework Agreement by and among the Company, Agreen Biotech Co. Ltd. and its Shareholders, dated August 02, 2014 (26)
10.43	Technology Transfer Agreement by and between the Company and the General Hospital of the Chinese People’s Liberation Army, dated February 4, 2015 (32)
10.44	Asset Purchase Agreement, dated June 8, 2015, by and among the Company, Blackbird BioFinance, LLC, Scott Antonia and Sam Shrivastava (27)
10.45	Patent Transfer Agreement, dated November 16, 2015, by and between CBMG Shanghai and China Pharmaceutical University (32)
10.46	Clinical Trial Agreement, dated December 15, 2015, by and between CBMG Shanghai and Renji Hospital (32)
10.47	Share Purchase Agreement, dated February 4, 2016, by and between the Company and Dangdai International Group Co., Limited (35)
10.48	Lease Agreement, dated January 1, 2017, by and between CBMG Shanghai and Shanghai Chuangtong Industrial Development Co., Ltd. (32)
10.49	Consulting agreement with Wen Tao (Steve) Liu, dated February 7, 2016 (33)
10.50	Clinical Trial Agreement, dated February 16, 2016, by and between CBMG Shanghai and Shanghai Tongji Hospital (33)
10.51	Agreement on Termination of Cooperation with Jilin Luhong Real Estate Development Co., Ltd. (34)
10.52	Lease agreement of office building located at Room E2301 and 1125, Zone A, 2/F, Wuxi (Huishan) Life Science & Technology Industrial Park, 1619 Huishan Avenue, Wuxi, the P.R.C. (34)
10.53	Lease agreement of office building located at Zone B, 2/F, Building No.7, Block C, Wuxi (Huishan) Life Science & Technology Industrial Park, 1699 Huishan Avenue, Wuxi, the P.R.C.(34)
10.54	Agreement, dated as of April 11, 2016, by and between the Company and Bizuo (Tony) Liu (36)
10.55	Letter Agreement, dated November 11, 2016, by and between the Company and Gang Ji (37)
10.56	Employment Agreement, dated March 3, 2017, by and between the Company and Bizuo (Tony) Liu (39)
10.57	Employment Agreement, dated March 3, 2017, by and between the Company and Andrew Chan(39)
10.58	Employment Agreement, dated March 3, 2017, by and between the Company and Yihong Yao(39)
10.59	Lease Agreement, dated November 16, 2016, by and between CBMG Shanghai and Shanghai Guilin Industrial Co., Ltd. (39)
10.69	Lease Agreement, dated November 16, 2016, by and between CBMG Shanghai and Shanghai Guilin Industrial Co., Ltd. (39)
10.70	Share Purchase Agreement, dated December 15, 2017, by and among the Company and its executive officers (42)
10.71	Share Purchase Agreement, dated December 26, 2017, by and among the Company and certain investors (43)
14.1	Code of Ethics for EastBridge Investment Group Corporation (1)
21	Subsidiaries of the Company *
23.1	Consent of BDO China Shu Lun Pan Certified Public Accountants LLP *
31	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer and Chief Financial Officer*
32	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*      Filed herewith.
———————
1.	Incorporated by reference filed with the Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on October 30, 2006 (File No. 000-52282)
2.	Incorporated by reference filed with the Registration Statement on Form 10-SB/A filed with the Securities and Exchange Commission on February 27, 2007 (File No. 000-52282)
3.	Incorporated by reference filed with the Registration Statement on Form S-8 filed with the Securities and Exchange Commission on June 19, 2007 (File No. 333-143878)
4.	Incorporated by reference filed with the Form 8-K filed with the Securities and Exchange Commission on July 20, 2007 (File No. 000-52282)
5.	Incorporated by reference filed with the Form 8-K filed with the Securities and Exchange Commission on September 25, 2007 (File No. 000-52282)
6.	Incorporated by reference filed with the Form 8-K filed with the Securities and Exchange Commission on October 1, 2007 (File No. 000-52282)
7.	Incorporated by reference filed with the Form 8-K filed with the Securities and Exchange Commission on October 9, 2007 (File No. 000-52282)
8.	Incorporated by reference filed with the Registration Statement on Form S-8 filed with the Securities and Exchange Commission on August 22, 2008 (File No. 333-153129)
9.	Incorporated by reference filed with the Form 8-K filed with the Securities and Exchange Commission on October 22, 2008 (File No. 000-52282)
10.	Incorporated by reference filed with the Registration Statement on Form S-8 filed with the Securities and Exchange Commission on April 15, 2009 (File No. 333-158583)
11.	Incorporated by reference filed with the Form 8-K/A filed with the Securities and Exchange Commission on December 12, 2013 (File No. 000-52282)
12.	Incorporated by reference filed with the Form 10-K filed with the Securities and Exchange Commission on April 15, 2010 (File No. 000-52282)
13.	Incorporated by reference filed with the Form 8-K filed with the Securities and Exchange Commission on July 14, 2010 (File No. 000-52282)
14.	Incorporated by reference filed with the Form 8-K filed with the Securities and Exchange Commission on November 12, 2010 (File No. 000-52282
15.	Incorporated by reference filed with the Form 8-K filed with the Securities and Exchange Commission on December 7, 2010 (File No. 000-52282)
16.	Incorporated by reference filed with the Form 10-K filed with the Securities and Exchange Commission on June 18, 2013 (File No. 000-52282)
17.	Incorporated by reference filed with the Form 8-K filed with the Securities and Exchange Commission on November 20, 2012 (File No. 000-52282)
18.	Incorporated by reference filed with the Form 8-K filed with the Securities and Exchange Commission on January 22, 2013 (File No. 000-52282)
19.	Incorporated by reference filed with the Form 8-K filed with the Securities and Exchange Commission on February 4, 2013 (File No. 000-52282)
20.	Incorporated by reference filed with the Form 8-K filed with the Securities and Exchange Commission on February 12, 2013 (File No. 000-52282)
21.	Incorporated by reference filed with the Form 8-K filed with the Securities and Exchange Commission on January 3, 2012 (File No. 000-52282)
22.	Incorporated by reference filed with the Registration Statement on Form S-8 filed with the Securities and Exchange Commission on March 7, 2012 (File No. 333-179974)
23.	Incorporated by reference filed with the Form 10-K filed with the Securities and Exchange Commission on April 4, 2013 (File No. 000-52282)

24.	Incorporated by reference filed with the Form 8-K filed with the Securities and Exchange Commission on December 16, 2013 (File No. 000-52282)
25.	Incorporated by reference filed with the Form 8-K filed with the Securities and Exchange Commission on January 3, 2014 (File No. 000-52282)
26.	Incorporated by reference filed with the Form 8-K filed with the Securities and Exchange Commission on October 2, 2014 (File No. 001-36498)
27.	Incorporated by reference filed with the Form 8-K filed with the Securities and Exchange Commission on July 2, 2015 (File No. 001-36498)
28.	Incorporated by reference filed with Schedule 14A filed with the Securities and Exchange Commission on November 21, 2013 (File No. 000-52282)
29.	Incorporated by reference filed with Schedule 14A filed with the Securities and Exchange Commission on September 23, 2014 (File No. 001-36498)
30	Incorporated by reference filed with the Form 10-K filed with the Securities and Exchange Commission on April 15, 2014 (File No. 000-52282).
31	Incorporated by reference filed with the Form 10-K filed with the Securities and Exchange Commission on March 31, 2015 (File No. 001-36498).
32	Incorporated by reference filed with the Form 10-K filed with the Securities and Exchange Commission on March 14, 2016 (File No. 001-36498).
33	Incorporated by reference filed with the Form 10-Q filed with the Securities and Exchange Commission on May 9, 2016 (File No. 001-36498).
34	Incorporated by reference filed with the Form 10-Q filed with the Securities and Exchange Commission on August 8, 2016 (File No. 001-36498).
35	Incorporated by reference filed with the Form 8-K filed with the Securities and Exchange Commission on February 4, 2016 (File No. 000- 36498).
36	Incorporated by reference filed with the Form 8-K filed with the Securities and Exchange Commission on April 15, 2016 (File No. 000- 36498).
37	Incorporated by reference filed with the Form 8-K filed with the Securities and Exchange Commission on November 15, 2016 (File No. 000- 36498).
38	Incorporated by reference filed with Schedule 14A/A filed with the Securities and Exchange Commission on March 23, 2017 (File No. 001-36498)
39	Incorporated by reference filed with the Form 10-K filed with the Securities and Exchange Commission on March 13, 2017 (File No. 001-36498).
40	Incorporated by reference filed with the Form 8-K filed with the Securities and Exchange Commission on January 8, 2013 (File No. 000-52282)
41	Incorporated by reference filed with the Form 8-K filed with the Securities and Exchange Commission on September 21, 2016 (File No. 000-36498).
42	Incorporated by reference filed with the Form 8-K filed with the Securities and Exchange Commission on December 21, 2017 (File No. 000-36498).
43	Incorporated by reference filed with the Form 8-K filed with the Securities and Exchange Commission on December 28, 2017 (File No. 000-36498).

Item 16.   Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Cellular Biomedicine Group, Inc.

Date: March 5, 2018	By:	/s/ Bizou (Tony) Liu
Bizuo (Tony) Liu
Chief Executive Officer and Chief Financial Officer (principal executive officer and financial and accounting officer)

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Terry A. Belmont	Chairman of the Board of Directors	March 5, 2018
Terry A. Belmont

/s/ Bizuo (Tony) Liu	Chief Executive Officer and Chief Financial Officer	March 5, 2018
Bizuo (Tony) Liu	(principal executive officer and financial and accounting officer)

/s/ Wen Tao (Steve) Liu	Director	March 5, 2018
Wen Tao (Steve) Liu

/s/ Hansheng Zhou	Director	March 5, 2018
Hansheng Zhou

/s/ Nadir Patel	Director	March 5, 2018
Nadir Patel

/s/ Chun Kwok Alan Au	Director	March 5, 2018
Chun Kwok Alan Au

/s/ Gang Ji	Director	March 5, 2018
Gang Ji

/s/ Bosun S. Hau	Director	March 5, 2018
Bosun S. Hau

CELLULAR BIOMEDICINE GROUP, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Cellular Biomedicine Group, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Cellular Biomedicine Group, Inc. and its subsidiaries and variable interest entities (the “Company”) as of December 31, 2017 and 2016 and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 5, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BDO China Shu Lun Pan Certified Public Accountants LLP

We have served as the Company’s auditor since 2015.

Shenzhen, the People’s Republic of China
March 5, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Cellular Biomedicine Group, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Cellular Biomedicine Group, Inc. and its subsidiaries and variable interest entities (the “Company”) as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and our report dated March 5, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Controls and Procedures, Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ BDO China Shu Lun Pan Certified Public Accountants LLP

Shenzhen, the People’s Republic of China
March 5, 2018

CELLULAR BIOMEDICINE GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2017	2016
Assets
Cash and cash equivalents	$21,568,422	$39,252,432
Accounts receivable, less allowance for doubtful amounts of $10,789
and $10,163 as of December 31, 2017 and December 31, 2016, respectively	202,887	39,974
Other receivables	902,940	412,727
Prepaid expenses	1,852,695	986,951
Total current assets	24,526,944	40,692,084

Investments	269,424	509,424
Property, plant and equipment, net	12,973,342	4,117,739
Goodwill	7,678,789	7,678,789
Intangibles, net	12,419,692	14,092,581
Long-term prepaid expenses and other assets	3,294,105	1,537,850
Total assets (1)	$61,162,296	$68,628,467

Liabilities and Stockholders' Equity

Liabilities:
Accounts payable	$225,287	$216,154
Accrued expenses	1,097,327	1,168,787
Taxes payable	28,875	28,875
Other current liabilities	2,324,632	950,220
Total current liabilities	3,676,121	2,364,036

Other non-current liabilities	183,649	370,477
Total liabilities (1)	3,859,770	2,734,513
Commitments and Contingencies (note 13)

Preferred stock, par value $.001, 50,000,000 shares
authorized; none issued and outstanding as of
December 31, 2017 and 2016, respectively	-	-

Common stock, par value $.001, 300,000,000 shares authorized;
15,615,558 and 14,281,378 issued; and 15,188,764 and 14,281,378 outstanding,
as of December 31, 2017 and 2016, respectively	15,616	14,281
Treasury stock at cost; 426,794 and nil shares of common stock	(3,977,929)	-
as of December 31, 2017 and December 31, 2016, respectively
Additional paid in capital	172,691,339	152,543,052
Accumulated deficit	(111,036,997)	(85,546,687)
Accumulated other comprehensive loss	(389,503)	(1,116,692)
Total stockholders' equity	57,302,526	65,893,954

Total liabilities and stockholders' equity	$61,162,296	$68,628,467

(1)
The Company’s consolidated assets as of December 31, 2017 and 2016 included $21,775,087 and $9,626,171, respectively, of assets of variable interest entities, or VIEs, that can only be used to settle obligations of the VIEs. Each of the following amounts represent the balances as of December 31, 2017 and 2016, respectively. These assets include cash and cash equivalents of $2,337,173 and $4,021,992; other receivables of $773,384 and $370,702; prepaid expenses of $1,750,509 and $777,445; property, plant and equipment, net, of $12,477,315 and $2,398,576; intangibles of $1,516,449 and $1,613,582; and long-term prepaid expenses and other assets of $2,920,257 and $443,874. The Company’s consolidated liabilities as of December 31, 2017 and 2016 included $2,688,520 and $1,372,391, respectively, of liabilities of the VIEs whose creditors have no recourse to the Company. These liabilities include accounts payable of $181,231 and $161,825; other payables of $1,631,582 and $407,769; payroll accrual of $682,248 and $792,706;deferred income of $9,810 and nil;and other non-current liabilities of $183,649 and $10,091. See further description in Note 4, Variable Interest Entities.

The accompanying notes are an integral part of these consolidated financial statements.

CELLULAR BIOMEDICINE GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Year Ended December 31,
	2017	2016	2015
Net sales and revenue	$336,817	$627,930	$2,505,423

Operating expenses:
Cost of sales	162,218	860,417	1,880,331
General and administrative	12,780,483	11,670,506	13,068,255
Selling and marketing	360,766	425,040	709,151
Research and development	14,609,917	11,475,587	7,573,228
Impairment of investments	-	4,611,714	123,428
Total operating expenses	27,913,384	29,043,264	23,354,393
Operating loss	(27,576,567)	(28,415,334)	(20,848,970)

Other income:
Interest income	133,621	78,943	42,220
Other income	1,955,086	132,108	630,428
Total other income	2,088,707	211,051	672,648
Loss before taxes	(25,487,860)	(28,204,283)	(20,176,322)

Income taxes (expenses) credit	(2,450)	(4,093)	728,601

Net loss	$(25,490,310)	$(28,208,376)	$(19,447,721)
Other comprehensive income (loss):
Cumulative translation adjustment	967,189	(743,271)	(307,950)
Unrealized gain (loss) on investments, net of tax	(240,000)	5,300,633	(1,376,540)
Reclassification adjustments, net of tax, in connection with other-than-temporary impairment of investments	-	(5,557,939)	-
Total other comprehensive income (loss):	727,189	(1,000,577)	(1,684,490)

Comprehensive loss	$(24,763,121)	$(29,208,953)	$(21,132,211)

Net loss per share
Basic	$(1.78)	$(2.09)	$(1.70)
Diluted	$(1.78)	$(2.09)	$(1.70)

Weighted average common shares outstanding:
Basic	14,345,604	13,507,408	11,472,306
Diluted	14,345,604	13,507,408	11,472,306

The accompanying notes are an integral part of these consolidated financial statements.

CELLULAR BIOMEDICINE GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

									Accumulated Other
	Common Stock		Preferred Stock		Treasury Stock		Additional	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Paid in Capital	Deficit	Income (Loss)	Total

Balance at December 31, 2014	10,990,335	10,990	-	-	-	-	75,467,316	(37,890,590)	1,568,375	39,156,091
										.
Common stock issued with Private Placement
Memorandum ("PPM")	515,786	516	-	-	-	-	18,584,338	-	-	18,584,854
Common stock issued for acquisition of intangible assets	46,867	47	-	-	-	-	1,481,415			1,481,462
Restricted stock grants	6,253	6	-	-	-	-	410,314	-	-	410,320
Accrual of stock options	-	-	-	-	-	-	7,182,117	-	-	7,182,117
Exercise of stock options	152,404	152	-	-	-	-	682,151	-	-	682,303
Unrealized loss on investments, net of tax	-	-	-	-	-	-	-	-	(1,376,540)	(1,376,540)
Foreign currency translation	-	-	-	-	-	-	-	-	(307,950)	(307,950)
Net loss	-	-	-	-	-	-	-	(19,447,721)	-	(19,447,721)

Balance at December 31, 2015	11,711,645	11,711	-	-	-	-	103,807,651	(57,338,311)	(116,115)	46,364,936

Common stock issued with PPM and other financing	2,348,888	2,349	-	-	-	-	42,397,525	-	-	42,399,874
Restricted stock grants	24,660	25	-	-	-	-	709,472	-	-	709,497
Accrual of stock options	-	-	-	-	-	-	4,742,920	-	-	4,742,920
Exercise of stock options	196,185	196	-	-	-	-	885,484	-	-	885,680
Unrealized loss on investments, net of tax	-	-	-	-	-	-	-	-	5,300,633	5,300,633
Reclassification adjustments, net of tax, in connection with other-than-temporary impairment of investments	-	-	-	-	-	-	-	-	(5,557,939)	(5,557,939)
Foreign currency translation	-	-	-	-	-	-	-	-	(743,271)	(743,271)
Net loss	-	-	-	-	-	-	-	(28,208,376)	-	(28,208,376)

Balance at December 31, 2016	14,281,378	14,281	-	-	-	-	152,543,052	(85,546,687)	(1,116,692)	65,893,954

Common stock issued with PPM	1,208,334	1,208	-	-	-	-	14,494,832	-	-	14,496,040
Restricted stock grants	68,446	69	-	-	-	-	832,950	-	-	833,019
Accrual of stock options	-	-	-	-	-	-	4,512,192	-	-	4,512,192
Exercise of stock options	57,400	58	-	-	-	-	308,313	-	-	308,371
Treasury stock purchase	-	-	-	-	(426,794)	(3,977,929)	-	-	-	(3,977,929)
Unrealized loss on investments, net of tax	-	-	-	-	-	-	-	-	(240,000)	(240,000)
Foreign currency translation	-	-	-	-	-	-	-	-	967,189	967,189
Net loss	-	-	-	-	-	-	-	(25,490,310)	-	(25,490,310)

Balance at December 31, 2017	15,615,558	$15,616	-	$-	(426,794)	$(3,977,929)	$172,691,339	$(111,036,997)	$(389,503)	$57,302,526

The accompanying notes are an integral part of these consolidated financial statements.

CELLULAR BIOMEDICINE GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	December 31,
	2017	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(25,490,310)	$(28,208,376)	$(19,447,721)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	2,985,963	2,635,001	2,094,644
Loss on disposal of assets	317	2,156	1,444
Stock based compensation expense	5,345,211	5,452,417	7,592,438
Other than temporary impairment on investments	-	4,611,714	123,428
Realized losses from sale of investments	-	-	5,178
(Reversal) of inventory provision	-	(115,391)	123,848
Allowance for doubtful account	-	10,163	-
Decrease in fair value of accrued expenses for the acquisition of intangible assets	-	-	(345,882)
Changes in operating assets and liabilities:
Accounts receivable	(160,628)	537,155	(497,937)
Other receivables	(467,985)	(156,672)	(143,711)
Inventory	-	514,734	(142,486)
Prepaid expenses	(812,675)	(669,598)	181,679
Taxes recoverable	-	150,082	(150,082)
Other current assets	-	-	110,347
Long-term prepaid expenses and other assets	(1,005,029)	(643,673)	(384,432)
Accounts payable	(814)	(28,205)	(166,032)
Accrued expenses	(118,968)	356,420	396,557
Advance payable to related party	-	-	(30,216)
Other current liabilities	1,339,866	(640,573)	113,919
Taxes payable	-	28,875	(814,288)
Other non-current liabilities	(208,340)	296,036	(371,793)
Net cash used in operating activities	(18,593,392)	(15,867,735)	(11,751,098)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of business, net of cash acquired	-	-	(1,568,627)
Proceed from sale of investments, net of issuance cost paid	-	-	1,480
Purchases of intangible assets	(23,734)	(56,519)	(4,260,420)
Purchases of property, plant and equipment	(10,169,134)	(2,676,888)	(1,874,538)
Net cash used in investing activities	(10,192,868)	(2,733,407)	(7,702,105)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from the issuance of common stock	14,496,040	42,399,874	18,964,849
Proceeds from exercise of stock options	308,371	885,680	682,303
Repurchase of treasury stock	(3,977,929)	-	-
Net cash provided by financing activities	10,826,482	43,285,554	19,647,152

EFFECT OF EXCHANGE RATE CHANGES ON CASH	275,768	(316,577)	(79,936)

INCREASE IN CASH AND CASH EQUIVALENTS	(17,684,010)	24,367,835	114,013
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	39,252,432	14,884,597	14,770,584
CASH AND CASH EQUIVALENTS, END OF PERIOD	$21,568,422	$39,252,432	$14,884,597

SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for income taxes	$2,450	$6,705	$108,075

Non-cash investing activities
Acquisition of intangible assets through issuance of the Company's stock	$-	$-	$1,481,462

The accompanying notes are an integral part of these consolidated financial statements.

CELLULAR BIOMEDICINE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

NOTE 1 – DESCRIPTION OF BUSINESS

As used in this report, "we", "us", "our", "CBMG", "Company" or "our company" refers to Cellular Biomedicine Group, Inc. and, unless the context otherwise requires, all of its subsidiaries.

Overview

Cellular Biomedicine Group, Inc. is a clinical stage biopharmaceutical company, principally engaged in the development of therapies for cancer and degenerative diseases utilizing proprietary cell-based technologies. Our technology includes two major platforms: (i) Immune cell therapy for treatment of a broad range of cancer indications comprised of technologies in Chimeric Antigen Receptor modified T cells (CAR-T), T-Cell Receptor (TCR), cancer vaccine, and ex vivo expanded autologous Central Memory T Cells (Tcm), and (ii) human adipose-derived mesenchymal progenitor cells (haMPC) for treatment of joint and autoimmune diseases. CBMG’s Research & Development are based in China and the U.S., and its manufacturing facilities are based in China in the cities of Shanghai, Wuxi, and Beijing.

We are focused on developing and marketing safe and effective cell-based therapies based on our cellular platforms, to treat cancer, orthopedic diseases and metabolic diseases. We have developed proprietary technologies and know-hows in our cell therapy platforms. We are conducting clinical studies in China with our stem cell based therapies to treat knee osteoarthritis (“KOA”). We have completed a Phase IIb autologous haMPC KOA clinical study and published its promising results. Led by Shanghai Renji Hospital, one of the largest teaching hospitals in China, we have also completed a Phase I clinical trial of our off-the-shelf allogeneic haMPC (AlloJoinTM) therapy for treating KOA patients. In addition, we have received an award of $2.29 million grant from California Institute of Regenerative Medicine’s (CIRM) and we have started manufacturing AlloJoinTM product in California to support preclinical and clinical studies in the United States for the KOA indication.

Our primary target market is Greater China. We believe that our cell-based therapies will be able to help patients with high unmet medical needs. We expect to carry out clinical studies leading to the eventual CFDA approval of our products through Biologics License Application (BLA) filings and authorized clinical centers throughout Greater China.

We have launched multiple clinical trials using our CAR-T products in multiple indications such as DLBCL & ALL. We may also establish partnerships with other companies for co-development in CAR-T, TCR-T and stem cell based therapies. We are striving to build a highly competitive research and development function, a translational medicine unit, along with a well-established cellular manufacturing capability and ample capacity, to support the development of multiple assets in multiple indications. These efforts will allow us to boost the Company's Immuno-Oncology presence and pave the way for additional future partnerships.

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
FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

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

On September 26, 2014, the Company completed its acquisition of Beijing Agreen Biotechnology Co. Ltd. ("AG") and the U.S. patent held by AG’s founder. AG is a biotech company with operations in China, engaged in the development of treatments for cancerous diseases utilizing proprietary cell technologies.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Significant accounting policies are as follows:

Principles of Consolidation

The consolidated financial statements have been prepared in conformity with GAAP, and reflect the accounts and operations of the Company and its subsidiaries, beginning with the date of their respective acquisition. In accordance with the provisions of Financial Accounting Standards Board (“FASB”), Accounting Standards Codification (“ASC”) Topic 810, or ASC 810, Consolidation, the Company consolidates any variable interest entity, or VIE, of which it is the primary beneficiary. The typical condition for a controlling financial interest ownership is holding a majority of the voting interests of an entity; however, a controlling financial interest may also exist in entities, such as variable interest entities, through arrangements that do not involve controlling voting interests. ASC 810 requires a variable interest holder to consolidate a VIE if that party has the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance, and the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. The Company does not consolidate a VIE in which it has a majority ownership interest when the Company is not considered the primary beneficiary. The Company has determined that it is the primary beneficiary in a VIE—refer to Note 4, Variable Interest Entity. The Company evaluates its relationships with the VIE on an ongoing basis to ensure that it continues to be the primary beneficiary. All intercompany transactions and balances have been eliminated in consolidation.

CELLULAR BIOMEDICINE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

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

Revenue Recognition

The Company utilizes the guidance set forth in the FASB’s ASC Topic 605, Revenue Recognition, regarding the recognition, presentation and disclosure of revenue in its financial statements. The Company recognizes revenue when pervasive evidence of an arrangement exists, the price is fixed and determinable, collection is reasonably assured and delivery of products or services has been rendered.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At December 31, 2017 and 2016, respectively, cash and cash equivalents include cash on hand and cash in the bank. At times, cash deposits may exceed government-insured limits.

Accounts Receivable

Accounts receivable represent amounts earned but not collected in connection with the Company’s sales of goods or services as of December 31, 2017 and 2016. Account receivables are carried at their estimated collectible amounts.

The Company follows the allowance method of recognizing uncollectible accounts receivable. The Company recognizes bad debt expense based on specifically identified customers and invoices that are anticipated to be uncollectable. At December 31, 2017 and 2016, allowance of $10,789 and $10,163 was provided for debtors of certain customers as those debts are unrecoverable from customers, respectively.

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

For the years ended December 31, 2017, 2016 and 2015, depreciation expense was $1,195,705, $850,793 and $573,015, respectively.

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

The carrying amount of the goodwill at December 31, 2017 and 2016 represents the cost arising from the business combinations in previous years and no impairment on goodwill was recognized for the years ended December 31, 2017 and 2016.

CELLULAR BIOMEDICINE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

Treasury Stock

The treasury stock is recorded and carried at their repurchase cost. The Company recorded the entire purchase price of the treasury stock as a reduction of equity. A gain or loss will be determined when treasury stock is reissued or retired, and the original issue price and book value of the stock do not enter into the accounting. Additional paid-in capital from treasury stock is credited for gains and debited for losses when treasury stock is reissued at prices that differ from the repurchase cost.

Government Grants

Government grants are recognized in the balance sheet initially when there is reasonable assurance that they will be received and that the enterprise will comply with the conditions attached to them. When the Company received the government grants but the conditions attached to the grants have not been fulfilled, such government grants are deferred and recorded as deferred income. The classification of short-term or long-term liabilities is depended on the management’s expectation of when the conditions attached to the grant can be fulfilled. Grants that compensate the Company for expenses incurred are recognized as other income in statement of income on a systematic basis in the same periods in which the expenses are incurred.

For the year ended December 31, 2017 and 2016, the Company received government grants of $1,905,213 and $422,839 for purpose of R&D and related capital expenditure, respectively. Government subsidies recognized as other income in the statement of income for the year ended December 31, 2017 and 2016 were $2,077,486 and $78,542, respectively.

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

A full valuation allowance has been established against all net deferred tax assets as of December 31, 2017 and 2016 based on estimates of recoverability. While the Company has optimistic plans for its business strategy, we determined that such a valuation allowance was necessary given the current and expected near term losses and the uncertainty with respect to the Company’s ability to generate sufficient profits from its business model.

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
FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

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
FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

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

Comprehensive Loss

We apply ASC No. 220, Comprehensive Income (ASC 220). ASC 220 establishes standards for the reporting and display of comprehensive income or loss, requiring its components to be reported in a financial statement that is displayed with the same prominence as other financial statements. Our comprehensive loss was $24,763,121, $29,208,953 and $21,132,211 for the years ended December 31, 2017, 2016 and 2015, respectively.

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

CELLULAR BIOMEDICINE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

Recent Accounting Pronouncements

Accounting pronouncements adopted during the year ended December 31, 2017

In April 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, “Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”), which simplifies several aspects of the accounting for employee share-based payment transactions. The areas for simplification in ASU 2016-09 include the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The amendments in this ASU will be effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods. Early adoption is permitted. The adoption of the ASU 2016-09 did not have a material impact on the Company’s consolidated financial statements.

Accounting pronouncements not yet effective

In February 2018, the FASB issued ASU No. 2018-02, “Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income” (“ASU 2018-02”), which provides financial statement preparers with an option to reclassify stranded tax effects within accumulated other comprehensive income to retained earnings in each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act (or portion thereof) is recorded. The amendments in this ASU are effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption of ASU 2018-02 is permitted, including adoption in any interim period for the public business entities for reporting periods for which financial statements have not yet been issued. The amendments in this ASU should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized. We do not expect the adoption of ASU 2018-02 to have a material impact on our consolidated financial statements.

In July 2017, the FASB issued ASU No. 2017-11, “Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Non-controlling Interests with a Scope Exception” (“ASU 2017-11”), which addresses the complexity of accounting for certain financial instruments with down round features. Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced on the basis of the pricing of future equity offerings. Current accounting guidance creates cost and complexity for entities that issue financial instruments (such as warrants and convertible instruments) with down round features that require fair value measurement of the entire instrument or conversion option. The amendments in Part I of this ASU are effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company is currently evaluating the impact of the adoption of ASU 2017-11 on its consolidated financial statements.

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

In February 2017, the FASB issued ASU No. 2017-05, “Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets” (“ASU 2017-05”), which clarifies the scope of the nonfinancial asset guidance in Subtopic 610-20. This ASU also clarifies that the derecognition of all businesses and nonprofit activities (except those related to conveyances of oil and gas mineral rights or contracts with customers) should be accounted for in accordance with the derecognition and deconsolidation guidance in Subtopic 810-10. The amendments in this ASU also provide guidance on the accounting for what often are referred to as partial sales of nonfinancial assets within the scope of Subtopic 610-20 and contributions of nonfinancial assets to a joint venture or other non-controlled investee. The amendments in this ASU are effective for annual reporting reports beginning after December 15, 2017, including interim reporting periods within that reporting period. Public entities may apply the guidance earlier but only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. We do not expect the adoption of ASU 2017-05 to have a material impact on our consolidated financial statements.

CELLULAR BIOMEDICINE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

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
FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

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

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). ASU 2014-09 supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605)”, and requires entities to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date” (“ASU 2015-14”) in August 2015. The amendments in ASU 2015-14 defer the effective date of ASU 2014-09. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. Further to ASU 2014-09 and ASU 2015-14, the FASB issued ASU No. 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)” (“ASU 2016-08”) in March 2016, ASU No. 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing” (“ASU 2016-10”) in April 2016, ASU No. 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients” (“ASU 2016-12”), and ASU No. 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers” (“ASU 2016-20”), respectively. The amendments in ASU 2016-08 clarify the implementation guidance on principal versus agent considerations, including indicators to assist an entity in determining whether it controls a specified good or service before it is transferred to the customers. ASU 2016-10 clarifies guidelines related to identifying performance obligations and licensing implementation guidance contained in the new revenue recognition standard. The updates in ASU 2016-10 include targeted improvements based on input the FASB received from the Transition Resource Group for Revenue Recognition and other stakeholders. It seeks to proactively address areas in which diversity in practice potentially could arise, as well as to reduce the cost and complexity of applying certain aspects of the guidance both at implementation and on an ongoing basis. ASU 2016-12 addresses narrow-scope improvements to the guidance on collectability, non-cash consideration, and completed contracts at transition. Additionally, the amendments in this ASU provide a practical expedient for contract modifications at transition and an accounting policy election related to the presentation of sales taxes and other similar taxes collected from customers. The amendments in ASU 2016-20 represents changes to make minor corrections or minor improvements to the Codification that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. The effective date and transition requirements for ASU 2016-08, ASU 2016-10, ASU 2016-12 and ASU 2016-20 are the same as ASU 2014-09. The Company will adopt ASC Topic 606, Revenue from Contracts with Customers, using the modified retrospective transition approach. Under this approach, ASC Topic 606 would apply to all new contracts initiated on or after January 1, 2018. For existing contracts that have remaining obligations as of January 1, 2018, any difference between the recognition criteria in these ASUs and the Company’s current revenue recognition practices would be recognized using a cumulative effect adjustment to the opening balance of accumulated deficit. The Company does not anticipate the adoption of these ASUs to have material changes to its revenue recognition practices nor material impact on its consolidated financial statements.

CELLULAR BIOMEDICINE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

NOTE 4 – VARIABLE INTEREST ENTITY

VIEs are those entities in which a company, through contractual arrangements, bears the risk of, and enjoys the rewards normally associated with ownership of the entity, and therefore the Company is the primary beneficiary of the entity. Cellular Biomedicine Group Ltd (Shanghai) (“CBMG Shanghai”) and its subsidiaries are variable interest entities (VIEs), through which the Company conducts stem cell and immune therapy research and clinical trials in China. The registered shareholders of CBMG Shanghai are Lu Junfeng and Chen Mingzhe, who together own 100% of the equity interests in CBMG Shanghai. The initial capitalization and operating expenses of CBMG Shanghai are funded by our wholly foreign-owned enterprise (“WFOE”), Cellular Biomedicine Group Ltd. (Wuxi) (“CBMG Wuxi”). The registered capital of CBMG Shanghai is ten million RMB and was incorporated on October 19, 2011. AG was 100% acquired by CBMG Shanghai in September 2014. The registered capital of AG is five million RMB and was incorporated on April 27, 2011. In 2017, CBMG Shanghai established two subsidiaries in Wuxi and Shanghai. Wuxi Cellular Biopharmaceutical Group Ltd. (“WX SBM”) was established on January 17, 2017 with registered capital of RMB 20 million and wholly owned by CBMG Shanghai. Shanghai Cellular Biopharmaceutical Group Ltd. (“SH SBM”) was established on January 18, 2017 with registered capital of RMB 100 million and wholly owned by CBMG Shanghai. For the year ended December 31, 2017, 2016 and 2015, 3%, 78% and 80% of the Company revenue is derived from VIEs respectively.

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

The Company has aggregated the financial information of CBMG Shanghai and its subsidiaries in the table below. The aggregate carrying value of assets and liabilities of CBMG Shanghai and its subsidiaries (after elimination of intercompany transactions and balances) in the Company’s consolidated balance sheets as of December 31, 2017 and 2016 are as follows:

CELLULAR BIOMEDICINE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

	December 31,	December 31,
	2017	2016
Assets
Cash	$2,337,173	$4,021,992
Other receivables	773,384	370,702
Prepaid expenses	1,750,509	777,445
Total current assets	4,861,066	5,170,139

Property, plant and equipment, net	12,477,315	2,398,576
Intangibles	1,516,449	1,613,582
Long-term prepaid expenses and other assets	2,920,257	443,874
Total assets	$21,775,087	$9,626,171

Liabilities
Accounts payable	$181,231	$161,825
Other payables	1,631,582	407,769
Payroll accrual	682,248	792,706
Deferred income	9,810	-
Total current liabilities	$2,504,871	$1,362,300

Other non-current liabilities	183,649	10,091
Total liabilities	$2,688,520	$1,372,391

NOTE 5 – OTHER RECEIVABLES

The Company pays deposits on various items relating to office expenses. Management has classified these deposits as receivables as the intention is to recover these deposits in less than 12 months. As of December 31, 2017 and 2016 the amounts of other receivables was $902,940 and $412,727, respectively.

CELLULAR BIOMEDICINE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT

As of December 31, 2017 and 2016, property, plant and equipment, carried at cost, consisted of the following:

	December 31, 2017	December 31, 2016

Office equipment	$105,114	$80,485
Manufacturing equipment	4,781,936	3,347,458
Computer equipment	233,539	162,769
Leasehold improvements	4,196,589	1,912,573
Construction in progress	7,498,272	1,172,433

	16,815,450	6,675,718
Less: accumulated depreciation	(3,842,108)	(2,557,979)
	$12,973,342	$4,117,739

Depreciation expense for the years ended December 31, 2017, 2016 and 2015 was $1,195,705, $850,793 and $573,015, respectively.

NOTE 7 – INVESTMENTS

The Company’s investments represent the investment in equity securities listed in Over-The-Counter (“OTC”) markets of the United States of America:

December 31, 2017	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses more than 12 months	Gross Unrealized Losses less than 12 months	Market or Fair Value
Equity position in Alpha Lujo, Inc.	$251,388	$-	$(221,964)	$-	$29,424
Equity position in Arem Pacific Corporation	480,000	-	-	(240,000)	240,000
Total	$731,388	$-	$(221,964)	$(240,000)	$269,424

December 31, 2016	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses more than 12 months	Gross Unrealized Losses less than 12 months	Market or Fair Value
Equity position in Alpha Lujo, Inc.	$251,388	$-	$-	$(221,964)	$29,424
Equity position in Arem Pacific Corporation	480,000	-	-	-	480,000
Total	$731,388	$-	$-	$(221,964)	$509,424

There were no sale of investments for the year ended December 31, 2017 and 2016. Net proceeds from sale of investments for the year ended December 31, 2015 was $1,480. Net realized losses from sale of investments for the year ended December 31, 2017, 2016 and 2015 was $nil, $nil and $5,178, respectively.

CELLULAR BIOMEDICINE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

The unrealized holding gain (loss) for the investments, net of tax that were recognized in other comprehensive income for the year ended December 31, 2017 was other comprehensive loss of $(240,000), as compared to $5,300,633 and $(1,376,540) for the year ended December 31, 2016 and 2015, respectively. Reclassification adjustment of $5,557,939 in connection with other-than-temporary impairment of investments was recorded in other comprehensive income for the year ended December 31, 2016. No adjustment was recorded in other comprehensive income for the year ended December 31, 2017 and 2015.

The Company tracks each investment with an unrealized loss and evaluates them on an individual basis for other-than-temporary impairments, including obtaining corroborating opinions from third party sources, performing trend analysis and reviewing management’s future plans.  When investments have declines determined by management to be other-than-temporary the Company recognizes write downs through earnings.  Other-than-temporary impairment of investments for the year ended December 31, 2017 was $nil, as compared with $4,611,714 and $123,428 for the year ended December 31, 2016 and 2015, respectively.

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

The carrying value of financial items of the Company including cash and cash equivalents, accounts receivable, other receivables, accounts payable and accrued liabilities, approximate their fair values due to their short-term nature and are classified within Level 1 of the fair value hierarchy. The Company’s investments are classified within Level 2 of the fair value hierarchy because of the insufficient volatility of the three stocks traded in OTC market. The Company did not have any Level 3 financial instruments as of December 31, 2017 and 2016.

CELLULAR BIOMEDICINE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

Assets measured at fair value within Level 2 on a recurring basis as of December 31, 2017 and 2016 are summarized as follows:

	As of December 31, 2017
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

No shares were acquired during the year ended December 31, 2017 and 2016.

As of December 31, 2017 and 2016, the Company holds 8,000,000 shares in Arem Pacific Corporation, 2,942,350 shares in Alpha Lujo, Inc. and 2,057,131 shares in Wonder International Education and Investment Group Corporation.  All available-for-sale investments held by the Company at December 31, 2017 and 2016 have been valued based on level 2 inputs due to the limited trading of all three of these companies.

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

CELLULAR BIOMEDICINE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

As of December 31, 2017 and 2016, intangible assets, consisted of the following:

Patents & knowhow & license
	December 31, 2017	December 31, 2016
Cost basis	$17,674,431	$17,560,496
Less: accumulated amortization	(5,325,113)	(3,539,617)
	$12,349,318	$14,020,879

Software
	December 31, 2017	December 31, 2016
Cost basis	$158,273	$125,964
Less: accumulated amortization	(87,899)	(54,262)
	$70,374	$71,702
Total intangibles, net	$12,419,692	$14,092,581

All software is provided by a third party vendor, is not internally developed, and has an estimated useful life of 5 years. Patents, knowhow and license are amortized using an estimated useful life of five to ten years. Amortization expense for the years ended December 31, 2017, 2016 and 2015 was $1,790,258, $1,784,208 and $1,521,629, respectively. Estimated amortization expense for each of the ensuing years are as follows for the years ending December 31:

Years ending December 31,	Amount
2018	$1,788,814
2019	1,787,586
2020	1,784,335
2021	1,778,866
2022 and thereafter	5,280,091
$12,419,692

CELLULAR BIOMEDICINE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

NOTE 10 – LEASES

The Company leases facilities under non-cancellable operating lease agreements.  These facilities are located in the United States, Hong Kong and China.  The Company recognizes rental expense on a straight-line basis over the life of the lease period.  Rent expense under operating leases for the year ended December 31, 2017, 2016 and 2015 was approximately $4,345,893, $1,043,968 and $1,043,833, respectively.

As of December 31, 2017, the Company has the following future minimum lease payments due under the foregoing lease agreements:

Years ending December 31,	Amount
2018	$3,062,842
2019	2,822,735
2020	2,627,027
2021	2,547,990
2022 and thereafter	12,623,886
$23,684,480

NOTE 11 – RELATED PARTY TRANSACTIONS

As of December 31, 2017 and 2016, accrued expenses included director fees of $25,882 and $3,082 due to independent director Mr. Gang Ji.

On December 15, 2017, the Company entered into a Share Purchase Agreement with three of its executive officers, pursuant to which the Company agreed to sell, and the three executive officers agreed to purchase an aggregate of 41,667 shares of the Company’s common stock, par value $0.001 per share at $12.00 per share, for total gross proceeds of approximately $500,000. The transaction closed on December 22, 2017.

The Company advanced petty cash to officers for business travel purpose.  As of December 31, 2017 and 2016, other receivables due from officers for business travel purpose was $8,531 and $nil, respectively.

NOTE 12 – EQUITY

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
FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

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

On December 15, 2017, the Company entered into a Share Purchase Agreement with three of its executive officers, pursuant to which the Company agreed to sell, and the three executive officers agreed to purchase an aggregate of 41,667 shares of the Company’s common stock, par value $0.001 per share at $12.00 per share, for total gross proceeds of approximately $500,000. The transaction closed on December 22, 2017.

On December 26, 2017, the Company entered into a Share Purchase Agreement with two investors, pursuant to which the Company agreed to sell and the two investors agreed to purchase from the Company, an aggregate of 1,166,667 shares of the Company’s common stock, par value $0.001 per share, at $12.00 per share, for total gross proceeds of approximately $14,000,000. The transaction closed on December 28, 2017. Together with a private placement with three of its executive officers on December 22, 2017, the Company raised an aggregate of approximately $14.5 million in the two private placements in December 2017.

During the year ended December 31, 2017, 2016 and 2015, the Company expensed $4,512,192, $4,742,920 and $7,182,118 associated with unvested options awards and $833,019, $709,497 and $410,320 associated with restricted common stock issuances, respectively.

During the year ended December 31, 2017, 2016 and 2015, options for 57,400, 196,185 and 152,404 underlying shares were exercised, 57,400, 196,185 and 152,404 shares of the Company’s common stock were issued accordingly.

During the year ended December 31, 2017, 2016 and 2015, 68,446, 24,660 and 6,253 shares of the Company's restricted common stock were issued to directors, employees and advisors respectively.

During the year ended December 31, 2017, the Company repurchased 426,794 shares of the Company’s common stock with the total cost of $3,977,929. There was no repurchase of stock in 2016. Details are as follows:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum dollar value of shares that may yet be purchased under the plans or programs
June 9, 2017 ~ June 30, 2017	170,169	$7.98	170,169
July 1, 2017 ~ September 30, 2017	114,156	$9.51	114,156
October 1, 2017 ~ December 31, 2017	142,469	$10.77	142,469
Total	426,794	$9.32	426,794	6,022,071

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

CELLULAR BIOMEDICINE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

NOTE 13 – COMMITMENTS AND CONTINGENCIES

Operating lease commitments

The future minimum lease payment due under the executed operating lease agreements as of December 31, 2017 was presented in Note 10 to the consolidated financial statements.

Capital commitments

As of December 31, 2017, the capital commitments of the Company are summarized as follows:

December 31, 2017
Contracts for acquisition of plant and equipment being or to be executed	$1,444,449

CELLULAR BIOMEDICINE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

NOTE 14 – STOCK BASED COMPENSATION

Our stock-based compensation arrangements include grants of stock options and restricted stock awards under the Stock Option Plan (the “2009 Plan”,“2011 Plan”, “2013 Plan” and the “2014 Plan”), and certain awards granted outside of these plans. The compensation cost that has been charged against income related to stock options (including shares issued for services and expense true-ups and reversals described in Note 12) for the year ended December 31, 2017, 2016 and 2015 was $4,512,192, $4,742,920 and $7,182,118, respectively. The compensation cost that has been charged against income related to restrict stock awards for the year ended December 31, 2017, 2016 and 2015 was $833,019, $709,497 and $410,320, respectively.

These expenses are included in overhead, general and administrative expense, selling and marketing expense as well as research and development expenses in our Consolidated Statements of Operations.

As of December 31, 2017, there was $4,362,541 all unrecognized compensation cost related to an aggregate of 592,249 of non-vested stock option awards and $385,331 related to an aggregate of 34,105 of non-vested restricted stock awards.  Restricted stock awards under long-term incentive plan is not accounted for as attendant could chose to surrender part of the restricted stock awards for individual income tax payment purpose. These costs are expected to be recognized over a weighted-average period of 2.29 years for the stock options awards and 1.37 years for the restricted stock awards.

During the year ended December 31, 2017, the Company issued an aggregate of 547,793 options under the 2011 Plan, 2013 Plan and 2014 Plan to officers, directors, employees and advisors. The grant date fair value of these options was $4,600,926 using Black-Scholes option valuation models with the following assumptions: grant date strike price from $5.3 to $13.2, volatility 85.41% to 89.62%, expected life 6.0 years, and risk-free rate of 1.86% to 2.29%. The Company is expensing these options on a straight-line basis over the requisite service period.

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

CELLULAR BIOMEDICINE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

The following table summarizes stock option activity as of December 31, 2017 and 2016 and for the year ended December 31, 2017:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2015	1,952,648	$12.42	7.8	$17,701,962
Grants	309,382	18.65
Forfeitures	(458,030)	19.45
Exercises	(196,185)	4.51

Outstanding at December 31, 2016	1,607,815	$12.59	7.3	$6,355,072
Grants	547,793	11.34
Forfeitures	(206,019)	20.68
Exercises	(57,400)	5.37
Outstanding at December 31, 2017	1,892,189	$11.54	7.0	$4,909,194

Vested and exercisable at December 31, 2017	1,299,940	$10.52	6.1	$4,619,527

Exercise	Number of Options
Price	Outstanding	Exercisable
$3.00 - $4.95	185,547	185,547
$5.00 - $9.19	569,204	510,768
$9.20+	1,137,438	603,625
	1,892,189	1,299,940

The aggregate intrinsic value for stock options outstanding is defined as the positive difference between the fair market value of our common stock and the exercise price of the stock options.

Cash received from option exercises under all share-based payment arrangements for the year ended December 31, 2017, 2016 and 2015 was $308,371, $885,680 and $682,303, respectively.

CELLULAR BIOMEDICINE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

NOTE 15 – NET LOSS PER SHARE

Basic and diluted net loss per common share is computed on the basis of our weighted average number of common shares outstanding, as determined by using the calculations outlined below:

	For the Year Ended
	December 31,
	2017	2016	2015
Net loss	$(25,490,310)	$(28,208,376)	$(19,447,721)

Weighted average shares of common stock	14,345,604	13,507,408	11,472,306
Dilutive effect of stock options	-	-	-
Restricted stock vested not issued	-	-	-
Common stock and common stock equivalents	14,345,604	13,507,408	11,472,306

Net loss per basic share	$(1.78)	$(2.09)	$(1.70)
Net loss per diluted share	$(1.78)	$(2.09)	$(1.70)

For the year ended December 31, 2017, 2016 and 2015, the effect of conversion and exercise of the Company’s outstanding options are excluded from the calculations of dilutive net income (loss) per share as their effects would have been anti-dilutive since the Company had generated loss for the year ended December 31, 2017, 2016 and 2015.

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

The Company considers all available evidence to determine whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become realizable. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carry-forward periods), and projected taxable income in assessing the realizability of deferred tax assets. In making such judgments, significant weight is given to evidence that can be objectively verified. Based on all available evidence, in particular our three-year historical cumulative losses, recent operating losses and U.S. pre-tax loss for the year ended December 31, 2017, we recorded a valuation allowance against our U.S. net deferred tax assets. In order to fully realize the U.S. deferred tax assets, we will need to generate sufficient taxable income in future periods before the expiration of the deferred tax assets governed by the tax code.

CELLULAR BIOMEDICINE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

The following represent components of the income tax (expense) credit for the year ended December 31, 2017, 2016 and 2015:

	For the Year Ended
	December 31,
	2017	2016	2015
Current:
US federal	$-	$-	$733,158
US state	(2,450)	(4,093)	(4,557)
Foreign			-
Total current tax credit (expense)	$(2,450)	$(4,093)	$728,601
Deferred:
Federal	$-	$-	$-
State	-	-	-
Foreign	-	-	-
Total deferred tax expense	$-	$-	$-
Total income tax credit (expense)	$(2,450)	$(4,093)	$728,601

Tax effects of temporary differences that give rise to significant portions of the Company's deferred tax assets at December 31, 2017 and 2016 are presented below:

	December 31,	December 31,
	2017	2016
Deferred tax assets:
Net operating loss carry forwards (offshore)	$5,448,339	$3,827,747
Net operating loss carry forwards (US)	3,864,824	4,496,655
Accruals (offshore)	588,277	280,756
Accrued compensation (US)	83,071	25,168
Stock-based compensation (US)	2,315,801	3,018,905
Investments (US)	1,893,532	3,673,382
Credits (US)	217,329	97,504
Property and equipment	123	-
Goodwill & intangibles	49,653	33,079
Subtotal	14,460,949	15,453,196
Less: valuation allowance	(14,460,949)	(15,452,737)
Total deferred tax assets	-	459

Deferred tax liabilities:
Property and equipment	-	(459)

Subtotal	-	(459)

Net deferred tax asset	$-	$-

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

CELLULAR BIOMEDICINE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

On December 22, 2017, US President signed tax reform bill (Tax Cut and Jobs Act (H.R.1)) and reduced top corporate tax rate from 35% to 21% effective from January 1, 2018. Pursuant to this new Act, non-operating loss carry back period is eliminated and an indefinite carry forward period is permitted. As of December 31, 2017, the Company had net operating loss carryforwards of $16 million for U.S federal purposes, $6 million for U.S. state purposes. As of December 31, 2017, the Company had net operating loss carryforwards of $14 million for Chinese income tax purposes, such losses are set to expire in 2022 for Chinese income tax purposes. All deferred income tax expense is offset by changes in the valuation allowance pertaining to the Company's existing net operating loss carryforwards due to the unpredictability of future profit streams prior to the expiration of the tax losses.  The Company's effective tax rate differs from statutory rates of 21% for U.S. federal income tax purposes, 15% ~ 25% for Chinese income tax purpose and 16.5% for Hong Kong income tax purposes due to the effects of the valuation allowance and certain permanent differences as it pertains to book-tax differences in the value of client shares received for services.

Pursuant to the Corporate Income Tax Law of the PRC, all of the Company’s PRC subsidiaries are liable to PRC Corporate Income Taxes (“CIT”) at a rate of 25% except for Cellular Biomedicine Group Ltd. (Shanghai) (“CBMG Shanghai”). According to Guoshuihan 2009 No. 203, if an entity is certified as an “advanced and new technology enterprise”, it is entitled to a preferential income tax rate of 15%. CBMG Shanghai obtained the certificate of “advanced and new technology enterprise” dated October 30, 2015 with an effective period of three years and the provision for PRC corporate income tax for CBMG Shanghai is calculated by applying the income tax rate of 15% from 2015. CBMG Shanghai will still apply the certificate of “advanced and new technology enterprise” in 2018.

Income tax expense for year ended December 31, 2017, 2016 and 2015 differed from the amounts computed by applying the statutory federal income tax rate of 35% to pretax income (loss) as a result of the following:

	For the Year Ended	For the Year Ended	For the Year Ended
	December 31, 2017	December 31, 2016	December 31, 2015
Effective Tax Rate Reconciliation
Income tax provision at statutory rate	35%	35%	35%
State income taxes, net of federal benefit	0%	0%	0%
Rate deduction	(20)%	0%	0%
Foreign rate differential	(13)%	(9)%	(12)%
Other permanent difference	(2)%	(2)%	(4)%
Change in valuation allowance	0%	(24)%	(15)%
Total tax credit (expense)	0%	0%	4%

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
FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

NOTE 18 – SEGMENT INFORMATION

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

NOTE 19 – SUBSEQUENT EVENTS

On January 30, 2018 and February 5, 2018, the Company entered into securities purchase agreements with certain investors pursuant to which the Company agreed to sell, and the investors agreed to purchase from the Company, an aggregate of 1,719,324 shares of the Company’s common stock, par value $0.001 per share, at $17.80 per share, for total gross proceeds of approximately $30.6 million.  The transaction closed on February 5, 2018.

Pursuant to the Purchase Agreement, the Investors have the right to nominate one director to the board of directors of the Company to stand for election at the 2018 Annual Meeting of Stockholders. Effective as of the closing of the February 2018 private placement, the Board elected Bosun S. Hau as a nonexecutive Class III director of the Company.

On February 6, 2018, driven primarily by the Company’s strategy move to expand its business operations in early diagnosis and cancer intervention, Meng Xia transitioned from the role of Chief Operating Officer to Head of the Early Diagnosis & Intervention for the Company.

On February 15, 2018, the Company obtained a 36 months exclusive option with Augusta University to to negotiate a royalty-bearing, exclusive license to the patent rights owned by the Augusta University relating to an invention to identify novel alpha fetoprotein specific T-cell receptors (TCR) for a hepatocellular carcinoma immunotherapy ( “HCC”). The Company plan to evaluate the feasibility and opportunities of this novel alpha fetoprotein TCR to redirect T Cells for the HCC indication.

CELLULAR BIOMEDICINE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

NOTE 20 – UNAUDITED QUARTERLY FINANCIAL INFORMATION

	Year ended December 31, 2017
	Q4	Q3	Q2	Q1	Total
Selected Income Statement Data:
Net sales and revenue	$68,691	$106,787	$62,914	$98,425	$336,817
Gross Profit	37,266	51,493	24,817	61,023	174,599
Net loss	(6,922,585)	(6,202,214)	(6,203,518)	(6,161,993)	(25,490,310)
Net loss per share :
Basic	(0.48)	(0.43)	(0.43)	(0.43)	(1.78)
Diluted	(0.48)	(0.43)	(0.43)	(0.43)	(1.78)

	Year ended December 31, 2016
	Q4	Q3	Q2	Q1	Total
Selected Income Statement Data:
Net sales and revenue	$57,828	$10,012	$71,599	$488,491	$627,930
Gross Profit/(Loss)	33,319	884	(251,988)	(14,702)	(232,487)
Net loss	(6,139,761)	(10,661,220)	(7,197,282)	(4,210,113)	(28,208,376)
Net loss per share :
Basic	(0.43)	(0.75)	(0.52)	(0.35)	(2.09)
Diluted	(0.43)	(0.75)	(0.52)	(0.35)	(2.09)