Form 10-Q
period 2018-03-31
Cellular Biomedicine Group, Inc.
filed 2018-05-07
CIK 1378624

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Large accelerated filer	☐	Accelerated filer	☑
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐		☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of April 30, 2018, there were 17,488,377 and 17,006,137 shares of common stock, par value $.001 per share, issued and outstanding, respectively.

PART I – FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (Unaudited)

  CELLULAR BIOMEDICINE GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
AS OF MARCH 31, 2018 AND DECEMBER 31, 2017

	March 31,	December 31,
	2018	2017
Assets
Cash and cash equivalents	$45,555,891	$21,568,422
Accounts receivable, less allowance for doubtful accounts of $11,212and $10,789 as of March 31, 2018 and December 31, 2017, respectively	128,879	202,887
Other receivables	937,447	902,940
Prepaid expenses	2,033,836	1,852,695
Total current assets	48,656,053	24,526,944

Investments	269,424	269,424
Property, plant and equipment, net	14,600,398	12,973,342
Goodwill	7,678,789	7,678,789
Intangibles, net	12,029,782	12,419,692
Long-term prepaid expenses and other assets	3,491,710	3,294,105
Total assets (1)	$86,726,156	$61,162,296

Liabilities and Stockholders' Equity

Liabilities:
Accounts payable	$331,753	$225,287
Accrued expenses	1,855,508	1,097,327
Taxes payable	31,275	28,875
Other current liabilities	2,986,701	2,324,632
Total current liabilities	5,205,237	3,676,121

Other non-current liabilities	198,849	183,649
Total liabilities (1)	5,404,086	3,859,770

Commitments and Contingencies (note 12)

Stockholders' equity:

Preferred stock, par value $.001, 50,000,000 shares authorized; none issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	-	-
Common stock, par value $.001, 300,000,000 shares authorized; 17,453,623 and 15,615,558 issued; and 16,989,367 and 15,188,764 outstanding, as of March 31, 2018 and December 31, 2017, respectively	17,454	15,616
Treasury stock at cost; 464,256 and 426,794 shares of common stock as of March 31, 2018 and December 31, 2017, respectively	(4,693,597)	(3,977,929)
Additional paid in capital	205,102,775	172,691,339
Accumulated deficit	(119,533,420)	(111,036,997)
Accumulated other comprehensive loss	428,858	(389,503)
Total stockholders' equity	81,322,070	57,302,526

Total liabilities and stockholders' equity	$86,726,156	$61,162,296
_______________
(1)
The Company’s consolidated assets as of March 31, 2018 and December 31, 2017 included $22,653,860 and $21,775,087, respectively, of assets of variable interest entities, or VIEs, that can only be used to settle obligations of the VIEs. Each of the following amounts represent the balances as of March 31, 2018 and December 31, 2017, respectively. These assets include cash and cash equivalents of $1,559,223 and $2,337,173; other receivables of $832,490 and $773,384; prepaid expenses of $1,817,395 and $1,750,509; property, plant and equipment, net, of $14,128,478 and $12,477,315; intangibles of $1,520,386 and $1,516,449; and long-term prepaid expenses and other assets of $2,795,888 and $2,920,257. The Company’s consolidated liabilities as of March 31, 2018 and December 31, 2017 included $4,074,260 and $2,688,520, respectively, of liabilities of the VIEs whose creditors have no recourse to the Company. These liabilities include accounts payable of $256,485 and $181,231; other payables of $2,295,143 and $1,631,582; payroll accrual of $1,318,687 and $682,248; deferred income of $5,097 and $9,810; and other non-current liabilities of $198,848 and $183,649. See further description in Note 3, Variable Interest Entities.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CELLULAR BIOMEDICINE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017

	For the Three Months Ended
	March 31,
	2018	2017
Net sales and revenue	$50,961	$98,425

Operating expenses:
Cost of sales	22,300	37,402
General and administrative	3,188,797	3,185,247
Selling and marketing	74,585	117,884
Research and development	5,273,951	3,044,125
Total operating expenses	8,559,633	6,384,658
Operating loss	(8,508,672)	(6,286,233)

Other income
Interest income	5,449	49,182
Other income	9,200	77,508
Total other income	14,649	126,690
Loss before taxes	(8,494,023)	(6,159,543)

Income taxes provision	(2,400)	(2,450)

Net loss	$(8,496,423)	$(6,161,993)
Other comprehensive income:
Cumulative translation adjustment	818,361	53,669
Total other comprehensive income:	818,361	53,669

Comprehensive loss	$(7,678,062)	$(6,108,324)

Net loss per share :
Basic	$(0.51)	$(0.43)
Diluted	$(0.51)	$(0.43)

Weighted average common shares outstanding:
Basic	16,742,591	14,281,745
Diluted	16,742,591	14,281,745

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CELLULAR BIOMEDICINE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017

	For the Three Months Ended
	March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,496,423)	$(6,161,993)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	1,175,488	669,739
Loss on disposal of assets	935	237
Stock based compensation expense	1,134,881	1,431,907
Changes in operating assets and liabilities:
Accounts receivable	81,633	(39,411)
Other receivables	(4,820)	(398,190)
Prepaid expenses	(112,228)	(78,832)
Long-term prepaid expenses and other assets	(436,503)	6,524
Accounts payable	26,596	565,236
Accrued expenses	731,748	(844,172)
Other current liabilities	276,230	(2,012)
Taxes payable	2,400	2,450
Other non-current liabilities	8,012	(10,146)
Net cash used in operating activities	(5,612,051)	(4,858,663)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of intangibles	-	(23,268)
Purchases of property, plant and equipment	(1,082,635)	(1,026,994)
Net cash used in investing activities	(1,082,635)	(1,050,262)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from the issuance of common stock	30,508,670	-
Proceeds from exercise of stock options	769,723	5,514
Repurchase of treasury stock	(715,668)	-
Net cash provided by financing activities	30,562,725	5,514

EFFECT OF EXCHANGE RATE CHANGES ON CASH	119,430	12,763

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	23,987,469	(5,890,648)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	21,568,422	39,252,432
CASH AND CASH EQUIVALENTS, END OF PERIOD	$45,555,891	$33,361,784

SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for income taxes	$-	$-

 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CELLULAR BIOMEDICINE GROUP, INC.
FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF BUSINESS

As used in this quarterly report, "we", "us", "our", "CBMG", "Company" or "our company" refers to Cellular Biomedicine Group, Inc. and, unless the context otherwise requires, all of its subsidiaries and variable interest entities.

Overview

Cellular Biomedicine Group, Inc. is a clinical stage biopharmaceutical company, principally engaged in the development of therapies for cancer and degenerative diseases utilizing proprietary cell-based technologies. Our technology includes two major platforms: (i) Immune cell therapy for treatment of a broad range of cancer indications comprised of technologies in Chimeric Antigen Receptor modified T cells (CAR-T), T-Cell Receptor (TCR), cancer vaccine, and (ii) human adipose-derived mesenchymal progenitor cells (haMPC) for treatment of joint and autoimmune diseases. CBMG’s Research& Development are based in China and the U.S., and its manufacturing facilities are based in China in the cities of Shanghai, Wuxi, and Beijing.

We are focused on developing and marketing safe and effective cell-based therapies based on our cellular platforms, to treat cancer, orthopedic diseases and metabolic diseases. We have developed proprietary technologies and know-hows in our cell therapy platforms. We are conducting clinical studies in China with our stem cell based therapies to treat knee osteoarthritis (“KOA”). We have completed a Phase IIb autologous haMPC KOA clinical study and published its promising results. Led by Shanghai Renji Hospital, one of the largest teaching hospitals in China, we have also completed a Phase I clinical trial of our off-the-shelf allogeneic haMPC (AlloJoin™) therapy for treating KOA patients. We have also completed and presented the Allojoin™ Phase I 48-week data in China.

Our primary target market is Greater China. We believe that our cell-based therapies will be able to help patients with high unmet medical needs. We expect to carry out clinical studies leading to the eventual CFDA approval of our products through Biologics License Application (BLA) filings and authorized clinical centers throughout Greater China.

We have launched clinical trials using our CAR-T products in B-cell non-Hodgkin lymphoma ("NHL"), Diffuse large B-cell lymphoma (“DLBCL”) and adult acute lymphoblastic leukemia (“ALL”). We may also establish partnerships with other companies for co-development in CAR-T, TCR-T and stem cell based therapies. We are striving to build a highly competitive research and development function, a translational medicine unit, along with a well-established cellular manufacturing capability and ample capacity, to support the development of multiple assets in multiple indications. These efforts will allow us to boost the Company's Immuno-Oncology presence and pave the way for additional future partnerships.

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

NOTE 2 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”) for reporting on Form 10-Q. Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements herein. The unaudited Condensed Consolidated Financial Statements herein should be read in conjunction with the historical consolidated financial statements of the Company for the years ended December 31, 2017 included in our Annual Report on Form 10-K for the year ended December 31, 2017. Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

Principles of Consolidation

Our unaudited condensed consolidated financial statements reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of our financial position and results of operations. Such adjustments are of a normal recurring nature, unless otherwise noted. The balance sheet as of March 31, 2018 and the results of operations for the three months ended March 31, 2018 are not necessarily indicative of the results to be expected for any future period.

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

Recent Accounting Pronouncements

Accounting pronouncements adopted during the three months ended March 31, 2018

In May 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-09, “Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting” (“ASU 2017-09”), which provides guidance on determining which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting under Topic 718. The amendments in this ASU are effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period, for (1) public business entities for reporting periods for which financial statements have not yet been issued and (2) all other entities for reporting periods for which financial statements have not yet been made available for issuance. The amendments in this ASU should be applied prospectively to an award modified on or after the adoption date. The adoption of the ASU 2017-09 did not have a material impact on the Company’s consolidated financial statements.

In February 2017, the FASB issued ASU No. 2017-05, “Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets” (“ASU 2017-05”), which clarifies the scope of the nonfinancial asset guidance in Subtopic 610-20. This ASU also clarifies that the derecognition of all businesses and nonprofit activities (except those related to conveyances of oil and gas mineral rights or contracts with customers) should be accounted for in accordance with the derecognition and deconsolidation guidance in Subtopic 810-10. The amendments in this ASU also provide guidance on the accounting for what often are referred to as partial sales of nonfinancial assets within the scope of Subtopic 610-20 and contributions of nonfinancial assets to a joint venture or other non-controlled investee. The amendments in this ASU are effective for annual reporting reports beginning after December 15, 2017, including interim reporting periods within that reporting period. Public entities may apply the guidance earlier but only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The adoption of the ASU 2017-05 did not have a material impact on the Company’s consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash” (“ASU 2016-18”), which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments in this ASU do not provide a definition of restricted cash or restricted cash equivalents. The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The adoption of the ASU 2016-18 did not have a material impact on the Company’s consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”), which addresses the following eight specific cash flow issues: debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies (including bank-owned life insurance policies; distributions received from equity method investees; beneficial interests in securitization transactions; and separately identifiable cash flows and application of the predominance principle. The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The adoption of the ASU 2016-15 did not have a material impact on the Company’s consolidated financial statements.

In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”). The amendments in this update require all equity investments to be measured at fair value with changes in the fair value recognized through net income (other than those accounted for under equity method of accounting or those that result in consolidation of the investee). The amendments in this update also require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. In addition, the amendments in this update eliminate the requirement for to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet for public entities. For public business entities, the amendments in ASU 2016-01 are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Except for the early application guidance discussed in ASU 2016-01, early adoption of the amendments in this update is not permitted. The adoption of the ASU 2016-01 did not have a material impact on the Company’s consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”), which amended the existing accounting standards for revenue recognition. ASU 2014-09 establishes principles for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. ASU 2014-09 and its related clarifying ASUs are effective for annual reporting periods beginning after December 15, 2017 and interim periods within those annual periods. The Company adopted ASC Topic 606, Revenue from Contracts with Customers, in the first quarter of 2018 using the modified retrospective transition approach. Because the Company’s primary source of revenues for the three-month period ended March 31, 2018 was only from cell banking services as well as cell therapy technology services, and the service revenues are recognized when the cell banking and cell therapy technology services are rendered (i.e., the two performance obligations that arise from its contracts with customers are satisfied), the impact on its consolidated financial statements from adoption of ASC Topic 606 is not material.

Accounting pronouncements not yet effective to adopt

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

NOTE 3 – VARIABLE INTEREST ENTITIES

VIEs are those entities in which a company, through contractual arrangements, bears the risk of, and enjoys the rewards normally associated with ownership of the entity, and therefore the Company is the primary beneficiary of the entity. Cellular Biomedicine Group Ltd (Shanghai) (“CBMG Shanghai”) and all of its subsidiaries are variable interest entities (VIEs), through which the Company conducts stem cell and immune therapy research and clinical trials in China. The registered shareholders of CBMG Shanghai are Lu Junfeng and Chen Mingzhe, who together own 100% of the equity interests in CBMG Shanghai. The initial capitalization and operating expenses of CBMG Shanghai are funded by our wholly foreign-owned enterprise (“WFOE”), Cellular Biomedicine Group Ltd. (Wuxi) (“CBMG Wuxi”). The registered capital of CBMG Shanghai is ten million RMB and was incorporated on October 19, 2011. Agreen Biotech Co. Ltd. (“AG”) was 100% acquired by CBMG Shanghai in September 2014. AG was incorporated on April 27, 2011 and its registered capital is five million RMB. In January 2017, CBMG Shanghai established two fully owned subsidiaries - Wuxi Cellular Biopharmaceutical Group Ltd. and Shanghai Cellular Biopharmaceutical Group Ltd, which are located in Wuxi and Shanghai respectively. For the period ended March 31, 2018 and 2017, 52% and nil of the Company revenue is derived from VIEs respectively.

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

The Company has aggregated the financial information of CBMG Shanghai and its subsidiaries in the table below. The aggregate carrying value of assets and liabilities of CBMG Shanghai and its subsidiaries (after elimination of intercompany transactions and balances) in the Company’s condensed consolidated balance sheets as of March 31, 2018 and December 31, 2017 are as follows:

	March 31,	December 31,
	2018	2017
Assets
Cash	$1,559,223	$2,337,173
Other receivables	832,490	773,384
Prepaid expenses	1,817,395	1,750,509
Total current assets	4,209,108	4,861,066

Property, plant and equipment, net	14,128,478	12,477,315
Intangibles	1,520,386	1,516,449
Long-term prepaid expenses and other assets	2,795,888	2,920,257
Total assets	$22,653,860	$21,775,087

Liabilities
Accounts payable	$256,485	$181,231
Other payables	2,295,143	1,631,582
Payroll accrual	1,318,687	682,248
Deferred income	5,097	9,810
Total current liabilities	$3,875,412	$2,504,871

Other non-current liabilities	198,848	183,649
Total liabilities	$4,074,260	$2,688,520

NOTE 4 – OTHER RECEIVABLES

The Company pays deposits on various items relating to office expenses. Management has classified these deposits as other receivables as the intention is to recover these deposits in less than 12 months. As of March 31, 2018 and December 31, 2017 the amounts of other receivables was $937,447 and $902,940, respectively.

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT

As of March 31, 2018 and December 31, 2017, property, plant and equipment, carried at cost, consisted of the following:

	March 31, 2018	December 31, 2017

Office equipment	$108,874	$105,114
Manufacturing equipment	5,543,187	4,781,936
Computer equipment	272,033	233,539
Leasehold improvements	13,177,467	4,196,589
Construction work in process	193,803	7,498,272
	19,295,364	16,815,450
Less: accumulated depreciation	(4,694,966)	(3,842,108)
	$14,600,398	$12,973,342

 For the three months ended March 31, 2018 and 2017, depreciation expense was $726,618 and $222,926, respectively.

NOTE 6 – INVESTMENTS

The Company’s investments represent the investment in equity securities listed in Over-The-Counter (“OTC”) markets of the United States of America:

March 31, 2018 and December 31, 2017	Cost	Gross Unrealized Gains/(losses)	Gross Unrealized Losses more than 12 months	Gross Unrealized Losses less than 12 months	Market or Fair Value
Equity position in Alpha Lujo, Inc.	$251,388	$-	$(221,964)	$-	$29,424
Equity position in Arem Pacific Corporation	480,000	-	-	(240,000)	240,000
Total	$731,388	$-	$(221,964)	$(240,000)	$269,424

There is no unrealized holding gains or losses for the investments that recognized in other comprehensive income for the three months ended March 31, 2018 and 2017.

The Company tracks each investment with an unrealized loss and evaluate them on an individual basis for other-than-temporary impairments, including obtaining corroborating opinions from third party sources, performing trend analysis and reviewing management’s future plans.  When investments have declines determined by management to be other-than-temporary the Company recognizes write downs through earnings.  There is no other-than-temporary impairment of investments for the three months ended March 31, 2018 and 2017.

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

Assets measured at fair value within Level 2 on a recurring basis as of March 31, 2018 and December 31, 2017 are summarized as follows:

	As of March 31, 2018 and December 31, 2017
	Fair Value Measurements at Reporting Date Using:
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Equity position in Alpha Lujo, Inc.	$29,424	$-	$29,424	$-
Equity position in Arem Pacific Corporation	240,000	-	240,000	-
	$269,424	$-	$269,424	$-

 No shares were acquired in the three months ended March 31, 2018 and 2017.

As of March 31, 2018 and December 31, 2017, the Company holds 8,000,000 shares in Arem Pacific Corporation, 2,942,350 shares in Alpha Lujo, Inc. and 2,057,131 shares in Wonder International Education and Investment Group Corporation (“Wonder”), respectively.  Full impairment has been provided for shares of Wonder. All available-for-sale investments held by the Company at March 31, 2018 and December 31, 2017 have been valued based on level 2 inputs due to the limited trading of these companies.

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

As of March 31, 2018 and December 31, 2017, intangible assets, net consisted of the following:

Patents & knowhow & license
	March 31, 2018	December 31, 2017
Cost basis	$17,751,228	$17,674,431
Less: accumulated amortization	(5,788,742)	(5,325,113)
	$11,962,486	$12,349,318

Software
	March 31, 2017	December 31, 2016
Cost basis	$164,468	$158,273
Less: accumulated amortization	(97,172)	(87,899)
	$67,296	$70,374
Total intangibles, net	$12,029,782	$12,419,692

All software is provided by a third party vendor, is not internally developed, and has an estimated useful life of five years. Patents and knowhow are amortized using an estimated useful life of three to ten years. Amortization expense for the three months ended March 31, 2018 and 2017 was $448,870 and $446,813, respectively.

Estimated amortization expense for each of the ensuing years are as follows for the years ending March 31:

Years ending March 31,	Amount
2019	$1,796,957
2020	1,796,181
2021	1,791,184
2022	1,783,466
2023 and thereafter	4,861,994
$12,029,782

NOTE 9 – LEASES

The Company leases facilities under non-cancellable operating lease agreements.  These facilities are located in the United States, Hong Kong and China.  The Company recognizes rental expense on a straight-line basis over the life of the lease period.  Rent expense under operating leases for the three months ended March 31, 2018 and 2017 was approximately $967,432 and $894,885, respectively.

As of March 31, 2018, the Company has the following future minimum lease payments due under the foregoing lease agreements:

Years ending March 31,	Amount
2019	$3,112,005
2020	2,958,850
2021	2,658,663
2022	2,647,712
2023 and thereafter	12,456,024
$23,833,254

NOTE 10 – RELATED PARTY TRANSACTIONS

As of March 31, 2018 and December 31, 2017, accrued expenses included director fees of $31,582 and $25,882 due to independent director Mr. Gang Ji.

The Company advanced petty cash to officers for business travel purpose.  As of March 31, 2018 and December 31, 2017, other receivables due from officers for business travel purpose was nil and $8,531, respectively.

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

During the three months ended March 31, 2018 and 2017, the Company expensed $704,543 and $1,415,751 associate with unvested options awards, $430,338 and $16,156 associated with restricted common stock, respectively.

During the three months ended March 31, 2018 and 2017, options for 102,430 and 600 underlying shares were exercised, 102,430 and 600 shares of the Company’s common stock were issued accordingly.

During the three months ended March 31, 2018 and 2017, 16,311 and 4,035 shares of the Company's restricted common stock were issued to directors, employees and advisors respectively.

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

From June 1, 2017 to March 31, 2018 and January 1, 2018 to March 31, 2018, the Company repurchased 464,256 and 37,462 shares of the Company’s common stock with the total cost of $4,693,597 and $715,668, respectively.  There was no repurchase of stock in 2016. Details are as follows:

	Total number of shares purchased	Average price paid per share

Treasury stock at December 31, 2017	426,794	$9.32
Repurchased during January 1, 2018 to March 31, 2018	37,462	$19.10

Treasury stock at March 31, 2018	464,256	$10.11

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Capital commitments

As of March 31, 2018, the capital commitments of the Company are summarized as follows:

March 31, 2018

Contracts for acquisition of plant and equipment being or to be executed	$3,088,581

NOTE 13 – STOCK BASED COMPENSATION

Our stock-based compensation arrangements include grants of stock options and restricted stock awards under the Stock Option Plan (the “2009 Plan”,“2011 Plan”, “2013 Plan” and the “2014 Plan”), and certain awards granted outside of these plans. The compensation cost that has been charged against income related to stock options for the three months ended March 31, 2018 and 2017 was $704,543 and $1,415,751, respectively. The compensation cost that has been charged against income related to restricted stock awards for the three months ended March 31, 2018 and 2017 was $430,338 and $16,156, respectively.

As of March 31, 2018, there was $4,061,162 all unrecognized compensation cost related to an aggregate of 526,949 of non-vested stock option awards and $351,930 related to an aggregate of 39,103 of non-vested restricted stock awards.  These costs are expected to be recognized over a weighted-average period of 1.9 years for the stock options awards and 1.3 years for the restricted stock awards.

During the three months ended March 31, 2018, the Company issued options under the 2011 Plan, 2013 Plan and 2014 Plan of an aggregate of 30,593 shares of the Company’s common stock. The grant date fair value of these options was $420,679 using Black-Scholes option valuation models with the following assumptions: exercise price equal to the grant date stock price of $14.5 to $21.8, volatility 90.06% to 90.43%, expected life 6.0 years, and risk-free rate of 2.33% to 2.71%. The Company is expensing these options on a straight-line basis over the requisite service period.

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

The following table summarizes stock option activity as of March 31, 2018 and December 31, 2017 and for the three months ended March 31, 2017:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2017	1,892,189	$11.54	7.0	$4,909,194
Grants	30,593
Forfeitures	(5,400)
Exercises	(102,430)
Outstanding at March 31, 2018	1,814,952	$11.90	6.8	$12,051,569

Vested and exercisable at March 31, 2018	1,288,003	$10.99	6.1	$9,622,751

Exercise	Number of Options
Price	Outstanding	Exercisable

$3.00 - $4.95	185,547	185,547
$5.00 - $9.19	493,654	439,474
$11.05+	1,135,751	662,982
	1,814,952	1,288,003

The aggregate intrinsic value for stock options outstanding is defined as the positive difference between the fair market value of our common stock and the exercise price of the stock options.

Cash received from option exercises under all share-based payment arrangements for the three months ended March 31, 2018 and 2017 was $769,723 and $5,514.

NOTE 14 – NET LOSS PER SHARE

Basic and diluted net loss per common share is computed on the basis of our weighted average number of common shares outstanding, as determined by using the calculations outlined below:

	For the Three Months Ended
	March 31,
	2018	2017
Net loss	$(8,496,423)	$(6,161,993)

Weighted average shares of common stock	16,742,591	14,281,745
Dilutive effect of stock options	-	-
Restricted stock vested not issued	-	-
Common stock and common stock equivalents	16,742,591	14,281,745

Net loss per basic share	$(0.51)	$(0.43)
Net loss per diluted share	$(0.51)	$(0.43)

For the three months ended March 31, 2018 and 2017, the effect of conversion and exercise of the Company’s outstanding options are excluded from the calculations of dilutive net income (loss) per share as their effects would have been anti-dilutive since the Company had generated loss for the three months ended March 31, 2018 and 2017.

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

On December 22, 2017, US President signed tax reform bill (Tax Cut and Jobs Act (H.R.1)) and reduced top corporate tax rate from 35% to 21% effective from January 1, 2018. Pursuant to this new Act, non-operating loss carry back period is eliminated and an indefinite carry forward period is permitted. As of March 31, 2018, the Company had net operating loss carryforwards of $13.9 million for Chinese income tax purposes, such losses are set to expire in 2023 for Chinese income tax purposes. All deferred income tax expense is offset by changes in the valuation allowance pertaining to the Company's existing net operating loss carryforwards due to the unpredictability of future profit streams prior to the expiration of the tax losses.  The Company's effective tax rate differs from statutory rates of 21% for U.S. federal income tax purposes, 15% to 25% for Chinese income tax purpose and 16.5% for Hong Kong income tax purposes due to the effects of the valuation allowance and certain permanent differences as it pertains to book-tax differences in the value of client shares received for services.

Pursuant to the Corporate Income Tax Law of the PRC, all of the Company’s PRC subsidiaries are liable to PRC Corporate Income Taxes (“CIT”) at a rate of 25% except for Cellular Biomedicine Group Ltd. (Shanghai) (“CBMG Shanghai”). According to Guoshuihan 2009 No. 203, if an entity is certified as an “advanced and new technology enterprise”, it is entitled to a preferential income tax rate of 15%. CBMG Shanghai obtained the certificate of “advanced and new technology enterprise” dated October 30, 2015 with an effective period of three years and the provision for PRC corporate income tax for CBMG Shanghai is calculated by applying the income tax rate of 15% from 2015. CBMG Shanghai plans to re-apply for the certificate of “advanced and new technology enterprise” before the October 2015 issued certificate expires in October, 2018.

NOTE 16 – SEGMENT INFORMATION

The Company is engaged in the development of new treatments for cancerous and degenerative diseases utilizing proprietary cell-based technologies, which have been organized as one reporting segment since they have similar nature and economic characteristics. The Company’s principle operating decision maker, the Chief Executive Officer, receives and reviews the result of the operation for all major cell platforms as a whole when making decisions about allocating resources and assessing performance of the Company. In accordance with ASC Topic 280-10, the Company is not required to report the segment information.

NOTE 17 – SUBSEQUENT EVENTS

On April 18, 2018 and April 21, 2018, the China Food and Drug Administration (CFDA) Center for Drug Development (CDE) posted on its website acceptance of the Investigative New Drug (IND) application for CAR-T cancer therapies in treating patients with B-cell non- Hodgkin lymphoma (NHL) and adult acute lymphoblastic leukemia (ALL) submitted by two of the wholly-owned subsidiaries of the Company, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis summarizes the significant factors affecting our results of operations, financial condition and liquidity position for the three months ended March 31, 2018 and 2017, and should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this filing.

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

Recent Developments

On January 3, 2017, we announced the signing of a ten-year lease of an 113,038-square foot building located in the “Pharma Valley” in Shanghai Zhangjiang High-Tech Park. The new facility designed and built to GMP standards will consist of 40,000 square feet dedicated to advanced cell manufacturing. We plan to invest an aggregate of approximately $35 million into the Zhangjiang facility, of which $10 million will be spent to bring the facility into compliance with current GMP standards and around $25 million will be spent on lease of this real estate. At the end of 2017, the combination of new Zhangjiang facility, an expanded Wuxi, and Beijing facilities, have an aggregate of approximately 70,000 square feet for cell manufacturing. The Company expects that it will be capable of supporting clinical trials for five different CAR-T and stem cell products simultaneously, or the ability to produce products to treat approximately 10,000 cancer patients and 10,000 KOA patients per year. To reach this capacity, we are hiring an additional 60 R&D and Manufacturing personnel by end of 2018.

On January 9, 2017, we announced the commencement of patient enrollment in China for our CALL-1 (“CAR-T against Acute Lymphoblastic Leukemia”) Phase I clinical trial of CD19 CAR-T therapy utilizing our optimized proprietary C-CAR011 construct for the treatment of patients with relapsed or refractory (r/r) CD19+ B-cell ALL. The CALL-1 trial began enrollment with more data expected to be available in the first half of 2018. Depending on the Phase I CALL-1 results, CBMG expects to initiate a larger Phase II clinical trial as soon as possible.

On February 27, 2017 we announced the Company received a $2.29 million grant from California Institute of Regenerative Medicine (CIRM) to fund our off-the-shelf AlloJoin™ Allogeneic Stem Cell Therapy for KOA in the United States. On May 4, 2017, the Company received $1.2 million from the CIRM grant, the first of four disbursement totaling $2.29 million to fund our off-the-shelf AlloJoin™ Allogeneic Stem Cell Therapy for KOA in the United States.

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

On May 15, 2017, we announced the addition of a new independent Phase I clinical trial of the Company’s ongoing CARD-1 study in patients with chemorefractory or refractory B cell Non-Hodgkin Lymphoma (NHL). The Company and Shanghai Tongji Hospital (Tongji) are conducting a single arm, non-randomized study to evaluate the safety and efficacy of C-CAR011 (Anti-CD19 single-chain variable fragment (scFv) (41BB-CD3zeta)) therapy in relapsed or refractory B cell NHL patients. The trial will enroll 15 patients comprised of DLBCL, Primary Mediastinal Large B-Cell Lymphoma (PMBCL) and Follicular Lymphoma (FL).

On June 1, 2017, we announced our Board of Directors approved a new stock repurchase program granting the company authority to repurchase up to $10 million in common shares (the “2017 Stock Repurchase Program”) through open market purchases pursuant to a plan adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and in accordance with Rule 10b-18 of the Exchange Act. The 2017 Stock Repurchase Program contemplates repurchase shares of the Company’s common stock in the open market in accordance with all applicable securities laws and regulations. From June 2017 to March 2018 the Company repurchased a total of 464,256 shares at a total cost of $4,693,597, or an average of $10.11/share.

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

On February 15, 2018, the Company obtained a 36 months exclusive option with Augusta University to negotiate a royalty-bearing, exclusive license to the patent rights owned by the Augusta University relating to an invention to identify novel alpha fetoprotein specific T-cell receptors (TCR) for a hepatocellular carcinoma ("HCC") immunotherapy. The Company is evaluating the feasibility and opportunities of this novel alpha fetoprotein TCR to redirect T Cells for the HCC indication.

On March 16, 2018, we issued a press release announcing the presentation of the Allojoin™ Phase I 48-week data in China, as well as the termination of the Company’s U.S. Allojoin™ program with CIRM. Prior to termination, the Company had received $1.2 million of the potential $2.29 million available under the CIRM grant.

On April 18, 2018 and April 21, 2018, the CFDA CDE posted on its website acceptance of the IND application for CAR-T cancer therapies in treating patients with NHL and ALL submitted by two of the wholly-owned subsidiaries of the Company, respectively.

In the next 12 months, we aim to accomplish the following, though there can be no assurances that we will be able to accomplish any of these goals:

●
File Allojoin™ IND application with the CFDA’s CDE in China;

●
Continue to evaluate the path to the Rejoin™ commercialization based on China’s autologous stem cell therapy regulatory development;

●
Bolster R&D resources to fortify our intellectual properties portfolio and scientific development. Continue to develop a competitive immune cell therapy pipeline for CBMG. Seek opportunities to file new patent applications in China and potentially the rest of the world;

●
Continue to identify and evaluate advanced technologies and seek partnerships to bolster our competitive edge in the cell therapy field in China;

●
Confirm the safety and efficacy profile of C-CAR011 in China in refractory aggressive DLBCL and to initiate a larger Phase II clinical trial whenever feasible;

●
Confirm the safety and efficacy of C-CAR011 in relapsed and refractory (r/r) CD19+ B-cell Acute Lymphoblastic Leukemia (ALL) in China, and / to prepare for a follow up multicenter phase IIb trial;

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

●
Advance the evaluation on feasibility and opportunities of novel Alpha Fetoprotein Specific T Cell Receptors (TCR) to redirect T Cells for a HCC Immunotherapy;

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

Cancer. In the cancer field, with the recent build-up of multiple cancer therapeutic technologies, we have prioritized our clinical efforts on CAR-T. We are not actively pursuing the fragmented Tcm technical services opportunities. On November 29, 2016, we announced the approval and commencement of patient enrollment in China for its CARD-1 (“CAR-T Against DLBCL”) Phase I clinical trial utilizing its optimized proprietary C-CAR011 construct of CD19 chimeric antigen receptor T-cell (CAR-T) therapy for the treatment of patients with refractory Diffuse Large B-cell Lymphoma (DLBCL). The CARD-1 trial has begun enrollment with final data expected to be available in the second half of 2018. On January 9, 2017 we announced the approval and commencement of patient enrollment in China for its CALL-1 (“CAR-T against Acute Lymphoblastic Leukemia”) Phase I clinical trial utilizing its optimized proprietary C-CAR011 construct of CD19 chimeric antigen receptor T-cell (“CAR-T”) therapy for the treatment of patients with relapsed or refractory (r/r) CD19+ B-cell Acute Lymphoblastic Leukemia (“ALL”). The CALL-1 trial has begun enrollment with final data expected to be commensurate with the CDE’s approval of the Company’s IND application. On April 21, 2018, the CDE posted on its website acceptance of the IND application for CAR-T cancer therapies in treating patients with adult ALL submitted by our wholly-owned subsidiaries, Cellular Biomedicine Group (Shanghai) Ltd. and Shanghai Cellular Biopharmaceutical Group Ltd. Depending on the Phase I CARD-1 and CALL-1 results, we expect to initiate larger trials to confirm the safety and efficacy profile and support BLA submission as soon as practicable.

On May 15, 2017, we announced the addition of a new independent Phase I clinical trial of the Company’s ongoing CARD-1 study in patients with chemorefractory and aggressive DLBCL. Recruitment has started on patients comprised of DLBCL, Primary Mediastinal Large B-Cell Lymphoma (PMBCL) and Follicular Lymphoma (FL). Final data for this single arm, non-randomized study to evaluate the safety and efficacy of C- CAR011 (Anti-CD19 single-chain variable fragment (scFv) (41BB-CD3f)) therapy in relapsed or refractory B cell Non-Hodgkin Lymphoma (NHL) is expected commensurate with the CDE’s approval of the Company’s IND application. On April 18, 2018, the CDE posted on its website acceptance of the IND application for CAR-T cancer therapies in treating patients with NHL submitted by our wholly-owned subsidiaries, Cellular Biomedicine Group (Shanghai) Ltd. and Shanghai Cellular Biopharmaceutical Group Ltd.

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

In January 2016, we launched the Allogeneic KOA Phase I Trial in China to evaluate the safety and efficacy of AlloJoin™, an off-the shelf allogeneic adipose derived progenitor cell (haMPC) therapy for the treatment of KOA. On August 5, 2016 we completed patient treatment for the Allogeneic KOA Phase I trial, and on December 9, 2016 we announced interim 3-month safety data from the Allogenic KOA Phase I Trial in China. The interim analysis of the trial has preliminarily demonstrated a safety and tolerability profile of AlloJoin™ in the three doses tested, and no serious adverse events (SAE) have been observed. On March 16, 2018, we announced the positive 48-week Allojoin™ Phase I data in China, which demonstrated good safety and early efficacy for the prevention of cartilage deterioration.

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

The unique lines of adult adipose-derived stem cells and the immune cell therapies enable us to create multiple cell formulations in treating specific medical conditions and diseases. The quality management systems of CBMG Shanghai were issued a Certificate of ISO-9001:2008 and to be updated to 9001:2015 in this year. (i)The cleanrooms in our new facility are ISO certified and in compliance with China’s Good Manufacture Practice of Medical Products; (ii) the equipment in the new Shanghai facility has been calibrated and qualified, and the biological safety cabinets were ISO certified. The quality management systems of CBMG Wuxi were issued a Certificate of ISO-9001 and we are in the process of qualifying the new Wuxi site.

Our proprietary processes and procedures include (i) banking of allogenic cellular product and intermediate product; (ii) manufacturing procedures of GMP-grade viral vectors; (iii) manufacturing procedures of GMP-grade cellular product; (iv)analytical testing to ensure the safety, identity, purity and potency of cellular product.

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

In August 2017, the U.S. FDA approved Novartis’ CAR-T therapy on relapsed or refractory (r/r) acute lymphoblastic leukemia (ALL), the most common cancer in children. Current treatments show a rate of 80% remission using intensive chemotherapy. However, there are almost no conventional treatments to help patients who have relapsed or are refractory to traditional treatment. Novartis’ Tisagenlecleucel (Kymriah), a CD19-targeted CAR-T therapy for children and adolescents with r/r ALL has shown results of complete and long lasting remission, which led the FDA to approve the drug funded by Novartis as the first CAR-T therapy.

In October 2017, the U.S. FDA approved Kite Pharmaceuticals’ (Gilead) CAR-T therapy for diffuse large B-cell lymphoma (DLBCL), the most common type of NHL in adults. The initial results of axicabtagene ciloleucel (Yescarta), Kite Pharma’s drug for non-Hodgkin’s lymphoma, showed four out of seven patients treated achieved complete remission, which continued after 12 months. The prognosis of high-grade chemo refractory NHL is dismal with a medium survival time of a few weeks. Yescarta is a therapy for patients who have not responded to or who have relapsed after at least two other kinds of treatment.

In December 2017, the Chinese government issued trial guidelines concerning the development and testing of cell therapy products in China. Although these trial guidelines are not yet codified as mandatory regulation, we believe they provide a measure of clarity and a preliminary regulatory pathway for our cell therapy operations in a still uncertain regulatory environment. On April 18 and April 21, 2018, the CDE posted on its website acceptance of the IND application for CAR-T cancer therapies in treating patients with NHL and adult ALL submitted by the Company’s wholly-owned subsidiaries Cellular Biomedicine Group (Shanghai) Ltd. and Shanghai Cellular Biopharmaceutical Group Ltd.

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

Since the acquisition of Beijing Agreen Biotechnology Co. Ltd. (“AG”) in 2014, we have been engaging in efforts to monetize AG’s U.S. and Chinese intellectual property for immune cell therapy preparation methodologies and patient immunity assessment by engaging with prominent hospitals to conduct pre-clinical and clinical studies in specific cancer indications. The T Cell clonality analysis technology patent, together with AG’s other know-how for immunity analysis, will enable the Company to establish an immunoassay platform that is crucial for immunity evaluation of patients with immune disorders as well as cancerous diseases that are undergoing therapy. We will continue to seek to empower hospitals' immune cell cancer therapy development programs that help patients improve their quality of life and improve their survival rate.

We believe that few competitors in China are as well-equipped as we are in the clinical trial development, diversified international standard protocol compliant manufacturing facilities, quality assurance and control processes, regulatory compliance vigor, as well as continuous process improvement stemming from our strategic alliance with General Electric Healthcare’s FlexFactory™ platform which is expected to be designed to speed up manufacturing timelines for its cell therapy clinical trials and commercial launch, and Thermo Fisher Scientific (China)’s automated cell therapy manufacturing system.

We intend to continue our business development efforts by adding other proven domestic and international biotechnology partners to monetize the China health care market.

In order to expedite fulfillment of patient treatment CBMG has been actively developing technologies and products with a strong intellectual properties protection, including haMPC, derived from fat tissue, for the treatment of KOA and other indications. CBMG’s acquisition of a 36-month exclusive option to license the patent rights owned by the Augusta University relating to an invention to identify novel alpha fetoprotein specific T-cell receptors (TCR) for a hepatocellular carcinoma ("HCC") immunotherapy provides an enlarged opportunity to expand the application of CBMG’s cancer therapy-enabling technologies and to initiate clinical trials with leading cancer hospitals.

CBMG's proprietary and patent-protected production processes enable us to produce raw material, manufacture cells, and conduct cell banking and distribution. Our clinical protocols include medical assessment to qualify each patient for treatment, evaluation of each patient before and after a specific therapy, cell transplantation methodologies including dosage, frequency and the use of adjunct therapies, potential adverse effects and their proper management. Applying our proprietary intellectual property, we will be able to customize specialize formulations to address complex diseases and debilitating conditions.

We operate our manufacturing facilities under the design of the standard good manufacturing practice ("GMP") conditions in the ISO accredited laboratories standard. We employ an institutionalized and proprietary process and quality management system to optimize reproducibility and to hone our efficiency. Our four China facilities are designed and built to meet international GMP standards in Beijing, Shanghai and Wuxi. With our integrated Plasmid, Viral Vectors, and CAR-T cells Chemistry, Manufacturing, and Controls processes and expanding capacity, we are highly distinguishable with other companies in the cellular medicine space.

In total, our facilities have approximately 70,000 square feet of space and are expected to have a capacity to provide therapies that can treat approximately 10,000 cancer patients and 10,000 patients per year.

Most importantly, our seasoned cell therapy team members have decades of highly-relevant experience in China, European Union, and the United States. We believe that these are the primary factors that make CBMG a high quality cell products manufacturer in China.

Our Targeted Indications and Potential Therapies

Knee Osteoarthritis (KOA)

We are currently pursuing two primary therapies for the treatment of KOA: our Re-Join® therapy and our AlloJoin™ therapy.

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

In January 2016, we launched the Allogeneic KOA Phase I Trial in China to evaluate the safety and efficacy of AlloJoin™, an off-the shelf haMPC therapy for the treatment of KOA. On August 5, 2016 we completed patient treatment for the Allogeneic KOA Phase I trial. On August 5, 2016 we completed patient treatment for the Allogenic KOA Phase I Trial, and on December 9, 2016, we announced interim 3-month safety data from the Allogenic KOA Phase I Trial in China. The interim analysis of the trial has preliminarily demonstrated a safety and tolerability profile of AlloJoin™ in the three doses tested, and no SAEs have been observed. On March 16, 2018, we announced the positive 48-week Allojoin™ Phase I data in China, which demonstrated good safety and early efficacy for the prevention of cartilage deterioration.

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

Adult mesenchymal stem cells can currently be isolated from a variety of adult human sources, such as liver, bone marrow, and adipose (fat) tissue. We believe the advantages in using adipose tissue (as opposed to bone marrow or blood) are that it is one of the richest sources of pluripotent cells in the body, the easy and repeatable access to fat via liposuction, and the simple cell isolation procedures that can begin to take place even on-site with minor equipment needs. The procedure we are testing for autologous KOA involves extracting a very small amount of fat using a minimally invasive extraction process which takes up to 20 minutes and leaves no scarring. The haMPC cells are then processed and isolated on site, and injected intra articularly into the knee joint with ultrasound guidance.  For allogeneic KOA we use donor haMPC cells.

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

In order to bring haMPC-based KOA therapy to market, our market strategy is to: (a) establish regional laboratories that comply with cGMP standards in Shanghai and Beijing that meet Chinese regulatory approval; and (b) submit to the CFDA an IND package for Allojoin™ to treat patients with donor haMPC cells, and (c) file joint applications with Class AAA hospitals to use Re-Join® to treat patients with their own haMPC cells.

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

Our strategy is, through the acquisition of AG and the technologies and pre-clinical and clinical data of University of the South Florida and PLAGH, to become an immune cell business leader in the China cancer therapy market and specialty pharmaceutical market by utilizing CBMG’s attractiveness as a Nasdaq listed company to consolidate key China immune cell technology leaders with fortified intellectual property and ramp up revenue with first mover’s advantage in a safe and efficient manner.  The Company plans to accelerate cancer trials in China by using the knowledge and experience gained from the Company’s ongoing KOA trials and the recent, CAR-T and Tcm technologies. However, it remains unclear whether our clinical trials will qualify for CFDA’s priority review, which is granted to high-quality innovative medicine as maintenance therapy in subjects with advanced cancer who have limited options following surgery and front-line platinum/taxane chemotherapy to improve their progression-free survival. By applying U.S. SOP and protocols and following authorized treatment plans in China, we believe we are differentiated from our competition as we believe we have first mover’s advantage in manufacturing.

Competition

Many companies operate in the cellular biopharmaceutical field.  In 2010, the FDA approved the first cell therapy for Dendreon Corporation to apply an autologous cellular immunotherapy for the treatment of a certain type of prostate cancer.  In May 2012 the Canadian authorities approved the first stem cell drug and granted Osiris Therapeutics’ manufactured stem cell product for use in the pediatric graft-versus-host disease.  To date there are many publicly listed and several private cellular biopharmaceutical focused companies outside of China with varying phases of clinical trials addressing a variety of diseases.  We compete with these companies in bringing cellular therapies to the market.  However, our focus is to develop a core business in the China market.  This difference in focus places us in a different competitive environment from other western companies with respect to fund raising, clinical trials, collaborative partnerships, and the markets in which we compete.

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

Our primary competitors in the field of stem cell therapy for osteoarthritis, and other indications include Beike, Cytori Therapeutics Inc., Caladrius Biosciences, Inc. and others.  Among our competitors, to our knowledge, the only ones based in and operating in Greater China are Beike, Lorem Vascular, which has partnered with Cytori to commercialize Cytori Cell Therapy for the cardiovascular, renal and diabetes markets in China and Hong Kong, and OLife Bio, a Medi-Post joint venture with JingYuan Bio in Taian, Shandong Province, who planned to initiate clinical trial in China in 2016.

Our primary competitors in the field of cancer immune cell therapies include pharmaceutical, biotechnology companies such as Novartis, Juno Therapeutics, Inc., Kite Pharma, Inc., CARSgen, Sorrento Therapeutics, Inc. and others.  Among our competitors, the ones based in and operating in Greater China are BeiGene, Limited, CARsgen, Hrain Biotechnology, Nanjing Legend Biotechnology, Galaxy Biomed, Persongen and Anke Biotechnology, Shanghai Minju Biotechnology, Unicar Therapy, Immuno China Biotech, Chongqing Precision Biotech, SiDanSai Biotechnology and China Oncology Focus Limited, which has licensed Sorrento’s anti-PD-L1 monoclonal antibody for Greater China. Other western big pharma and biotech companies in the cancer immune cell therapies space are starting to make inroads into China by partnering or seeking to partner with local companies. For example, in April, 2016, Seattle-based Juno Therapeutics, Inc started a new company with WuXi AppTec in China named JW Biotechnology (Shanghai) Co., Ltd. Its mission is to build China's leading cell therapy company by leveraging Juno's chimeric antigen receptor (CAR) and T cell receptor (TCR) technologies together with WuXi AppTec's R&D and manufacturing platform and local expertise to develop novel cell-based immunotherapies for patients with hematologic and solid organ cancers. In January 2017, Shanghai Fosun Pharmaceutical created a joint venture with Santa Monica-based Kite Pharma Inc. to develop, manufacture and commercialize axicabtagene ciloleucel CAR-T product in China with the option to include additional products, including two T cell receptor (TCR) product candidates from Kite. Axicabtagene ciloleucel is Kite's lead product candidate and is an investigational chimeric antigen receptor (CAR) T-cell therapy under development for the treatment of B-cell lymphomas and leukemias. In late 2017 Gilead acquired Kite Pharma for $11.9 billion. On January 22, 2018 Celgene announced that it had agreed to buy Juno Therapeutics for approximately $9 billion.

The CFDA has received applications for CD19 chimeric antigen receptor T cells cancer therapies from companies comprised of the Company, Nanjing Legend Biotechnology, Chengdu Yinhe Biological Medicine, Shanghai HRAIN Biotechnology, Carsgene Biomedicine (Shanghai), Biogene ANKE Cell Technology and Shanghai Mingju Biotechnology.

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

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. On an ongoing basis, our management evaluates the estimates, including those related to revenue recognition, accounts receivable, long-lived assets, goodwill and other intangibles, investments, stock-based compensation, and income taxes. Of the accounting estimates we routinely make relating to our critical accounting policies, those estimates made in the process of determining the valuation of accounts receivable, long-lived assets, and goodwill and other intangibles, measuring share-based compensation expense, preparing investment valuations, and establishing income tax valuation allowances and liabilities are the estimates most likely to have a material impact on our financial position and results of operations. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. However, because these estimates inherently involve judgments and uncertainties, there can be no assurance that actual results will not differ materially from those estimates.

ASC Topic 606, Revenue from Contracts with Customers, was effective during the three months ended March 31, 2018. ASC Topic 606 amended the existing accounting standards for revenue recognition (ASC Topic 605, Revenue Recognition) and established principles for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. The Company adopted ASC Topic 606 in the first quarter of 2018 using the modified retrospective transition approach. Because the Company’s primary source of revenues for the three-month period ended March 31, 2018 was only from cell banking services as well as cell therapy technology services, and the service revenues are recognized when the cell banking and cell therapy technology services are rendered (i.e., the two performance obligations that arise from its contracts with customers are satisfied) , the impact on its consolidated financial statements from adoption of ASC Topic 606 is not material.

Other than as discussed above, during the three months ended March 31, 2018, we believe that there have been no significant changes to the items that we disclosed as our critical accounting policies and estimates in the “Critical Accounting Policies and Estimates” section of Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Results of Operations

Below is a discussion of the results of our operations for the three months ended March 31, 2018 and 2017. These results are not necessarily indicative of result that may be expected in any future period. Our prospects should be considered in light of the risks, expenses and difficulties that we may encounter. We may not be successful in addressing these risks and difficulties.

Comparison of Three Months Ended March 31, 2018 to Three Months Ended March 31, 2017

The descriptions in the results of operations below reflect our operating results as set forth in our Consolidated Statement of Operations filed herewith.

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
	As stated	As stated
Net sales and revenue	$50,961	$98,425

Operating expenses:
Cost of sales	22,300	37,402
General and administrative	3,188,797	3,185,247
Selling and marketing	74,585	117,884
Research and development	5,273,951	3,044,125
Impairment of investments	-	-
Total operating expenses	8,559,633	6,384,658
Operating loss	(8,508,672)	(6,286,233)

Other income
Interest income	5,449	49,182
Other income	9,200	77,508
Total other income	14,649	126,690
Loss before taxes	(8,494,023)	(6,159,543)

Income taxes provision	(2,400)	(2,450)

Net loss	$(8,496,423)	$(6,161,993)
Other comprehensive income:
Cumulative translation adjustment	818,361	53,669
Total other comprehensive income:	818,361	53,669
Comprehensive loss	$(7,678,062)	$(6,108,324)

Net loss per share:
Basic	$(0.51)	$(0.43)
Diluted	$(0.51)	$(0.43)

Weighted average common shares outstanding:
Basic	16,742,591	14,281,745
Diluted	16,742,591	14,281,745
____________________________
* These line items include the following amounts of non-cash, stock-based compensation expense for the periods indicated:

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
	As stated	As stated
Cost of sales	-	11,139
General and administrative	562,321	867,585
Selling and marketing	20,992	(2,382)
Research and development	551,568	555,565
	1,134,881	1,431,907

Results of Operations

Net sales and revenue

	2018	2017	Change	Percent
For the three months ended March 31,	$50,961	$98,425	$(47,464)	(48)%

Revenue for three months period ended March 31, 2018 was mainly derived from cell banking services as well as cell therapy technology service. Whereas revenue for three months period ended March 31, 2017was derived only from cell therapy technology service.

Cost of Sales

	2018	2017	Change	Percent
For the three months ended March 31,	$22,300	$37,402	$(15,102)	(40)%

The cost of sales in the three months ended March 31, 2018 was commensurate with the sales volume.

General and Administrative Expenses

	2018	2017	Change	Percent
For the three months ended March 31,	$3,188,797	$3,185,247	$3,550	0%

General and administrative expense did not fluctuate significantly from the three months ended March 31, 2017 to the comparable period in 2018, and changes were primarily attributed to the following:

o
A decrease in stock-based compensation expense of $305,000, which primarily resulted from the decline in volume of unvested options;
o
A decrease in rental expense of $543,000, which mainly resulted from the opening of our facility located in the “Pharma Valley” of Shanghai in November 2017. Following the opening, the majority of the rental expense was absorbed in research and development expenses;
o
An increase in depreciation of $72,000, which mainly resulted from opening and depreciation of our facility located in the “Pharma Valley” of Shanghai;
o
An increase in legal, audit and other professional fees of $324,000, a majority of which is attributable to a new capital market advisory expense incurred in the first quarter 2018; and
o
An increase in payroll of $357,000 due to retention bonuses to employees in 2018.

Selling and Marketing Expenses

	2018	2017	Change	Percent
For the three months ended March 31,	$74,585	$117,884	$(43,299)	(37)%

Sales and marketing expenses decreased by approximately $43,000 in the three months ended March 31, 2018 as compared to the three months ended March 31, 2017, primarily as a result of a severance payment in 2017.

Research and Development Expenses

	2018	2017	Change	Percent
For the three months ended March 31,	$5,273,951	$3,044,125	$2,229,826	73%

Research and development costs increased by approximately $2,230,000 in the three months ended March 31, 2018 as compared to the three months ended March 31, 2017. The increase was primarily attributed to the pick-up in our development work and new talents recruited for anti-BCMA target for multiple myeloma, and other solid tumor indications at our newly operating state of the art GMP facility.

Operating Loss

	2018	2017	Change	Percent
For the three months ended March 31,	$(8,508,672)	$(6,286,233)	$(2,222,439)	35%

The increase in the operating loss for the three months ended March 31, 2018 as compared to the same period in 2017 is primarily due to changes in revenues, general and administration expenses and research and development expenses, each of which is described above.

Total Other Income

	2018	2017	Change	Percent
For the three months ended March 31,	$14,649	$126,690	$(112,041)	(88)%

Other income for the three months ended March 31, 2018 was primarily interest income of $5,000 and subsidy income of $15,000, netting of foreign currency exchange loss of $4,000 and equipment disposal loss of $1,000. Other income for the three months ended March 31, 2017 was primarily interest income of $49,000 and subsidy income of $80,000.

Income Taxes Provision

	2018	2017	Change	Percent
For the three months ended March 31,	$(2,400)	$(2,450)	$50	N/A

While we have optimistic plans for our business strategy, we determined that a valuation allowance was necessary given the current and expected near term losses and the uncertainty with respect to our ability to generate sufficient profits from our business model. Therefore, we established a valuation allowance for deferred tax assets other than the extent of the benefit from other comprehensive income. Income tax expense for three months ended March 31, 2018 and 2017 all represent US state tax.

Net Loss

	2018	2017	Change	Percent
For the three months ended March 31,	$(8,496,423)	$(6,161,993)	$(2,334,430)	38%

Changes in net loss are primarily attributable to changes in operations which are described above.

Comprehensive Loss

	2018	2017	Change	Percent
For the three months ended March 31,	$(7,678,062)	$(6,108,324)	$(1,569,738)	26%

Comprehensive loss for the three months ended March 31, 2018 includes a currency translation net gain of approximately $818,000 combined with the changes in net loss. Comprehensive income for the three months ended March 31, 2017 includes a currency translation net gain of approximately $54,000 combined with the changes in net loss.

Liquidity and Capital Resources

We had working capital of $43,450,816 as of March 31, 2018 compared to $20,850,823 as of December 31, 2017. Our cash position increased to $45,555,891 at March 31, 2018 compared to $ 21,568,422 at December 31, 2017, primarily due to an increase in cash provided by financing activities, offset by cash used in operating and investment activities, as further described below.

Net cash provided by or used in operating, investing and financing activities from continuing operations was as follows:

Net cash used in operating activities was approximately $5,612,000 and $4,859,000 for the three months ended March 31, 2018 and 2017, respectively. The following table reconciles net loss to net cash used in operating activities:

For the three months ended March 31,	2018	2017	Change
Net loss	$(8,496,423)	$(6,161,993)	$(2,334,430)
Non cash transactions	2,311,304	2,101,883	209,421
Changes in operating assets, net	573,068	(798,553)	1,371,621
Net cash used in operating activities	$(5,612,051)	$(4,858,663)	$(753,388)

The 2018 change in non-cash transaction was primarily due to the increase in depreciation and amortization of $506,000 netting of the decline in share based compensation of $297,000 compared with same period in 2017.

Net cash used in investing activities was approximately $1,083,000 and $1,050,000 in the three months ended March 31, 2018 and 2017, respectively.  These amounts were primarily the result of additional new equipment and facility improvement.

Cash provided by financing activities was approximately $30,563,000 and $6,000 in the three months ended March 31, 2018 and 2017, respectively. Net cash inflow in the financing activities in 2017 was mainly attributed to the proceeds received from the issuance of common stock and exercise of options net of the repurchase of the Company’s common stock.

Liquidity and Capital Requirements Outlook

We anticipate that the Company will require approximately $42 million in cash to operate as planned in the coming 12 months. Of this amount, approximately $30 million will be used in daily operation and approximately $12 million will be used as capital expenditure, although we may revise these plans depending on the changing circumstances of our biopharmaceutical business.

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

On April 15, 2016, the Company completed the second and final closing of a financing transaction with Wuhan Dangdai Science & Technology Industries Group Inc., pursuant to which the Company sold to the Investor 2,006,842 shares of the Company’s common stock, par value $0.001 per share, for approximately $38,130,000 in gross proceeds. As previously disclosed in a Current Report on Form 8-K filed on February 10, 2016, the Company conducted the initial closing of the financing on February 4, 2016. The aggregate gross proceeds from both closings in the financing totaled approximately $43,130,000. In the aggregate, 2,270,000 shares of Common Stock were issued in the financing. On March 22, 2016, the Company filed a registration statement on Form S-3 to offer and sell from time to time, in one or more series, any of the securities of the Company, for total gross proceeds up to $150,000,000. On June 17, 2016, the SEC declared the S-3 effective; we have yet to utilize any of the $150,000,000 registered under the S-3. On December 26, 2017, the Company entered into a Share Purchase Agreement with two investors, pursuant to which the Company agreed to sell and the two investors agreed to purchase from the Company, an aggregate of 1,166,667 shares of the Company’s common stock, par value $0.001 per share, at $12.00 per share, for total gross proceeds of approximately $14,000,000. The transaction closed on December 28, 2017. Together with a private placement with three of its executive officers on December 22, 2017, the Company raised an aggregate of approximately $14.5 million in the two private placements in December 2017. On January 30, 2018 and February 5, 2018, the Company entered into Securities Purchase Agreements with certain investors, pursuant to which the Company agreed to sell, and the Investors agreed to purchase from the Company, an aggregate of 1,719,324 shares of the Company’s common stock, par value $0.001 per share, at $17.80 per share, for total gross proceeds of approximately $30.6 million.  The February 2018 Private Placement closed on February 5, 2018. On March 5, 2018, the Company filed a registration statement on Form S-3 for resale of up to 2,927,658 shares acquired on three private placement financing on December, 2017 and on February 2018. On April 9, 2018, the SEC declared the S-3 effective; and on April 11, 2018 we filed the requisite resale prospectus. As we continue to incur losses, achieving profitability is dependent upon the successful development of our cell therapy business and commercialization of our technology in research and development phase, which is a number of years in the future. Once that occurs, we will have to achieve a level of revenues adequate to support our cost structure. We may never achieve profitability, and unless and until we do, we will continue to need to raise additional capital. Management intends to fund future operations through additional private or public debt or equity offerings, and may seek additional capital through arrangements with strategic partners or from other sources.

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

Contractual Obligations

We have various contractual obligations that will affect our liquidity. The following table sets forth our contractual obligations as of March 31, 2018.

	Payments due by period
Contractual Obligations	Total	Less than	2-3	4-5	More than
		1 year	years	years	5 years
Capital Commitment	$3,088,581	$3,088,581	$-	$-	$-
Operating Lease Obligations	23,833,254	3,112,005	5,617,513	5,295,424	9,808,312
Total	$26,921,835	$6,200,586	$5,617,513	$5,295,424	$9,808,312

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

The Company's cash is mainly held with well-known or state owned financial institutions, such as HSBC, Bank of China and China Merchant Bank etc. Management does not foresee any significant credit risks from these deposits and does not expect that these financial institutions may default and cause losses to the Company.

In respect of receivables, the Company does not obtain collateral from customers. The Company’s exposure to credit risk is influenced mainly by the individual characteristics of each customer rather than the industry, country or area in which the customers operate and therefore significant concentrations of credit risk arise primarily when the Group has significant exposure to individual customers. As of March 31, 2018, 90% of the total accounts receivable was due from the largest customer of the Company.

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

The following table details the Company’s exposure as of March 31, 2018 to currency risk arising from recognised assets or liabilities denominated in a currency other than the functional currency of the entity to which they relate. For presentation purposes, the amounts of the exposure are shown in USD translated using the spot rate as of March 31, 2018. Differences resulting from the translation of the financial statements of entities into the Company’s presentation currency are excluded.

	Exposure to foreign currencies (Expressed in USD)
	As of March 31, 2018
	RMB	USD
Cash and cash equivalents	2,630	3,374,633

Net exposure arising from recognised assets and liabilities	2,630	3,374,633

The following table indicates the instantaneous change in the Company’s net loss that would arise if foreign exchange rates to which the Company has significant exposure at the end of the reporting period had changed at that date, assuming all other risk variables remained constant.

	As of March 31, 2018
	increase/(decrease) in foreign exchange rates	Effect on net loss (Expressed in USD)
RMB (against USD)	5%	(168,600)

	-5%	168,600

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

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2018, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

During the three months ended March 31, 2018, there were no material changes to the risk factors disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As previously disclosed on a Current Report on Form 8-K filed on June 1, 2017, the Company authorized a share repurchase program (the “Share Repurchase Program”), pursuant to which the Company may, from time to time, purchase shares of its common stock for an aggregate purchase price not to exceed $10 million. The table below summarizes purchases made by or on behalf of the Company or affiliated purchasers as defined in Regulation S-K under the Share Purchase Program during the three months ended March 31, 2018.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum dollar value of shares that may yet be purchased under the plans or programs

Prior to 2018	426,794	$9.32	426,794
January 1, 2018 ~ January 31, 2018	-	$-	-
February 1, 2018 ~ February 28, 2018	-	$-	-
March 1, 2018 ~ March 31, 2018	37,462	$19.10	37,462
Total	464,256	$10.11	464,256	5,306,403

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

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

CELLULAR BIOMEDICINE GROUP, INC.
(Registrant)

Date: May 7, 2018	By:	/s/ Bizuo (Tony) Liu
Bizuo (Tony) Liu
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)