Form 10-Q
period 2018-06-30
Cellular Biomedicine Group, Inc.
filed 2018-08-07
CIK 1378624

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 1, 2018, there were 17,522,772 and 16,962,004 shares of common stock, par value $.001 per share, issued and outstanding, respectively.

PART I – FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (Unaudited)

CELLULAR BIOMEDICINE GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30,	December 31,
	2018	2017
		(note 17)
Assets
Cash and cash equivalents	$24,785,867	$21,568,422
Short-term investment	10,000,000	-
Accounts receivable, less allowance for doubtful amounts of $10,655
and $10,789 as of June 30, 2018 and December 31, 2017, respectively	133,876	202,887
Other receivables	150,128	170,842
Prepaid expenses	2,409,101	1,852,695
Total current assets	37,478,972	23,794,846

Long-term investments	240,000	269,424
Property, plant and equipment, net	14,072,278	12,973,342
Goodwill	7,678,789	7,678,789
Intangibles, net	11,538,905	12,419,692
Long-term prepaid expenses and other assets	4,805,996	4,026,203
Total assets (1)	$75,814,940	$61,162,296

Liabilities and Stockholders' Equity

Liabilities:
Accounts payable	$387,860	$225,287
Accrued expenses	1,078,584	1,097,327
Taxes payable	28,875	28,875
Other current liabilities	3,300,520	2,324,632
Total current liabilities	4,795,839	3,676,121

Other non-current liabilities	87,601	183,649
Total liabilities (1)	4,883,440	3,859,770

Commitments and Contingencies (note 12)

Stockholders' equity:

Preferred stock, par value $.001, 50,000,000 shares
authorized; none issued and outstanding as of
June 30, 2018 and December 31, 2017, respectively	-	-

Common stock, par value $.001, 300,000,000 shares authorized;
17,503,238 and 15,615,558 issued; and 16,942,470 and 15,188,764 outstanding,
as of June 30, 2018 and December 31, 2017, respectively	17,503	15,616
Treasury stock at cost: 560,768 and 426,794 shares of common stock
as of June 30, 2018 and December 31, 2017, respectively	(6,513,993)	(3,977,929)
Additional paid in capital	206,839,350	172,691,339
Accumulated deficit	(128,719,496)	(111,036,997)
Accumulated other comprehensive loss	(691,864)	(389,503)
Total stockholders' equity	70,931,500	57,302,526

Total liabilities and stockholders' equity	$75,814,940	$61,162,296

(1)
The Company’s consolidated assets as of June 30, 2018 and December 31, 2017 included $21,776,560 and $21,775,087, respectively, of assets of variable interest entities, or VIEs, that can only be used to settle obligations of the VIEs. Each of the following amounts represent the balances as of June 30, 2018 and December 31, 2017, respectively. These assets include cash and cash equivalents of $1,030,161 and $2,337,173; accounts receivable of $22,670 and $nil; other receivables of $62,677 and $61,735; prepaid expenses of $2,243,855 and $1,750,509; property, plant and equipment, net, of $13,126,061 and $12,477,315; intangibles of $1,421,201 and $1,516,449; and long-term prepaid expenses and other assets of $3,869,935 and $3,631,906. The Company’s consolidated liabilities as of June 30, 2018 and December 31, 2017 included $3,437,199 and $2,688,520, respectively, of liabilities of the VIEs whose creditors have no recourse to the Company. These liabilities include accounts payable of $299,346 and $181,231; other payables of $2,175,830 and $1,631,582; accrued payroll of $854,879 and $682,248, which mainly includes bonus accrual of $757,196 and $673,443; deferred income of $19,543 and $9,810 and other non-current liabilities of $87,601 and $183,649. See further description in Note 3, Variable Interest Entities.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CELLULAR BIOMEDICINE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017

Net sales and revenue	$77,313	$62,914	$128,274	$161,339

Operating expenses:
Cost of sales	54,393	38,097	76,693	75,499
General and administrative	3,121,695	3,319,093	6,310,492	6,504,340
Selling and marketing	92,880	76,385	167,465	194,269
Research and development	6,166,556	3,349,509	11,440,507	6,393,634
Impairment of long-term investments	29,424	-	29,424	-
Total operating expenses	9,464,948	6,783,084	18,024,581	13,167,742
Operating loss	(9,387,635)	(6,720,170)	(17,896,307)	(13,006,403)

Other income :
Interest income	116,835	40,573	122,284	89,755
Other income	84,724	476,079	93,924	553,587
Total other income	201,559	516,652	216,208	643,342
Loss before taxes	(9,186,076)	(6,203,518)	(17,680,099)	(12,363,061)

Income taxes provision	-	-	(2,400)	(2,450)

Net loss	$(9,186,076)	$(6,203,518)	$(17,682,499)	$(12,365,511)
Other comprehensive income (loss):
Cumulative translation adjustment	(1,120,722)	292,452	(302,361)	346,121
Unrealized loss on investments, net of tax	-	(240,000)	-	(240,000)
Total other comprehensive income (loss):	(1,120,722)	52,452	(302,361)	106,121

Comprehensive loss	$(10,306,798)	$(6,151,066)	$(17,984,860)	$(12,259,390)

Net loss per share :
Basic and diluted	$(0.53)	$(0.43)	$(1.03)	$(0.87)

Weighted average common shares outstanding:
Basic and diluted	17,487,184	14,298,973	17,116,944	14,211,888

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CELLULAR BIOMEDICINE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended
	June 30,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(17,682,499)	$(12,365,511)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	2,486,145	1,369,168
Loss / (gain) on disposal of assets	2,721	(49)
Stock based compensation expense	2,477,614	2,902,113
Other than temporary impairment on long-term investments	29,424	-
Changes in operating assets and liabilities:
Accounts receivable	66,451	(50,557)
Other receivables	20,006	(488,480)
Prepaid expenses	(579,479)	13,246
Long-term prepaid expenses and other assets	(649,262)	(237,637)
Accounts payable	114,249	949,142
Accrued expenses	(9,892)	(595,382)
Deferred income	(4,515)	1,069,515
Other current liabilities	166,870	35,542
Other non-current liabilities	(93,732)	(379,161)
Net cash used in operating activities	(13,655,899)	(7,778,051)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from disposal of assets	-	286
Putting six-month deposits with the banks	(10,000,000)	-
Purchases of intangibles	(34,172)	(23,339)
Purchases of assets	(2,167,527)	(3,014,055)
Net cash used in investing activities	(12,201,699)	(3,037,108)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from the issuance of common stock	30,506,521	-
Proceeds from exercise of stock options	1,165,763	73,779
Repurchase of treasury stock	(2,536,064)	(1,357,931)
Net cash provided by financing activities	29,136,220	(1,284,152)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(61,177)	145,324

INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	3,217,445	(11,953,987)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	21,568,422	39,252,432
CASH AND CASH EQUIVALENTS, END OF PERIOD	$24,785,867	$27,298,445

SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for income taxes	$2,400	$-

Note: Six-month deposits of $10,000,000 was recorded as short-term investment and excluded from cash and cash equivalents as of June 30, 2018

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CELLULAR BIOMEDICINE GROUP, INC.
FOR THE THREE MONTHS ENDED JUNE 30, 2018 AND 2017
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF BUSINESS

As used in this quarterly report, "we", "us", "our", "CBMG", "Company" or "our company" refers to Cellular Biomedicine Group, Inc. and, unless the context otherwise requires, all of its subsidiaries and variable interest entities.

Overview

Cellular Biomedicine Group, Inc. is a clinical stage biopharmaceutical company, principally engaged in the development of therapies for cancer and degenerative diseases utilizing proprietary cell-based technologies. Our technology includes two major platforms: (i) Immune cell therapy for treatment of a broad range of cancer indications comprised of technologies in Chimeric Antigen Receptor modified T cells (CAR-T), T-Cell Receptor (TCR), and (ii) human adipose-derived mesenchymal progenitor cells (haMPC) for treatment of joint diseases. CBMG’s Research & Development are based in Gaithersburg, Maryland and Shanghai, China, and its manufacturing facilities are based in China in the cities of Shanghai, Wuxi, and Beijing.

We are focused on developing and marketing safe and effective cell-based therapies based on our cellular platforms, to treat cancer and orthopedic diseases. We have developed proprietary technologies and know-hows in our cell therapy platforms. We are conducting clinical studies in China with our stem cell based therapies to treat knee osteoarthritis (“KOA”). We have completed a Phase IIb autologous haMPC KOA clinical study and published its promising results. Led by Shanghai Renji Hospital, one of the largest teaching hospitals in China, we have completed a Phase I clinical trial of our off-the-shelf allogeneic haMPC (AlloJoin™) therapy for treating KOA patients. We have completed and presented the Allojoin™ Phase I 48-week data in China and have met with the China Food and Drug Administration (“CFDA”) in a pre-IND meeting to discuss methods to potentially enhance development.

Our primary target market is China. We believe that our cell-based therapies will be able to help patients with high unmet medical needs. We expect to carry out clinical studies leading to the eventual CFDA approval of our products through Biologics License Application (BLA) filings and authorized clinical centers throughout Greater China.

We have launched clinical trials using our CAR-T products in B-cell non-Hodgkin lymphoma ("NHL"). Diffuse large B-cell lymphoma (“DLBCL”) and adult acute lymphoblastic leukemia (“ALL”). We may also establish partnerships with other companies for co-development in CAR-T, TCR-T and stem cell based therapies. We are striving to build a highly competitive research and development function, a translational medicine unit, along with a well-established cellular manufacturing capability and ample capacity, to support the development of multiple assets in multiple indications. These efforts will allow us to boost the Company's Immuno-Oncology presence and pave the way for additional future partnerships.

Corporate History

Headquartered in Cupertino, California, the Company is a Delaware biopharmaceutical company focused on developing treatment for cancer and orthopedic diseases for patients in China. The Company started its regenerative medicine business in China in 2009 and expanded to CAR-T therapies in 2014.

NOTE 2 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”) for reporting on Form 10-Q. Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements herein. The unaudited Condensed Consolidated Financial Statements herein should be read in conjunction with the historical consolidated financial statements of the Company for the years ended December 31, 2017 included in our Annual Report on Form 10-K for the year ended December 31, 2017. Operating results for the three and six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

Principles of Consolidation

Our unaudited condensed consolidated financial statements reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of our financial position and results of operations. Such adjustments are of a normal recurring nature, unless otherwise noted. The balance sheet as of June 30, 2018 and the results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of the results to be expected for any future period.

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

Recent Accounting Pronouncements

Accounting pronouncements adopted during the six months ended June 30, 2018

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

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”), which amended the existing accounting standards for revenue recognition. ASU 2014-09 establishes principles for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. ASU 2014-09 and its related clarifying ASUs are effective for annual reporting periods beginning after December 15, 2017 and interim periods within those annual periods. The Company adopted ASC Topic 606, Revenue from Contracts with Customers, in the first quarter of 2018 using the modified retrospective transition approach. Because the Company’s primary source of revenues for the six-month period ended June 30, 2018 was only from cell banking services as well as cell therapy technology services, and the service revenues are recognized when cell banking and cell therapy technology services are rendered (i.e., the two performance obligations that arise from its contracts with customers are satisfied), the impact on its consolidated financial statements from adoption of ASC Topic 606 is not material.

Accounting pronouncements not yet effective to adopt

In June 2018, the FASB issued ASU 2018-07, which simplifies several aspects of the accounting for nonemployee share-based payment transactions resulting from expanding the scope of Topic 718, Compensation-Stock Compensation, to include share-based payment transactions for acquiring goods and services from non-employees. Some of the areas for simplification apply only to nonpublic entities. The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The amendments also clarify that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Topic 606, Revenue from Contracts with Customers. The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. Early adoption is permitted. We do not plan to early adopt this ASU. We are currently evaluating the potential impacts of this updated guidance, and do not expect the adoption of this guidance to have a material impact on our consolidated financial statements and related disclosures.

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

NOTE 3 – VARIABLE INTEREST ENTITIES

VIEs are those entities in which a company, through contractual arrangements, bears the risk of, and enjoys the rewards normally associated with ownership of the entity, and therefore the Company is the primary beneficiary of the entity. Cellular Biomedicine Group Ltd (Shanghai) (“CBMG Shanghai”) and its subsidiaries are variable interest entities (VIEs), through which the Company conducts immune therapy and stem cell research and clinical trials in China. The registered shareholders of CBMG Shanghai are Lu Junfeng and Chen Mingzhe, who together own 100% of the equity interests in CBMG Shanghai.  Lu Junfeng and Chen Mingzhe are not Board members and do not participate in management of the Company. The initial capitalization and operating expenses of CBMG Shanghai are funded by our wholly foreign-owned enterprise (“WFOE”), Cellular Biomedicine Group Ltd. (Wuxi) (“CBMG Wuxi”). CBMG Shanghai was incorporated on October 19, 2011. Agreen Biotech Co. Ltd. (“AG”) was acquired by CBMG Shanghai in September 2014. AG was incorporated on April 27, 2011. In January 2017, CBMG Shanghai established two fully owned subsidiaries - Wuxi Cellular Biopharmaceutical Group Ltd. and Shanghai Cellular Biopharmaceutical Group Ltd, which are located in Wuxi and Shanghai respectively. For the period ended June 30, 2018 and 2017, 42% and nil of the Company revenue is derived from VIEs respectively.

As of June 30, 2018, CBMG Wuxi provided financing to CBMG Shanghai and its subsidiaries in the amount of $24,139,241 for working capital purposes. As of the same date CBMG Shanghai and its subsidiary provided technology services of $21,871,753 to CBMG Wuxi and CBMG Hong Kong and CBMG Wuxi purchased $21,889,333 of intellectual property from CBMG Shanghai. In conjunction with the provided financing, exclusive option agreements were executed granting CBMG Wuxi the irrevocable and exclusive right to convert the unpaid portion of the provided financing into equity interest of CBMG Shanghai at CBMG Wuxi’s sole and absolute discretion. CBMG Wuxi and CBMG Shanghai additionally executed a business cooperation agreement whereby CBMG Wuxi is to provide CBMG Shanghai with technical and business support, consulting services, and other commercial services. The shareholders of CBMG Shanghai pledged 100% of their equity interest in CBMG Shanghai as collateral in the event CBMG Shanghai does not perform its obligations under the business cooperation agreement.

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

The Company has aggregated the financial information of CBMG Shanghai and its subsidiaries in the table below. The aggregate carrying value of assets and liabilities of CBMG Shanghai and its subsidiaries (after elimination of intercompany transactions and balances) in the Company’s condensed consolidated balance sheets as of June 30, 2018 and December 31, 2017 are as follows:

	June 30,	December 31,
	2018	2017
		(note 17)
Assets
Cash	$1,030,161	$2,337,173
Accounts receivables	22,670	-
Other receivables	62,677	61,735
Prepaid expenses	2,243,855	1,750,509
Total current assets	3,359,363	4,149,417

Property, plant and equipment, net	13,126,061	12,477,315
Intangibles	1,421,201	1,516,449
Long-term prepaid expenses and other assets	3,869,935	3,631,906
Total assets	$21,776,560	$21,775,087

Liabilities
Accounts payable	$299,346	$181,231
Other payables	2,175,830	1,631,582
Accrued payroll *	854,879	682,248
Deferred income	19,543	9,810
Total current liabilities	$3,349,598	$2,504,871

Other non-current liabilities	87,601	183,649
Total liabilities	$3,437,199	$2,688,520

* Accrued payroll mainly includes bonus accrual of $757,196 and $673,443.

NOTE 4 – OTHER RECEIVABLES

As of June 30, 2018 and December 31, 2017 the amounts of other receivables were mainly comprised of the deposits expected to be recovered within 12 months and advances to employees for business travel purpose.

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT

As of June 30, 2018 and December 31, 2017, property, plant and equipment, carried at cost, consisted of the following:

	June 30, 2018	December 31, 2017

Office equipment	$107,477	$105,114
Manufacturing equipment	5,539,351	4,781,936
Computer equipment	370,504	233,539
Leasehold improvements	12,639,609	4,196,589
Construction work in process	718,558	7,498,272
	19,375,499	16,815,450
Less: accumulated depreciation	(5,303,221)	(3,842,108)
	$14,072,278	$12,973,342

For the three and six months ended June 30, 2018, depreciation expense was $861,084 and $1,587,702, respectively, as compared to $252,499 and $475,425 for the three and six months ended June 30, 2017, respectively.

NOTE 6 – INVESTMENTS

Short-term Investment

The Company’s short-term investment is six-month deposits with banks.

Long-term Investments

The Company’s long-term investments represent the investment in equity securities listed in Over-The-Counter (“OTC”) markets of the United States of America:

June 30, 2018	Cost	Gross Unrealized Gains	Gross Unrealized Losses more than 12 months	Gross Unrealized Losses less than 12 months	Market or Fair Value
Equity position in Arem Pacific Corporation	480,000	-	-	(240,000)	240,000

Total	$480,000	$-	$-	$(240,000)	$240,000

December 31, 2017	Cost	Gross Unrealized Gains	Gross Unrealized Losses more than 12 months	Gross Unrealized Losses less than 12 months	Market or Fair Value
Equity position in Alpha Lujo, Inc.	$251,388	$-	$(221,964)	$-	$29,424
Equity position in Arem Pacific Corporation	480,000	-	-	(240,000)	240,000
Total	$731,388	$-	$(221,964.00)	$(240,000)	$269,424

The unrealized holding gain (loss) for the investments, net of tax that were recognized in other comprehensive income for the three and six months ended June 30, 2018 was nil, as compared to $(240,000) for the three and six months ended June 30, 2017, respectively.

The Company tracks each investment with an unrealized loss and evaluate them on an individual basis for other-than-temporary impairments, including obtaining corroborating opinions from third party sources, performing trend analysis and reviewing management’s future plans.  When investments have declines determined by management to be other-than-temporary the Company recognizes write downs through earnings.  Other-than-temporary impairment of investments for the three and six months ended June 30, 2018 was $29,424, as compared to nil for the three and six months ended June 30, 2017. The Company provided full impairment of $29,424 for shares of Alpha Lujo, Inc. (“ALEV”) for the three and six months ended June 30, 2018 as ALEV filed Form 15 (Certification and Notice of Termination of Registration under Section 12(g) of the Securities Exchange Act of 1934 or Suspension of Duty to File Reports) in SEC and was no longer traded in the market in recent quarter.

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

The carrying value of financial items of the Company including cash and cash equivalents, accounts receivable, other receivables, current investment, accounts payable and accrued liabilities, approximate their fair values due to their short-term nature and are classified within Level 1 of the fair value hierarchy. The Company’s non-current investments are classified within Level 2 of the fair value hierarchy because of the liquidity challenge and limited trading of the stocks traded in OTC market.

Assets measured at fair value within Level 2 on a recurring basis as of June 30, 2018 and December 31, 2017 are summarized as follows:

	As of June 30, 2018
	Fair Value Measurements at Reporting Date Using:
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Equity position in Arem Pacific Corporation	240,000	-	240,000	-

	$240,000	$-	$240,000	$-

	As of December 31, 2017
	Fair Vaue Measurements at Reporting Date Using:
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Equity position in Alpha Lujo, Inc.	$29,424	$-	$29,424	$-
Equity position in Arem Pacific Corporation	240,000	-	240,000	-
	$269,424	$-	$269,424	$-

 No shares were acquired in the six months ended June 30, 2018 and 2017.

As of June 30, 2018 and December 31, 2017, the Company holds 8,000,000 shares in Arem Pacific Corporation, 2,942,350 shares in ALEV and 2,057,131 shares in Wonder International Education and Investment Group Corporation (“Wonder”), respectively.  Full impairment has been provided for shares of Wonder and ALEV as of June 30, 2018. All available-for-sale investments held by the Company at June 30, 2018 and December 31, 2017 have been valued based on level 2 inputs due to the illiquid nature of these non-reporting securities that cannot easily be sold or exchanged for cash.

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

As of June 30, 2018 and December 31, 2017, intangible assets, net consisted of the following:

Patents & knowhow & license
	June 30, 2018	December 31, 2017
Cost basis	$17,649,995	$17,674,431
Less: accumulated amortization	(6,201,297)	(5,325,113)
	$11,448,698	$12,349,318

Software
	June 30, 2018	December 31, 2017
Cost basis	$189,397	$158,273
Less: accumulated amortization	(99,190)	(87,899)
	$90,207	$70,374

Total intangibles, net	$11,538,905	$12,419,692

All software is provided by a third party vendor, is not internally developed, and has an estimated useful life of five years. Patents and knowhow are amortized using an estimated useful life of three to ten years. Amortization expense for the three and six months ended June 30, 2018 was $449,573 and $898,443, respectively, and amortization expense for the three and six months ended June 30, 2017 was $446,930 and $893,743, respectively.

Estimated amortization expense for each of the ensuing years are as follows for the years ending June 30:

Years ending June 30,	Amount
2019	$1,792,338
2020	1,791,244
2021	1,785,464
2022	1,776,042
2023 and thereafter	4,393,817
$11,538,905

NOTE 9 – LEASES

The Company leases facilities under non-cancellable operating lease agreements.  These facilities are located in the United States, Hong Kong and China.  The Company recognizes lease expense on a straight-line basis over the life of the lease period.  Lease expense under operating leases for the three and six months ended June 30, 2018 was approximately $981,423 and $1,948,855, respectively, as compared to $890,060 and $1,784,945 for the three and six months ended June 30, 2017, respectively.

As of June 30, 2018, the Company has the following future minimum lease payments due under the foregoing lease agreements:

Years ending June 30,	Amount
2019	$3,068,252
2020	2,782,191
2021	2,594,715
2022	2,594,715
2023 and thereafter	11,077,373

$22,117,246

NOTE 10 – RELATED PARTY TRANSACTIONS

As of June 30, 2018 and December 31, 2017, accrued expenses included unpaid director fees of nil and $25,882.

From time to time, cash advance is offered to employees for business travel purposes.  No interest is charged on the outstanding balances. As of Jun 30, 2018 and December 31, 2017, other receivables due from officers for business travel purposes was nil and $8,531, respectively.

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

During the three and six months ended June 30, 2018, the Company expensed $891,163 and $1,595,706 associated with unvested option awards and $451,570 and $881,908 associated with restricted common stock issuances, respectively. During the three and six months ended June 30, 2017, the Company expensed $1,219,219 and $2,634,970 associated with unvested options awards and $250,987 and $267,143 associated with restricted common stock issuances, respectively.

During the three and six months ended June 30, 2018, options for 29,844 and 132,274 underlying shares were exercised on a cash basis, 29,844 and 132,274 shares of the Company’s common stock were issued accordingly. During the three and six months ended June 30, 2017, options for 32,400 and 33,000 underlying shares were exercised on a cash basis, 32,400 and 33,000 shares of the Company’s common stock were issued accordingly. A majority of the option exercises during the three and six months ended June 30, 2017 were by non-executive employees of the Company pursuant to certain 10b-5 plans.

During the three and six months ended June 30, 2018, 19,771 and 36,082 of the Company's restricted common stock were issued respectively. During the three and six months ended June 30, 2017, 18,061 and 22,096 of the Company’s restricted common stock were issued respectively.

The Company's Board of Directors approved a stock repurchase program granting the company authority to repurchase up to $10 million in common shares through open market purchases pursuant to a plan adopted in accordance with Rule 10b5-1 and 10b-18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and was announced on June 1, 2017.

For the three and six months ended June 30, 2018, the Company repurchased 96,512 and 133,974 shares of the Company’s common stock with the total cost of $1,820,396 and $2,536,064, respectively. Details are as follows:

	Total number of shares purchased	Average price paid per share

Treasury stock as of December 31, 2017	426,794	$9.32
Repurchased from January 1, 2018 to March 31, 2018	37,462	$19.10
Repurchased from April 1, 2018 to June 30, 2018	96,512	$18.86

Treasury stock as of June 30, 2018	560,768	$11.62

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Capital commitments

As of June 30, 2018, the capital commitments of the Company are summarized as follows:

June 30, 2018

Contracts for acquisition of equipment and facility improvement being or to be executed	$3,427,067

NOTE 13 – STOCK BASED COMPENSATION

Our stock-based compensation arrangements include grants of stock options and restricted stock awards under the Stock Option Plan (collectively, the “Plans”), and certain awards granted outside of these plans. The compensation cost that has been charged against income related to stock options for the three and six months ended June 30, 2018 was $891,163 and $1,595,706, respectively, and for the three and six months ended June 30, 2017 was $1,219,219 and $2,634,970, respectively. The compensation cost that has been charged against income related to restricted stock awards for the three and six months ended June 30, 2018 was $451,570 and $881,908, respectively, and for the three and six months ended June 30, 2017 was $250,987 and $267,143, respectively.

As of June 30, 2018, there was $5,220,189 of unrecognized compensation cost related to an aggregate of 549,645 of unvested stock option awards and $512,086 related to an aggregate of 52,102 of unvested restricted stock awards.  These costs are expected to be recognized over a weighted-average period of 2.04 years for the stock options awards and 1.4 years for the restricted stock awards.

During the three months ended June 30, 2018, the Company issued options to purchase an aggregate of 160,089 shares of the Company’s common stock under the Plans. The grant date fair value of these options was $2,180,036 using Black-Scholes option valuation models with the following assumptions: exercise price equal to the grant date stock price or average selling prices over the 30-business day period preceding the date of grant ranging from $17.4 to $20.65, volatility ranging from 65.99% to 90.21%, expected life of 6.0 years, and risk-free rate ranging from 2.61% to 2.96%. The Company is expensing these options on a straight-line basis over the requisite service period.

During the six months ended June 30, 2018, the Company issued options to purchase an aggregate of 190,682 shares of the Company’s common stock to officers, directors and employees under the Plans. The grant date fair value of these options was $2,600,715 using Black-Scholes option valuation models with the following assumptions: exercise price equal to the grant date stock price or average selling prices over the 30-business day period preceding the date of grant ranging from $14.5 to $21.8, volatility ranging from 65.99% to 90.43%, expected life of 6.0 years, and risk-free rate ranging from 2.33% to 2.96%. The Company is expensing these options on a straight-line basis over the requisite service period.

During the three months ended June 30, 2017, the Company issued options to purchase an aggregate of 123,997 shares of the Company’s common stock under the Plans. The grant date fair value of these options was $825,134 using Black-Scholes option valuation models with the following assumptions: exercise price equal to the grant date stock price ranging from $5.3 to $11.15, volatility ranging from 88.04% to 88.86%, expected life of 6.0 years, and risk-free rate ranging from 1.86% to 1.99%. The Company is expensing these options on a straight-line basis over the requisite service period.

During the six months ended June 30, 2017, the Company issued options to purchase an aggregate of 511,738 shares of the Company’s common stock under the Plans to officers, directors and employees. The grant date fair value of these options was $4,349,258 using Black-Scholes option valuation models assuming grant date stock prices ranging from $5.3 to $13.2 volatility ranging from 88.04% to 89.62%, expected life of 6.0 years, and risk-free rate ranging from 1.86% to 2.29%. The Company is expensing these options on a straight-line basis over the requisite service period.

The following table summarizes stock option activity as of June 30, 2018 and December 31, 2017 and for the six months ended June 30, 2018:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Outstanding as of December 31, 2017	1,892,189	$11.54	7.0	$4,909,194
Grants	190,682
Forfeitures	(21,653)
Exercises	(132,274)
Outstanding as of June 30, 2018	1,928,944	$12.40	6.9	$14,944,205

Vested and exercisable as of June 30, 2018	1,379,299	$11.30	6.1	$12,320,497

Exercise	Number of Options
Price	Outstanding	Exercisable

$3.00 - $4.95	185,547	185,547
$5.00 - $9.19	486,584	442,400
$9.25 - $14.92	585,891	339,831
$15.35 - $20.00	519,222	295,621
$20.10+	151,700	115,900
	1,928,944	1,379,299

The aggregate intrinsic value for stock options outstanding is defined as the positive difference between the fair market value of our common stock and the exercise price of the stock options.

Cash received from option exercises under all share-based compensation arrangements for the three and six months ended June 30, 2018 was $396,040 and $1,165,763, respectively, as compared to $68,265 and $73,779 for the three and six months ended June 30, 2017, respectively.

NOTE 14 – NET LOSS PER SHARE

Basic and diluted net loss per common share is computed on the basis of our weighted average number of common shares outstanding, as determined by using the calculations outlined below:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017

Net loss	$(9,186,076)	$(6,203,518)	$(17,682,499)	$(12,365,511)

Weighted average shares of common stock	17,487,184	14,298,973	17,116,944	14,211,888
Dilutive effect of stock options	-	-	-	-
Restricted stock vested not issued	-	-	-	-
Common stock and common stock equivalents	17,487,184	14,298,973	17,116,944	14,211,888

Net loss per basic and diluted share	$(0.53)	$(0.43)	$(1.03)	$(0.87)

Basic and diluted net loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period, without consideration for common stock equivalents. The Company’s potentially dilutive shares, which include unvested restricted stock and options to purchase common stock, are considered to be common stock equivalents and are only included in the calculation of diluted net loss per share when their effect is dilutive.

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

In each of the reporting period since inception, the Company has recorded a valuation allowance for the full amount of net deferred tax assets, as the realization of deferred tax assets is uncertain. As a result, the Company has not recorded any federal or state income tax benefit in the consolidated statements of operations and comprehensive income (loss).

Under the December 22, 2017 tax reform bill (Tax Cut and Jobs Act (H.R.1)), top corporate tax rate was reduced from 35% to 21% effective from January 1, 2018. Pursuant to this new Act, non-operating loss (“NOL”) carry back period is eliminated and an indefinite carry forward period is permitted. As of June 30, 2018, US federal and state NOL was $19.6 million and $14.0 million respectively. As of June 30, 2018, the Company had net operating loss carryforwards of $6 million and $20 million for Chinese income tax purposes, such losses are set to expire in 2028 (for advanced and new technology enterprises and small and middle technology enterprises) and 2023 (for other Chinese enterprises) for Chinese income tax purposes, respectively. All deferred income tax expense is offset by changes in the valuation allowance pertaining to the Company's existing net operating loss carryforwards due to the unpredictability of future profit streams prior to the expiration of the tax losses.  The Company's effective tax rate differs from statutory rates of 21% for U.S. federal income tax purposes, 15%, 20% and 25% for Chinese income tax purpose and 16.5% for Hong Kong income tax purposes due to the effects of the valuation allowance and certain permanent differences as it pertains to book-tax differences in the value of client shares received for services.

Pursuant to the PRC Corporate Income Tax Law, all of the Company’s PRC subsidiaries are liable to PRC Corporate Income Taxes (“CIT”) at a rate of 25% except for CBMG Shanghai” and AG. According to Guoshuihan 2009 No. 203, if an entity is certified as an “advanced and new technology enterprise”, it is entitled to a preferential income tax rate of 15%. CBMG Shanghai obtained the certificate of “advanced and new technology enterprise” dated October 30, 2015 with an effective period of three years and the provision for PRC corporate income tax for CBMG Shanghai is calculated by applying the income tax rate of 15% from 2015. The October 2015 issued certificate expires in October, 2018 and the Company plans to renew the certificate for another three years. CBMG Shanghai is re-applying for the certificate of “advanced and new technology enterprise”. AG was certified as “small and micro enterprise” in 2017 annual tax filing and enjoyed the preferential income tax rate of 20%.

NOTE 16 – SEGMENT INFORMATION

The Company is engaged in the development of new treatments for cancerous and degenerative diseases utilizing proprietary cell-based technologies, which have been organized as one reporting segment as they have substantially similar economic characteristic since they have similar nature and economic characteristics. The Company’s principle operating decision maker, the Chief Executive Officer, receives and reviews the result of the operation for all major cell platforms as a whole when making decisions about allocating resources and assessing performance of the Company. In accordance with FASB ASC 280-10, the Company is not required to report the segment information.

NOTE 17 – COMPARATIVE FIGURES

Lease deposits of $750,604 might be recovered over one year considering the lease term, the Company recorded it in other long-term assets. Comparative figures of $732,098 have been reclassified to conform with the current period’s presentation to facilitate comparison.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis summarizes the significant factors affecting our results of operations, financial condition and liquidity position for the three and six months ended June 30, 2018 and 2017, and should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this filing.

This report contains forward-looking statements. These statements relate to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

Factors that might affect our forward-looking statements include, among other things:

●	overall economic and business conditions;

●	the demand for our products and services;

●	competitive factors in the market in which we compete;

●	the emergence of new technologies which compete with our product and service offerings;

●	our cash position and cash burn rate;

●	other capital market conditions, including availability of funding sources;

●	the strength of our intellectual property portfolio; and

●	changes in government regulations in China and in the U.S. related to our industries.

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

OVERVIEW

The “Company”, “CBMG”, “we”, “us”, “our” and similar terms refer to Cellular Biomedicine Group, Inc. (a Delaware corporation) as a combined entity including each of its subsidiaries and deemed controlled companies, unless the context otherwise requires.

Recent Developments

On January 3, 2017, we announced the signing of a ten-year lease of an 113,038-square foot building located in the “Pharma Valley” in Shanghai Zhangjiang High-Tech Park. The new facility designed and built to GMP standards has approximately 40,000 square feet dedicated to advanced cell manufacturing.  We invested approximately $10 million to transform the Zhangjiang GMP facility and leasehold improvement. At the end of 2017, the combination of new Zhangjiang facility, an expanded Wuxi, and Beijing facilities, have an aggregate of approximately 70,000 square feet for cell manufacturing. The Company expects that it will be capable of supporting clinical trials for five different CAR-T and stem cell products simultaneously, or the ability to produce products to treat approximately 10,000 cancer patients and 10,000 KOA patients per year. To reach this capacity, we continue to acquire talented scientists and technicians with relevant experience and will continue to expand our equipment acquisition by earmarking $3.4 million in systems and equipment purchases.

On January 9, 2017, we announced the commencement of patient enrollment in China for our CALL-1 (“CAR-T against Acute Lymphoblastic Leukemia”) Phase I clinical trial of CD19 CAR-T therapy utilizing our optimized proprietary C-CAR011 construct for the treatment of patients with relapsed or refractory (r/r) CD19+ B-cell ALL. We have been enrolling patients and working with the China Center for Drug Evaluation (“CDE”) of the CFDA to obtain approval of the Company’s IND application.

On May 15, 2017, we announced the addition of a new independent Phase I clinical trial of the Company’s ongoing CARD-1 study in patients with chemorefractory or refractory B cell Non-Hodgkin Lymphoma (NHL). The Company and Shanghai Tongji Hospital (Tongji) are conducting a single arm, non-randomized study to evaluate the safety and efficacy of C-CAR011 (Anti-CD19 single-chain variable fragment (scFv) (41BB-CD3zeta)) therapy in relapsed or refractory B cell NHL patients. We have been enrolling patients and working with CDE to obtain approval of the Company’s IND application.

On June 1, 2017, we announced that our Board of Directors approved a new stock repurchase program granting the company authority to repurchase up to $10 million in common shares through open market purchases pursuant to a plan adopted in accordance with Rule 10b5-1 and Rule 10b-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The program contemplates repurchase shares of the Company’s common stock in the open market in accordance with all applicable securities laws and regulations. From June 2017 to June 2018 the Company repurchased a total of 560,768 shares at a total price of $6,513,993, or an average of $11.62 per share.

On June 20, 2017, we announced the establishment of an External Advisory Board and the appointment of Michael A. Caligiuri, MD, then President of the AACR and director of The Ohio State University Comprehensive Cancer Center and CEO of the Arthur G. James Cancer Hospital and Richard J. Solove Research Institute in Columbus, Ohio, as Chair of the External Advisory Board to bring together experts from diverse disciplines to provide knowledge and insight to help CBMG fulfill its mission and build a network for development opportunities. Dr. Caligiuri is president of City of Hope National Medical Center and physician-in-chief.

On June 26, 2017, we announced the appointment of Dr. Xia Meng as Chief Operating Officer for the Company. On February 6, 2018, driven by the Company’s strategic move to expand its business operations in early diagnosis and cancer intervention, Meng Xia transitioned from the role of Chief Operating Officer to Head of the Early Diagnosis & Intervention for the Company.

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

On January 30, 2018 and February 5, 2018, the Company entered into securities purchase agreements with certain investors pursuant to which the Company agreed to sell, and the investors agreed to purchase from the Company, an aggregate of 1,719,324 shares (the “February 2018 Private Placement”) of the Company’s common stock, par value $0.001 per share, at $17.80 per share, for total gross proceeds of approximately $30.6 million.  The transaction closed on February 5, 2018. Pursuant to the purchase agreement, the Investors have the right to nominate one director to the board of directors of the Company to stand for election at the 2018 Annual Meeting of Stockholders. Effective as of the closing of the February 2018 Private Placement, Bosun S. Hau was appointed as a non-executive Class III director of the Company and his appointment was subsequent ratified by the shareholders during the Annual Shareholders Meeting on April 27, 2018,

On February 15, 2018, the Company obtained a 36 months exclusive option with Augusta University to negotiate a royalty-bearing, exclusive license to the patent rights owned by the Augusta University relating to an invention to identify novel alpha fetoprotein (“AFP”) specific T-cell receptors (TCR) for a hepatocellular carcinoma ("HCC") immunotherapy. The Company is evaluating the feasibility and opportunities of this novel alpha fetoprotein TCR to redirect T Cells for the HCC indication. We are evaluating the efficacy and specificity of the AFP TCR to identity the most appropriate candidate for first time in human (FTIH) study. In addition, human CD8+ T cells will be redirected with the AFP TCRs and their anti-tumor activity will be evaluated by in vitro cytokine release assay and cytotoxicity assay. Concurrently, potential on/off-target toxicity including allo-reactivity will also be evaluated and the best candidate TCRs for clinical use will be further tested in humanized mouse models. We plan to exercise our exclusive right to license the technology from Augusta University if and when the FTIH proof of mechanism study shows promising clinical efficacy signal and manageable safety profile.

On March 16, 2018, we issued a press release announcing the presentation of the Allojoin™ Phase I 48-week data in China, as well as the termination of the Company’s U.S. Allojoin™ program with CIRM to focus the clinical development in China. Prior to termination, the Company had received $1.2 million of the potential $2.29 million available under the CIRM grant.

On April 18, 2018 and April 21, 2018, the CFDA CDE posted on its website acceptance of the IND application for CAR-T cancer therapies in treating patients with NHL and ALL submitted by two of the wholly-owned subsidiaries of the Company, respectively.  Thus far, a total of three Chinese companies that submitted their IND application ahead of the Company have received approval of their IND application for CAR-T cancer therapies.

On June 22, 2018, the Company announced the grand opening of its new research and development center in Gaithersburg, Maryland.

In the next 12 months, we aim to accomplish the following, though there can be no assurances that we will be able to accomplish any of these goals:

●
File Allojoin™, Rejoin™ and KOA IND application with the CFDA’s CDE and initiate clinical studies to support the BLA applications in China;

●
Bolster R&D resources to fortify our intellectual properties portfolio and scientific development. Continue to develop a competitive immune cell therapy pipeline for CBMG. Seek opportunities to file new patent applications in potentially the rest of the world  and in China   ;

●
Leveraging our quality system and our strong scientific expertise to develop a platform as preferred parties for international pharmaceutical companies to co-develop cell therapies in China by implementing our quality strategies and leveraging the experience and expertise of our strong scientific team in the U.S. and in China;

●
Continue to identify and evaluate advanced technologies and seek partnerships to bolster our competitive edge in the cell therapy field in China;

●
Confirm the safety and efficacy profile of C-CAR011 in China in refractory aggressive DLBCL and to initiate a larger Phase II clinical trial when feasible;

●
Confirm the safety and efficacy of C-CAR011 in relapsed and refractory (r/r) CD19+ B-cell Acute Lymphoblastic Leukemia (ALL) in China, and / to prepare for a follow up multicenter phase IIb trial;

●
Initiate an investigator sponsored phase I trial of anti-BCMA CART in adults with relapsed/refractory multiple myeloma;

●
Implement our GE Joint Technology Laboratory’s integrated and automated cell manufacturing system to enable robust, scalable and cost effective processes for the manufacturing of CAR-T and Stem Cell Therapies;

●
Implement the digital tracking system of our Thermo Fisher Joint Cell Therapy Technology Innovation and Application Center and develop a fully chemically-defined culture medium for improved virus production and assess Next-Generation Sequencing (NGS) technology to accelerate our research and development;

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

●
Reassess the return of investment to develop GVAX for cancer therapeutics in the current competitive market;

●
Advance our Quality Management System (QMS), Validation Master Plan（VMP) and  quality assurance automation;

●
Improve liquidity and fortify our balance sheet by courting institutional investors; and

●
Evaluate possibility of dual listing on the Hong Kong Stock Exchange to expand investor base in Asia.

Corporate History

Please refer to Note1 of unaudited condensed consolidated financial statements for the corporate history.

BIOPHARMACEUTICAL BUSINESS

The biopharmaceutical business was founded in 2009 by a team of seasoned Chinese-American executives, scientists and doctors. In 2010, we established a facility designed and built to GMP standards in Wuxi, China and in 2012 we established a U.S. Food and Drug Administration (“FDA”) GMP standard protocol-compliant manufacturing facility in Shanghai. In October 2015, we opened a facility designed and built to GMP standards in Beijing. In November 2017, we opened our Zhangjiang facility in Shanghai, of which 40,000 square feet was designed and built to GMP standards and dedicated to advanced cell manufacturing. Our focus has been to serve the rapidly growing health care market in China by marketing and commercializing immune cell and stem cell therapeutics, related tools and products from our patent-protected homegrown and acquired cell technology, as well as by utilizing in-licensed and other acquired intellectual properties.

Our current treatment focal points are KOA, cancer and we are evaluating companion diagnostics that can benefit personalized cancer treatment.

Cancer. We are prioritizing our clinical efforts on CAR-T and TCR, with the recent build-up of multiple cancer therapeutic technologies, we have prioritized our clinical efforts on CAR-T. On November 29, 2016, we announced the approval and commencement of patient enrollment in China for its CARD-1 (“CAR-T Against DLBCL”) Phase I clinical trial utilizing its optimized proprietary C-CAR011 construct of CD19 chimeric antigen receptor T-cell (CAR-T) therapy for the treatment of patients with refractory Diffuse Large B-cell Lymphoma (DLBCL). The CARD-1 trial has begun enrollment  and awaiting CFDA CDE’s approval of our IND application. On January 9, 2017 we announced the approval and commencement of patient enrollment in China for its CALL-1 (“CAR-T against Acute Lymphoblastic Leukemia”) Phase I clinical trial utilizing its optimized proprietary C-CAR011 construct of CD19 chimeric antigen receptor T-cell (“CAR-T”) therapy for the treatment of patients with relapsed or refractory (r/r) CD19+ B-cell Acute Lymphoblastic Leukemia (“ALL”). The CALL-1 trial has begun enrollment with more data expected to be released shortly after the CDE’s approval of the Company’s IND application. On April 21, 2018, the CDE posted on its website acceptance of the IND application for CAR-T cancer therapies in treating patients with adult ALL submitted by us. Depending on the Phase I CARD-1 and CALL-1 results, we expect to initiate larger trials to confirm the safety and efficacy profile and support BLA submission as soon as practicable. Leveraging our quality system and our strong scientific expertise to develop a platform as preferred parties for international pharmaceutical companies to co-develop cell therapies with the Company in China by implementing our quality strategies and leveraging the experience and expertise of our strong scientific team in China and the U.S.

KOA.  In 2013, we completed a Phase I/IIa clinical study, in China, for our KOA therapy named Re-Join®. The trial tested the safety and efficacy of intra-articular injections of autologous haMPCs in order to reduce inflammation and repair damaged joint cartilage. The 6-month follow-up clinical data showed Re-Join® therapy to be both safe and effective.

In Q2 of 2014, we completed patient enrollment for the Phase IIb clinical trial of Re-Join® for KOA. The multi-center study enrolled 53 patients to participate in a randomized, single blind trial. We published 48 weeks follow-up data of Phase I/IIa on December 5, 2014.  The 48 week data indicated that patients have reported a decrease in pain and a significant improvement in mobility and flexibility, while the clinical data shows our Re-Join® regenerative medicine treatment to be safe.   We announced the interim 24 week results for Re-Join® on March 25, 2015 and  released positive Phase IIb 48 week follow-up data in January 2016, which shows the primary and secondary endpoints of Re-Join® therapy group having all improved significantly compared to their baseline, which has confirmed some of the Company’s Phase I/IIa results. Our Re-Join® human adipose-derived mesenchymal progenitor cell (haMPC) therapy for KOA is an interventional therapy using proprietary process, culture and medium.

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

In January 2016, we launched the Allogeneic KOA Phase I Trial in China to evaluate the safety and efficacy of AlloJoin™, an off-the shelf allogeneic adipose derived progenitor cell (haMPC) therapy for the treatment of KOA. On August 5, 2016 we completed patient treatment for the Allogeneic KOA Phase I trial, and on December 9, 2016 we announced interim 3-month safety data from the Allogenic KOA Phase I Trial in China. The interim analysis of the trial has preliminarily demonstrated a safety and tolerability profile of AlloJoin™ in the three doses tested, and no serious adverse events (SAE) have been observed. On March 16, 2018, we announced the positive 48-week Allojoin™ Phase I data in China, which demonstrated good safety and early efficacy for the prevention of cartilage deterioration. We plan to file an IND application for AlloJoin™ with CDE of the CFDA in the near future.

The unique lines of adult adipose-derived progenitor cells and the immune cell therapies enable us to create multiple cell formulations in treating specific medical conditions and diseases. The quality management systems of CBMG Shanghai were issued a Certificate of ISO-9001:2015 in 2018 and to be updated to 9001:2015 in this year. (i)The cleanrooms in our new facility are ISO 14644 certified and in compliance with China’s Good Manufacture Practice (GMP) requirement (2010 edition); (ii) the equipment in the new Shanghai facility has been calibrated and qualified, and the biological safety cabinets were also qualified. The quality management systems of CBMG Wuxi were certified as meeting the requirement of ISO-9001:2015, and the facility and equipment were also qualified.

Our proprietary processes and procedures include (i) banking of allogenic cellular product and intermediate product; (ii) manufacturing procedures of GMP-grade viral vectors; (iii) manufacturing procedures of GMP-grade cellular product; (iv) analytical testing to ensure the safety, identity, purity and potency of cellular product.

Recent Developments in Cancer Cell Therapy

According to the U.S. National Cancer Institute’s 2013 cancer topics research update on CAR-T-Cells, excitement is growing for immunotherapy—therapies that harness the power of a patient’s immune system to combat their disease, or what some in the research community are calling the “fifth pillar” of cancer treatment.

One approach to immunotherapy involves engineering patients’ own immune cells to recognize and attack their tumors. This approach is called adoptive cell transfer (ACT). ACT’s building blocks are T cells, a type of immune cell collected from the patient’s own blood. One of the well-established ACT approaches is CAR-T cancer therapy. After collection, the T cells are genetically engineered to produce special receptors on their surface called chimeric antigen receptors (CARs). CARs are proteins that allow the T cells to recognize a specific protein (antigen) on tumor cells. These engineered CAR-T cells are then grown until they number in the billions. The expanded population of CAR-T cells is then infused into the patient. After the infusion, if all goes as planned, the T cells multiply in the patient’s body and, with guidance from their engineered receptor, recognize and kill cancer cells that harbor the antigen on their surfaces. This process builds on a similar form of ACT pioneered from NCI’s Surgery Branch for patients with advanced melanoma. According to www.cancer.gov/.../research-updates/2013/CAR-T-Cells, in 2013 NCI’s Pediatric Oncology Branch commented that the CAR-T cells are much more potent than anything they can achieve with other immune-based treatments being studied. Although investigators working in this field caution that there is still much to learn about CAR T-cell therapy, the early results from trials like these have generated considerable optimism.

              CAR-T cell therapies, such as anti-CD19 CAR-T and anti-BCMA CAR-T, have been tested in several hematological indications on patients that are refractory/relapsing to chemotherapy, and many of them have relapsed after stem cell transplantation.  All of these patients had very limited treatment option prior to CAR-T therapy. CAR-T has shown encouraging clinical efficacy in many of these patients, and some of them have durable clinical response for years. However, some adverse effects, such as cytokine release syndrome (CRS) and neurological toxicity, have been observed in patients treated with CAR-T cells. For example, in July 2016, Juno Therapeutics, Inc. reported the death of patients enrolled in the U.S. Phase II clinical trial of JCAR015 (anti-CD19 CAR-T) for the treatment of relapsed or refractory B cell acute lymphoblastic leukemia (B-ALL). The US FDA put the trial on hold and lifted the hold within a week after Juno provided satisfactory explanation and solution. Juno believes that the patient deaths were caused by the use of Fludarabine preconditioning and they will use only cyclophosphamide pre-conditioning in future enrollment.

In August 2017, the U.S. FDA approved Novartis’ CAR-T therapy on relapsed or refractory (r/r) acute lymphoblastic leukemia (ALL), the most common cancer in children. Current treatments show a rate of 80% remission using intensive chemotherapy. However, there are almost no conventional treatments to help patients who have relapsed or are refractory to traditional treatment. Novartis’ Tisagenlecleucel (Kymriah), a CD19-targeted CAR-T therapy for children and adolescents with r/r ALL has shown results of complete and long lasting remission, which led the FDA to approve the drug funded by Novartis and as first CAR-T therapy. In October 2017, the U.S. FDA approved Kite Pharmaceuticals’ (Gilead) CAR-T therapy for diffuse large B-cell lymphoma (DLBCL), the most common type of NHL in adults. The initial results of axicabtagene ciloleucel (Yescarta), the prognosis of high-grade chemo refractory NHL is dismal with a medium survival time of a few weeks. Yescarta is a therapy for patients who have not responded to or who have relapsed after at least two other kinds of treatment.

In May 2018, the FDA approved Novartis’ Kymriah for intravenous infusion for its second indication - the treatment of adult patients with relapsed or refractory (r/r) large B-cell lymphoma after two or more lines of systemic therapy including diffuse large B-cell lymphoma (DLBCL), high grade B-cell lymphoma and DLBCL arising from follicular lymphoma. Kymriah is now the only CAR-T cell therapy to receive FDA approval for two distinct indications in non-Hodgkin lymphoma (NHL) and B-cell ALL.

Besides anti-CD19 CAR-Ts, anti-BCMA (b-cell maturation antigen), CAR-Ts have shown very promising clinical outcomes in treatment of multiple myeloma. For example, bb2121, a CAR-T therapy targeting BCMA, has been developed by Bluebird bio, Inc. and Celgene for previously treated patients with multiple myeloma. Based on preliminary clinical data from the ongoing phase 1 study CRB-401, bb2121 has been granted Breakthrough Therapy Designation by the U.S. FDA and PRIME eligibility by the European Medicines Agency (EMA) in November 2017.

Recent progress in Universal Chimeric Antigen Receptor (UCAR) T-cells showed benefits such as ease of use, availability and the drug pricing challenge. Currently, most therapeutic UCAR products have been developed with gene editing platforms such as CRISPR or TALEN. For example, UCART19 is an allogeneic CAR T-cell product candidate developed by Cellectis for treatment of CD19-expressing hematological malignancies. UCART19 Phase I clinical trials started in adult and pediatric patients in Europe in June 2016 and in the U.S. in 2017. The use of UCAR may has the potential to overcome the limitation of the current autologous approach by providing an allogeneic, frozen, “off-the-shelf” T cell product for cancer treatment.

While CAR-T cell therapy has been proven successful in treatment of several hematological malignancies, other cell therapy approaches, including Tumor Infiltrating Lymphocytes (TIL) and T Cell Receptor engineered T cells (TCR-Ts) are being developed to treat solid tumors. For example, Iovance Biotherapeutics is focused on the development of autologous tumor-directed TILs for treatments of patients with various solid tumor indications.  Iovance is conducting four Phase 2 clinical trials to assess the efficacy and safety of autologous TIL for treatment of patients with Metastatic Melanoma, Squamous Cell Carcinoma of the Head and Neck, Non-Small Cell Lung Cancer (NSCLC) and Cervical Cancer in the US and Europe.

Adaptimmune  is partnering with GlaxoSmithKline to develop TCR-T therapy targeting the NY-ESO-1 peptide, which is present across multiple cancer types. Their NY-ESO SPEAR T-cell has been used in multiple Phase 1/2 clinical trials in patients with solid tumors and haematological malignancies, including synovial sarcoma, myxoid round cell liposarcoma, multiple myeloma, melanoma, NSCLC and ovarian cancer. The initial data suggested positive clinical responses and evidence of tumor reduction in patients. NY-ESO SPEART T-cell has been granted breakthrough therapy designation by the U.S. FDA and PRIME regulatory access in Europe. Adaptimmune’s other TCR-T product, AFP SPEAR T-cell targeting AFP peptide, is aimed at the treatment of patients with hepatocellular carcinoma (HCC). AFP SPEAR T-cell is in a Phase I study and enrolling HCC patients in the U.S.

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

 With the acceptance of our CD 19 IND applications and the U.S. FDA’s approval on Novartis, Kite and Juno’s proof of efficacy indications have shown in the U.S. clinical trials, management believes that CBMG is well positions and poised to apply its CAR-T therapies to other indications via self-development or collaborations.

Market for Stem Cell-Based Therapies

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

Our Strategy

We have submitted our IND application for our own proprietary CD 19 technologies in April 2018, which was subsequently accepted by the CFDA. We have been conducting clinical studies of CD19 for DLBCL and ALL at hospitals in China. In addition to CD 19, we are also actively developing and evaluating other therapies comprised of TCR-T and other CAR-T. We plan to submit our KOA IND applications for Allojoin™ and Rejoin™ with the CFDA in the near future.

In addition to our development efforts, we also actively seek co-development opportunities with international partners. We believe that such partnership will enable us to take advantage of the technologies of our partners such as international pharmaceutical companies while leveraging our quality control and manufacturing infrastructure and further expand our pipelines in a relatively rapid fashion.

Our goal is to develop safe and effective cellular medicine therapies for indications that represent a large unmet need in China, based on technologies developed both in-house and obtained through acquisition, licensing and collaboration arrangements with other companies. We intend to use our first-mover advantage in China, against a backdrop of enhanced regulation by the central government, to differentiate ourselves from the competition and establish a leading position in the China cell therapeutic market.    We believe that few competitors in China are as well-equipped as we are in the clinical trial development, diversified international standard protocol compliant manufacturing facilities, quality assurance and control processes, regulatory compliance vigor, as well as continuous process improvement to speed up manufacturing timelines for its cell therapy clinical trials and commercial launch.

In order to expedite fulfillment of patient treatment, we have been actively developing technologies and products with a strong intellectual properties protection, including haMPC, derived from fat tissue, for the treatment of KOA and other indications. CBMG’s acquisition of a 36-month exclusive option to license the patent rights owned by the Augusta University relating to an invention to identify novel alpha fetoprotein specific T-cell receptors (TCR) for a hepatocellular carcinoma ("HCC") immunotherapy provides an enlarged opportunity to expand the application of CBMG’s cancer therapy-enabling technologies and to initiate clinical trials with leading cancer hospitals.

Our proprietary and patent-protected production processes enable us to produce raw material, manufacture cells, and conduct cell banking and distribution. Our clinical protocols include medical assessment to qualify each patient for treatment, evaluation of each patient before and after a specific therapy, cell transplantation methodologies including dosage, frequency and the use of adjunct therapies, potential adverse effects and their proper management. Applying our proprietary intellectual property, we plan to customize specialize formulations to address complex diseases and debilitating conditions.

We operate our manufacturing facilities under the design of the standard good manufacturing practice ("GMP") conditions in the ISO accredited laboratories standard. We employ institutionalized and proprietary process and quality management system to optimize reproducibility and to hone our efficiency. Our Beijing, Shanghai and Wuxi facilities are designed and built to meet international GMP standards. With our integrated Plasmid, Viral Vectors, and CAR-T cells Chemistry, Manufacturing, and Controls processes and expanding capacity, we are highly distinguishable from other companies in the cellular medicine space.

In total, our facilities have approximately 70,000 square feet of space and are expected to have a capacity to provide therapies that can treat approximately 10,000 cancer patients and 10,000 patients per year.

Most importantly, our seasoned cell therapy team members have decades of highly-relevant experience in the United States, China, and European Union. We believe that these are the primary factors that make CBMG a high quality cell products manufacturer in China.

Our Targeted Indications and Potential Therapies

The chart below illustrates CBMG’s pipelines:

Immuno-oncology (I/o)

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

AFP TCR-T

We are evaluating the efficacy and specificity of the AFP TCR to identity the most appropriate candidate for first time in human (FTIH) study. In addition, human CD8+ T cells will be redirected with the AFP TCRs and their anti-tumor activity will be evaluated by in vitro cytokine release assay and cytotoxicity assay. Concurrently, potential on/off-target toxicity including allo-reactivity will be also evaluated and the best candidate TCRs for clinical use will be further tested in humanized mouse models. We plan to exercise our exclusive right to license the technology from Augusta University if and when the FTIH proof of mechanism study shows promising clinical efficacy signal and manageable safety profile.  Based on current estimates, we expect our biopharmaceutical business to generate revenues primarily through the development of therapies for the treatment of DLBCL, ALL and KOA within the next three to four years although we cannot assure you that we will be successful at all or within the foregoing timeframe.

NKG2D CAR

Early studies on CAR-T therapy targeting NK cell signaling has shown promising clinical benefits. We are developing novel generation CARs using NKG2D extracellular fragment as antigen binding domain. These CARs can recognize targets tumor cells expressing NKG2D ligands.  We plan to initiate first in human investigator initiated trial with R/R AML patients in the next couple of quarters.

TIL

CBMG plans to develop tumor infiltrating lymphocytes (TIL) based therapies in the near future. In the early stages of cancer, the immune system tries to fight cancer by mobilizing lymphocytes to attack the tumor. Lymphocytes has the capacity to recognize and attack the tumor traffic to, and infiltrate into the tumor. These cells are known as TIL. TIL based therapies have shown some encouraging promises in early development. For example, in Phase-2 clinical studies in patients with metastatic melanoma performed by Dr. Rosenberg at NCI, TIL therapy demonstrated robust efficacy in patients with metastatic melanoma with objective response rates of 56% and complete response rates of 24%. We plan to start our development with NSCLC, and eventually expand into other cancer indications.

Competition

Many companies operate in the cellular biopharmaceutical field.  Currently there are several approved stem cell therapies on the market including Canada’s pediatric graft-versus-host disease and the European Commission’s approval in March 2018 for the treatment of complex perianal fistulas in adult Crohn’s disease.  There are several public and private cellular biopharmaceutical focused companies outside of China with varying phases of clinical trials addressing a variety of diseases.  We compete with these companies in bringing cellular therapies to the market.  However, our focus is to develop a core business in the China market.  This difference in focus places us in a different competitive environment from other western companies with respect to fund raising, clinical trials, collaborative partnerships, and the markets in which we compete.

The PRC central government has a focused strategy to enable China to compete effectively in certain designated areas of biotechnology and the health sciences.  Because of the aging population in China, China’s Ministry of Science and Technology (“MOST”) has targeted stem cell development as high priority field, and development in this field has been intense in the agencies under MOST.  For example, the 973 Program has funded a number of stem cell research projects such as differentiation of human embryonic germ cells and the plasticity of adult stem cells.   To the best of our knowledge, none of the companies in China are utilizing our proposed international manufacturing protocol and our unique technologies in conducting what we believe will be fully compliant CFDA-sanctioned clinical trials to commercialize cell therapies in China.  Our management believes that it is difficult for most of these Chinese companies to turn their results into translational stem cell science or commercially successful therapeutic products using internationally acceptable standards.

We compete globally with respect to the discovery and development of new cell-based therapies, and we also compete within China to bring new therapies to market.  In the biopharmaceutical specialty segment, namely in the areas of cell processing and manufacturing, clinical development of cellular therapies and cell collection, processing and storage, are characterized by rapidly evolving technology and intense competition.  Our competitors worldwide include pharmaceutical, biopharmaceutical and biotechnology companies, as well as numerous academic and research institutions and government agencies engaged in drug discovery activities or funding, in the U.S., Europe and Asia. Many of these companies are well-established and possess technical, research and development, financial, and sales and marketing resources significantly greater than ours. In addition, many of our smaller potential competitors have formed strategic collaborations, partnerships and other types of joint ventures with larger, well established industry competitors that afford these companies potential research and development and commercialization advantages in the technology and therapeutic areas currently being pursued by us.  Academic institutions, governmental agencies and other public and private research organizations are also conducting and financing research activities which may produce products directly competitive to those being commercialized by us. Moreover, many of these competitors may be able to obtain patent protection, obtain government (e.g. FDA) and other regulatory approvals and begin commercial sales of their products before us.

Our primary competitors in the field of stem cell therapy for osteoarthritis, and other indications include Cytori Therapeutics Inc., Caladrius Biosciences, Inc. and others.  Among our competitors, to our knowledge, the only ones based in and operating in Greater China are Lorem Vascular, which has partnered with Cytori to commercialize Cytori Cell Therapy for the cardiovascular, renal and diabetes markets in China and Hong Kong, and OLife Bio, a Medi-Post joint venture with JingYuan Bio in Taian, Shandong Province, who planned to initiate clinical trial in China in 2016.  To our knowledge, none of the aforementioned companies have made any progress or advancement in the clinical development in China.

Our primary competitors in the field of cancer immune cell therapies include pharmaceutical, biotechnology companies such as Novartis, Juno Therapeutics, Inc. (Celgene), Kite Pharma, Inc.(Gilead), CARSgen, Sorrento Therapeutics, Inc. and others.  Among our competitors, the ones based in and operating in Greater China are CARsgen, Hrain Biotechnology, Nanjing Legend Biotechnology, Galaxy Biomed, Persongen and Anke Biotechnology, Shanghai Minju Biotechnology, Unicar Therapy, Immuno China Biotech, Chongqing Precision Biotech, SiDanSai Biotechnology and China Oncology Focus Limited, which has licensed Sorrento’s anti-PD-L1 monoclonal antibody for Greater China. Other western big pharma and biotech companies in the cancer immune cell therapies space have made inroads in China by partnering with local companies. For example, in April, 2016, Seattle-based Juno Therapeutics, Inc (Celgene) started a new company with WuXi AppTec in China named JW Biotechnology (Shanghai) Co., Ltd. by leveraging Juno's CAR-T and TCR technologies together with WuXi AppTec's R&D and manufacturing platform and local expertise to develop novel cell-based immunotherapies for patients with hematologic and solid organ cancers. In January 2017, Shanghai Fosun Pharmaceutical created a joint venture with Santa Monica-based Kite Pharma Inc.(Gilead) to develop, manufacture and commercialize CAR-T and TCR products in China. In late 2017 Gilead acquired Kite Pharma for $11.9 billion. On January 22, 2018 Celgene announced that it had agreed to buy Juno Therapeutics for approximately $9 billion.

The CFDA has received IND applications for CD19 chimeric antigen receptor T cells cancer therapies from many companies and have granted the initial phase of acceptance to three companies thus far.

Additionally, in the general area of cell-based therapies for knee osteoarthritis ailments, we potentially compete with a variety of companies, from big pharma to specialty medical products or biotechnology companies. Some of these, such as Abbvie, Merck KGaA, Sanofi, Teva, GlaxosmithKline, Baxter, Johnson & Johnson, Sanumed, Medtronic and Miltenyi Biotech, are well-established and have substantial technical and financial resources compared to ours.  However, as cell-based products are only just emerging as viable medical therapies, many of our more direct competitors are smaller biotechnology and specialty medical products companies comprised of Vericel Corporation, Regeneus Ltd., Advanced Cell Technology, Inc., Nuo Therapeutics, Inc., Arteriocyte Medical Systems, Inc., ISTO technologies, Inc., Ember Therapeutics, Athersys, Inc., Bioheart, Inc., Cytori Therapeutics, Inc., Harvest Technologies Corporation, Mesoblast, Pluristem, Inc., TissueGene, Inc. Medipost Co. Ltd. and others. There are also several non-cell-based, small molecule and peptide clinical trials targeting knee osteoarthritis, and several other FDA approved treatments for knee pain.

Certain CBMG competitors also work with adipose-derived stem cells.  To the best of our knowledge, none of these companies are currently utilizing the same technologies as ours to treat KOA, nor to our knowledge are any of these companies conducting government-approved clinical trials in China.

Some of our targeted disease applications may compete with drugs from traditional pharmaceutical or Traditional Chinese Medicine companies.  We believe that our chosen targeted disease applications are not effectively in competition with the products and therapies offered by traditional pharmaceutical or Traditional Chinese Medicine companies.

We believe we have a strategic advantage over our competitors based on our outstanding quality management system, robust and efficient manufacturing capability which we believe is possessed by few to none of our competitors in China, in an industry in which meeting exacting standards and achieving extremely high purity levels is crucial to success.  In addition, in comparison to the broader range of cellar biopharmaceutical firms, we believe we have the advantages of cost and expediency, and a first mover advantage with respect to commercialization of cell therapy products and treatments in the China market.

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

ASC Topic 606, Revenue from Contracts with Customers, was effective during the three months ended March 31, 2018. ASC Topic 606 amended the existing accounting standards for revenue recognition (ASC Topic 605, Revenue Recognition) and established principles for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. The Company adopted ASC Topic 606 in the first quarter of 2018 using the modified retrospective transition approach. Because the Company’s primary source of revenues for the three-month period ended June 30, 2018 was only from cell banking services as well as cell therapy technology services, and the service revenues are recognized when the cell banking and cell therapy technology services are rendered (i.e., the two performance obligations that arise from its contracts with customers are satisfied), the impact on its consolidated financial statements from adoption of ASC Topic 606 is not material.

Other than as discussed above, during the three months ended June 30, 2018, we believe that there have been no significant changes to the items that we disclosed as our critical accounting policies and estimates in the “Critical Accounting Policies and Estimates” section of Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Results of Operations

Below is a discussion of the results of our operations for the three and six months ended June 30, 2018 and 2017. These results are not necessarily indicative of result that may be expected in any future period. Our prospects should be considered in light of the risks, expenses and difficulties that we may encounter. We may not be successful in addressing these risks and difficulties.

Comparison of Three Months Ended June 30, 2018 to Three Months Ended June 30, 2017

The descriptions in the results of operations below reflect our operating results as set forth in our Consolidated Statement of Operations filed herewith.

	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017

Net sales and revenue	$77,313	$62,914

Operating expenses:
Cost of sales	54,393	38,097
General and administrative	3,121,695	3,319,093
Selling and marketing	92,880	76,385
Research and development	6,166,556	3,349,509
Impairment of long-term investments	29,424	-
Total operating expenses	9,464,948	6,783,084
Operating loss	(9,387,635)	(6,720,170)

Other income
Interest income	116,835	40,573
Other income	84,724	476,079
Total other income	201,559	516,652
Loss before taxes	(9,186,076)	(6,203,518)

Income taxes provision	-	-

Net loss	$(9,186,076)	$(6,203,518)
Other comprehensive income (loss):
Cumulative translation adjustment	(1,120,722)	292,452
Unrealized loss on investments, net of tax	-	(240,000)
Total other comprehensive income (loss):	(1,120,722)	52,452
Comprehensive loss	$(10,306,798)	$(6,151,066)

Net loss per share:
Basic and diluted	$(0.53)	$(0.43)

Weighted average common shares outstanding:
Basic and diluted	17,487,184	14,298,973

* These line items include the following amounts of non-cash, stock-based compensation expense for the periods indicated:

	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017

Cost of sales	-	11,777
General and administrative	538,582	828,528
Selling and marketing	22,788	16,079
Research and development	781,363	613,822
	1,342,733	1,470,206

Results of Operations

Net sales and revenue

	2018	2017	Change	Percent

For the three months ended June 30,	$77,313	$62,914	$14,399	23%

Revenue for three months period ended June 30, 2018 was mainly derived from cell banking services as well as cell therapy technology service. Whereas revenue for three months period ended June 30, 2017 was mainly derived from cell therapy technology service.

Cost of Sales

	2018	2017	Change	Percent

For the three months ended June 30,	$54,393	$38,097	$16,296	43%

The cost of sales in the three months ended June 30, 2018 was commensurate with the sales volume and the changing distribution of the cell banking service business and cell therapy technology service business, which have different gross profit ratio.

General and Administrative Expenses

	2018	2017	Change	Percent

For the three months ended June 30,	$3,121,695	$3,319,093	$(197,398)	(6)%

Decreased expenses in 2018 was primarily attributed to the following:

o
A decrease in stock-based compensation expense of $305,000, which primarily resulted from the decline in volume of unvested options;
o
A decrease in rental expense of $466,000, which mainly resulted from the opening of our facility located in the “Pharma Valley” of Shanghai in November 2017. Following the opening, the majority of the rental expense was absorbed in research and development expenses;
o
An increase in depreciation of $55,000, which mainly resulted from opening and depreciation of our facility located in the “Pharma Valley” of Shanghai;
o
An increase in legal, audit and other professional fees of $121,000, a majority of which is attributable to the increase of recruitment fees; and
o
An increase in payroll of $332,000 due to headcount increase and retention bonuses to employees in 2018.

Selling and Marketing Expenses

	2018	2017	Change	Percent

For the three months ended June 30,	$92,880	$76,385	$16,495	22%

Sales and marketing expenses increased by approximately $16,000 in the three months ended June 30, 2018 as compared to the three months ended June 30, 2017, primarily as a result of an increase in salary of $6,000 and an increase in stock-based compensation expense of $7,000.

Research and Development Expenses

	2018	2017	Change	Percent

For the three months ended June 30,	$6,166,556	$3,349,509	$2,817,047	84%

Research and development costs increased by approximately $2,817,000 in the three months ended June 30, 2018 as compared to the three months ended June 30, 2017. The increase was primarily attributed to the pick-up in our development work and new talents recruited for anti-BCMA target for multiple myeloma, and other solid tumor indications at our newly operating state of the art GMP facility.

Impairment of Investments

	2018	2017	Change	Percent

For the three months ended June 30,	$29,424	$-	$29,424	N/A

The impairment of investments for the three months ended June 30, 2018 is attributed to the recognition of other than temporary impairment on the value of shares in one stock, no such expense existed in the same period in 2017. The Company provided full impairment of $29,424 for shares of ALEV for the three months ended June 30, 2018 as ALEV filed Form 15 in SEC and was no longer traded in the market during the period.

Operating Loss

	2018	2017	Change	Percent

For the three months ended June 30,	$(9,387,635)	$(6,720,170)	$(2,667,465)	40%

The increase in the operating loss for the three months ended June 30, 2018 as compared to the same period in 2017 is primarily due to changes in general and administration expenses and research and development expenses, each of which is described above.

Total Other Income

	2018	2017	Change	Percent

For the three months ended June 30,	$201,559	$516,652	$(315,093)	(61)%

Other income for the three months ended June 30, 2018 was primarily interest income of $117,000, government subsidy income of $27,000 and foreign currency exchange gain of $59,000 netting of equipment disposal loss of $2,000. Other income for the three months ended June 30, 2017 was primarily interest income of $41,000 and government subsidy income of $512,000.

Net Loss

	2018	2017	Change	Percent

For the three months ended June 30,	$(9,186,076)	$(6,203,518)	$(2,982,558)	48%

Changes in net loss are primarily attributable to changes in operations which are described above.

Comprehensive Loss

	2018	2017	Change	Percent

For the three months ended June 30,	$(10,306,798)	$(6,151,066)	$(4,155,732)	68%

Comprehensive loss for three months ended June 30, 2018 includes a currency translation net loss of approximately $1,121,000 combined with the changes in net income. Comprehensive loss for three months ended June 30, 2017 includes unrealized net loss on investments of $240,000 and a currency translation net gain of approximately $292,000 combined with the changes in net income.

Comparison of Six Months Ended June 30, 2018 to Six Months Ended June 30, 2017

The descriptions in the results of operations below reflect our operating results as set forth in our Consolidated Statement of Operations filed herewith.

	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017

Net sales and revenue	$128,274	$161,339

Operating expenses:
Cost of sales	76,693	75,499
General and administrative	6,310,492	6,504,340
Selling and marketing	167,465	194,269
Research and development	11,440,507	6,393,634
Impairment of long-term investments	29,424	-
Total operating expenses	18,024,581	13,167,742
Operating loss	(17,896,307)	(13,006,403)

Other income
Interest income	122,284	89,755
Other income	93,924	553,587
Total other income	216,208	643,342
Loss before taxes	(17,680,099)	(12,363,061)

Income taxes provision	(2,400)	(2,450)

Net loss	$(17,682,499)	$(12,365,511)
Other comprehensive income (loss):
Cumulative translation adjustment	(302,361)	346,121
Unrealized loss on investments, net of tax	-	(240,000)
Total other comprehensive income:	(302,361)	106,121
Comprehensive loss	$(17,984,860)	$(12,259,390)

Net loss per share:
Basic and diluted	$(1.03)	$(0.87)

Weighted average common shares outstanding:
Basic and diluted	17,116,944	14,211,888

* These line items include the following amounts of non-cash, stock-based compensation expense for the periods indicated:

	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017

Cost of sales	-	22,916
General and administrative	1,100,903	1,696,113
Selling and marketing	43,780	13,697
Research and development	1,332,931	1,169,387
	2,477,614	2,902,113

Results of Operations

Net sales and revenue

	2018	2017	Change	Percent

For the six months ended June 30,	$128,274	$161,339	$(33,065)	(20)%

Revenue for six months period ended June 30, 2018 was mainly derived from cell banking services as well as cell therapy technology service. Whereas revenue for six months period ended June 30, 2017 was mainly derived from cell therapy technology service.

Cost of Sales

	2018	2017	Change	Percent

For the six months ended June 30,	$76,693	$75,499	$1,194	2%

The cost of sales fluctuated mainly due to the changing distribution of the cell banking service business and cell therapy technology service business, which have different gross profit ratio.

General and Administrative Expenses

	2018	2017	Change	Percent

For the six months ended June 30,	$6,310,492	$6,504,340	$(193,848)	(3)%

Decreased expenses in 2018 was primarily attributed to below facts:

o
A decrease in stock-based compensation expense of $595,000, which primarily resulted from the decline in volume of unvested options;
o
A decrease in rental expense of $1,008,000, which mainly resulted from the opening of our facility located in the “Pharma Valley” of Shanghai in November 2017. Following the opening, the majority of the rental expense was absorbed in research and development expenses;
o
An increase in depreciation of $127,000, which mainly resulted from opening and depreciation of our facility located in the “Pharma Valley” of Shanghai;
o
An increase in legal, audit and other professional fees of $445,000, a majority of which is attributable to a new capital market advisory expense incurred in the first quarter 2018 and an increase in recruitment fees; and
o
An increase in payroll of $690,000 due to due to an increase in headcount and retention bonuses to employees in 2018.

Selling and Marketing Expenses

	2018	2017	Change	Percent

For the six months ended June 30,	$167,465	$194,269	$(26,804)	(14)%

The selling and marketing expenses decreased by approximately $27,000 in the six months ended June 30, 2018 as compared to the six months ended June 30, 2017, primarily as a result of a severance payment in 2017.

Research and Development Expenses

	2018	2017	Change	Percent

For the six months ended June 30,	$11,440,507	$6,393,634	$5,046,873	79%

Research and development costs increased by approximately $5,047,000 in the six months ended June 30, 2018 as compared to the six months ended June 30, 2017. The increase was primarily attributed to the pick-up in our development work and new talents recruited for anti-BCMA target for multiple myeloma, and other solid tumor indications at our newly operating state of the art GMP facility.

Impairment of Investments

	2018	2017	Change	Percent

For the six months ended June 30,	$29,424	$-	$29,424	N/A

The impairment of investments for the six months ended June 30, 2018 is attributed to the recognition of other than temporary impairment on the value of shares in one stock, no such expense existed in the same period in 2017. The Company provided full impairment of $29,424 for shares of ALEV for the six months ended June 30, 2018 as ALEV filed Form 15 in SEC and was no longer traded in the market in recent quarter.

Operating Loss

	2018	2017	Change	Percent

For the six months ended June 30,	$(17,896,307)	$(13,006,403)	$(4,889,904)	38%

The increase in the operating loss for the six months ended June 30, 2018 as compared to the same period in 2017 is primarily due to changes in general and administrative expenses and research and development expenses, each of which is described above.

Total Other Income

	2018	2017	Change	Percent

For the six months ended June 30,	$216,208	$643,342	$(427,134)	(66)%

Other income for the six months ended June 30, 2018 was primarily interest income of $122,000, government subsidy income of $42,000 and foreign currency exchange gain of $55,000 netting of equipment disposal loss of $3,000. Other income for the six months ended June 30, 2017 was primarily interest income of $90,000 and government subsidy income of $592,000.

Income Taxes Provision

	2018	2017	Change	Percent

For the six months ended June 30,	$(2,400)	$(2,450)	$50	(2)%

While we have optimistic plans for our business strategy, we determined that a valuation allowance was necessary given the current and expected near term losses and the uncertainty with respect to our ability to generate sufficient profits from our business model. Therefore, we established a valuation allowance for deferred tax assets other than the extent of the benefit from other comprehensive income. Income tax expense for six months ended June 30, 2018 and 2017 all represent US state tax.

Net Loss

	2018	2017	Change	Percent

For the six months ended June 30,	$(17,682,499)	$(12,365,511)	$(5,316,988)	43%

Changes in net loss are primarily attributable to changes in operations of our biomedicine segment which are described above.

Comprehensive Loss

	2018	2017	Change	Percent

For the six months ended June 30,	$(17,984,860)	$(12,259,390)	$(5,725,470)	47%

Comprehensive net loss for six months ended June 30, 2018 includes a currency translation net loss of approximately $302,000 combined with the changes in net income. Comprehensive net loss for six months ended June 30, 2017 includes unrealized net loss on investments of approximately $240,000 and a currency translation net gain of approximately $346,000 combined with the changes in net income.

Liquidity and Capital Resources

We had working capital of $32,683,133 as of June 30, 2018 compared to $20,118,725 as of December 31, 2017. Our cash position increased to $24,785,867 at June 30, 2018 compared to $21,568,422 at December 31, 2017, primarily due to an increase in cash provided by financing activities, offset by cash used in operating and investment activities, as further described below.

Net cash provided by or used in operating, investing and financing activities from continuing operations was as follows:

Net cash used in operating activities was approximately $13,656,000 and $7,778,000 for the six months ended June 30, 2018 and 2017, respectively. The following table reconciles net loss to net cash used in operating activities:

For the six months ended June 30,	2018	2017	Change
Net loss	$(17,682,499)	$(12,365,511)	$(5,316,988)
Non cash transactions	4,995,904	4,271,232	724,672
Changes in operating assets, net	(969,304)	316,228	(1,285,532)
Net cash used in operating activities	$(13,655,899)	$(7,778,051)	$(5,877,848)

The 2018 change in non-cash transaction was primarily due to the increase in depreciation and amortisation of $1,117,000 netting of the decline in share based compensation of $424,000 compared with same period in 2017.

Net cash used in investing activities was approximately $12,202,000 and $3,037,000 in the six months ended June 30, 2018 and 2017, respectively.   The $12,202,000 includes a $10,000,000 short-term deposits and the $3,037,000 is capital expenditures for new equipment and facility improvement.

Net cash (used in) provided by financing activities was approximately $29,136,000 and $(1,284,000) in the six months ended June 30, 2018 and 2017, respectively. Net cash inflow in the financing activities in 2018 was mainly attributed to the proceeds received from the issuance of common stock and exercise of options netting of the repurchase of the Company’s common stock. Net cash used in the financing activities in 2017 was mainly attributed to repurchase of the Company’s common stock.

Liquidity and Capital Requirements Outlook

We anticipate that the Company will require approximately $35 million in cash to operate as planned in the coming 12 months. Of this amount, approximately $28 million will be used in daily operation and approximately $7 million will be used as capital expenditure, although we may revise these plans depending on the changing circumstances of our biopharmaceutical business.

We expect to rely on current cash balances on hand and additional equity financing to provide for these capital requirements. We do not intend to use, and will not rely on our holdings in these illiquid securities to fund our operations.  One of our stocks held, Arem Pacific Corporation, has a declared effective S-1 prospectus which relates to the resale of up to 13,694,711 shares of common stock, inclusive of the 8,000,000 shares held by the Company. However, the shares offered by this filing may only be sold by the selling stockholders at $0.05 per share until the shares are quoted on the OTCQB® tier of OTC Markets or an exchange. Other two of our stocks held, Alpha Lujo, Inc. (“ALEV”) and Wonder International Education & Investment Group Corporation (“Wonder”), are no longer traded on any stock market.  We do not know whether we can liquidate our 8,000,000 shares of Arem Pacific stock or the 2,942,350 shares of ALEV stock and the 2,057,131 shares of Wonder stock, or if liquidated, whether the realized amount will be meaningful at all. As a result, we have written down above stocks to their fair value.

On April 15, 2016, the Company completed the second and final closing of a financing transaction with Wuhan Dangdai Science & Technology Industries Group Inc., pursuant to which the Company sold to the Investor 2,006,842 shares of the Company’s common stock, par value $0.001 per share, for approximately $38,130,000 in gross proceeds. As previously disclosed in a Current Report on Form 8-K filed on February 10, 2016, the Company conducted the initial closing of the financing on February 4, 2016. The aggregate gross proceeds from both closings in the financing totaled approximately $43,130,000. In the aggregate, 2,270,000 shares of Common Stock were issued in the financing. On March 22, 2016, the Company filed a registration statement on Form S-3 to offer and sell from time to time, in one or more series, any of the securities of the Company, for total gross proceeds up to $150,000,000. On June 17, 2016, the SEC declared the S-3 effective; we have yet to utilize any of the $150,000,000 registered under the S-3. On December 26, 2017, the Company entered into a Share Purchase Agreement with two investors, pursuant to which the Company agreed to sell and the two investors agreed to purchase from the Company, an aggregate of 1,166,667 shares of the Company’s common stock, par value $0.001 per share, at $12.00 per share, for total gross proceeds of approximately $14,000,000. The transaction closed on December 28, 2017. Together with a private placement with three of its executive officers on December 22, 2017, the Company raised an aggregate of approximately $14.5 million in the two private placements in December 2017. On January 30, 2018 and February 5, 2018, the Company entered into Securities Purchase Agreements with certain investors, pursuant to which the Company agreed to sell, and the Investors agreed to purchase from the Company, an aggregate of 1,719,324 shares of the Company’s common stock, par value $0.001 per share, at $17.80 per share, for total gross proceeds of approximately $30.6 million.  The February 2018 Private Placement closed on February 5, 2018. On March 5, 2018, the Company filed a registration statement on Form S-3 for resale of up to 2,927,658 shares acquired on three private placement financing on December, 2017 and on February 2018. On April 9, 2018, the SEC declared the S-3 effective; and on April 11, 2018 we filed the requisite resale prospectus. As we continue to incur losses, achieving profitability is dependent upon the successful development of our cell therapy business and commercialization of our technology in research and development phase, which is a number of years in the future. Once that occurs, we will have to achieve a level of revenues adequate to support our cost structure. We may never achieve profitability, and unless and until we do, we will continue to need to raise additional capital. Management intends to fund future operations through additional debt or equity offerings, and may seek additional capital through arrangements with strategic partners or from other sources.

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

Contractual Obligations

We have various contractual obligations that will affect our liquidity. The following table sets forth our contractual obligations as of June 30, 2018.

	Payments due by period
Contractual Obligations	Total	Less than	2-3	4-5	More than
		1 year	years	years	5 years
Capital Commitment	$3,427,067	$3,414,069	12,998	-	-
Operating Lease Obligations	22,117,246	3,068,252	5,376,906	5,189,429	8,482,659
Total	$25,544,313	$6,482,321	$5,389,904	$5,189,429	$8,482,659

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Exposure to credit, liquidity, interest rate and currency risks arises in the normal course of the Company’s business. The Company’s exposure to these risks and the financial risk management policies and practices used by the Company to manage these risks are described below.

Credit Risk

Credit risk is the risk that one party to a financial instrument will cause a financial loss for the other party by failing to discharge an obligation. The Company’s credit risk is primarily attributable to cash at bank, current investment and receivables etc. Exposure to these credit risks are monitored by management on an ongoing basis.

The Company’s cash and current investment is mainly held with well-known or state owned financial institutions, such as HSBC, Bank of China, CITIC Bank and China Merchant Bank etc. Management does not foresee any significant credit risks from these deposits/investments and does not expect that these financial institutions may default and cause losses to the Company.

In respect of receivables, the Company does not obtain collateral from customers. The Company’s exposure to credit risk is influenced mainly by the individual characteristics of each customer rather than the industry, country or area in which the customers operate and therefore significant concentrations of credit risk arise primarily when the Group has significant exposure to individual customers. As of June 30, 2018, 82% of the total accounts receivable was due from the largest customer of the Company.

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

The following table details the Company’s exposure as of June 30, 2018 to currency risk arising from recognised assets or liabilities denominated in a currency other than the functional currency of the entity to which they relate. For presentation purposes, the amounts of the exposure are shown in USD translated using the spot rate as of June 30, 2018. Differences resulting from the translation of the financial statements of entities into the Company’s presentation currency are excluded.

	Exposure to foreign currencies (Expressed in USD)
	As of June 30, 2018
	RMB	USD
Cash and cash equivalents	2,693	185,302

Net exposure arising from recognised assets and liabilities	2,693	185,302

The following table indicates the instantaneous change in the Company’s net loss that would arise if foreign exchange rates to which the Company has significant exposure at the end of the reporting period had changed at that date, assuming all other risk variables remained constant.

	As of June 30, 2018

	increase/(decrease) in foreign exchange rates	Effect on net loss (Expressed in USD)
RMB (against USD)	5%	(9,130)

	-5%	9,130

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

Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2018, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

During the three months ended June 30, 2018, there were no material changes to the risk factors disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017 except the risks set forth below.

Litigation and other proceedings relating to intellectual property is expensive, time consuming and uncertain, and we may be unsuccessful in our efforts to protect against infringement by third parties or defend ourselves against claims of infringement or otherwise.

To protect our intellectual property, we may initiate litigation or other proceedings. Third parties may also initiate proceedings to challenge our intellectual property rights.  For instance, in April 2018, a company based in Hangzhou, China, submitted a petition with the PRC Trademark Office to challenge our Rejoin™ trademark on the basis of a lack of use. Upon such petition, the PRC Trademark Office has issued a notice, requesting us to provide evidence of use by August 30, 2018.  We have been collecting evidence in response to such notice and intend to submit a response to refute the claim by August 30, 2018. Although we are dedicated to protecting our intellectual property in such proceedings and believe that we have resources to do so, there is no assurance that we will succeed in each of these matters.  The loss or narrowing of our intellectual property protection, the inability to secure or enforce our intellectual property rights or a finding that we have infringed the intellectual property rights of a third party could limit our ability to develop or market our products and services in the future or adversely affect our revenues. In addition, intellectual property litigation and other adverse proceedings are costly and time-consuming in general, divert the attention of management and technical personnel and could result in substantial uncertainty regarding our future viability, even if we ultimately prevail.  Furthermore, any public announcements related to such litigation or regulatory proceedings could adversely affect the price of our common stock.

Third parties may allege that the research, development and commercialization activities we conduct infringe patents or other proprietary rights owned by such parties. This may turn out to be the case even though we have conducted a search and analysis of third-party intellectual property rights and have determined that certain aspects of our research and development and proposed products activities apparently do not infringe on any third-party Chinese intellectual property rights. If we are found to have infringed the intellectual property of a third party, we may be required to pay substantial damages; we also may be required to seek from such party a license, which may not be available on acceptable terms, if at all, to continue our activities. A judicial finding or infringement or the failure to obtain necessary licenses could prevent us from commercializing our products, which would have a material adverse effect on our business, operating results and financial condition.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As previously disclosed on a Current Report on Form 8-K filed on June 1, 2017, the Company authorized a share repurchase program (the “Share Repurchase Program”), pursuant to which the Company may, from time to time, purchase shares of its common stock for an aggregate purchase price not to exceed $10 million. The table below summarizes purchases made by or on behalf of the Company or affiliated purchasers as defined in Regulation S-K under the Share Purchase Program during the six months ended June 30, 2018.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum dollar value of shares that may yet be purchased under the plans or programs

Prior to 2018	426,794	$9.32	426,794
January 1, 2018 ~ January 31, 2018	-	$-	-
February 1, 2018 ~ February 28, 2018	-	$-	-
March 1, 2018 ~ March 31, 2018	37,462	$19.10	37,462
April 1, 2018 ~ April 30, 2018	17,984	$19.84	17,984
May 1, 2018 ~ May 31, 2018	47,006	$18.97	47,006
June 1, 2018 ~ June 30, 2018	31,522	$18.14	31,522

Total	560,768	$11.62	560,768	3,486,007

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

Exhibits

Exhibit Number	Description
31.1	Certificaton Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer and Chief Financial Officer.
32.1	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CELLULAR BIOMEDICINE GROUP, INC.
(Registrant)

Date: August 7, 2018	By:	/s/ Bizuo (Tony) Liu
Bizuo (Tony) Liu
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)