Form 10-K
period 2018-12-31
Cellular Biomedicine Group, Inc.
filed 2019-02-19
CIK 1378624

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

———————
FORM 10-K
———————

☐     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2018

OR

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number: 001-36498

———————
CELLULAR BIOMEDICINE GROUP, INC.
(Exact name of registrant as specified in its charter)
———————
Delaware	86-1032927
State of Incorporation	IRS Employer Identification No.

1345 Avenue of Americas, 15th Floor
New York, New York 10105
(Address of principal executive offices)

 (347) 905 5663
(Registrant's telephone number)

Securities registered pursuant to Section 12(b) of the Exchange Act:
Common Stock, par value $.001 per share

Securities registered pursuant to Section 12(g) of the Exchange Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☑ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☑ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑   No ☐☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ ☐ Yes  ☑ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter – $232,614,111 as of June 30, 2018.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: As of February 4, 2019, there were 19,136,867 shares and 18,081,368 shares of common stock, par value $.001 per share issued and outstanding, respectively.

Documents Incorporated By Reference –Portions of the Registrant’s definitive Proxy Statement for its 2019 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

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

CELLULAR BIOMEDICINE GROUP, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2018

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
●
the potential for our identified research priorities to advance our cancer and degenerative disease technologies;
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
● ..
the potential of the technologies we are developing (each as defined below);
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

Overview

Cellular Biomedicine Group, Inc. is a clinical stage biopharmaceutical company, committed to developing therapies for cancer and degenerative diseases utilizing proprietary cell-based technologies. Our focus is to reduce the aggregate cost and ensure quality products of cell therapies by leveraging our innovative manufacturing capabilities and strong ability to process optimization to development of our internal proprietary cell therapy based pipelines and our ability to partner with leading cell therapy companies seeking manufacturing capabilities for global collaborative partnerships. CBMG is headquartered in New York, New York, its Research & Development facilities are based in Gaithersburg, Maryland and Shanghai, China, and its manufacturing facilities are based in China in the cities of Shanghai and Wuxi.

The manufacturing and delivery of cell therapies involve complex, integrated processes, comprised of harvesting T cells from patients, T cell isolation, activation, viral vector transduction and GMP grade purification. We are using a semi-automated, fully closed system and self-made high quality viral vector for cell therapy manufacturing, which enables us to reduce the aggregate cost of cell therapies. Additionally, this system has the ability to scale for commercial supply at an economical cost.

Our technology includes two major platforms: (i) Immune cell therapy for treatment of a broad range of cancer indications comprised of technologies in Chimeric Antigen Receptor modified T cells ("CAR-T"), genetic modified T-cell receptors (“TCRs”), next generation neoantigen-reactive tumor infiltrating lymphocyte (“TIL”), and (ii) human adipose-derived mesenchymal progenitor cells ("haMPC") for treatment of joint diseases. We expect to carry out clinical studies leading to the eventual approval by the National Medical Products Administration (NMPA, renamed from China Food and Drug Administration (“CFDA”)) of our products through Biologics License Application ("BLA") filings and authorized clinical centers throughout Greater China. We also plan to conduct clinical studies in the United States that could potentially lead to FDA approval of our solid tumor clinical assets.

Our primary target market is China, where we believe that our cell-based therapies will be able to help patients with high unmet medical needs. We are focused on developing and marketing safe and effective cell-based therapies to treat cancer and joint diseases. We have developed proprietary technologies and know-how in our cell therapy platforms. We are conducting clinical studies in China with our stem cell based therapies to treat knee osteoarthritis (“KOA”). On December 2017, the Chinese government issued trial guidelines concerning the development and testing of cell therapy products in China, which provides that all cell therapy products are treated as “drug” from a regulatory perspective, and require official approval for INDs. Prior to this revised regulation in December 2017, we have completed a Phase IIb autologous haMPC KOA clinical study and released the promising results. Led by Shanghai Renji Hospital, one of the largest teaching hospitals in China, we completed a Phase I clinical trial of our off-the-shelf allogeneic haMPC (AlloJoin™) therapy for treating KOA patients. We also completed and presented the Allojoin™ Phase I 48-week data in China, and have been approved by NMPA to initiate a Phase II clinical trial following the filing of CBMG's IND application for AlloJoin® for KOA. CBMG’s IND application is the first stem cell drug application to be approved by NMPA for a Phase II KOA clinical trial since the release of the updated regulation on cell therapy.

In addition to our own internal pipelinse, we have initiated successful partnerships with other cell therapy focused companies as it pertains to their technology and platform’s market access into the Chinese market. We believe that our focus on process improvement and creating cost savings on cell therapy manufacturing will enable us to collaborate with those firms as they enter into the Chinese market.

Prior to September 2018, CBMG has been developing its own anti-CD19 CAR-T cell therapy in B-cell non-Hodgkin lymphoma ("NHL")and adult acute lymphoblastic leukemia (“ALL”) and had already initiated IND applications in China. On September 25, 2018, we entered into a strategic licensing and collaboration agreement with Novartis to manufacture and supply their CAR-T cell therapy Kymriah® (tisagenlecleucel) in China. As part of the deal, Novartis took approximately a 9% equity stake in CBMG, and CBMG is discontinuing development of its own anti-CD19 CAR-T cell therapy. This collaboration with Novartis reflects our shared commitment to bringing the first marketed CAR-T cell therapy product, Kymriah® , currently approved in the US, EU and Canada for two difficult-to-treat cancers, to China where the number of patients remains the highest in the world. We continue to develop cell therapies targeting other than CD19 on our own and Novartis has the first right of negotiation on these developments. The CBMG oncology pipeline includes CAR-T targeting CD20-, CD22- and B-cell maturation antigen (BCMA), NKG2D, AFP TCR and TIL. We are striving to build competitive research capabilities, a cutting edge translational medicine unit, along with a well-established cellular manufacturing capability and ample capacity, to support Kymriah® in China and our development of cell therapy products. We expect to initiate first in-human clinical trials for multiple CAR-T and TCR-T programs in 2019.

Corporate History

Headquartered in New York, the Company is a Delaware biopharmaceutical company focused on developing treatment for cancer and joint diseases for patients in China. The Company was formerly known as EastBridge Investment Group Corporation and originally incorporated in the State of Arizona on June 25, 2011. The Company started its regenerative medicine business in China in 2009 and expanded to CAR-T therapies in 2014.
Recent Developments

 On February 5, 2018, Sailings Capital invested in the Company for an aggregate of 1,719,324 shares (the “February 2018 Private Placement”) of the Company’s common stock at $17.80 per share, for total gross proceeds of approximately $30.6 million.   Pursuant to the shares purchase agreement, Sailings Capital nominated, and Bosun S. Hau was appointed as a non-executive Class III director of the Company and his appointment was subsequent ratified by the Company’s stockholders during the Annual Stockholders Meeting on April 27, 2018.

On February 15, 2018, we obtained a 36–month exclusive option with Augusta University to negotiate a royalty-bearing, exclusive license to the patent rights owned by the Augusta University relating to an invention to identify novel alpha fetoprotein (“AFP”) specific TCR for a hepatocellular carcinoma (“HCC”) immunotherapy. On February 14, 2019 we exercised our option and executed the exclusive license with Augusta University.

On March 16, 2018, we issued a press release announcing the presentation of the Allojoin™ Phase I 48-week data in China, as well as the termination of the Company’s U.S. Allojoin™ program with CIRM to focus the clinical development in China. Prior to termination, the Company had received $1.2 million of the potential $2.29 million available under the CIRM grant.

On April 18, 2018 and April 21, 2018, the NMPA CDE posted on its website acceptance of the IND application for CAR-T cancer therapies in treating patients with NHL and ALL submitted by two of the wholly-owned subsidiaries of the Company, respectively.  After executing the Novartis License and Collaboration Agreement in September 2018 described below, we no longer pursue our own CD-19 CAR-T program.

On June 22, 2018, we expanded and moved to a new research and development center in Gaithersburg, Maryland.

On September 25, 2018, the Company, together with certain of its subsidiaries and controlled entities, entered into a License and Collaboration Agreement (the “Collaboration Agreement”) with Novartis, pursuant to which the Company will manufacture and supply Novartis the T CAR-T cell therapy Kymriah® (tisagenlecleucel) (the “Product”) in China. The Company also granted Novartis a world-wide license certain of its intellectual property and technology, including intellectual property and technology related to the Product. Such license is exclusive with respect to the development, manufacture and commercialization of the Product and non-exclusive with respect to the development, manufacture and commercialization of other products.

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

On October 2, 2018, we entered into a non-exclusive license agreement with The U.S. Department of Health and Human Services, as represented by National Cancer Institute, an Institute or Center (the “IC”) of the National Institutes of Health, pursuant to which the Company was granted rights to the worldwide development, manufacture and commercialization of autologous, tumor-reactive lymphocyte adoptive cell therapy products, isolated from tumor infiltrating lymphocytes as claimed in the IC licensed patent rights, for the treatment of non-small cell lung, stomach, esophagus, colorectal, and head and neck cancer(s) in humans.

On October 10, 2018, we announced that we commenced a stock repurchase program (the “2018 Share Repurchase Program”) granting the Company authority to purchase up to $8.48 million in common shares through open market purchases pursuant to a plan adopted in accordance with Rule 10b5-1 and Rule 10b-18 of the Exchange Act. The program contemplated repurchases of shares of the Company’s common stock in the open market in accordance with all applicable securities laws and regulations. It is contemplated that total shares to be repurchased under the 2017 and 2018 Share Repurchase Programs shall not exceed $15 million in the aggregate. From June 2017 to December 2018 the Company repurchased a total of 1,001,499 shares of our common stock at a total price of $13,953,666, or an average of $13.93 per share.

On October 29, 2018, after reassessing CBMG broad pipelines in immune cell technologies which comprises of CAR-T, TCRT, and TIL, CBMG notified USF and Moffitt to prioritize our clinical efforts primary on cell therapy efforts and to terminate its GVAX license agreements.

On November 2, 2018, we relocated our principal executive offices from Cupertino, California to New York, New York.

On November 7, 2018, NMPA CDE formally accepted the IND application for allogeneic adipose-derived mesenchymal progenitor cell (haMPC) off-the-shelf therapy AlloJoin® for Knee Osteoarthritis (KOA) submitted by two of our wholly-owned subsidiaries.

In the next 12 months, we aim to accomplish the following, though there can be no assurances that we will be able to accomplish any of these goals:

●
Execute the technical transfer and align the manufacturing processes with Novartis to support Novartis’ development of the Kymriah® therapy in China;

●
Advance Allojoin™ KOA Phase II clinical trial to support the BLA submissions in China;

●
Advance Rejoin™ KOA IND applications with the NMPA’s CDE and initiate clinical studies to support the BLA submissions in China;

●
Initiate investigator sponsored and/or CBMG sponsored clinical trials and get early proof of concept results for the following clinical assets:
º
Anti-BCMA CAR-T for Multiple Myeloma (MM)
º
Anti-CD22 CAR-T for anti-CD19 CAR-T relapsing ALL
º
NKG2D CAR-T for acute myeloid leukemia (AML)
º
Alpha Fetoprotein Specific TCR-T for HCC
º
anti-CD 20 CAR-T for anti-CD19 CAR-T relapsing NHL
º
TIL for solid tumors

●
Bolster R&D resources to fortify our intellectual properties portfolio and scientific development. Continue to develop a competitive cell therapy pipeline for CBMG. Seek opportunities to file new patent applications in potentially the rest of the world and in China;

●
Leveraging our quality system and our strong scientific expertise to develop a platform as preferred parties for international pharmaceutical companies to co-develop cell therapies in Chinaby implementing our quality strategies and leveraging the experience and expertise of our strong scientific team in the U.S. and in China;

●
Evaluate and implement digital platform system for research, material management, production and clinical data tracking;

●
Evaluate new regenerative medicine technology platform for other indications and review recent development in the competitive landscape;

●
Advance our Quality Management System (QMS), Validation Master Plan (VMP) and electronic records for quality assurance ;

●
Improve liquidity and fortify our balance sheet by courting institutional investors; and

●
Evaluate the addition of gene therapy for disease treatment to our portfolio; and

●
Evaluate possibility of dual listing on the Hong Kong Stock Exchange to expand investor base in Asia.

Our operating expenses for year ended December 31, 2018 were in line with management’s plans and expectations. We have an increase in total operating expenses of approximately $12.8 million for the year ended December 31, 2018, as compared to the year ended December 31, 2017, which is primarily attributable to increased R&D expenses and clinical developments in 2018.

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

Cellular Biomedicine Group Ltd. (Wuxi), license number 320200400034410 (the “WFOE”) is a wholly foreign-owned entity that is 100% owned by Cellular Biomedicine Group HK Limited.  This entity’s legal name in Chinese translates to “Xi Biman Biological Technology (Wuxi) Co. Ltd.”  WFOE controls and holds ownership rights in the business, assets and operations of Cellular Biomedicine Group Ltd. (Shanghai) (“CBMG Shanghai”) through variable interest entity (VIE) agreements.  We conduct certain biopharmaceutical business activities through WFOE, including research and development, technical support, technical service, technology transfer in biomedical technology field, manufaturing of non-food, pharmaceutical polypeptides and medical devices (in vitro diagnostic reagents) extracted by biology；making foreign investment with its own funds; cosmetics, sanitary products and biological agents wholesale, commission agents

Cellular Biomedicine Group Ltd. (Shanghai) license number 310104000501869 (“CBMG Shanghai”), is a PRC domestic corporation, which we control and hold ownership rights in, through WFOE and the above-mentioned VIE agreements.  This entity’s legal name in Chinese translates to “Xi Biman Biotech (Shanghai) Co., Ltd.”  We conduct certain biopharmaceutical business activities through our controlled VIE entity, CBMG Shanghai, including clinical trials and certain other activities requiring a domestic license in the PRC.  Mr. Chen Mingzhe and Mr. Lu Junfeng together are the record holders of all of the outstanding registered capital of CBMG Shanghai.  Mr. Chen and Mr. Lu are also investors of CBMG Shanghai constituting the entire management of the same.   Mr. Chen and Mr. Lu receive no compensation for their roles as investors of CBMG Shanghai.

Beijing Agreen Biotechnology Co., Ltd. is a PRC domestic corporation and wholly owned subsidiary of CBMG Shanghai.

Wuxi Cellular Biopharmaceutical Group Ltd., established on January 17, 2017, is a PRC domestic corporation and wholly owned subsidiary of CBMG Shanghai.

Shanghai Cellular Biopharmaceutical Group Ltd., established on January 18, 2017, is a PRC domestic corporation and wholly owned subsidiary of CBMG Shanghai.

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

BIOPHARMACEUTICAL BUSINESS

The biopharmaceutical business was founded in 2009 by a team of seasoned Chinese-American executives, scientists and doctors. In 2010, we established a facility designed and built to China's Good Manufacture Practice (GMP) standards in Wuxi, China and in 2012 we established a U.S. Food and Drug Administration (FDA) GMP standard protocol-compliant manufacturing facility in Shanghai. In October 2015, we opened a facility designed and built to GMP standards in Beijing. In November 2017, we opened our Zhangjiang facility in Shanghai, of which 40,000 square feet was designed and built to GMP standards and dedicated to advanced cell manufacturing. Our focus has been to serve the rapidly growing health care market in China by marketing and commercializing immune cell and stem cell therapeutics, related tools and products from our patent-protected homegrown and acquired cell technology, as well as by utilizing in-licensed and other acquired intellectual properties.

Our current treatment focal points are KOA and cancer.

Cancer. We are focusing our clinical development efforts on CD20-, CD22- and B-cell maturation antigen (BCMA)-specific CAR-T therapies, T-cell receptor (TCR) and tumor infiltrating lymphocyte (TIL) technologies. With the execution of the Novartis Collaboration Agreement we have prioritized our efforts on working with Novartis to bring Kymriah® to patients in China as soon as practicable. In view of our collaboration with Novartis, we will no longer pursue our own ALL and DLBCL BLA submission with the NMPA. On the research and development side we will endeavor to bring our CD22 HCL and CD19 CAR-T relapsing ALL, CD 20 for CD19 CAR-T Relapsing NHL, BCMA in Multiple Myeloma (MM), NKG2D in acute myeloid leukemia (AML), AFP TCR-T in Hepatocellular carcinoma (HCC) and neoantigen reactive TIL on solid tumors, respectively, in first in human trial as soon as possible. We plan to continue to leverage our quality system and our strong scientific expertise to develop a platform as preferred parties for international pharmaceutical companies to co-develop cell therapies with the Company in China by implementing our quality strategies and leveraging the experience and expertise of our strong scientific team in the U.S and in China.

KOA.  In 2013, we completed a Phase I/IIa clinical study, in China, for our KOA therapy named Re-Join®. The trial tested the safety and efficacy of intra-articular injections of autologous haMPCs in order to reduce inflammation and repair damaged joint cartilage. The 6-month follow-up clinical data showed Re-Join® therapy to be both safe and effective.

In Q2 of 2014, we completed patient enrollment for the Phase IIb clinical trial of Re-Join® for KOA. The multi-center study enrolled 53 patients to participate in a randomized, single blind trial. We published 48 weeks’ follow-up data of Phase I/IIa on December 5, 2014.  The 48-week data indicated that patients have reported a decrease in pain and a significant improvement in mobility and flexibility, while the clinical data shows our Re-Join® regenerative medicine treatment to be safe.   We announced the interim 24 week results for Re-Join® on March 25, 2015 and released positive Phase IIb 48 week follow-up data in January 2016, which shows the primary and secondary endpoints of Re-Join® therapy group having all improved significantly compared to their baseline, which has confirmed some of the Company’s Phase I/IIa results. Our Re-Join® human adipose-derived mesenchymal progenitor cell (haMPC) therapy for KOA is an interventional therapy using proprietary process, culture and medium.

Our process is distinguishable from sole Stromal Vascular Fraction (SVF) therapy. The immunophenotype of our haMPCs exhibited a homogenous population expressing multiple biomarkers such as CD73+, CD90+, CD105+, HLA-I+, HLA-DR-, Actin-, CD14-, CD34-, and CD45-.  In contrast, SVF is merely a heterogeneous fraction including preadipocytes, endothelial cells, smooth muscle cells, pericytes, macrophages, fibroblasts, and adipose-derived stem cells.

In January 2016, we launched the Allogeneic KOA Phase I Trial in China to evaluate the safety and efficacy of AlloJoin™, an off-the shelf allogeneic adipose derived progenitor cell (haMPC) therapy for the treatment of KOA. On August 5, 2016 we completed patient treatment for the Allogeneic KOA Phase I trial, and on December 9, 2016 we announced interim 3-month safety data from the Allogenic KOA Phase I Trial in China. The interim analysis of the trial has preliminarily demonstrated a safety and tolerability profile of AlloJoin™ in the three doses tested, and no serious adverse events (SAE) have been observed. On March 16, 2018, we announced the positive 48-week Allojoin™ Phase I data in China, which demonstrated good safety and early efficacy for the prevention of cartilage deterioration. China has finalized its cell therapy policy in December, 2017. Our AlloJoinTM Phase I IND application with the NMPA has been approved and we plan to implement our Phase II clinical trial soon. We plan to advance the KOA IND application for Rejoin™ with NMPA in the near future.

The unique lines of adult adipose-derived progenitor cells and the immune cell therapies enable us to create multiple cell formulations in treating specific medical conditions and diseases. The quality management systems of CBMG Shanghai were issued a Certificate of ISO-9001:2015 in 2018 and to be updated to 9001:2015 with full components. (i)The cleanrooms in our new facility are ISO 14644 certified and in compliance with China’s Good Manufacture Practice (GMP) requirement (2010 edition); (ii) the process equipment and analytical equipment in the new Shanghai facility has been calibrated and qualified, and the biological safety cabinets were also qualified. The quality management systems of WX SBM were also certified as meeting the requirement of ISO-9001:2015, and the facility and equipment were also qualified.

Our proprietary processes and procedures include (i) banking of allogenic cellular product and intermediate product; (ii) manufacturing procedures of GMP-grade viral vectors; (iii) manufacturing procedures of GMP-grade cellular product; (iv) analytical testing to ensure the safety, identity, purity and potency of cellular product.

Recent Developments in Adoptive Immune Cell Therapy (ACT)

The immune system plays an essential role in cancer development and growth. In the past decade, immune checkpoint blockade has demonstrated a major breakthrough in cancer treatment and has currently been approved for the treatment of multiple tumor types. Adoptive immune cell therapy (ACT) with tumor-infiltrating lymphocytes (TIL) or gene-modified T cells expressing novel T cell receptors (TCR) or chimeric antigen receptors (CAR) is another strategy to modify the immune system to recognize tumor cells and thus carry out an anti-tumor effector function.

The TILs consist tumor-resident T cells which are isolated and expanded ex vivo after surgical resection of the tumor. Thereafter, the TILs are further expanded in a rapid expansion protocol (REP). Before intravenous adoptive transfer into the patient, the patient is treated with a lymphodepleting conditioning regimen. TCR gene therapy and CAR gene therapy are ACT with genetically modified peripheral blood T cells. For both treatment modalities, peripheral blood T cells are isolated via leukapheresis. These T cells are then transduced by viral vectors to either express a specific TCR or CAR, respectively. These treatments have shown promising results in various tumor types.

CAR-Ts

According to the U.S. National Cancer Institute’s 2013 cancer topics research update on CAR-T-Cells, excitement is growing for immunotherapy—therapies that harness the power of a patient’s immune system to combat their disease, or what some in the research community are calling the “fifth pillar” of cancer treatment.

One approach to immunotherapy involves engineering patients’ own immune cells to recognize and attack their tumors. This approach is called adoptive cell transfer (ACT). ACT’s building blocks are T cells, a type of immune cell collected from the patient’s own blood. One of the well-established ACT approaches is CAR-T cancer therapy. After collection, the T cells are genetically engineered to produce special receptors on their surface called chimeric antigen receptors (CARs). CARs are proteins that allow the T cells to recognize a specific protein (antigen) on tumor cells. These engineered CAR-T cells are then grown until the number reaches dose level. The expanded population of CAR-T cells is then infused into the patient. After the infusion, if all goes as planned, the T cells multiply in the patient’s body and, with guidance from their engineered receptor, recognize and kill cancer cells that harbor the antigen on their surfaces. This process builds on a similar form of ACT pioneered from NCI’s Surgery Branch for patients with advanced melanoma. According to www.cancer.gov/.../research-updates/2013/CAR-T-Cells, in 2013 NCI’s Pediatric Oncology Branch commented that the CAR-T cells are much more potent than anything they can achieve with other immune-based treatments being studied. Although investigators working in this field caution that there is still much to learn about CAR T-cell therapy, the early results from trials like these have generated considerable optimism.

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

In August 2017, the U.S. FDA approved Novartis’ Kymriah® (tisagenlecleucel), a CD19-targeted CAR-T therapy, for the treatment of patients up to 25 years old for relapsed or refractory (r/r) acute lymphoblastic leukemia (ALL), the most common cancer in children. Current treatments show a rate of 80% remission using intensive chemotherapy. However, there are almost no conventional treatments to help patients who have relapsed or are refractory to traditional treatment. Kymriah® has shown results of complete and long lasting remission, and was the first FDA-approved CAR-T therapy. In October 2017, the U.S. FDA approved Kite Pharmaceuticals’ (Gilead) CAR-T therapy for diffuse large B-cell lymphoma (DLBCL), the most common type of NHL in adults. The initial results of axicabtagene ciloleucel (Yescarta), the prognosis of high-grade chemo refractory NHL is dismal with a medium survival time of a few weeks. Yescarta is a therapy for patients who have not responded to or who have relapsed after at least two other kinds of treatment.

In May 2018, the FDA approved Novartis’ Kymriah® for intravenous infusion for its second indication - the treatment of adult patients with relapsed or refractory (r/r) large B-cell lymphoma after two or more lines of systemic therapy including diffuse large B-cell lymphoma (DLBCL) not otherwise specified, high grade B-cell lymphoma and DLBCL arising from follicular lymphoma. Kymriah® is now the only CAR-T cell therapy to receive FDA approval for two distinct indications in non-Hodgkin lymphoma (NHL) and B-cell ALL. On September 25, 2018, we entered into the Collaboration Agreement with Novartis to manufacture and supply Kymriah® to Novartis in China.

Besides anti-CD19 CAR-T, anti-BCMA CAR-T has shown promising clinical efficacy in treatment of multiple myeloma. For example, bb2121, a CAR-T therapy targeting BCMA, has been developed by Bluebird bio, Inc. and Celgene for previously treated patients with multiple myeloma. Based on preliminary clinical data from the ongoing phase 1 study CRB-401, bb2121 has been granted Breakthrough Therapy Designation by the U.S. FDA and PRIME eligibility by the European Medicines Agency (EMA) in November 2017. We plan to initiate our anti-BCMA CAR-T investigator initiated trial in the near future.

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

TILs
While CAR-T cell therapy has been proven successful in treatment of several hematological malignancies, other cell therapy approaches, including Tumor Infiltrating Lymphocytes (TIL) are being developed to treat solid tumors. For example, Iovance Biotherapeutics is focused on the development of autologous tumor-directed TILs for treatments of patients with various solid tumor indications.  Iovance is conducting several Phase 2 clinical trials to assess the efficacy and safety of autologous TIL for treatment of patients with Metastatic Melanoma, Squamous Cell Carcinoma of the Head and Neck, Non-Small Cell Lung Cancer (NSCLC) and Cervical Cancer in the US and Europe.

TCRs
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

CBMG’s Adoptive Immune Cell Therapy (ACT) Programs

In December 2017, the Chinese government issued trial guidelines concerning the development and testing of cell therapy products in China. Although these trial guidelines are not yet codified as mandatory regulation, we believe they provide a measure of clarity and a preliminary regulatory pathway for our cell therapy operations in a still uncertain regulatory environment. On April 18 and April 21, 2018, the CDE posted on its website acceptance of the IND application for CAR-T cancer therapies in treating patients with NHL and adult ALL submitted by the Company’s wholly-owned subsidiaries Cellular Biomedicine Group (Shanghai) Ltd. and Shanghai Cellular Biopharmaceutical Group Ltd. On September 25, 2018 we entered into a strategic licensing and collaboration agreement with Novartis to manufacture and supply Kymriah® in China. As part of the deal, Novartis took approximately a 9% equity stake in CBMG, and CBMG is discontinuing development of its own anti-CD19 CAR-T cell therapy. This collaboration with Novartis reflects our shared commitment to bringing the first marketed CAR-T cell therapy, Kymriah®, a transformative treatment option currently approved in the US, EU and Canada for two difficult-to-treat cancers, to China where the number of patients in need remains the highest in the world. Together with Novartis, we plan to bring the first CAR-T cell therapy to patients in China as soon as possible. We continue to develop CAR-T therapies other than CD 19 on our own and Novartis has the first right of negotiation on these CAR-T developments. The CBMG oncology pipeline includes CAR-T targeting CD20-, CD22- and B-cell maturation antigen (BCMA), AFP TCR-T, which could specific  eradicate AFP positive HCC tumors and TIL technologies. Our current priority is to collaborate with Novartis to bring Kymriah® to China. At the same time, we remain committed to developing our existing pipeline of immunotherapy candidates for hematologic and solid tumor cancers to help deliver potential new treatment options for patients in China. We are striving to build a competitive research and development function, a translational medicine unit, along with a well-established cellular manufacturing capability and ample capacity, to support Kymriah® in China and our development of multiple assets in multiple indications. We believe that these efforts will allow us to boost the Company's Immuno-Oncology presence. We have initiated a clinical trial to evaluate anti-BCMA CAR-T therapy in Multiple Myeloma (“MM”) and expect to initiate first in-human studies for multiple CAR-T and TCR-T programs in 2019.

Market for Stem Cell-Based Therapies

The forecast is that in the United States, shipments of treatments with stem cells or instruments which concentrate stem cell preparations for injection into painful joints will fuel an overall increase in the use of stem cell based treatments and an increase to $5.7 billion in 2020, with key growth areas being Spinal Fusion, Sports Medicine and Osteoarthritis of the joints. According to Centers for Disease Control and Prevention. Prevalence of doctor-diagnosed arthritis and arthritis-attributable activity limitation United States. 2010-2012, Osteoarthritis (OA) is a chronic disease that is characterized by degeneration of the articular cartilage, hyperosteogeny, and ultimately, joint destruction that can affect all of the joints. According to Dillon CF, Rasch EK, Gu Q et al. Prevalence of knee osteoarthritis in the United States: Arthritis Data from the Third National Health and Nutrition Examination Survey 1991-94. J Rheumatol. 2006, the incidence of OA is 50% among people over age 60 and 90% among people over age 65. KOA accounts for the majority of total OA conditions and in adults, OA is the second leading cause of work disability and the disability incidence is high (53%). The costs of OA management have grown exponentially over recent decades, accounting for up to 1% to 2.5% of the gross national product of countries with aging populations, including the U.S., Canada, the UK, France, and Australia. According to the American Academy of Orthopedic Surgeons (AAOS), the only pharmacologic therapies recommended for OA symptom management are non-steroidal anti-inflammatory drugs (NSAIDs) and tramadol (for patients with symptomatic osteoarthritis). Moreover, there is no approved disease modification therapy for OA in the world. Disease progression is a leading cause of hospitalization and ultimately requires joint replacement surgery. According to an article published by the Journal of the American Medical Association, approximately 505,000 hip replacements and 723,000 knee replacements were performed in the United States in 2014 and they cost more than $20 billion. International regulatory guidelines on clinical investigation of medicinal products used in the treatment of OA were updated in 2015, and clinical benefits (or trial outcomes) of a disease modification therapy for KOA has been well defined and recommended. Medicinal products used in the treatment of osteoarthritis need to provide both a symptom relief effect for at least 6 months and a structure modification effect to slow cartilage degradation by at least 12 months. Symptom relief is generally measured by a composite questionnaire Western Ontario and McMaster Universities Osteoarthritis Index (WOMAC) score, and structure modification is measured by MRI, or radiographic image as accepted by international communities. The Company uses the WOMAC as primary end point to demonstrate symptom relief, and MRI to assess structure and regeneration benefits as a secondary endpoint.

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

Our Strategy

CBMG is a drug development company focusing on developing cell therapies first in China, and seek opportunity globally when appropriate. Our goal is to develop safe and effective cellular therapies for indications that represent a large unmet need in China. We intend to use our first-mover advantage in China, against a backdrop of enhanced regulation by the central government, to differentiate ourselves from the competition and establish a leading position in the China cell therapeutic market.    We believe that few competitors in China are as well-equipped as we are in the clinical trial development, diversified international standard compliant manufacturing facilities, quality assurance and control processes, regulatory compliance vigor, as well as continuous process improvement to speed up manufacturing timelines for its cell therapy clinical trials and commercial launch.

The key issues with cell therapy as a modality are drug therapeutic index, institutionalized, scalable manufacturing and an affordable price for the patients. Our continuous improvement approach in our manufacturing platform is unique as we utilize a semi-automatic, fully closed system, which is expected to lead to economies of scale. Additionally, our focus on being a fully integrated, cell therapy company has enabled us to be one of only a few companies that are able to manufacture clinical grade lentivirus in China.

In China, the Good Clinical Practice (“GCP”) compliant Investigator Initialized Trial (“IIT”) only requires IRB from hospital and local approval. IITs can provide early evidences of proof concept for novel drugs which are time and cost efficient. IITs are also good ways to identify and develop novel platforms. Currently, we have our own drug development pipeline in CAR-T, AFP TCR-T, TIL and KOA. Our R&D team continues to identify additional platform cell therapy technologies to develop internally or acquire established technologies.

In addition to the manufacturing Novartis’ Kymriah® for patients in China that is contemplated by the Collaboration Agreement and Manufacture and Supply Agreement with Novartis, we are also actively developing and evaluating other therapies comprised of other CAR-T, TCR-T and TIL. We plan to advance our KOA Allojoin™ to Phase II clinical trial and IND applications for Rejoin™ with the NMPA in the near future.

In addition to our drug development efforts, we also actively seek co-development opportunities with international partners. Such partnership will enable us to take advantage of the technologies of our partners while leveraging our quality control and manufacturing infrastructure and further expand our pipelines in a relatively rapid fashion.

  In order to expedite fulfillment of patient treatment, we have been actively developing technologies and products with a strong intellectual properties protection, including haMPC, derived from fat tissue, for the treatment of KOA and other indications. CBMG’s world-wide exclusive license to the AFP TCR-T patent rights owned by the Augusta University provides an enlarged opportunity to expand the application of CBMG’s cancer therapy-enabling technologies and to initiate clinical trials with leading cancer hospitals.

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

We have a total of approximately 70,000 square feet of manufacturing space in three locations, the majority of which is in the new Shanghai facility. We operate our manufacturing facilities under the design of the standard GMPconditions as well ISO standards. We employ institutionalized and proprietary process and quality management system to optimize reproducibility and to hone our efficiency. Our Beijing, Shanghai and Wuxi facilities are designed and built to meet international GMP standards. With our integrated Plasmid, Viral Vectors platforms, our T cells manufacturing capacities are highly distinguishable from other companies in the cellular therapy industry.

Most importantly, our seasoned cell therapy team members have decades of highly-relevant experience in the United States, China, and European Union. We believe that these are the primary factors that make CBMG a high quality cell products manufacturer in China.

Our Targeted Indications and Potential Therapies

The chart below illustrates CBMG’s pipelines:

** NMPA has approved our Phase I IND application under the new regulation. We plan to start our Phase II clinical trial as soon as practicable.

* December 2017, Chinese government issued trial guidelines concerning development and testing of cell therapy products in China. Albeit we finished the Phase IIb study prior to December 2017 we have yet to file the IND anew under the new regulation. We plan to apply for IND under the new regulation as soon as practicable.

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

We have developed a serial of CAR-Ts to treat hematological malignancies including CD20, CD22, and BCMA CAR-Ts, which have been proved to be potent and effective in treating hematology tumors in early phase of clinical studies.

CD20 CAR

CD20 is broadly overexpressed in a serial of B cell malignant tumors. In the patients relapsed after CD19 CAR-T treatment, the expression of CD20 on target tumor cells is relatively stable. It is proven to be an optimal target for treating CD19 CAR-T relapsing patients. We have developed a novel CD20 CARs clinical lead, which demonstrated strong anti-tumor activity in both in vitro assays and in vivo animal studies. We have filed patent in China and plan to initiate first in human investigator initiated trial with CD19 CAR-T relapsed NHL patients in 2019.

CD22 CAR

CD22 is another surface maker highly expressed in B cell malignancies especially in Hairy cell leukemia. It also expresses in the patients relapsed after CD19 CAR-T treatment. We have developed a novel CD22 CARs clinical lead, which displayed effective anti-tumor activity in in vitro cytotoxicity assays. We plan to initiate investigator initiated trial with CD19 CAR-T relapsing ALL patients and Hairy cell leukemia in the first half of 2019.

BCMA CAR

BCMA is a member of the TNF receptor superfamily, universally expressed in multiple myeloma (MM) cells. It is not detectable in normal tissues except plasma and mature B cells. It is proven to be an effective and safer target for treating refractory MM patients in several clinical trials. We have developed unique BCMA CARs. Our BCMA CAR clinical lead exhibits potent anti-tumor activity both in vitro and in vivo. We have filed patent for BCMA CAR in China and initiated investigator initiated trial in refractory MM patients in January, 2019.

NKG2D CAR

Early studies on CAR-T therapy targeting NK cell signaling has shown promising clinical benefits. We are developing novel second generation CARs using NKG2D extracellular fragment as antigen binding domain. These CARs can recognize targets tumor cells expressing NKG2D ligands.  We plan to initiate first in human investigator initiated trial with R/R AML patients in the second half of 2019.

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

AFP TCR

We license the technology from Augusta University. We are continuing our evaluation on the efficacy and specificity of the AFP TCRs to identity the most appropriate candidate for first time in human (FTIH) study. We plan to redirect Human T cells with the AFP TCRs and evaluate their anti-tumor activity on in vitro cytokine release and cytotoxicity assays; and potential on/off-target toxicity including allo-reactivity as well as in vivo efficacy tests in animal models.

TIL

Augmented by the U.S. National Cancer Institute (“NCI”) technology license, CBMG is developing neoantigen reactive TIL therapies to treat immunogenic cancers. In the early stages of cancer, lymphocytes infiltrate into the tumor, specifically recognizing the tumor targets and mediating anti-tumor response. These cells are known as TIL. TIL based therapies have shown encouraging clinical results in early development. For example, in Phase-2 clinical studies in patients with metastatic melanoma performed by Dr. Rosenberg at NCI, TIL therapy demonstrated robust efficacy in patients with metastatic melanoma with objective response rates of 56% and complete response rates of 24%. We plan to start our development with NSCLC in 2019, and eventually expand into other cancer indications.

Knee Osteoarthritis (KOA)

We are currently pursuing two primary therapies for the treatment of KOA: Re-Join® therapy and AlloJoin™ therapy.

We completed the Phase I/IIa clinical trial for the treatment of KOA. The trial tested the safety and efficacy of intra-articular injections of autologous haMPCs in order to reduce inflammation and repair damaged joint cartilage. The 6-month follow-up clinical data showed Re-Join® therapy to be both safe and effective.

In the second quarter of 2014, we completed patient enrollment for the Phase IIb clinical trial of Re-Join® for KOA. The multi-center study has enrolled 53 patients to participate in a randomized, single blind trial. We published 48 weeks’ follow-up data of Phase I/IIa on December 5, 2014.  The 48 weeks’ data indicated that patients have reported a decrease in pain and a significant improvement in mobility and flexibility, while the clinical data shows our Re-Join® regenerative medicine treatment to be safe. We announced positive Phase IIb 48-week follow-up data in January 2016, with statistical significant evidence that Re-Join® enhanced cartilage regeneration, which concluded the planned phase IIb trial.

In January 2016, we launched the Allogeneic KOA Phase I Trial in China to evaluate the safety and efficacy of AlloJoin™, an off-the shelf haMPC therapy for the treatment of KOA. On August 5, 2016 we completed patient treatment for the Allogeneic KOA Phase I trial. On August 5, 2016 we completed patient treatment for the Allogenic KOA Phase I Trial, and on December 9, 2016, we announced interim 3-month safety data from the Allogenic KOA Phase I Trial in China. The interim analysis of the trial has preliminarily demonstrated a safety and tolerability profile of AlloJoin™ in the three doses tested, and no SAEs have been observed. On March 16, 2018, we announced the positive 48-week Allojoin™ Phase I data in China, which demonstrated good safety and early efficacy for the prevention of cartilage deterioration. In January 2019, the NMPA approved the Company’s Phase I AlloJoin™ IND application. We plan to initiate our Phase II AlloJoin™ clinical trial as soon as practicable.

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

Adult mesenchymal stem cells can currently be isolated from a variety of adult human sources, such as liver, bone marrow, and adipose (fat) tissue. We believe the advantages in using adipose tissue (as opposed to bone marrow or blood) are that it is one of the richest sources of multipotent cells in the body, the easy and repeatable access to fat via liposuction, and the simple cell isolation procedures that can begin to take place even on-site with minor equipment needs. The procedure we are testing for autologous KOA involves extracting a very small amount of fat using a minimally invasive extraction process which takes up to 20 minutes and leaves no scarring. The haMPC cells are then processed and isolated on site, and injected intra articularly into the knee joint with ultrasound guidance.  For allogeneic KOA we use donor haMPC cells.

These haMPC cells are capable of differentiating into bone, cartilage, and fat under the right conditions. As such, haMPCs are an attractive focus for medical research and clinical development. Importantly, we believe both allogeneic and autologously sourced haMPCs may be used in the treatment of disease. Numerous studies have provided preclinical data that support the safety and efficacy of allogeneic and autologous haMPC, offering a choice for those where factors such as donor age and health are an issue.

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

Based on current estimates, we expect to generate collaboration payment and revenues through our sale of Kymriah® products to Novartis within the next two to three years. We plan to systematically advance our own cell therapy pipeline and timely seek BLA opportunities to commercialize our products within the next three to four years although we cannot assure you that we will be successful at all or within the foregoing timeframe.

Competition

Many companies operate in the cellular biopharmaceutical field.  Currently there are several approved stem cell therapies on the market including Canada’s pediatric graft-versus-host disease and the European Commission’s approval in March 2018 for the treatment of complex perianal fistulas in adult Crohn’s disease.  There are several public and private cellular biopharmaceutical-focused companies outside of China with varying phases of clinical trials addressing a variety of diseases.  We compete with these companies in bringing cellular therapies to the market.  However, our focus is to develop a core business in the China market.  This difference in focus places us in a different competitive environment from other western companies with respect to fund raising, clinical trials, collaborative partnerships, and the markets in which we compete.

The PRC central government has a focused strategy to enable China to compete effectively in certain designated areas of biotechnology and the health sciences.  Because of the aging population in China, China’s Ministry of Science and Technology (MOST) has targeted stem cell development as high priority field, and development in this field has been intense in the agencies under MOST.  For example, the 973 Program has funded a number of stem cell research projects such as differentiation of human embryonic stem cells and the plasticity of adult stem cells.   To the best of our knowledge, none of the companies in China are utilizing our proposed international manufacturing protocol and our unique technologies in conducting what we believe will be fully compliant NMPA-sanctioned clinical trials to commercialize cell therapies in China.  Our management believes that it is difficult for most of these Chinese companies to turn their results into translational stem cell science or commercially successful therapeutic products using internationally acceptable standards.

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

Our primary competitors in the field of cancer immune cell therapies include pharmaceutical, biotechnology companies such as Eureka Therapeutics, Inc., Iovance Biotherapeutics Inc., Juno Therapeutics, Inc. (BMS), Kite Pharma, Inc. (Gilead), CARSgen, Sorrento Therapeutics, Inc. and others.  Among our competitors, the ones based in and operating in Greater China are CARsgen, Hrain Biotechnology, Nanjing Legend Biotechnology（Cooperated with Johnson-Johnson）, Galaxy Biomed, Persongen and Anke Biotechnology, Shanghai Minju Biotechnology, Unicar Therapy (Cooperated with Terumo BCT), Wuxi Biologics, Junshi Pharma, BeiGene, Immuno China Biotech, Chongqing Precision Biotech, SiDanSai Biotechnology and China Oncology Focus Limited, which has licensed Sorrento’s anti-PD-L1 monoclonal antibody for Greater China. Other western big pharma and biotech companies in the cancer immune cell therapies space have made inroads in China by partnering with local companies. For example, in April, 2016, Seattle-based Juno Therapeutics, Inc. (Celgene) started a new company with WuXi AppTec in China named JW Biotechnology (Shanghai) Co., Ltd. by leveraging Juno's CAR-T and TCR technologies together with WuXi AppTec's R&D and manufacturing platform and local expertise to develop novel cell-based immunotherapies for patients with hematologic and solid organ cancers. In January 2017, Shanghai Fosun Pharmaceutical created a joint venture with Santa Monica-based Kite Pharma Inc. (Gilead) to develop, manufacture and commercialize CAR-T and TCR products in China. In late 2017 Gilead acquired Kite Pharma for $11.9 billion. On March 6, 2018 Celgene completed its acquisition of Juno Therapeutics for approximately $9 billion. On January 3, 2019, Bristol-Myers Squibb announced it will acquire Celgene in a cash and stock transaction with an equity value of approximately $74 billion.

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

The production of stem cells for therapeutic use requires the ability to purify and isolate these cells to an extremely high level of purity. Accordingly, our portfolio is geared toward protecting our proprietary process of isolation, serum free-cell expansion, cell processing and related steps in stem cell production. The combination of our patents and trade secrets protects various aspects of our cell line production methods and methods of use, including methods of isolation, expansion, freezing, preservation, processing and use in treatment.

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

Patents

The following is a brief list of our patents, patent applications and work in process as of December 31, 2018:

	China Patents	U.S. Patents	EU Patents	Rest of the World	Patent Cooperation Treaty (PCT)	Total

Work in Process	8	-	-	-	-	8
Patents Filed, Pending	29	2	1	-	7	39
Granted	24	3	1	2	-	30
Total	61	5	2	2	7	77

Generally, our patents cover technology, methods, design and composition of and relating to medical device kits used in collecting cell specimens, cryopreservation of cells, purification, use of stem cells in a range of potential therapies, adipose tissue extraction, cell preservation and transportation, preparation of chimeric antigen receptor, gene detection and quality control.

Manufacturing

We manufacture cells for our own research, testing and clinical trials. We are scaling up and optimizing our manufacturing capacity. Our facilities are operated by a manufacturing and technology team with decades of relevant experience in China, EU, and the U.S.

In any precision setting, it is vital that all controlled environment equipment meet certain design standards. We operate our manufacturing facilities under good manufacturing practice ("GMP") conditions as well the ISO standards. We employ an institutionalized and proprietary process and quality management system to optimize reproducibility and to hone our efficiency. Three of our facilities designed and built to GMP in Beijing, Shanghai and Wuxi, China meet international standards. Specifically, our Shanghai cleanroom facility underwent rigorous cleanroom certification since 2013.

The quality management systems of CBMG Shanghai have been assessed and certified as meeting the requirements of ISO 9001: 2015. (i)The cleanrooms in our new facility have been inspected and certified to meet the requirements of ISO 14644 and in compliance with China’s Good Manufacture Practice (GMP) requirements (2010 edition); (ii) the equipment in the new Shanghai facility has been calibrated and qualified, and the biological safety cabinets were also qualified. The quality management systems of WX SBM were certified as meeting the requirements of ISO 9001: 2015, and the facility and equipment in Wuxi Site were also qualified.

With our integrated GMP level plasmid, viral vectors, and CAR-T cell chemistry, manufacturing, and controls processes as well as planned capacity expansion, we believe that we are highly distinguishable with other companies in the cellular therapy industry.

In January 2017, we leased a 113,038-square foot building located in the “Pharma Valley” of Shanghai, the People’s Republic of China. We are establishing 43,000 square foot facilities there with 25 clean-rooms and equipped with 12 independent production lines to support clinical batch production and commercial scale manufacturing. With the above expansion, the Company could support up to thousands of patients with CAR-T therapy and thousands of KOA patients with the stem cell therapy per annum.

  Employees

As of December 31, 2018, the total enrollment of full time employees of the Company is 193. Among these 193 professionals, 122 have postgraduate and PhD degrees, 61 have undergraduate degrees.  In other words, 94.8% of our employees have germane educational background. As a biotech company, 139 out of our 193 employees have medical or biological scientific credentials and qualifications.

Facilities

Our corporate headquarters are located at 1345 Avenue of Americas, 15th Floor, New York, New York 10105. Our aggregate monthly rental expense for our New York, Maryland and China’s offices for administration, R&D and manufacturing facilities is $265,000 for a combined approximately 181,000 square feet.

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

Pursuant to the Corporate Income Tax Law of the PRC, all of the Company’s PRC subsidiaries are liable to PRC CIT at a rate of 25% except for AG, Cellular Biomedicine Group Ltd. (Shanghai) (“CBMG Shanghai”) and Shanghai Cellular Biopharmaceutical Group Ltd. (“SH SBM”). According to Guoshuihan 2009 No. 203, if an entity is certified as an “advanced and new technology enterprise”, it is entitled to a preferential income tax rate of 15%. CBMG Shanghai obtained the certificate of “advanced and new technology enterprise” dated October 30, 2015 with an effective period of three years. CBMG Shanghai re-applied and SH SBM applied for the certificate of “advanced and new technology enterprise” in 2018. Both of them received preliminary approval in November 2018 and are now in the public announcement period. Final approval will be obtained if there is no objection raised during the public announcement period. AG was certified as a “small and micro enterprise” in its 2017 annual tax filing and enjoys the preferential income tax rate of 20%. AG’s eligibility for the reduced tax rate will need to be verified annually.

BIOPHARMACEUTICAL REGULATION

PRC Regulations

Our cellular medicine business operates in a highly regulated environment.  In China, aside from provincial and local licensing authorities, hospitals and their internal ethics and utilization committees, and a system of institutional review boards (“IRBs”) which in many cases have members appointed by provincial authorities. With respect to cell therapies, however, the Chinese regulatory infrastructure is less established and China has not yet codified any mandatory regulations governing the development of cell therapy products. In December 2017, the Chinese government issued trial guidelines concerning development and testing of cell therapy products, including stem cell treatments and immune cell therapies such as CAR-T cell therapeutics. These trial guidelines are not mandatory regulation but provide some general principles and basic requirements for cell therapy products in the areas of pharmaceutical research, non-clinical research and clinical research. The cell therapy products provided in the trial guideline refer to the human-sourced living cell products which are used for human disease therapy, whose source, operation and clinical trial process are in line with ethics and whose research and registration application are in line with regulations on pharmaceutical administration. The competent authority of pharmaceutical administration is the NMPA. It is further clarified by the NMPA that the non-registered clinical trial data would be acceptable for drug registration on a case by case basis, pending on the consistency of the samples used for the clinical trial and the drug applied for registration, the generation process of the clinical trial data, whether the data is authentic, complete, accurate and traceable to the source, and the inspection outcome of the NMPA on the clinical trial. Moreover, an applicant of the clinical trial of the said cell therapy products can propose the phases of the clinical trial and the trial plan by itself (generally the trial can be divided into early stage clinical trial phase and confirmatory clinical trial phase), instead of the application of the traditional phases I, II and III of a clinical trial. However, it remains unclear if any of our clinical trials will be offered U.S.FDA-like Fast Track designation as maintenance therapy in subjects with advanced cancer who have limited options following surgery and front-line platinum/taxane chemotherapy to improve their progression-free survival. By applying U.S. standards and protocols and following authorized treatment plans in China, we believe we are differentiated from our competition as we believe we have first mover’s advantage in an undeveloped industry.  In addition, we have begun to review the feasibility of performing synergistic U.S. clinical studies.

PRC Operating Licenses

Our business operations in China are subject to customary regulation and licensing requirements under regulatory agencies including the local Administration for Market Regulation, General Administration of Quality Supervision, Inspection and Quarantine, and the State Taxation Administration, for each of our business locations. Additionally, our clean room facilities and the use of reagents is also regulated by local branches of the Ministry of Ecology and Environment. We are in good standing with respect to each of our business operating licenses.

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

We are a company with a limited operating history and have incurred substantial losses and negative cash flow from operations through the year ended December 31, 2018. Our cash flow from operations may not be consistent from period to period, our biopharmaceutical business has not yet generated substantial revenue, and we may continue to incur losses and negative cash flow in future periods, particularly within the next several years.

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
●
Obtaining regulatory approval, as the NMPA, and other regulatory authorities have limited experience with commercial development of cell-based therapies, and therefore the pathway to regulatory approval may be more complex and require more time than we anticipate; and
●
Establishing sales and marketing capabilities upon obtaining any regulatory approval to gain market acceptance of cell therapy.

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

Laws and the regulatory infrastructure governing cellular biopharmaceuticals in China are relatively new and less established in comparison to the U.S. and other countries; accordingly, regulation may be less stable and predictable than desired, and regulatory changes may disrupt our commercialization process.

In December 2017, the Chinese government issued trial guidelines concerning development and testing of cell therapy products, including stem cell treatments and immune cell therapies such as CAR-T cell therapeutics. These trial guidelines are not mandatory regulation but provide some general principles and basic requirements for cell therapy products in the areas of pharmaceutical research, non-clinical research and clinical research. The cell therapy products provided in the trial guideline refer to the human-sourced living cell products which are used for human disease therapy, whose source, operation and clinical trial process are in line with ethics and whose research and registration application are in line with regulations on pharmaceutical administration. The competent authority of pharmaceutical administration is the NMPA. It is further clarified by the NMPA that the non-registered clinical trial data would be acceptable for drug registration on a case by case basis, pending on the consistency of the samples used for the clinical trial and the drug applied for registration, the generation process of the clinical trial data, whether the data is authentic, complete, accurate and traceable to the source, and the inspection outcome of the NMPA on the clinical trial. Moreover, an applicant of the clinical trial of the said cell therapy products can propose the phases of the clinical trial and the trial plan by itself (generally the trial can be divided into early stage clinical trial phase and confirmatory clinical trial phase), instead of the application of the traditional phases I, II and III of a clinical trial. However, remains unclear if any of our clinical trials will be offered U.S.FDA-like Fast Track designation as maintenance therapy in subjects with advanced cancer who have limited options following surgery and front-line platinum/taxane chemotherapy to improve their progression-free survival. We do not know if our animal studies documentation will be approved to support trials in humans. We also do not know if our cell lines will be accepted by the PRC health authorities. These factors could adversely affect the timing of the clinical trials, the timing of receipt and reporting of clinical data, the timing of Company-sponsored IND filings, and our ability to conduct future planned clinical trials, and any of the above could have a material adverse effect on our business.

NMPA’s regulations may limit our ability to develop, license, manufacture and market our products and services.

Some or all of our operations in China will be subject to oversight and regulation by the NMPA and MOH. Government regulations, among other things, cover the inspection of and controls over testing, manufacturing, safety and environmental considerations, efficacy, labeling, advertising, promotion, record keeping and sale and distribution of pharmaceutical products. Such government regulations may increase our costs and prevent or delay the licensing, manufacturing and marketing of any of our products or services. In the event we seek to license, manufacture, sell or distribute new products or services, we likely will need approvals from certain government agencies such as the future growth and profitability of any operations in China would be contingent on obtaining the requisite approvals. There can be no assurance that we will obtain such approvals.

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

The NMPA and other regulatory authorities in China have implemented a series of new punitive and stringent measures regarding the pharmaceuticals industry to redress certain past misconducts in the industry and certain deficiencies in public health reform policies. Given the nature and extent of such new enforcement measures, the aggressive manner in which such enforcement is being conducted and the fact that newly-constituted local level branches are encouraged to issue such punishments and fines, there is the possibility of large scale and significant penalties being levied on manufacturers. These new measures may include fines, restriction and suspension of operations and marketing and other unspecified penalties. This new regulatory environment has added significantly to the risks of our businesses in China and may have a material adverse effect on our business, operating results and financial condition.

Our technology platforms, including our CAR-T, AFP-TCR and TIL, whether preclinical or clinical, are new approaches to cancer treatment that present significant challenges.

We have concentrated our research and development efforts on T cell immunotherapy technology, and our future success in cancer treatment is dependent on the successful development of T cell immunotherapies in general and our CAR technologies and product candidates in particular. Our approach to cancer treatment aims to alter T cells ex vivo through genetic modification using viruses designed to reengineer the T cells to recognize specific proteins on the surface or inside cancer cells. Because this is a new approach to cancer immunotherapy and cancer treatment generally, developing and commercializing our product candidates subjects us to many challenges.

We cannot be sure that our T cell immunotherapy and will yield satisfactory products that are safe and effective, scalable, or profitable. Additionally, because our technology involves the genetic modification of patient cells ex vivo using viral vector, we are subject to many of the challenges and risks that gene therapies face, including regulatory requirements governing gene and cell therapy products have evolved frequently.

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

Our near term ability to generate significant product revenue is dependent on the success of one or more of our CAR-T, AFP TCR-T, and TIL product candidates, each of which are at an early-stage of development and will require significant additional clinical testing before we can seek regulatory approval and begin commercial sales.

Our near term ability to generate significant product revenue is highly dependent on the proof of concept results of our cell therapy assets, and our ability to obtain regulatory approval of and successfully commercialize these products. All of these products are in the early stages of development, and will require additional pre-clinical and clinical development, regulatory review and approval in each jurisdiction in which we intend to market the products, substantial investment, access to sufficient commercial manufacturing capacity, and significant marketing efforts before we can generate any revenue from product sales. Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must conduct extensive clinical studies to demonstrate the safety, purity, and potency of the product candidates in humans. We cannot be certain that any of our product candidates will be successful in clinical studies and they may not receive regulatory approval even if they are successful in clinical studies.

If our products, once developed, encounter safety or efficacy problems, developmental delays, regulatory issues, or other problems, our development plans and business could be significantly harmed. Further, competitors who are developing products with similar technology may experience problems with their products that could identify problems that would potentially harm our business.

Our CAR-T, AFP TCR-T and TIL product candidates are biologics and the manufacture of our product candidates is complex and we may encounter difficulties in production, particularly with respect to process development or scaling-out of our manufacturing capabilities. If we or any of our third-party manufacturers encounter such difficulties, our ability to provide supply of our product candidates for clinical trials or our products for patients, if approved, could be delayed or stopped, or we may be unable to maintain a commercially viable cost structure.

Our immune cell CAR-T, AFP TCR-T and TIL product candidates are biologics and the process of manufacturing our products is complex, highly- regulated and subject to multiple risks. The manufacture of our product candidates involves complex processes, including harvesting T cells from patients, genetically modifying the T cells ex vivo, multiplying the T cells to obtain the desired dose, and ultimately infusing the T cells back into a patient’s body. As a result of the complexities, the cost to manufacture these biologics in general, and our genetically modified cell product candidates in particular, is generally higher than the adipose stem cell, and the manufacturing process is less reliable and is more difficult to reproduce. Our manufacturing process will be susceptible to product loss or failure due to logistical issues associated with the collection of white blood cells, or starting material, from the patient, shipping such material to the manufacturing site, shipping the final product back to the patient, and infusing the patient with the product, manufacturing issues associated with the differences in patient starting materials, interruptions in the manufacturing process, contamination, equipment or reagent failure, improper installation or operation of equipment, vendor or operator error, inconsistency in cell growth, and variability in product characteristics. Even minor deviations from normal manufacturing processes could result in reduced production yields, product defects, and other supply disruptions. If for any reason we lose a patient’s starting material or later-developed product at any point in the process, the manufacturing process for that patient will need to be restarted and the resulting delay may adversely affect that patient’s outcome. If microbial, viral, or other contaminations are discovered in our product candidates or in the manufacturing facilities in which our product candidates are made, such manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination. Because our product candidates are manufactured for each particular patient, we will be required to maintain a chain of identity with respect to materials as they move from the patient to the manufacturing facility, through the manufacturing process, and back to the patient. Maintaining such a chain of identity is difficult and complex, and failure to do so could result in adverse patient outcomes, loss of product, or regulatory action including withdrawal of our products from the market. Further, as product candidates are developed through preclinical to late stage clinical trials towards approval and commercialization, it is common that various aspects of the development program, such as manufacturing methods, are altered along the way in an effort to optimize processes and results. Such changes carry the risk that they will not achieve these intended objectives, and any of these changes could cause our product candidates to perform differently and affect the results of planned clinical trials or other future clinical trials.

Although we continue to develop our own manufacturing facilities to support our clinical and commercial manufacturing activities, we may, in any event, never be successful in establishing our own manufacturing facilities.   We have not yet caused our product candidates to be manufactured or processed on a commercial scale and may not be able to do so for any of our product candidates. Although our manufacturing and processing approach is based upon the current approach undertaken by our third-party research institution collaborators, we do not have experience in managing the clinical and commercial manufacturing process, and our process may be more difficult or expensive than the approaches currently in use. We will make changes as we work to optimize the manufacturing process, and we cannot be sure that even minor changes in the process will not result in significantly different CAR-T, AFP TCR-T, TIL or stem cell that may not be as safe and effective as the current products deployed by our third-party research institution collaborators. As a result of these challenges, we may experience delays in our clinical development and/or commercialization plans. The manufacturing risks could delay or prevent the completion of our clinical trials or the approval of any of our product candidates by the FDA, NMPA or other regulatory authorities, result in higher costs or adversely impact commercialization of our product candidates. In addition, we will rely on third parties to perform certain specification tests on our product candidates prior to delivery to patients. If these tests are not appropriately done and test data are not reliable, patients could be put at risk of serious harm and the FDA, NMPA or other regulatory authorities could require additional clinical trials or place significant restrictions on our company until deficiencies are remedied.  We may ultimately be unable to reduce the cost of goods for our product candidates to levels that will allow for an attractive return on investment if and when those product candidates are commercialized.

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

We currently have limited internal research and development capabilities in solid tumors. We therefore rely at present on our third-party research institution collaborators for both capabilities.

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

We have yet to develop any therapeutic products that have been approved for marketing, and we do not expect to become profitable within the next several years, but rather expect our biopharmaceutical business to incur additional and increasing operating losses. Before commercializing any therapeutic product in China, we may be required to obtain regulatory approval from the MOH NMPA, local regulatory authorities, and/or individual hospitals, and outside China from equivalent foreign agencies after conducting extensive preclinical studies and clinical trials that demonstrate that the product candidate is safe and effective.

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

If clinical trials of our technology fail to demonstrate safety and efficacy to the satisfaction of the relevant regulatory authorities, including the PRC’s National Medicinal Product Administration and the Ministry of Health, or do not otherwise produce positive results, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of such product candidates.

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

To date, we have not completed the development of any products through regulatory approval. The results of preclinical studies in animals may not be predictive of results in a clinical trial. Likewise, the outcomes of early clinical trials may not be predictive of the success of later clinical trials. New information regarding the safety and efficacy of such product candidates may be less favorable than the data observed to date. AG’s de minimis technical service revenue in the Jilin Hospital should not be relied upon as evidence that later or larger-scale clinical trials will succeed. In addition, even if the trials are successfully completed, we cannot guarantee that the NMPA will interpret the results as we do, and more trials could be required before we submit our product candidates for approval. To the extent that the results of the trials are not satisfactory to the NMPA or other foreign regulatory authorities for support of a marketing application, approval of our product candidates may be significantly delayed, or we may be required to expend significant additional resources, which may not be available to us, to conduct additional trials in support of potential approval of our product candidates.

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

We currently have no CAR-T, TCR-T, TIL or KOA product marketing and sales organization and have no experience in marketing such products. If we are unable to establish product marketing and sales capabilities or enter into agreements with third parties to market and sell our product candidates, we may generate less product revenue than expected.

We currently have no CAR-T, TCR-T, TIL or KOA product sales, marketing or distribution capabilities and have no experience in marketing products. We intend to develop an in-house product marketing organization and sales force, which will require significant capital expenditures, management resources and time. We will have to compete with other pharmaceutical and biotechnology companies to recruit, hire, train and retain marketing and sales personnel.

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

Environmental advocacy groups and regulatory agencies in China have been focusing considerable attention on the industries’ potential role in climate change. Stringent government safety, environmental and bio-hazardous materials disposal regulations at the city, provincial, and local level may have substantial impact on our business and our third-party service providers. A number of complex laws, rules, orders, and interpretations govern environmental protection, health, safety, land use, zoning, transportation, and related matters. The adoption of laws and regulations to implement controls of bio-hazardous material disposal and environmental compliance, including the imposition of fees or taxes, could adversely affect the operations with which we do business. Among other things, timeliness in navigating the compliance of these regulations may restrict our operations, our third-party service providers’ operations and adversely affect our financial condition, results of operations, and cash flows by imposing conditions including, but not limited to new permits requirement, limitations or bans on disposal or transportation of certain bio-hazardous materials or certain categories of materials.  We have started the environmental assessment and permit application process for our new Zhenjiang facility, which is required to be in place prior to the approval of production permit. We have terminated our Beijing facility lease.

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

Given the specialized nature of cell therapy and the fact that it is a young field, there is an inherent scarcity of experienced personnel in the field. The Company is substantially dependent on the skills and efforts of current senior management, , for their management, operations and the implementation of their business strategy. As a result of the difficulty in locating qualified new management, the loss or incapacity of existing members of management or unavailability of qualified management or as replacements for management who resign or are terminated could adversely affect the Company’s operations. The future success of the Company also depends upon our ability to attract and retain additional qualified personnel (including medical, scientific, technical, commercial, business and administrative personnel) necessary to support our anticipated growth, develop our business, perform our contractual obligations to third parties and maintain appropriate licensure, on acceptable terms. There can be no assurance that we will be successful in attracting or retaining personnel required by us to continue to grow our operations. The loss of a key employee, the failure of a key employee to perform in his or her current position or our inability to attract and retain skilled employees, as needed, could result in our inability to grow our biopharmaceutical business or implement our business strategy, or may have a material adverse effect on our business, financial condition and operating results.

We may fail to successfully integrate our acquired businesses, operations and assets in the expected time frame, which may adversely affect the combined company’s future results.

We believe that our immune oncology acquisitions will result in certain benefits, including certain manufacturing, sales and distribution and operational efficiencies.  However, to realize these anticipated benefits, our existing business and the acquired technologies must be successfully combined.  We may be unable to effectively integrate the acquired technologies into our organization, make the acquired technologies profitable, and may not succeed in managing the acquired technologies.  The process of integration of an acquired technologies may subject us to a number of risks, including:

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
●
managing our internal development efforts effectively, including the clinical trials and NMPA review process for our product candidates, while complying with our contractual obligations to contractors and other third parties; and
●
improving our operational, financial and management controls, reporting systems and procedures.

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

We may form or seek strategic alliances, create joint ventures or collaborations or enter into licensing arrangements with third parties, including but not limited to our collaboration with Novartis, that we believe will complement or augment our development and commercialization efforts with respect to our product candidates and any future product candidates that we may develop. Any of these relationships may require us to incur non-recurring and other charges, increase our near and long-term expenditures, issue securities that dilute our existing stockholders or disrupt our management and business. In addition, we face significant competition in seeking appropriate strategic partners and the negotiation process is time-consuming and complex. Moreover, we may not be successful in our efforts to establish a strategic partnership or other alternative arrangements for our product candidates because they may be deemed to be at too early of a stage of development for collaborative effort and third parties may not view our product candidates as having the requisite potential to demonstrate safety and efficacy. If we license products or businesses, we may not be able to realize the benefit of such transactions if we are unable to successfully integrate them with our existing operations and company culture. We cannot be certain that, following a strategic transaction or license, we will achieve the revenue or specific net income that justifies such transaction. Any delays in entering into new strategic partnership agreements related to our product candidates could delay the development and commercialization of our product candidates in certain geographies for certain indications, which would harm our business prospects, financial condition and results of operations.

Among other challenges in connection with our strategic alliances and licensing transactions, our partnership with Novartis may not be successful or profitable. We may face unfavorable regulatory, technical or market developments. While our manufacturing capabilities on CAR-T products set us apart from many of our competitors, we have yet to commercialize any of our drug candidates and have yet to generate any revenue from the sale of our products, and there is no assurance that we will be able to generate revenue or net profit from our production of Kymriah® for Novartis. There is no assurance that we can successfully transfer Kymriah® to our manufacturing facility and receive regulatory approval to commence commercial production. We cannot be assured that after a drug candidate is eventually made available for sale that it will gain market acceptance from physicians, patients, third-party payers and others in the medical community. Market acceptance after the drug approval may cause us not be able to generate sufficient revenue to recuperate our investment in the partnership. Any unfavorable developments before or after Kymriah® is commercialized in China may have a material adverse effect on our business. Any unfavorable regulatory, technical or market development could render the partnership with Novartis untenable.

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

We plan to continue to launch several new Immune Oncology clinical trials and continue to advance our KOA clinical trials in China. We also plan to conduct solid tumor clinical trials in the United States. If these trials are successful, we will require significant additional investment capital over a multi-year period in order to conduct subsequent phases, gain approval for these therapies by the NMPA and FDA, and to commercialize these therapies. Subsequent phases may be larger and more expensive than the initial trials. In order to raise the necessary capital, we will need to raise additional money in the capital markets, enter into collaboration agreements with third parties or undertake some combination of these strategies. If we are unsuccessful in these efforts, we may have no choice but to delay or abandon the trials.

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

The agreements governing the loan facilities we currently have contain restrictions and limitations that could significantly affect our ability to operate our business, raise capital, as well as significantly affect our liquidity, and therefore could adversely affect our results of operations.

Under the Credit Agreement with the Merchants Bank, SH SBM has the obligation to notify the Merchants Bank prior to certain corporate actions and assist the bank in taking measures to ensure repayment of the loans provided under the Credit Agreement upon occurrence of such events. Such corporation actions include: (i) major financial losses and assets losses, (ii) loans to or guarantees for third parties or mortgages on its properties, (iii) revocation or cancellation of business license or applications for bankruptcy, (iv) major operational or financial crises of its controlling shareholder or other related entities that affect its business operations, (v) related party transactions that involve 10% or more of SH SBM’s net assets and (vi) legal proceeding that have material adverse effects on its operations or financial condition. Pursuant to the Credit Agreement, SH SBM cannot enter into a merger, an acquisition or a joint venture, transfer its equity interest or consummate a reorganization or share ownership restructuring without prior written consent of the Merchants Bank. The Credit Agreement also contains a covenant requiring that SH SBM maintain or improve its existing operations and preserve or increase the value of its existing assets.

The foregoing provisions restrict, among other aspects, SH SBM’s ability to:

●	incur or permit to exist any additional indebtedness or liens;

●	guarantee or otherwise become liable with respect to the obligations of another party or entity;

●	acquire any assets or enter into merger or joint venture transactions; and

●	consummate certain related party transactions.

Our ability to comply with these provisions may be affected by events beyond our control.  A failure to comply with any of such provisions will constitute an event of default under the Credit Agreement, upon which the Merchant Bank will have the right to take a number of remedial actions that could adversely affect our liquidity and results of operations. See “ - Defaults under our loan agreements with the Merchants Bank could result in a substantial loss of our assets.”

Defaults under our loan agreements with the Merchants Bank could result in a substantial loss of our assets.

We have pledged $17 million of cash as collateral under the loan agreements with the Merchants Bank. A failure to repay any of the indebtedness under our agreements with the Merchants Bank as it becomes due or to otherwise comply with the covenants contained therein could result in an event of default thereunder. In addition, a default under any other loan agreement of SH SBM that is not cured within three months of such default will be deemed an event of default under the loan agreements with the Merchants Bank.  If not cured or waived, an event of default under any of loan agreements with the Merchant Bank could enable the lender to declare all borrowings outstanding on such debt, together with accrued and unpaid interest and fees, to be due and payable and terminate all commitments to extend further credit. The lender could also elect to foreclose on our assets securing such debt. In such an event, we may not be able to refinance or repay our indebtedness, pay dividends or have sufficient liquidity to meet operating and capital expenditure requirements. Any such acceleration could cause us to lose a substantial portion of our assets and will substantially adversely affect our ability to continue our operations.

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

To protect our intellectual property, we may initiate litigation or other proceedings. Third parties may also initiate proceedings to challenge our intellectual property rights.  For instance, in April 2018, a company based in Hangzhou, China, submitted a petition with the PRC Trademark Office to challenge our Rejoin™ trademark on the basis of a lack of use. Upon such petition, the PRC Trademark Office has issued a notice, requesting us to provide evidence of use by August 30, 2018.  We collected evidence in response to such notice and timely submitted a response to refute the claim. In December 2018, the State Trademark Office accepted our response and overruled the Hangzhou company’s application for revoking Rejoin™. The Hangzhou company is entitled to appeal to the State Trademark Review and Adjudication Board within fifteen (15) days after receiving the above decision. Although we are dedicated to protecting our intellectual property in such proceedings and believe that we have resources to do so, there is no assurance that we will succeed or defend such notice in each of these matters.  The loss or narrowing of our intellectual property protection, the inability to secure or enforce our intellectual property rights or a finding that we have infringed the intellectual property rights of a third party could limit our ability to develop or market our products and services in the future or adversely affect our revenues. In addition, intellectual property litigation and other adverse proceedings are costly and time-consuming in general, divert the attention of management and technical personnel and could result in substantial uncertainty regarding our future viability, even if we ultimately prevail.  Furthermore, any public announcements related to such litigation or regulatory proceedings could adversely affect the price of our common stock.

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

A new China taxation rule about the “beneficial owner” in a tax agreement became effective on April 1, 2018 which superseded Circular 601 and could affect the determination of whether a resident of a contracting state is the “beneficial owner” of an item of income under China’s tax treaties and similar arrangements.

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

Fluctuation in the value of the RMB may have a material adverse effect on the value of the investment.

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

On December 7, 2018, the SEC and PCAOB issued a joint “Statement on the Vital role of Audit Quality and Regulatory Access to Audit and Other Information Internationally—Discussion of Current Information Access Challenges with Respect to U.S.-listed Companies with Significant Operations in China”. The statement discussed challenges with respect to inspection of PCAOB-registered auditing firms in China. (https://www.sec.gov/news/public-statement/statement-vital-role-audit-quality-and-regulatory-access-audit-and-other). Efforts with Chinese regulators to improve information access and audit inspections are ongoing and not yet made satisfactory progress.

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

ITEM 2. PROPERTIES

Our corporate headquarters are located at 1345 Avenue of Americas, 15th Floor, New York. On January 1, 2017, CBMG Shanghai entered into a 10-year lease agreement with Shanghai Chuangtong Industrial Development Co., Ltd., pursuant to which the Company leased a 10,501.6 square meter building located in the “Pharma Valley” of Shanghai, the People’s Republic of China for research and development, manufacturing and office space purposes. Subject to a 5-month rent-free renovation period, the monthly rent for the first two years is determined by floor and ranges from 3.7 yuan to 4.3 yuan per square meter per day, for an aggregate monthly rent for the entire Property of approximately 1.3 million yuan ($203,000). The term of the Lease is 10 years, starting from January 1, 2017 and ending on December 31, 2026 (the “Original Term”). During the Original Term, the monthly rent will increase by 6% every two years. We currently pay rent for a total of $265,000 per month for an aggregate of approximately 181,000 square feet of space to house our administration, research and manufacturing facilities in Maryland and in the cities of Wuxi, Beijing and Shanghai in China.

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

As of February 4, 2019, there were 19,136,867 and 18,081,368 shares of common stock of the Company issued and outstanding, respectively, and there were approximately 1,700 stockholders of record of the Company's common stock.

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

Equity Compensation Plans

2009 Stock Option Plan

During the first quarter of 2009, the Company's Board of Directors approved and adopted the 2009 Stock Option Plan (the "Plan") and designated 100,000 of its common stock for issuance under the Plan to employees, directors or consultants for the Company through either the issuance of shares or stock option grants. Under the terms of the Plan, stock option grants shall be made with exercise prices not less than 100% of the fair market value of the shares of common stock on the grant date. There are 4,593 shares available for issuance under this plan as of December 31, 2018.

2011 Incentive Stock Option Plan (as amended)

During the last quarter of 2011, the Company's Board of Directors approved and adopted the 2011 Incentive Plan (the "2011 Plan") and designated 300,000 of its no par common stock for issuance under the 2011 Plan to employees, directors or consultants for the Company through either the issuance of shares or stock option grants. Under the terms of the 2011 Plan, stock option grants were authorized to be made with exercise prices not less than 100% of the fair market value of the shares of common stock on the grant date. On November 30, 2012, the Company’s Board of Directors approved the Amended and Restated 2011 Incentive Stock Option Plan (the “Restated Plan”), which amended and restated the 2011 Plan to provide for the issuance of up to 780,000 (increasing up to 1% per year) shares of common stock. The Restated Plan was approved by our stockholders on January 17, 2013. There are 2,805 shares available for issuance under this plan as of December 31, 2018.

2013 Stock Incentive Plan

On August 29, 2013, the Company’s Board of Directors adopted the Cellular Biomedicine Group, Inc. 2013 Stock Incentive Plan (the “2013 Plan”) to attract and retain the best available personnel, to provide additional incentive to Employees, Directors and Consultants and to promote the success of the Company’s business. The 2013 Plan was approved by our stockholders on December 9, 2013. There are 48,236 shares available for issuance under this plan as of December 31, 2018.

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

2014 Stock Incentive Plan

On September 22, 2014, the Company’s Board of Directors adopted the Cellular Biomedicine Group, Inc. 2014 Stock Incentive Plan (the “2014 Plan”) covering 1.2 million shares to attract and retain the best available personnel, to provide additional incentive to Employees, Directors and Consultants and to promote the success of the Company’s business. The 2014 Plan was approved by our stockholders on November 7, 2014. In 2017 the Company’s Board of Directors approved the Amended and Restated 2014 Incentive Stock Option Plan (the “Restated Plan”), which amended and restated the 2014 Plan to increase the number of shares available for issuance by 1,000,000 shares. The Restated Plan was approved by our stockholders on April 28, 2017. There are 175,577 shares available for issuance under this plan as of December 31, 2018.

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

 The 2014 Plan may be amended, suspended or terminated by the Board, or an administrator appointed by the Board, at any time and for any reason.

All Equity Compensation Plans

The following table presents securities authorized for issuance under the Company’s equity compensation plans, as of December 31, 2018:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (#)	Weighted-average exercise price of outstanding options, warrants and rights ($)	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by stockholders	2,056,817	$11.03	231,211
Equity compensation plans not approved by stockholders	-	-	-
Total	2,056,817	$11.03	231,211

Stock Performance Graph

The line graph that follows compares the cumulative total stockholder return on our shares of common stock with the cumulative total return of the Nasdaq Healthcare Index (^IXHC)* and the Russell 3000 Index (RUA)* Index for the five years ended December 31, 2018. The graph and table assume that $100 was invested on the last day of trading for the fiscal year 2013 in each of our shares of common stock, the Nasdaq Healthcare Index, and the Russell 3000 Index, and that no dividends were paid. Cumulative total stockholder returns for our shares of common stock, Nasdaq Healthcare Index, and the Russell 3000 Index are based on our fiscal year, which is the same as the calendar year.

Transfer Agent

The Company’s transfer agent and Registrar for the common stock is Corporate Stock Transfer, Inc. located in Denver, Colorado.

Recent Sales of Unregistered Securities

All unregistered sales and issuances of equity securities for the year ended December 31, 2018 were previously disclosed in a Form 8-K or Form 10-Q filed with the SEC.

ITEM 6. SELECTED FINANCIAL DATA

 The following tables set forth certain of our selected consolidated financial data as of the dates and for the years indicated. Historical results are not necessarily indicative of the results to be expected for any future period.

The following selected consolidated financial information was derived from our fiscal year end consolidated financial statements. The following information should be read in conjunction with those statements and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”. Our summary consolidated statement of operations and comprehensive loss data for the fiscal years ended December 31, 2016, 2017 and 2018 and our summary consolidated balance sheet data as of December 31, 2017 and 2018, as set forth below, are derived from, and are qualified in their entirety by reference to, our audited consolidated financial statements, including the notes thereto, which are included in this Annual Report.  The summary balance sheet data as of December 31, 2016, 2015 and 2014, and summary consolidated statement of operations and comprehensive loss data for the fiscal years ended December 31, 2015 and 2014, set forth below are derived from our audited consolidated financial statements which are not included herein.

Our consolidated financial statements are prepared and presented in accordance with accounting principles generally accepted in the United States, or U.S. GAAP.

	For the Year Ended December 31,
	2018	2017	2016	2015	2014
Summary Consolidated statement of operations and comprehensive loss data:

Net sales and revenue	$224,403	$336,817	$627,930	$2,505,423	$564,377

Operating expenses:
Cost of sales	135,761	162,218	860,417	1,880,331	242,215
General and administrative	13,220,757	12,780,483	11,670,506	13,068,255	7,875,413
Selling and marketing	308,830	360,766	425,040	709,151	314,894
Research and development	24,150,480	14,609,917	11,475,587	7,573,228	3,146,499
Impairment on non-current assets	2,914,320	-	4,611,714	123,428	1,427,840
Total operating expenses	40,730,148	27,913,384	29,043,264	23,354,393	13,006,861
Operating loss	(40,505,745)	(27,576,567)	(28,415,334)	(20,848,970)	(12,442,484)

Other income:
Interest income	392,328	133,621	78,943	42,220	15,043
Other income	1,172,879	1,955,086	132,108	630,428	71,982
Total other income	1,565,207	2,088,707	211,051	672,648	87,025
Loss from continuing operations before taxes	(38,940,538)	(25,487,860)	(28,204,283)	(20,176,322)	(12,355,459)

Income taxes credit (provision)	(4,954)	(2,450)	(4,093)	728,601	-

Loss from continuing operations	(38,945,492)	(25,490,310)	(28,208,376)	(19,447,721)	(12,355,459)

Loss on discontinued operations, net of taxes	-	-	-	-	(3,119,152)

Net loss	$(38,945,492)	$(25,490,310)	$(28,208,376)	$(19,447,721)	$(15,474,611)
Other comprehensive income (loss):
Cumulative translation adjustment	(1,079,689)	967,189	(743,271)	(307,950)	15,254
Unrealized gain (loss) on investments, net of tax	-	(240,000)	5,300,633	(1,376,540)	1,611,045
Reclassification adjustments, net of tax, in connection with other-than-temporary impairment of investments	-	-	(5,557,939)	-	-
Total other comprehensive income (loss):	(1,079,689)	727,189	(1,000,577)	(1,684,490)	1,626,299

Comprehensive loss	$(40,025,181)	$(24,763,121)	$(29,208,953)	$(21,132,211)	$(13,848,312)

Net loss per share :
Basic and diluted	$(2.20)	$(1.78)	$(2.09)	$(1.70)	$(1.79)

Weighted average common shares outstanding:
Basic and diluted	17,741,104	14,345,604	13,507,408	11,472,306	8,627,094

	As of December 31,
	2018	2017	2016	2015	2014
Summary Consolidated balance sheet data:

Cash and cash equivalents	$52,812,880	$21,568,422	$39,252,432	$14,884,597	$14,770,584
Current working capital (1)	48,440,775	20,118,725	38,328,048	13,675,034	12,019,143
Total assets	91,643,146	61,162,296	68,628,467	49,460,422	43,685,102
Other non-current liabilities	257,818	183,649	370,477	76,229	452,689
Stockholders’ equity	85,218,392	57,302,526	65,893,954	46,364,936	39,156,091

1.
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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. As of December 31, 2018 and 2017, respectively, cash and cash equivalents include cash on hand and cash in the bank. At times, cash deposits may exceed government-insured limits.

Accounts Receivable

Accounts receivable represent amounts earned but not collected in connection with the Company’s sales as of December 31, 2018 and 2017. Accounts receivable are carried at their estimated collectible amounts.

The Company follows the allowance method of recognizing uncollectible accounts receivable. The Company recognizes bad debt expense based on specifically identified customers and invoices that are anticipated to be uncollectable. At December 31, 2018 and 2017, allowance of $94,868 and $10,789 was provided for debtors of certain customers as those debts are unrecoverable from customers, respectively.

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

Goodwill and Other Intangibles

Goodwill represents the excess of the cost of assets acquired over the fair value of the net assets at the date of acquisition. Intangible assets represent the fair value of separately recognizable intangible assets acquired in connection with the Company’s business combinations. The Company evaluates its goodwill and other intangibles for impairment on an annual basis or whenever events or circumstances indicate that impairment may have occurred. As of December 31, 2018, the goodwill is $7,678,789, which all derived from the acquisition of Agreen.

As stipulated in ASC 350-20-35-3A, an entity may assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill, in which relevant triggering events and circumstances should be assessed. During the year ended December 31, 2018, it considered no triggering event indicating the goodwill impairment test was required at the balance sheet date. In addition, the Company’s market capitalization as at the balance sheet date would fairly reflect the fair value of the Company’s research and development efforts so as to provide an indication of whether the goodwill is subject to the impairment loss. Our market capitalization exceeds the carrying amount of net assets (including goodwill) of the Company. No impairment loss of goodwill is considered required as of December 31, 2018.

Other intangibles mainly consists of knowhow, technologies, patent, licenses acquired and purchased software. The Company reviews the carrying value of long-lived assets to be held and used, including other intangible assets subject to amortization, when events and circumstances warrants such a review. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flow from such asset is separately identifiable and is less than its carrying value. The Company recognized a full impairment of $2,884,896 for the USF and Moffitt licenses for year ended December 31, 2018.

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

For the year ended December 31, 2018 and 2017, the Company received government grants of $1,105,272 and $1,905,213 for purpose of R&D and related capital expenditure, respectively. Government subsidies recognized as other income in the statement of income for the year ended December 31, 2018 and 2017 were $1,119,827 and $2,077,486, respectively.

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

Revenue Recognition

Revenues consist mainly of cell banking services as well as cell therapy technology services with customers. The Company evaluates the separate performance obligation(s) under each contract, allocates the transaction price to each performance obligation considering the estimated stand-alone selling prices of the services and recognizes revenue upon the satisfaction of such obligations over time or at a point in time dependent on the satisfaction of one of the following criteria: (1) the customer simultaneously receives and consumes the economic benefits provided by the vendor’s performance (2) the vendor creates or enhances an asset controlled by the customer (3) the vendor’s performance does not create an asset for which the vendor has an alternative use, and the vendor has an enforceable right to payment for performance completed to date.  Revenue from rendering of services is measured at the fair value of the consideration received or receivable under the contract or agreement.  Revenue from cell therapy technology services is recognized in profit or loss at the point when customers simultaneously receive and consume the services.  Revenue from cell banking storage is recognized in profit or loss on a straight-line basis over the storage period.

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

While we have optimistic plans for our business strategy, we determined that a full valuation allowance was necessary against all net deferred tax assets as of December 31, 2018 and 2017, given the current and expected near term losses and the uncertainty with respect to our ability to generate sufficient profits from our business model.

Recent Accounting Pronouncements

Accounting pronouncements adopted during the year ended December 31, 2018

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

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers. ASU 2014-09 and its related amendments provide companies with a single model for accounting for revenue arising from contracts with customers and supersedes prior revenue recognition guidance, including industry-specific revenue guidance. The core principle of the model is to recognize revenue when control of the goods or services transfers to the customer, as opposed to recognizing revenue when the risks and rewards transfer to the customer under the existing revenue guidance. The guidance permits companies to either apply the requirements retrospectively to all prior periods presented, or apply the requirements in the year of adoption, through a cumulative adjustment. The Company adopted the new accounting standard using the modified retrospective transition method effective January 1, 2018 and there was no impact on the Company’s consolidated financial statements.

Accounting pronouncements not yet effective

In August 2018, the FASB issued Accounting Standards Update (“ASU”) No. 2018-13, Fair Value Measurement (Topic 820), which eliminates, adds and modifies certain disclosure requirements for fair value measurements. The modified standard eliminates the requirement to disclose changes in unrealized gains and losses included in earnings for recurring Level 3 fair value measurements and requires changes in unrealized gains and losses be included in other comprehensive income for recurring Level 3 fair value measurements of instruments. The standard also requires the disclosure of the range and weighted average used to develop significant unobservable inputs and how weighted average is calculate for recurring and nonrecurring Level 3 fair value measurements. The amendment is effective for fiscal years beginning after December 15, 2019 and interim periods within that fiscal year with early adoption permitted. We do not expect the standard to have a material impact on our consolidated financial statements.

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

Comparison of Year Ended December 31, 2018 to Years Ended December 31, 2017 and 2016

Although the descriptions in the results of operations below reflect our operating results as set forth in our Consolidated Statement of Operations filed herewith, we are presenting consolidated pro forma information below to reflect the impacts of the business combination as if the transaction had occurred at the beginning of the earliest period presented.

	For the Year Ended December 31,
	2018	2017	2016

Net sales and revenue	$224,403	$336,817	$627,930

Operating expenses:
Cost of sales *	135,761	162,218	860,417
General and administrative *	13,220,757	12,780,483	11,670,506
Selling and marketing *	308,830	360,766	425,040
Research and development *	24,150,480	14,609,917	11,475,587
Impairment of non-current assets	2,914,320	-	4,611,714
Total operating expenses	40,730,148	27,913,384	29,043,264
Operating loss	(40,505,745)	(27,576,567)	(28,415,334)

Other income
Interest income	392,328	133,621	78,943
Other income	1,172,879	1,955,086	132,108
Total other income	1,565,207	2,088,707	211,051
Loss before taxes	(38,940,538)	(25,487,860)	(28,204,283)

Income taxes provision	(4,954)	(2,450)	(4,093)
Net loss	$(38,945,492)	$(25,490,310)	$(28,208,376)
Other comprehensive income (loss):
Cumulative translation adjustment	(1,079,689)	967,189	(743,271)
Unrealized gain (loss) on investments, net of tax	-	(240,000)	5,300,633
Reclassification adjustments, net of tax, in connection with other-than-temporary impairment of investments	-	-	(5,557,939)
Total other comprehensive income (loss):	(1,079,689)	727,189	(1,000,577)

Comprehensive loss	$(40,025,181)	$(24,763,121)	$(29,208,953)

Net loss per share:
Basic and diluted	$(2.20)	$(1.78)	$(2.09)

Weighted average common shares outstanding:
Basic and diluted	17,741,104	14,345,604	13,507,408

* These line items include the following amounts of non-cash, stock-based compensation expense for the periods indicated:

	For the Year Ended December 31,
	2018	2017	2016

Cost of sales	-	51,288	18,916
General and administrative	2,307,191	2,935,798	3,110,237
Selling and marketing	79,845	52,984	56,704
Research and development	2,439,709	2,305,141	2,266,560
	4,826,745	5,345,211	5,452,417

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

Results of Operations:

Revenues

				2018 versus 2017		2017 versus 2016
	2018	2017	2016	Change	Percent	Change	Percent

Year ended December 31,	$224,403	$336,817	$627,930	$(112,414)	(33)%	$(291,113)	(46)%

Fiscal Year Ended December 31, 2018, Compared to Fiscal Year Ended December 31, 2017

Revenue for the year ended December 31, 2018 was mainly derived from both cell banking services and cell therapy technology service whereas revenue for the year ended December 31, 2017 was solely derived from cell therapy technology service. In 2018, we determined to further deprioritize our cell therapy technology service, which was only partially offset by the introduction of our cell banking services.

Fiscal Year Ended December 31, 2017, Compared to Fiscal Year Ended December 31, 2016

A majority of the revenue was derived from cell therapy technology service for the year ended December 31, 2017. The decrease in revenue is the result of prioritizing cancer therapeutic technologies, and focusing our clinical efforts on developing CAR-T technologies. Such decrease in revenue was also attributable to the fact that the Company ceased its cooperation with the Jihua Hospital and several agents in the second quarter of 2016 and were not actively pursuing the fragmented technical services opportunities.

Cost of Sales

				2018 versus 2017		2017 versus 2016
	2018	2017	2016	Change	Percent	Change	Percent

Year ended December 31,	$135,761	$162,218	$860,417	$(26,457)	(16)%	$(698,199)	(81)%

Fiscal Year Ended December 31, 2018, Compared to Fiscal Year Ended December 31, 2017

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

General and Administrative Expenses

				2018 versus 2017		2017 versus 2016
	2018	2017	2016	Change	Percent	Change	Percent

Year ended December 31,	$13,220,757	$12,780,483	$11,670,506	$440,274	3%	$1,109,977	10%

Fiscal Year Ended December 31, 2018, Compared to Fiscal Year Ended December 31, 2017

Change in G&A expenses was primarily additional costs related to advisory in financing, and professional fees in the Novartis transaction.

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

Sales and Marketing Expenses

				2018 versus 2017		2017 versus 2016
	2018	2017	2016	Change	Percent	Change	Percent

Year ended December 31,	$308,830	$360,766	$425,040	$(51,936)	(14)%	$(64,274)	(15)%

Fiscal Year Ended December 31, 2018, Compared to Fiscal Year Ended December 31, 2017 and 2016

No material change as compared with the year ended December 31, 2017 and 2016.

Research and Development Expenses

				2018 versus 2017		2017 versus 2016
	2018	2017	2016	Change	Percent	Change	Percent

Year ended December 31,	$24,150,480	$14,609,917	$11,475,587	$9,540,563	65%	$3,134,330	27%

Fiscal Year Ended December 31, 2018, Compared to Fiscal Year Ended December 31, 2017

Research and development costs increased by approximately $9,541,000 as compared to the year ended December 31, 2017. The increase was primarily attributed to increased spending in the growth of our pipeline in both liquid tumor and solid tumor development and expanding the U.S. R&D operations at Gaithersburg, Maryland.

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

Impairment of Non-current Assets

				2018 versus 2017		2017 versus 2016
	2018	2017	2016	Change	Percent	Change	Percent

Year ended December 31,	$2,914,320	$-	$4,611,714	$2,914,320	N/A	$(4,611,714)	(100)%

Fiscal Year Ended December 31, 2018, Compared to Fiscal Year Ended December 31, 2017

The impairment of investments for the year ended December 31, 2018 is comprised of the recognition of other than temporary impairment on the value of shares in investments of $29,423 and impairment of $2,884,896 provided against the net book value of GVAX license. No such expense existed for the year ended December 31, 2017.

The Company provided full impairment of $29,424 for shares of ALEV for the year ended December 31, 2018 as ALEV filed Form 15 with the SEC and was no longer traded in the market in recent quarter.

 The Company reassessed the prioritization of our immune-oncology assets, decided to terminate the development of GVAX technology and its license agreements with the University of South Florida (“USF”) and the Moffitt Cancer Center (“Moffitt”). As a result the Company made a full impairment of $2,884,896 for the USF and Moffitt licenses.

Fiscal Year Ended December 31, 2017, Compared to Fiscal Year Ended December 31, 2016

No impairment of investment was made in 2017. The impairment of investments in 2016 is attributed to the recognition of other than temporary impairment on the value of shares in investments.

Operating Loss

				2018 versus 2017		2017 versus 2016
	2018	2017	2016	Change	Percent	Change	Percent

Year ended December 31,	$(40,505,745)	$(27,576,567)	$(28,415,334)	$(12,929,178)	47%	$838,767	(3)%

The increase in the operating loss for 2018 as compared to 2017 and the decrease compared to 2016 was primarily due to changes in general and administrative expenses, research and development expenses and impairment of investments, each of which was described above.

Other Income

				2018 versus 2017		2017 versus 2016
	2018	2017	2016	Change	Percent	Change	Percent

Year ended December 31,	$1,565,207	$2,088,707	$211,051	$(523,500)	(25)%	$1,877,656	890%

Fiscal Year Ended December 31, 2018, Compared to Fiscal Year Ended December 31, 2017

Other income, net for the year ended December 31, 2018 was primarily government subsidy of $1,120,000, interest income of $392,000, and netting of the net foreign exchange gain of $74,000.

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

Income Tax Provision

				2018 versus 2017		2017 versus 2016
	2018	2017	2016	Change	Percent	Change	Percent

Year ended December 31,	$(4,954)	$(2,450)	$(4,093)	$(2,504)	102%	$1,643	(40)%

Fiscal Year Ended December 31, 2018, Compared to Fiscal Year Ended December 31, 2017

While we have plans for growing and developing our business, we determined that a valuation allowance was necessary given the current and expected near term losses and the uncertainty with respect to our ability to generate sufficient profits from our business model. Therefore, we established a valuation allowance for deferred tax assets other than the extent of the benefit from other comprehensive income. Income tax expense for the year ended December 31, 2018 was comprised of US state tax of $2,475 and the withholding corporation income tax of $2,479 of Hong Kong subsidiary for its royalty income derived from China. Income tax expense for the year ended December 31, 2017 all represent US state tax.

Fiscal Year Ended December 31, 2017, Compared to Fiscal Year Ended December 31, 2016

Income tax expenses for the year ended December 31, 2017 and 2016 all represent US state tax.

Net Loss

				2018 versus 2017		2017 versus 2016
	2018	2017	2016	Change	Percent	Change	Percent

Year ended December 31,	$(38,945,492)	$(25,490,310)	$(28,208,376)	$(13,455,182)	53%	$2,718,066	(10)%

Changes in net loss are primarily attributable to changes in operations of our biomedicine segment which are described above.

Comprehensive Loss

				2018 versus 2017		2017 versus 2016
	2018	2017	2016	Change	Percent	Change	Percent

Year ended December 31,	$(40,025,181)	$(24,763,121)	$(29,208,953)	$(15,262,060)	62%	$4,445,832	(15)%

Fiscal Year Ended December 31, 2018, Compared to Fiscal Year Ended December 31, 2017

Comprehensive net loss for the year ended December 31, 2018 includes a currency translation net loss of approximately $1,080,000 combined with the changes in net income.

Fiscal Year Ended December 31, 2017, Compared to Fiscal Year Ended December 31, 2016

Comprehensive net loss for 2017 includes unrealized loss on investments of approximately $240,000 and a currency translation net gain of approximately $967,000 combined with the changes in net loss. The unrealized loss on investments was attributed to the valuation change for the stock investment in ARPC.

Share-Based Compensation

Share-based compensation totaled $4.8 million in 2018 ($5.3 million in 2017 and $5.5 million in 2016). Share-based compensation was included in cost of sales and operating expenses.

As of December 31, 2018, unrecognized share-based compensation costs and the weighted average periods over which the costs are expected to be recognized were as follows:

	Shares	Unrealised Share-Based Compensation Costs	Weighted Average Period

Non-vested stock options	492,340	$4,215,079	1.66 year
Non-vested restricted stock	227,951	$2,904,245	1.35 year

Non-vested restricted stock above doesn’t include restricted stock awards (RS) linked to the stock price performance to be issued under long-term incentive plan.

LIQUIDITY AND CAPITAL RESOURCES

We had working capital of $48,440,775 as of December 31, 2018 compared to $20,850,823 as of December 31, 2017. Our cash position increased to $52,812,880 at December 31, 2018 compared to $21,568,422 at December 31, 2017, as we had cash inflow generated from financing activities due to private placement financing in 2018 for aggregate net proceeds of approximately $70,351,173, partially offset by an increase in cash used in operating and investing activities.

Net cash provided by or used in operating, investing and financing activities from continuing operations were as follows (in thousands):

Net cash used in operating activities was approximately $25,113,000, $18,593,000 and $15,868,000 for the years ended December 31, 2018, 2017 and 2016, respectively. The following table reconciles net loss to net cash used in operating activities:

				2018 versus 2017	2017 versus 2016
For year ended December 31,	2018	2017	2016	Change	Change
Net loss	$(38,945,492)	$(25,490,310)	$(28,208,376)	$(13,455,182)	$2,718,066
Income statement reconciliation items	12,704,688	8,331,491	12,596,060	4,373,197	(4,264,569)
Changes in operating assets, net	1,127,805	(1,434,573)	(255,419)	2,562,378	(1,179,154)
Net cash used in operating activities	$(25,112,999)	$(18,593,392)	$(15,867,735)	$(6,519,607)	$(2,725,657)

The 2018 change in non-cash transaction was primarily due to the increase in impairment on intangible assets of $2,885,000 as well as the increase in depreciation and amortization of $2,064,000 compared with same period in 2017. The 2017 change in non-cash transaction was primarily due to the decrease in impairment on investment of $4,612,000 compared with same period in 2016.

Net cash used in investing activities was approximately $6,609,000, $10,193,000 and $2,733,000 for the years ended December 31, 2018, 2017 and 2016, respectively. These amounts were the result of purchases of fixed assets and intangible assets.

Cash provided by financing activities was approximately $63,114,000, $10,826,000 and $43,286,000 for the years ended December 31, 2018, 2017 and 2016, respectively. These amounts were mainly attributable to the proceeds received from the issuance of common stock and exercise of stock options, netting of by the cash used in repurchase of treasury stock.

Liquidity and Capital Requirements Outlook

We anticipate that the Company will require approximately $52 million in cash to operate as planned in the coming 12 months. Of this amount, approximately $36 million will be used in operation and approximately $16 million will be used as capital expenditure, although we may revise these plans depending on the changing circumstances of our biopharmaceutical business.

We expect to rely on current cash balances on hand and additional financing arrangements to provide for these capital requirements. We do not intend to use, and will not rely on our holdings in these illiquid securities to fund our operations.  One of our stocks held, Arem Pacific Corporation, has a declared effective S-1 prospectus which relates to the resale of up to 13,694,711 shares of common stock, inclusive of the 8,000,000 shares held by the Company. However, the shares offered by this filing may only be sold by the selling stockholders at $0.05 per share until the shares are quoted on the OTCQB® tier of OTC Markets or an exchange. Other two of our stocks held, Alpha Lujo, Inc. (“ALEV”) and Wonder International Education & Investment Group Corporation (“Wonder”), are no longer traded on any stock market.  We do not know whether we can liquidate any of our 8,000,000 shares of Arem Pacific stock or the 2,942,350 shares of ALEV stock and the 2,057,131 shares of Wonder stock, or if liquidated, whether the realized amount will be meaningful at all. As a result, we have written down these stocks to their fair value.

Recent Equity Financing

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

Recent Debt Financing

On January 19, 2019, SH SBM entered into a credit agreement (the “Credit Agreement”) with China Merchants Bank, Shanghai Branch (the “Merchants Bank”). Pursuant to the Credit Agreement, the Merchants Bank agreed to extend credit of up to RMB 100 million (approximately $14.7 million) to SH SBM via revolving and/or one-time credit lines. The types of credit available under the Credit Agreement, include, but not limited to, working capital loans, trade financing, commercial draft acceptance, letters of guarantee and derivative transactions. The credit period under the Credit Agreement runs until December 30, 2019. As of Feb 20, 2019, around $3 million had been drawn down under the Credit Agreement.

Pursuant to the Credit Agreement, SH SBM will enter into a supplemental agreement with the Merchants Bank prior to the applicable drawdown that will set forth the terms of each borrowing thereunder (except for working capital loans), including principal, interest rate, term of loan and use of borrowing proceeds. With regard to working capital loans to be provided pursuant to the Credit Agreement, SH SBM shall submit a withdrawal application that includes the principal amount needed, purposes of the loan and a proposed quarterly interest rate and term of the loan for the Merchants Bank’s review and approval. The terms approved by the bank will govern such working capital loans. The bank has the right to adjust the interest rate for working capital loans from time to time based on changes in national policy, changes in interest rate published by the People’s Bank of China, credit market conditions and the bank’s credit policies. Upon SH SBM’s non-compliance with the agreed use of loan proceeds, the interest rate for the amount of loan proceeds improperly used will be the original rate plus 100% starting on the first day of such use. If SH SBM fails to pay a working capital loan on time, an extra 50% interest will be charged on the outstanding balances starting on the first day of such default.

 Pursuant to a pledge agreement which became enforceable upon execution of the Credit Agreement, Cellular Biomedicine Group Ltd. (HK), a wholly owned subsidiary of the Company (“CBMG HK”), provided a guarantee of SH SBM’s obligations under the Credit Agreement. In connection with such guarantee, CBMG HK deposited $17,000,000 into its account at the Merchants Bank for a 12-month period starting January 7, 2019 and also granted the Merchants Bank a security interest in the cash deposited.

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

Contractual Obligations

We have various contractual obligations that will affect our liquidity. The following table sets forth our contractual obligations as of December 31, 2018.

	Payments due by period
Contractual Obligations	Total	Less than 1 year	2-3 years	4-5 years	More than 5 years
Capital Commitment	$1,318,440	$1,318,440	$-	$-	$-
Operating Lease Obligations	19,933,728	2,815,534	5,183,165	4,988,993	6,946,036
Total	$21,252,168	$4,133,974	$5,183,165	$4,988,993	$6,946,036

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

In respect of receivables, the Company does not obtain collateral from customers. The Company’s exposure to credit risk is influenced mainly by the individual characteristics of each customer rather than the industry, country or area in which the customers operate and therefore significant concentrations of credit risk arise primarily when the Group has significant exposure to individual customers. As of December 31, 2018, 100% of the total accounts receivable was due from one customer.

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

The following table details the Company’s exposure as of December 31, 2018 to currency risk arising from recognised assets or liabilities denominated in a currency other than the functional currency of the entity to which they relate. For presentation purposes, the amounts of the exposure are shown in USD translated using the spot rate as of December 31, 2018. Differences resulting from the translation of the financial statements of entities into the Company’s presentation currency are excluded.

	Exposure to foreign currencies (Expressed in USD)
	As of December 31, 2018
	RMB	USD
Cash and cash equivalents	8,824	17,142

Net exposure arising from recognised assets and liabilities	8,824	17,142

	As of December 31, 2018

	increase/(decrease) in foreign exchange rates	Effect on net loss (Expressed in USD)
RMB (against USD)	5%	(416)

	-5%	416

The following table indicates the instantaneous change in the Company’s net loss that would arise if foreign exchange rates to which the Company has significant exposure at the end of the reporting period had changed at that date, assuming all other risk variables remained constant.

	increase/(decrease) in foreign exchange rates	Effect on net loss (Expressed in USD)
RMB (against USD)	5%	(416)

	-5%	416

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Our disclosure controls and procedures are designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our principal executive officer and principal financial officer by others within our organization. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2018 to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2018.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2018, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2018. Our internal control over financial reporting as of December 31, 2018, has been audited and attested to by BDO China Shu Lun Pan Certified Public Accountants LLP, or BDO China, an independent registered public accounting firm, as stated in its report, which is included herein.

Changes in Internal Control over Financial Reporting

During the year ended December 31, 2018, there were no changes in our internal control over financial reporting that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As previously disclosed on a Current Report on Form 8-K filed on June 1, 2017, the Company authorized a share repurchase program (the “2017 Share Repurchase Program”), pursuant to which the Company may, from time to time, purchase shares of its common stock for an aggregate purchase price not to exceed $10 million under which approximately $6.52 million in shares of common stock were repurchased. On October 10, 2018, the Company commenced a share repurchase program (the “2018 Share Repurchase Program”), pursuant to which the Company may, from time to time, purchase shares of its common stock for an aggregate purchase price not to exceed approximately $8.48 million.  It is contemplated that total shares to be repurchased under the 2017 and 2018 Share Repurchase Programs shall not exceed $15 million in the aggregate. The table below summarizes purchases made by or on behalf of the Company or affiliated purchasers as defined in Regulation S-K under the 2017 and 2018 Share Purchase Program during the year ended December 31, 2018.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum dollar value of shares that may yet be purchased under the plans or programs

Prior to 2018	426,794	$9.32	426,794
January 1, 2018 ~ January 31, 2018	-	$-	-
February 1, 2018 ~ February 28, 2018	-	$-	-
March 1, 2018 ~ March 31, 2018	37,462	$19.10	37,462
April 1, 2018 ~ April 30, 2018	17,984	$19.84	17,984
May 1, 2018 ~ May 31, 2018	47,006	$18.97	47,006
June 1, 2018 ~ June 30, 2018	31,522	$18.14	31,522
July 1, 2018 ~ July 31, 2018	-	$-	-
August 1, 2018 ~ August 31, 2018	-	$-	-
September 1, 2018 ~ September 30, 2018	-	$-	-
October 1, 2018 ~ October 31, 2018	144,038	$14.49	144,038
November 1, 2018 ~ November 30, 2018	83,999	$17.24	83,999
December 1, 2018 ~ December 31, 2018	212,694	$18.36	212,694

Total	1,001,499	$13.93	1,001,499	1,046,335

PART III

Item 10. Directors, Executive Officers and Corporate Governance

We will file with the SEC a definitive Proxy Statement for our Annual Meeting of Stockholders (the “2018 Proxy Statement”) not later than 120 days after the fiscal year ended December 31, 2018. The information required by this item is incorporated herein by reference to the information contained in the 2018 Proxy Statement.

Item 11. Executive Compensation

The information required by this item is incorporated herein by reference to the information contained in the 2018 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference to the information contained in the 2018 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference to the information contained in the 2018 Proxy Statement.

Item 14. Principal Accounting Fees and Services

The information required by this item is incorporated herein by reference to the information contained in the 2018 Proxy Statement.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Exhibit Number	Description
2.1	Plan of reorganization and exchange agreement (1)
2.2	Agreement and Plan of Merger, dated November 13, 2012 (2)
2.3	Amendment No. 1 to Agreement and Plan of Merger, dated January 15, 2013 (3)
2.4	Amendment No. 2 to Agreement and Plan of Merger, dated January 31, 2013 (4)
2.5	Amendment No. 3 to Agreement and Plan of Merger, dated February 5, 2013 (5)
3.1	Articles of Incorporation of Cellular Biomedicine Group, Inc.(22)
3.2	Amended and Restated Bylaws of Cellular Biomedicine Group, Inc.(23)
4.5	2011 Incentive Stock Option Plan (6)
4.6	Amended and Restated 2011 Incentive Stock Option Plan (7)
4.7	2013 Stock Incentive Plan (12)
4.8	2014 Stock Incentive Plan (13)
4.6	Amendment No. 1 to 2014 Stock Incentive Plan (20)
10.1	Purchase Agreement, dated September 10, 2013, by and between Cellular Biomedicine Group (Shanghai) Ltd. and Fisher Scientific Worldwide (Shanghai) Co., Ltd. (14)
10.2	Technical Service Contract, dated September 22, 2013, by and between Cellular Biomedicine Group (Shanghai) Ltd. and National Engineering Research Center of Tissue Engineering. (14)
10.3	Clinical Trial Agreement, dated November 6, 2013, by and between Cellular Biomedicine Group (Shanghai) Ltd. and Renji Hospital (14)
10.4	Clinical Trial Agreement, dated December 20, 2013, by and between Cellular Biomedicine Group (Shanghai) Ltd. and China Armed Police General Hospital(30)
10.5	Form of Subscription Agreement (8)
10.6	Employment Agreement with Bizuo (Tony) Liu, dated January 3, 2014 (9)
10.7	Framework Agreement by and among the Company, Agreen Biotech Co. Ltd. and its Shareholders, dated August 02, 2014 (10)
10.8	Technology Transfer Agreement by and between the Company and the General Hospital of the Chinese People’s Liberation Army, dated February 4, 2015 (15)
10.9	Asset Purchase Agreement, dated June 8, 2015, by and among the Company, Blackbird BioFinance, LLC, Scott Antonia and Sam Shrivastava (11)
10.10	Patent Transfer Agreement, dated November 16, 2015, by and between CBMG Shanghai and China Pharmaceutical University (15)
10.11	Clinical Trial Agreement, dated December 15, 2015, by and between CBMG Shanghai and Renji Hospital (15)
10.12	Share Purchase Agreement, dated February 4, 2016, by and between the Company and Dangdai International Group Co., Limited (35)
10.13	Lease Agreement, dated January 1, 2017, by and between CBMG Shanghai and Shanghai Chuangtong Industrial Development Co., Ltd. (21)
10.14	Consulting agreement with Wen Tao (Steve) Liu, dated February 7, 2016 (16)
10.15	Clinical Trial Agreement, dated February 16, 2016, by and between CBMG Shanghai and Shanghai Tongji Hospital (16)
10.16	Agreement on Termination of Cooperation with Jilin Luhong Real Estate Development Co., Ltd. (17)
10.17	Lease agreement of office building located at Zone B, 2/F, Building No.7, Block C, Wuxi (Huishan) Life Science & Technology Industrial Park, 1699 Huishan Avenue, Wuxi, the P.R.C.(17)
10.18	Agreement, dated as of April 11, 2016, by and between the Company and Bizuo (Tony) Liu (18)
10.19	Letter Agreement, dated November 11, 2016, by and between the Company and Gang Ji (19)
10.20	Employment Agreement, dated March 3, 2017, by and between the Company and Bizuo (Tony) Liu (21)
10.21	Employment Agreement, dated March 3, 2017, by and between the Company and Andrew Chan (21)
10.22	Employment Agreement, dated March 3, 2017, by and between the Company and Yihong Yao (39)
10.23	Lease Agreement, dated December 1, 2018, by and between CBMG Shanghai and Shanghai Guilin Industrial Co., Ltd.*
10.24	Share Purchase Agreement, dated December 15, 2017, by and among the Company and its executive officers (24)
10.25	Share Purchase Agreement, dated December 26, 2017, by and among the Company and certain investors (25)

10.26	Registration Rights Agreement, dated January 30, 2018, by and among the Company, Wealth Map Holdings Limited, Earls Mill Limited, and Bosun S. Hau (26)
10.27	Securities Purchase Agreement, dated January 30, 2018, by and among the Company, Wealth Map Holdings Limited, Earls Mill Limited, and Bosun S. Hau (26)
10.28	Amendment No. 1 to Registration Rights Agreement, dated February 5, 2018, by and among the Company, Wealth Map Holdings Limited, Earls Mill Limited, Bosun S. Hau and Rui Zhang. (27)
10.29	Amendment No. 1 to Securities Purchase Agreement, dated February 5, 2018, by and among the Company, Wealth Map Holdings Limited, Earls Mill Limited, Bosun S. Hau and Rui Zhang.(27)
10.30	Registration Rights Agreement, dated September 26, 2018, by and between the Company and Novartis Pharma AG. (28)
10.31	License and Collaboration Agreement, dated September 25, 2018, by and among the Company, Novartis Pharma AG and other parties thereto. (28)
10.32	Securities Purchase Agreement, dated September 25, 2018, by and among the Company, Novartis Pharma AG and Shanghai Cellular Biopharmaceutical Group Ltd.(28)
10.33
License Agreement, dated October 2, 2018, by and among the Company and the U.S. Department of Health and Human Services, as represented by the National Cancer Institute, an Institute or Center of the National Institutes of Health (29)

10.34	Toll Manufacturing and Supply Agreement, dated December 21, 2018, by and among the Company, Novartis Pharma AG and other parties thereto. (29)
10.35	License Agreement, dated as of February 14, 2019, by and between the Company and Augusta University Research Institute, Inc.*†
14.1	Code of Ethics for EastBridge Investment Group Corporation (1)
21	Subsidiaries of the Company(34)
23.1	Consent of BDO China Shu Lun Pan Certified Public Accountants LLP *
31	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer and Chief Financial Officer*
32	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

† Confidential treatment is requested for portions of this exhibit pursuant to 17 CFR Section 240.246-2.
———————
1.	Incorporated by reference filed with the Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on October 30, 2006 (File No. 000-52282)

2.	Incorporated by reference filed with the Form 8-K filed with the Securities and Exchange Commission on November 20, 2012 (File No. 000-52282)
3.	Incorporated by reference filed with the Form 8-K filed with the Securities and Exchange Commission on January 22, 2013 (File No. 000-52282)
4.	Incorporated by reference filed with the Form 8-K filed with the Securities and Exchange Commission on February 4, 2013 (File No. 000-52282)
5.	Incorporated by reference filed with the Form 8-K filed with the Securities and Exchange Commission on February 12, 2013 (File No. 000-52282)
6.	Incorporated by reference filed with the Registration Statement on Form S-8 filed with the Securities and Exchange Commission on March 7, 2012 (File No. 333-179974)
7.	Incorporated by reference filed with the Form 10-K filed with the Securities and Exchange Commission on April 4, 2013 (File No. 000-52282)
8.	Incorporated by reference filed with the Form 8-K filed with the Securities and Exchange Commission on December 16, 2013 (File No. 000-52282)
9.	Incorporated by reference filed with the Form 8-K filed with the Securities and Exchange Commission on January 3, 2014 (File No. 000-52282)
10.	Incorporated by reference filed with the Form 8-K filed with the Securities and Exchange Commission on October 2, 2014 (File No. 001-36498)
11.	Incorporated by reference filed with the Form 8-K filed with the Securities and Exchange Commission on July 2, 2015 (File No. 001-36498)
12.	Incorporated by reference filed with Schedule 14A filed with the Securities and Exchange Commission on November 21, 2013 (File No. 000-52282)
13.	Incorporated by reference filed with Schedule 14A filed with the Securities and Exchange Commission on September 23, 2014 (File No. 001-36498)
14	Incorporated by reference filed with the Form 10-K filed with the Securities and Exchange Commission on April 15, 2014 (File No. 000-52282).
15	Incorporated by reference filed with the Form 10-K filed with the Securities and Exchange Commission on March 14, 2016 (File No. 001-36498).
16	Incorporated by reference filed with the Form 10-Q filed with the Securities and Exchange Commission on May 9, 2016 (File No. 001-36498).
17	Incorporated by reference filed with the Form 10-Q filed with the Securities and Exchange Commission on August 8, 2016 (File No. 001-36498).
18	Incorporated by reference filed with the Form 8-K filed with the Securities and Exchange Commission on April 15, 2016 (File No. 000- 36498).
19	Incorporated by reference filed with the Form 8-K filed with the Securities and Exchange Commission on November 15, 2016 (File No. 000- 36498).

20	Incorporated by reference filed with Schedule 14A/A filed with the Securities and Exchange Commission on March 23, 2017 (File No. 001-36498)
21	Incorporated by reference filed with the Form 10-K filed with the Securities and Exchange Commission on March 13, 2017 (File No. 001-36498).
22	Incorporated by reference filed with the Form 8-K filed with the Securities and Exchange Commission on March 4, 2013 (File No. 000-52282)
23	Incorporated by reference filed with the Form 8-K filed with the Securities and Exchange Commission on September 21, 2016 (File No. 000-36498).
24	Incorporated by reference filed with the Form 8-K filed with the Securities and Exchange Commission on December 21, 2017 (File No. 000-36498).
25	Incorporated by reference filed with the Form 8-K filed with the Securities and Exchange Commission on December 28, 2017 (File No. 000-36498).
26.	Incorporated by reference filed with the Form 8-K filed with the Securities and Exchange Commission on January 31, 2018 (File No. 000-36498).
27.	Incorporated by reference filed with the Form 8-K filed with the Securities and Exchange Commission on February 5, 2018 (File No. 000-36498).
28.	Incorporated by reference filed with the Form 8-K filed with the Securities and Exchange Commission on September 27, 2018 (File No. 000-36498).
29.	Incorporated by reference filed with the Form 8-K filed with the Securities and Exchange Commission on October 9, 2018 (File No. 000-36498).
Incorporated by reference filed with the Form 8-K filed with the Securities and Exchange Commission on December 28, 2018 (File No. 000-36498).

Item 16.   Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Registrant	Cellular Biomedicine Group, Inc.

Date: February 19, 2019	By:	/s/ Bizou (Tony) Liu
Bizuo (Tony) Liu
Chief Executive Officer and Chief Financial Officer (principal executive officer and financial and accounting officer)

 Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Terry A. Belmont	Chairman of the Board of Directors	February 19, 2019
Terry A. Belmont

/s/ Bizuo (Tony) Liu	Chief Executive Officer and Chief Financial Officer	February 19, 2019
Bizuo (Tony) Liu	(principal executive officer and financial and accounting officer)

/s/ Wen Tao (Steve) Liu	Director	February 19, 2019
Wen Tao (Steve) Liu

/s/ Hansheng Zhou	Director	February 19, 2019
Hansheng Zhou

/s/ Nadir Patel	Director	February 19, 2019
Nadir Patel

/s/ Chun Kwok Alan Au	Director	February 19, 2019
Chun Kwok Alan Au

/s/ Gang Ji	Director	February 19, 2019
Gang Ji

/s/ Bosun S. Hau	Director	February 19, 2019
Bosun S. Hau

CELLULAR BIOMEDICINE GROUP, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Cellular Biomedicine Group, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Cellular Biomedicine Group, Inc. and its subsidiaries and variable interest entities (the “Company”) as of December 31, 2018 and 2017 and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated February 19, 2019 expressed an unqualified opinion thereon.

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

Shenzhen, the People’s Republic of China
February 19, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Cellular Biomedicine Group, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Cellular Biomedicine Group, Inc. and its subsidiaries and variable interest entities (the “Company”) as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and our report dated February 19, 2019 expressed an unqualified opinion thereon.

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

/s/ BDO China Shu Lun Pan Certified Public Accountants LLP

Shenzhen, the People’s Republic of China
February 19, 2019

CELLULAR BIOMEDICINE GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2018	2017
		(note 18)
Assets
Cash and cash equivalents	$52,812,880	$21,568,422
Accounts receivable, less allowance for doubtful amounts of $94,868
and $10,789 as of December 31, 2018 and December 31, 2017, respectively	787	202,887
Other receivables	101,909	170,842
Prepaid expenses	1,692,135	1,852,695
Total current assets	54,607,711	23,794,846

Investments	240,000	269,424
Property, plant and equipment, net	15,193,761	12,973,342
Goodwill	7,678,789	7,678,789
Intangibles, net	7,970,692	12,419,692
Long-term prepaid expenses and other assets	5,952,193	4,026,203
Total assets (1)	$91,643,146	$61,162,296

Liabilities and Stockholders' Equity

Liabilities:
Accounts payable	$422,752	$225,287
Accrued expenses	1,878,926	1,097,327
Taxes payable	28,950	28,875
Other current liabilities	3,836,308	2,324,632
Total current liabilities	6,166,936	3,676,121

Other non-current liabilities	257,818	183,649
Total liabilities (1)	6,424,754	3,859,770
Commitments and Contingencies (note 12)

Preferred stock, par value $.001, 50,000,000 shares
authorized; none issued and outstanding as of
December 31, 2018 and 2017, respectively	-	-

Common stock, par value $.001, 300,000,000 shares authorized;
19,120,781 and 15,615,558 issued; and 18,119,282 and 15,188,764 outstanding,
as of December 31, 2018 and 2017, respectively	19,121	15,616
Treasury stock at cost; 1,001,499 and 426,794 shares of common stock	(13,953,666)	(3,977,929)
as of December 31, 2018 and December 31, 2017, respectively
Additional paid in capital	250,604,618	172,691,339
Accumulated deficit	(149,982,489)	(111,036,997)
Accumulated other comprehensive loss	(1,469,192)	(389,503)
Total stockholders' equity	85,218,392	57,302,526

Total liabilities and stockholders' equity	$91,643,146	$61,162,296

(1)
The Company’s consolidated assets as of December 31, 2018 and 2017 included $24,823,137 and $21,775,087, respectively, of assets of variable interest entities, or VIEs, that can only be used to settle obligations of the VIEs. Each of the following amounts represent the balances as of December 31, 2018 and 2017, respectively. These assets include cash and cash equivalents of $2,376,974 and $2,337,173; other receivables of $61,722 and $61,735; prepaid expenses of $1,497,072 and $1,750,509; property, plant and equipment, net, of $14,280,949 and $12,477,315; intangibles of $1,412,375 and $1,516,449; and long-term prepaid expenses and other assets of $5,194,045 and $3,631,906. The Company’s consolidated liabilities as of December 31, 2018 and 2017 included $5,117,239 and $2,688,520, respectively, of liabilities of the VIEs whose creditors have no recourse to the Company. These liabilities include accounts payable of $359,980 and $181,231; other payables of $3,125,504 and $1,631,582; payroll accrual of $1,367,658 and $682,248, which mainly includes bonus accrual of $1,358,709 and $673,443; deferred income of $6,280 and $9,810; and other non-current liabilities of $257,817 and $183,649. See further description in Note 4, Variable Interest Entities.

The accompanying notes are an integral part of these consolidated financial statements.

CELLULAR BIOMEDICINE GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Year Ended December 31,
	2018	2017	2016

Net sales and revenue	$224,403	$336,817	$627,930

Operating expenses:
Cost of sales	135,761	162,218	860,417
General and administrative	13,220,757	12,780,483	11,670,506
Selling and marketing	308,830	360,766	425,040
Research and development	24,150,480	14,609,917	11,475,587
Impairment on non-current assets	2,914,320	-	4,611,714
Total operating expenses	40,730,148	27,913,384	29,043,264
Operating loss	(40,505,745)	(27,576,567)	(28,415,334)

Other income:
Interest income	392,328	133,621	78,943
Other income	1,172,879	1,955,086	132,108
Total other income	1,565,207	2,088,707	211,051
Loss before taxes	(38,940,538)	(25,487,860)	(28,204,283)

Income taxes provision	(4,954)	(2,450)	(4,093)

Net loss	$(38,945,492)	$(25,490,310)	$(28,208,376)
Other comprehensive income (loss):
Cumulative translation adjustment	(1,079,689)	967,189	(743,271)
Unrealized gain (loss) on investments, net of tax	-	(240,000)	5,300,633
Reclassification adjustments, net of tax, in connection with other-than-temporary impairment of investments	-	-	(5,557,939)
Total other comprehensive income (loss):	(1,079,689)	727,189	(1,000,577)

Comprehensive loss	$(40,025,181)	$(24,763,121)	$(29,208,953)

Net loss per share:
Basic and diluted	$(2.20)	$(1.78)	$(2.09)

Weighted average common shares outstanding:
Basic and diluted	17,741,104	14,345,604	13,507,408

The accompanying notes are an integral part of these consolidated financial statements.

CELLULAR BIOMEDICINE GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

							Additional		Accumulated Other Comprehensive
	Common Stock		Preferred Stock		Treasury Stock		Paid-in	Accumulated	Income
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Loss)	Total

Balance at December 31, 2015	11,711,645	11,711	-	-	-	-	103,807,651	(57,338,311)	(116,115)	46,364,936
										.
Common stock issued with PPM and other financing	2,348,888	2,349	-	-	-	-	42,397,525	-	-	42,399,874
Restricted stock grants	24,660	25	-	-	-	-	709,472	-	-	709,497
Accrual of stock options	-	-	-	-	-	-	4,742,920	-	-	4,742,920
Exercise of stock options	196,185	196	-	-	-	-	885,484	-	-	885,680
Unrealized loss on investments, net of tax	-	-	-	-	-	-	-	-	5,300,633	5,300,633
Reclassification adjustments, net of tax, in connection with other-than-temporary impairment of investments	-	-	-	-	-	-	-	-	(5,557,939)	(5,557,939)
Foreign currency translation	-	-	-	-	-	-	-	-	(743,271)	(743,271)
Net loss	-	-	-	-	-	-	-	(28,208,376)	-	(28,208,376)

Balance at December 31, 2016	14,281,378	14,281	-	-	-	-	152,543,052	(85,546,687)	(1,116,692)	65,893,954

Common stock issued with PPM	1,208,334	1,208	-	-	-	-	14,494,832	-	-	14,496,040
Restricted stock grants	68,446	69	-	-	-	-	832,950	-	-	833,019
Accrual of stock options	-	-	-	-	-	-	4,512,192	-	-	4,512,192
Exercise of stock options	57,400	58	-	-	-	-	308,313	-	-	308,371
Treasury stock purchase	-	-	-	-	(426,794)	(3,977,929)	-	-	-	(3,977,929)
Unrealized loss on investments, net of tax	-	-	-	-	-	-	-	-	(240,000)	(240,000)
Foreign currency translation	-	-	-	-	-	-	-	-	967,189	967,189
Net loss	-	-	-	-	-	-	-	(25,490,310)	-	(25,490,310)

Balance at December 31, 2017	15,615,558	15,616	-	-	(426,794)	(3,977,929)	172,691,339	(111,036,997)	(389,503)	57,302,526

Common stock issued with PPM	3,177,581	3,177	-	-	-	-	70,347,996	-	-	70,351,173
Restricted stock grants	91,713	92	-	-	-	-	1,642,228	-	-	1,642,320
Accrual of stock options	-	-	-	-	-	-	3,184,425	-	-	3,184,425
Exercise of stock options	235,929	236	-	-	-	-	2,738,630	-	-	2,738,866
Treasury stock purchase	-	-	-	-	(574,705)	(9,975,737)	-	-	-	(9,975,737)
Foreign currency translation	-	-	-	-	-	-	-	-	(1,079,689)	(1,079,689)
Net loss	-	-	-	-	-	-	-	(38,945,492)	-	(38,945,492)

Balance at December 31, 2018	19,120,781	$19,121	-	$-	(1,001,499)	$(13,953,666)	$250,604,618	$(149,982,489)	$(1,469,192)	$85,218,392

The accompanying notes are an integral part of these consolidated financial statements.

CELLULAR BIOMEDICINE GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	December 31,
	2018	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(38,945,492)	$(25,490,310)	$(28,208,376)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	5,049,523	2,985,963	2,635,001
Loss on disposal of assets	4,957	317	2,156
Stock based compensation expense	4,826,745	5,345,211	5,452,417
Other than temporary impairment on investments	29,424	-	4,611,714
Impairment on intangible assets	2,884,896	-	-
Interest from six-month deposits with the banks	(175,479)	-	-
Reversal of inventory provision	-	-	(115,391)
Allowance for doubtful account	84,622	-	10,163
Changes in operating assets and liabilities:
Accounts receivable	107,263	(160,628)	537,155
Other receivables	66,108	(467,985)	(156,672)
Inventory	-	-	514,734
Prepaid expenses	68,435	(812,675)	(669,598)
Taxes recoverable	-	-	150,082
Long-term prepaid expenses and other assets	(538,349)	(1,005,029)	(643,673)
Accounts payable	133,740	(814)	(28,205)
Accrued expenses	816,936	(118,968)	356,420
Other current liabilities	390,181	1,339,866	(640,573)
Taxes payable	75	-	28,875
Other non-current liabilities	83,416	(208,340)	296,036
Net cash used in operating activities	(25,112,999)	(18,593,392)	(15,867,735)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from disposal of assets	1,625	-	-
Withdrawing six-month deposits with the banks	10,175,479	-	-
Putting six-month deposits with the banks	(10,000,000)	-	-
Purchases of intangible assets	(196,836)	(23,734)	(56,519)
Purchases of property, plant and equipment	(6,589,493)	(10,169,134)	(2,676,888)
Net cash used in investing activities	(6,609,225)	(10,192,868)	(2,733,407)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from the issuance of common stock	70,351,173	14,496,040	42,399,874
Proceeds from exercise of stock options	2,738,866	308,371	885,680
Repurchase of treasury stock	(9,975,737)	(3,977,929)	-
Net cash provided by financing activities	63,114,302	10,826,482	43,285,554

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(147,620)	275,768	(316,577)

INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	31,244,458	(17,684,010)	24,367,835
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	21,568,422	39,252,432	14,884,597
CASH AND CASH EQUIVALENTS, END OF PERIOD	$52,812,880	$21,568,422	$39,252,432

SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for income taxes	$4,879	$2,450	$6,705

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1 – DESCRIPTION OF BUSINESS

As used in this report, "we", "us", "our", "CBMG", "Company" or "our company" refers to Cellular Biomedicine Group, Inc. and, unless the context otherwise requires, all of its subsidiaries.

Overview

Cellular Biomedicine Group, Inc. is a clinical stage biopharmaceutical company, committed to developing therapies for cancer and degenerative diseases utilizing proprietary cell-based technologies. Our focus is to reduce the aggregate cost and ensure quality products of cell therapies by leveraging our innovative manufacturing capabilities and strong ability to process optimization to development of our internal proprietary cell therapy based pipelines and our ability to partner with leading cell therapy companies seeking manufacturing capabilities for global collaborative partnerships. CBMG is headquartered in New York, New York, it’s Research & Development facilities are based in Gaithersburg, Maryland and Shanghai, China, and its manufacturing facilities are based in China in the cities of Shanghai and Wuxi.

The manufacturing and delivery of cell therapies involve complex, integrated processes, comprised of harvesting T cells from patients, T cell isolation, activation, viral vector transduction and GMP grade purification . We are using a semi-automated, fully closed system and self-made high quality viral vector for cell therapy manufacturing, which enables us to reduce the aggregate cost of cell therapies. Additionally, this system has the ability to scale for commercial supply at an economical cost.

Our technology includes two major platforms: (i) Immune cell therapy for treatment of a broad range of cancer indications comprised of technologies in Chimeric Antigen Receptor modified T cells ("CAR-T"), genetic modified T-cell receptors (“TCRs”), next generation neoantigen-reactive tumor infiltrating lymphocyte (“TIL”), and (ii) human adipose-derived mesenchymal progenitor cells ("haMPC") for treatment of joint diseases. We expect to carry out clinical studies leading to the eventual approval by the NMPA of our products through Biologics License Application ("BLA") filings and authorized clinical centers throughout Greater China. We also plan to conduct clinical studies in the United States that could potentially lead to FDA approval of our solid tumor clinical assets.

Our primary target market is China, where we believe that our cell-based therapies will be able to help patients with high unmet medical needs. We are focused on developing and marketing safe and effective cell-based therapies to treat cancer and joint diseases. We have developed proprietary technologies and know-how in our cell therapy platforms. We are conducting clinical studies in China with our stem cell based therapies to treat knee osteoarthritis (“KOA”). On December 2017, the Chinese government issued trial guidelines concerning the development and testing of cell therapy products in China, which provides that all cell therapy products are treated as “drug” from a regulatory perspective, and require official approval for INDs. Prior to this revised regulation in December 2017, we have completed a Phase IIb autologous haMPC KOA clinical study and released the promising results. Led by Shanghai Renji Hospital, one of the largest teaching hospitals in China, we completed a Phase I clinical trial of our off-the-shelf allogeneic haMPC (AlloJoin™) therapy for treating KOA patients. We also completed and presented the Allojoin™ Phase I 48-week data in China, and have been approved by NMPA to initiate a Phase II clinical trial following the filing of CBMG's IND application for AlloJoin® for KOA. CBMG’s IND application is the first stem cell drug application to be approved by NMPA for a Phase II KOA clinical trial since the release of the updated regulation on cell therapy.

In addition to our own internal pipelinse, we have initiated successful partnerships with other cell therapy focused companies as it pertains to their technology and platform’s market access into the Chinese market. We believe that our focus on process improvement and creating cost savings on cell therapy manufacturing will enable us to collaborate with those firms as they enter into the Chinese market.

Prior to September 2018, CBMG has been developing its own anti-CD19 CAR-T cell therapy in B-cell non-Hodgkin lymphoma ("NHL") and adult acute lymphoblastic leukemia (“ALL”) and had already initiated IND applications in China. On September 25, 2018, we entered into a strategic licensing and collaboration agreement with Novartis to manufacture and supply their CAR-T cell therapy Kymriah® (tisagenlecleucel) in China. As part of the deal, Novartis took approximately a 9% equity stake in CBMG, and CBMG is discontinuing development of its own anti-CD19 CAR-T cell therapy. This collaboration with Novartis reflects our shared commitment to bringing the first marketed CAR-T cell therapy product, Kymriah®, currently approved in the US, EU and Canada for two difficult-to-treat cancers, to China where the number of patients remains the highest in the world. We continue to develop cell therapies targeting other than CD19 on our own and Novartis has the first right of negotiation on these developments. The CBMG oncology pipeline includes CAR-T targeting CD20-, CD22- and B-cell maturation antigen (BCMA), NKG2D, AFP TCR and TIL. We are striving to build competitive research capabilities, a cutting edge translational medicine unit, along with a well-established cellular manufacturing capability and ample capacity, to support Kymriah® in China and our development of cell therapy products. We expect to initiate first in-human clinical trials for multiple CAR-T and TCR-T programs in 2019.

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

Revenue Recognition

Revenues consist mainly of cell banking services as well as cell therapy technology services with customers. The Company evaluates the separate performance obligation(s) under each contract, allocates the transaction price to each performance obligation considering the estimated stand-alone selling prices of the services and recognizes revenue upon the satisfaction of such obligations over time or at a point in time dependent on the satisfaction of one of the following criteria: (1) the customer simultaneously receives and consumes the economic benefits provided by the vendor’s performance (2) the vendor creates or enhances an asset controlled by the customer (3) the vendor’s performance does not create an asset for which the vendor has an alternative use, and the vendor has an enforceable right to payment for performance completed to date.  Revenue from rendering of services is measured at the fair value of the consideration received or receivable under the contract or agreement.  Revenue from cell therapy technology services is recognized in profit or loss at the point when customers simultaneously receive and consume the services.  Revenue from cell banking storage is recognized in profit or loss on a straight-line basis over the storage period.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At December 31, 2018 and 2017, respectively, cash and cash equivalents include cash on hand and cash in the bank. At times, cash deposits may exceed government-insured limits.

Accounts Receivable

Accounts receivable represent amounts earned but not collected in connection with the Company’s sales of goods or services as of December 31, 2018 and 2017. Account receivables are carried at their estimated collectible amounts.

The Company follows the allowance method of recognizing uncollectible accounts receivable. The Company recognizes bad debt expense based on specifically identified customers and invoices that are anticipated to be uncollectable. At December 31, 2018 and 2017, allowance of $94,868 and $10,789 was provided for debtors of certain customers as those debts are unrecoverable from customers, respectively.

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

For the years ended December 31, 2018, 2017 and 2016, depreciation expense was $3,360,517, $1,195,705 and $850,793, respectively.

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

The carrying amount of the goodwill at December 31, 2018 and 2017 represents the cost arising from the business combinations in previous years and no impairment on goodwill was recognized for the years ended December 31, 2018 and 2017.

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

For the year ended December 31, 2018, 2017 and 2016, the Company received government grants of $1,105,272, $1,905,213 and $422,839 for purpose of R&D and related capital expenditure, respectively. Government subsidies recognized as other income in the statement of income for the year ended December 31, 2018, 2017 and 2016 were $1,119,827, $2,077,486 and $78,542, respectively.

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

A full valuation allowance has been established against all net deferred tax assets as of December 31, 2018 and 2017 based on estimates of recoverability. While the Company has optimistic plans for its business strategy, we determined that such a valuation allowance was necessary given the current and expected near term losses and the uncertainty with respect to the Company’s ability to generate sufficient profits from its business model.

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

Comprehensive Loss

We apply ASC No. 220, Comprehensive Income (ASC 220). ASC 220 establishes standards for the reporting and display of comprehensive income or loss, requiring its components to be reported in a financial statement that is displayed with the same prominence as other financial statements. Our comprehensive loss was $40,025,181, $24,763,121 and $29,208,953 for the years ended December 31, 2018, 2017 and 2016, respectively.

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

Recent Accounting Pronouncements

Accounting pronouncements adopted during the year ended December 31, 2018

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

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers. ASU 2014-09 and its related amendments provide companies with a single model for accounting for revenue arising from contracts with customers and supersedes prior revenue recognition guidance, including industry-specific revenue guidance. The core principle of the model is to recognize revenue when control of the goods or services transfers to the customer, as opposed to recognizing revenue when the risks and rewards transfer to the customer under the existing revenue guidance. The guidance permits companies to either apply the requirements retrospectively to all prior periods presented, or apply the requirements in the year of adoption, through a cumulative adjustment. The Company adopted the new accounting standard using the modified retrospective transition method effective January 1, 2018 and there was no impact on the Company’s consolidated financial statements.

Accounting pronouncements not yet effective

In August 2018, the FASB issued Accounting Standards Update (“ASU”) No. 2018-13, Fair Value Measurement (Topic 820), which eliminates, adds and modifies certain disclosure requirements for fair value measurements. The modified standard eliminates the requirement to disclose changes in unrealized gains and losses included in earnings for recurring Level 3 fair value measurements and requires changes in unrealized gains and losses be included in other comprehensive income for recurring Level 3 fair value measurements of instruments. The standard also requires the disclosure of the range and weighted average used to develop significant unobservable inputs and how weighted average is calculate for recurring and nonrecurring Level 3 fair value measurements. The amendment is effective for fiscal years beginning after December 15, 2019 and interim periods within that fiscal year with early adoption permitted. We do not expect the standard to have a material impact on our consolidated financial statements.

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

NOTE 4 – VARIABLE INTEREST ENTITY

VIEs are those entities in which a company, through contractual arrangements, bears the risk of, and enjoys the rewards normally associated with ownership of the entity, and therefore the Company is the primary beneficiary of the entity. Cellular Biomedicine Group Ltd (Shanghai) (“CBMG Shanghai”) and its subsidiaries are variable interest entities (VIEs), through which the Company conducts stem cell and immune therapy research and clinical trials in China. The registered shareholders of CBMG Shanghai are Lu Junfeng and Chen Mingzhe, who together own 100% of the equity interests in CBMG Shanghai. The initial capitalization and operating expenses of CBMG Shanghai are funded by our wholly foreign-owned enterprise (“WFOE”), Cellular Biomedicine Group Ltd. (Wuxi) (“CBMG Wuxi”). The registered capital of CBMG Shanghai is ten million RMB and was incorporated on October 19, 2011. Beijing Agreen Biotechnology Co., Ltd. (‘AG”) was 100% acquired by CBMG Shanghai in September 2014. The registered capital of AG is five million RMB and was incorporated on April 27, 2011. In 2017, CBMG Shanghai established two subsidiaries in Wuxi and Shanghai. Wuxi Cellular Biopharmaceutical Group Ltd. (“WX SBM”) was established on January 17, 2017 with registered capital of RMB 20 million and wholly owned by CBMG Shanghai. Shanghai Cellular Biopharmaceutical Group Ltd. (“SH SBM”) was established on January 18, 2017 with registered capital of RMB 100 million and wholly owned by CBMG Shanghai. For the year ended December 31, 2018, 2017 and 2016, 29%, 3% and 78% of the Company revenue is derived from VIEs respectively.

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

The Company has aggregated the financial information of CBMG Shanghai and its subsidiaries in the table below. The aggregate carrying value of assets and liabilities of CBMG Shanghai and its subsidiaries (after elimination of intercompany transactions and balances) in the Company’s consolidated balance sheets as of December 31, 2018 and 2017 are as follows:

	December 31,	December 31,
	2018	2017
		(note 18)
Assets
Cash	$2,376,974	$2,337,173
Other receivables	61,722	61,735
Prepaid expenses	1,497,072	1,750,509
Total current assets	3,935,768	4,149,417

Property, plant and equipment, net	14,280,949	12,477,315
Intangibles	1,412,375	1,516,449
Long-term prepaid expenses and other assets	5,194,045	3,631,906
Total assets	$24,823,137	$21,775,087

Liabilities
Accounts payable	$359,980	$181,231
Other payables	3,125,504	1,631,582
Payroll accrual *	1,367,658	682,248
Deferred income	6,280	9,810
Total current liabilities	$4,859,422	$2,504,871

Other non-current liabilities	257,817	183,649
Total liabilities	$5,117,239	$2,688,520

* Accrued payroll mainly includes bonus accrual of $1,358,709 and $673,443.

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT

As of December 31, 2018 and 2017, property, plant and equipment, carried at cost, consisted of the following:

	December 31, 2018	December 31, 2017

Office equipment	$101,608	$105,114
Manufacturing equipment	7,636,905	4,781,936
Computer equipment	426,507	233,539
Leasehold improvements	12,861,186	4,196,589
Construction in progress	1,030,760	7,498,272

	22,056,966	16,815,450
Less: accumulated depreciation	(6,863,205)	(3,842,108)
	$15,193,761	$12,973,342

Depreciation expense for the years ended December 31, 2018, 2017 and 2016 was $3,360,517, $1,195,705 and $850,793, respectively.

NOTE 6 – INVESTMENTS

The Company’s investments represent the investment in equity securities listed in Over-The-Counter (“OTC”) markets of the United States of America:

December 31, 2018	Cost	Gross Unrealized Gains	Gross Unrealized Losses more than 12 months	Gross Unrealized Losses less than 12 months	Market or Fair Value
Equity position in Arem Pacific Corporation	480,000	-	(240,000)	-	240,000

Total	$480,000	$-	$(240,000)	$-	$240,000

December 31, 2017	Cost	Gross Unrealized Gains	Gross Unrealized Losses more than 12 months	Gross Unrealized Losses less than 12 months	Market or Fair Value
Equity position in Alpha Lujo, Inc.	$251,388	$-	$(221,964)	$-	$29,424
Equity position in Arem Pacific Corporation	480,000	-	-	(240,000)	240,000

Total	$731,388	$-	$(221,964.00)	$(240,000)	$269,424

There were no sale of investments for the year ended December 31, 2018 and 2017.

The unrealized holding gain (loss) for the investments, net of tax that were recognized in other comprehensive income (loss) for the year ended December 31, 2018 was nil, as compared to $(240,000) and $5,300,633 for the year ended December 31, 2017 and 2016, respectively. Reclassification adjustment of $5,557,939 in connection with other-than-temporary impairment of investments was recorded in other comprehensive income for the year ended December 31, 2016. No adjustment was recorded in other comprehensive income (loss) for the year ended December 31, 2018 and 2017.

The Company tracks each investment with an unrealized loss and evaluates them on an individual basis for other-than-temporary impairments, including obtaining corroborating opinions from third party sources, performing trend analysis and reviewing management’s future plans.  When investments have declines determined by management to be other-than-temporary the Company recognizes write downs through earnings.  Other-than-temporary impairment of investments for the year ended December 31, 2018 was $29,424, as compared with nil and $4,611,714 for the year ended December 31, 2017 and 2016, respectively. The Company provided full impairment of $29,424 for shares of Alpha Lujo, Inc. (“ALEV”) for the year ended December 31, 2018 as ALEV filed Form 15 (Certification and Notice of Termination of Registration under Section 12(g) of the Securities Exchange Act of 1934 or Suspension of Duty to File Reports) with the SEC and is no longer traded in the market in 2018.

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

The carrying value of financial items of the Company including cash and cash equivalents, accounts receivable, other receivables, accounts payable and accrued liabilities, approximate their fair values due to their short-term nature and are classified within Level 1 of the fair value hierarchy. The Company’s investments are classified within Level 2 of the fair value hierarchy because of the insufficient volatility of the three stocks traded in OTC market. The Company did not have any Level 3 financial instruments as of December 31, 2018 and 2017.

Assets measured at fair value within Level 2 on a recurring basis as of December 31, 2018 and 2017 are summarized as follows:

	As of December 31, 2018
	Fair Value Measurements at Reporting Date Using:
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Equity position in Arem Pacific Corporation	$240,000	$-	$240,000	$-

	$240,000	$-	$240,000	$-

	As of December 31, 2017
	Fair Vaue Measurements at Reporting Date Using:
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Equity position in Alpha Lujo, Inc.	$29,424	$-	$29,424	$-
Equity position in Arem Pacific Corporation	240,000	-	240,000	-
	$269,424	$-	$269,424	$-

  No shares were acquired during the year ended December 31, 2018 and 2017.

As of December 31, 2018 and 2017, the Company holds 8,000,000 shares in Arem Pacific Corporation (“ARPC”), 2,942,350 shares in ALEV and 2,057,131 shares in Wonder International Education and Investment Group Corporation (“Wonder”).  Full impairment has been provided for shares of Wonder and ALEV as of September 30, 2018. All available-for-sale investments held by the Company at December 31, 2018 and December 31, 2017 have been valued based on level 2 inputs due to the illiquid nature of these non-reporting securities that cannot easily be sold or exchanged for cash.

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

As of December 31, 2018 and 2017, intangible assets, consisted of the following:

Patents & knowhow & license
	December 31, 2018	December 31, 2017
Cost basis	$17,580,368	$17,674,431
Less: accumulated amortization	(6,950,656)	(5,325,113)
Less: impairment	(2,884,896)	-
	$7,744,816	$12,349,318

Software
	December 31, 2018	December 31, 2017
Cost basis	$340,918	$158,273
Less: accumulated amortization	(115,042)	(87,899)
	$225,876	$70,374
Total intangibles, net	$7,970,692	$12,419,692

All software is provided by a third party vendor, is not internally developed, and has an estimated useful life of 5 years. Patents, knowhow and license are amortized using an estimated useful life of five to ten years. Amortization expense for the years ended December 31, 2018, 2017 and 2016 was $1,689,006, $1,790,258 and $1,784,208, respectively.

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

 Estimated amortization expense for each of the ensuing years are as follows for the years ending December 31:

Years ending December 31,	Amount
2019	$1,383,044
2020	1,379,431
2021	1,374,224
2022	1,362,315
2023 and thereafter	2,471,678
$7,970,692

NOTE 9 – LEASES

The Company leases facilities under non-cancellable operating lease agreements.  These facilities are located in the United States, Hong Kong and China.  The Company recognizes rental expense on a straight-line basis over the life of the lease period.  Rent expense under operating leases for the year ended December 31, 2018, 2017 and 2016 was approximately $3,222,373, $4,345,893 and $1,043,968, respectively.

As of December 31, 2018, the Company has the following future minimum lease payments due under the foregoing lease agreements:

Years ending December 31,	Amount
2019	$2,815,534
2020	2,678,861
2021	2,504,304
2022	2,504,304
2023 and thereafter	9,430,725

$19,933,728

NOTE 10 – RELATED PARTY TRANSACTIONS

As of December 31, 2018 and 2017, accrued expenses included director fees of nil and $25,882 due to independent director Mr. Gang Ji.

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

The Company advanced petty cash to officers for business travel purpose.  As of December 31, 2018 and 2017, other receivables due from officers for business travel purpose was nil and $8,531, respectively.

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

During the year ended December 31, 2018, 2017 and 2016, the Company expensed $3,184,425, $4,512,192 and $4,742,920 associated with unvested options awards and $1,642,320, $833,019 and $709,497 associated with restricted common stock issuances, respectively.

During the year ended December 31, 2018, 2017 and 2016, options for 235,929, 57,400 and 196,185 underlying shares were exercised, 235,929, 57,400 and 196,185 shares of the Company’s common stock were issued accordingly.

During the year ended December 31, 2018, 2017 and 2016, 91,713, 68,446 and 24,660 shares of the Company's restricted common stock were issued to directors, employees and advisors respectively.

As previously disclosed on a Current Report on Form 8-K filed on June 1, 2017, the Company authorized a share repurchase program (the “2017 Share Repurchase Program”), pursuant to which the Company may, from time to time, purchase shares of its common stock for an aggregate purchase price not to exceed $10 million under which approximately $6.52 million in shares of common stock were repurchased. On October 10, 2018, the Company commenced a share repurchase program (the “2018 Share Repurchase Program”), pursuant to which the Company may, from time to time, purchase shares of its common stock for an aggregate purchase price not to exceed approximately $8.48 million.  It is contemplated that total shares to be repurchased under the 2017 and 2018 Share Repurchase Programs shall not exceed $15 million in the aggregate.

For the year ended December 31, 2018, the Company repurchased 574,705 shares of its common stock with the total cost of $9,975,737. Details are as follows:

	Total number of shares purchased	Average price paid per share

Treasury stock as of December 31, 2017	426,794	$9.32
Repurchased from January 1, 2018 to March 31, 2018	37,462	$19.10
Repurchased from April 1, 2018 to June 30, 2018	96,512	$18.86
Repurchased from July 1, 2018 to September 30, 2018	-	$-
Repurchased from October 1, 2018 to December 31, 2018	440,731	$16.88

Treasury stock as of December 31, 2018	1,001,499	$13.93

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Operating lease commitments

The future minimum lease payment due under the executed operating lease agreements as of December 31, 2018 was presented in Note 9 to the consolidated financial statements.

Capital commitments

As of December 31, 2018, the capital commitments of the Company are summarized as follows:

December 31, 2018

Contracts for acquisition of plant and equipment being or to be executed	$1,318,440

NOTE 13 – STOCK BASED COMPENSATION

Our stock-based compensation arrangements include grants of stock options and restricted stock awards under the Stock Option Plan (the “2009 Plan”,“2011 Plan”, “2013 Plan” and the “2014 Plan”), and certain awards granted outside of these plans. The compensation cost that has been charged against income related to stock options (including shares issued for services and expense true-ups and reversals described in Note 11) for the year ended December 31, 2018, 2017 and 2016 was $3,184,425, $4,512,192 and $4,742,920, respectively. The compensation cost that has been charged against income related to restrict stock awards for the year ended December 31, 2018, 2017 and 2016 was $1,642,320, $833,019 and $709,497, respectively.

These expenses are included in overhead, general and administrative expense, selling and marketing expense as well as research and development expenses in our Consolidated Statements of Operations.

As of December 31, 2018, there was $4,215,079 all unrecognized compensation cost related to an aggregate of 492,340 of non-vested stock option awards and $2,904,245 related to an aggregate of 227,951 of non-vested restricted stock awards.  Restricted stock awards under long-term incentive plan is not accounted for as attendant could chose to surrender part of the restricted stock awards for individual income tax payment purpose. These costs are expected to be recognized over a weighted-average period of 1.66 years for the stock options awards and 1.35 years for the restricted stock awards.

During the year ended December 31, 2018, the Company issued an aggregate of 244,682 options under the 2011 Plan, 2013 Plan and 2014 Plan to officers, directors, employees and advisors. The grant date fair value of these options was $3,528,715 using Black-Scholes option valuation models with the following assumptions: grant date strike price from $14.5 to $23.55, volatility 65.15% to 206.42%, expected life 6.0 years, and risk-free rate of 2.33% to 3.11%. The Company is expensing these options on a straight-line basis over the requisite service period.

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

The following table summarizes stock option activity as of December 31, 2018 and 2017 and for the year ended December 31, 2018:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Outstanding at December 31, 2016	1,607,815	$12.59	7.3	$6,355,072
Grants	547,793	11.34
Forfeitures	(206,019)	20.68
Exercises	(57,400)	5.37

Outstanding at December 31, 2017	1,892,189	$11.54	7.0	$4,909,194
Grants	244,682	18.68
Forfeitures	(72,076)	13.95
Exercises	(235,929)	7.01
Outstanding at December 31, 2018	1,828,866	$12.41	6.5	$11,496,058

Vested and exercisable at December 31, 2018	1,336,526	$11.32	5.7	$10,018,369

Exercise	Number of Options
Price	Outstanding	Exercisable

$3.00 - $4.95	185,547	185,547
$5.00 - $9.19	464,464	429,592
$9.20 - $15.00	522,865	325,911
$15.01 - $20.00	493,490	262,976
$20.10+	162,500	132,500
	1,828,866	1,336,526

The aggregate intrinsic value for stock options outstanding is defined as the positive difference between the fair market value of our common stock and the exercise price of the stock options.

Cash received from option exercises under all share-based payment arrangements for the year ended December 31, 2018, 2017 and 2016 was $2,738,866, $308,371 and $885,680, respectively.

NOTE 14 – NET LOSS PER SHARE

Basic and diluted net loss per common share is computed on the basis of our weighted average number of common shares outstanding, as determined by using the calculations outlined below:

	For the Year Ended
	December 31,
	2018	2017	2016

Net loss	$(38,945,492)	$(25,490,310)	$(28,208,376)

Weighted average shares of common stock	17,741,104	14,345,604	13,507,408
Dilutive effect of stock options	-	-	-
Restricted stock vested not issued	-	-	-
Common stock and common stock equivalents	17,741,104	14,345,604	13,507,408

Net loss per basic and diluted share	$(2.20)	$(1.78)	$(2.09)

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

The Company considers all available evidence to determine whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become realizable. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carry-forward periods), and projected taxable income in assessing the realizability of deferred tax assets. In making such judgments, significant weight is given to evidence that can be objectively verified. Based on all available evidence, in particular our three-year historical cumulative losses, recent operating losses and U.S. pre-tax loss for the year ended December 31, 2018, we recorded a valuation allowance against our U.S. net deferred tax assets. In order to fully realize the U.S. deferred tax assets, we will need to generate sufficient taxable income in future periods before the expiration of the deferred tax assets governed by the tax code.

The following represent components of the income tax (expense) credit for the year ended December 31, 2018, 2017 and 2016:

	For the Year Ended
	December 31,
	2018	2017	2016
Current:
US federal	$-	$-	$-
US state	(2,475)	(2,450)	(4,093)
Foreign	(2,479)	-	-
Total current tax credit (expense)	$(4,954)	$(2,450)	$(4,093)
Deferred:
Federal	$-	$-	$-
State	-	-	-
Foreign	-	-	-
Total deferred tax expense	$-	$-	$-
Total income tax credit (expense)	$(4,954)	$(2,450)	$(4,093)

Tax effects of temporary differences that give rise to significant portions of the Company's deferred tax assets at December 31, 2018 and 2017 are presented below:

	December 31,	December 31,
	2018	2017
Deferred tax assets:
Net operating loss carry forwards (offshore)	$10,124,478	$5,448,339
Net operating loss carry forwards (US)	5,670,678	3,864,824
Accruals (offshore)	429,013	588,277
Accrued compensation (US)	128,207	83,071
Stock-based compensation (US)	3,665,226	2,315,801
Investments (US)	2,363,843	1,893,532
Credits (US)	395,112	217,329
Property and equipment	(19,675)	123
Goodwill & intangibles	827,994	49,653
Subtotal	23,584,876	14,460,949
Less: valuation allowance	(23,584,876)	(14,460,949)
Total deferred tax assets	-	-

Deferred tax liabilities:
Property and equipment	-	-

Subtotal	-	-

Net deferred tax asset	$-	$-

In each period since inception, the Company has recorded a valuation allowance for the full amount of net deferred tax assets, as the realization of deferred tax assets is uncertain. As a result, the Company has not recorded any federal or state income tax benefit in the consolidated statements of operations and comprehensive income (loss).

On December 22, 2017, US President signed tax reform bill (Tax Cut and Jobs Act (H.R.1)) and reduced top corporate tax rate from 35% to 21% effective from January 1, 2018. Pursuant to this new Act, non-operating loss carry back period is eliminated and an indefinite carry forward period is permitted. As of December 31, 2018, the Company had net operating loss carryforwards of $22.8 million for U.S federal purposes, $17.2 million for U.S. state purposes.

The Company's effective tax rate differs from statutory rates of 21% for U.S. federal income tax purposes, 15% ~ 25% for Chinese income tax purpose and 16.5% for Hong Kong income tax purposes due to the effects of the valuation allowance and certain permanent differences as it pertains to book-tax differences in the value of client shares received for services.

Pursuant to the Corporate Income Tax Law of the PRC, all of the Company’s PRC subsidiaries are liable to PRC Corporate Income Taxes (“CIT”) at a rate of 25% except for CBMG Shanghai, SH SBM and AG.

According to Guoshuihan 2009 No. 203, if an entity is certified as an “advanced and new technology enterprise”, it is entitled to a preferential income tax rate of 15%. CBMG Shanghai obtained the certificate of “advanced and new technology enterprise” dated October 30, 2015 with an effective period of three years and the provision for PRC corporate income tax for CBMG Shanghai is calculated by applying the income tax rate of 15% from 2015. CBMG Shanghai re-applied and SH SBM applied for the certificate of “advanced and new technology enterprise” in 2018. Both of them received preliminary approval in November 2018 and are now in the public announcement period. Final approval will be obtained if there is no objection raised during the public announcement period. On August 23, 2018, State Administration of Taxation (“SAT”) issued a Bulletin on Enterprise Income Tax Issues Related to the Extension of Loss Carry-forward Period for Advanced and New Technology Enterprises and Small and Medium-sized Technology Enterprises (“Bulletin 45”). According to the Bulletin 45, an enterprise that obtains the two type of qualification in 2018, is allowed to carry forward all its prior year loss incurred between 2013 and 2017 to up to ten years instead of five years. Same for the enterprise obtains the qualification after 2018. AG was certified as a “small and micro enterprise” in its 2017 annual tax filing and enjoys the preferential income tax rate of 20%. AG’s eligibility for the reduced tax rate will need to be verified annually.

As of December 31, 2018, the Company had net operating loss carryforwards of $16.8 million and $16.3 million for Chinese income tax purposes, which are set to expire in 2023 and 2028 for Chinese income tax purposes, respectively. All deferred income tax expense is offset by changes in the valuation allowance pertaining to the Company's existing net operating loss carryforwards due to the unpredictability of future profit streams prior to the expiration of the tax losses.

Income tax expense for year ended December 31, 2018, 2017 and 2016 differed from the amounts computed by applying the statutory federal income tax rate of 21%/35% to pretax income (loss) as a result of the following:

	For the Year Ended	For the Year Ended	For the Year Ended
	December 31, 2018	December 31, 2017	December 31, 2016
Effective Tax Rate Reconciliation
Income tax provision at statutory rate	21%	35%	35%
State income taxes, net of federal benefit	0%	0%	0%
Rate deduction	(3)%	(20)%	0%
Foreign rate differential	0%	(13)%	(9)%
Other permanent difference	(1)%	(2)%	(2)%
Change in valuation allowance	(17)%	0%	(24)%

Total tax credit (expense)	0%	0%	0%

NOTE 16 – COLLABORATION AGREEMENT

Part of AG’s business includes a collaboration agreement to establish and operate a biologic treatment center in the Jilin province of China.  Under the terms of the Collaboration Agreement dated December 10, 2012 and its supplementary agreement dated July 19, 2014 (the “Collaboration Agreement”), AG’s collaborative partner (the “Partner”) funded the development of the center and provides certain ongoing services.  In exchange, the Partner receives preferred repayment of all funds that were invested in the development, 60% of the net profits until all of the invested funds are repaid, and 40% of the net profits thereafter, and the rights to the physical assets at the conclusion of the agreement.  We accounted for this transaction in accordance with ASC 808 Collaborative Arrangements and have reflected all assets and liabilities of the treatment center.  With our recent build-up of multiple cancer therapeutic technologies, we have prioritized our clinical efforts on developing CAR-T technologies, and not actively pursuing the fragmented technical services opportunities.

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

NOTE 18 – COMPARATIVE FIGURES

Lease deposits of $690,870 might be recovered over one year considering the lease term, the Company reclassified it from other receivables to other long-term assets. Comparative figures of $732,098 have been reclassified to conform with the current period’s presentation to facilitate comparison.

NOTE 19 – SUBSEQUENT EVENTS

On January 17, 2019, the Company was approved to conduct a Phase II clinical trial in China for its AlloJoin® Therapy for Knee Osteoarthritis (KOA).

On January 19, 2019, SH SBM entered into a credit agreement (the “Credit Agreement”) with China Merchants Bank, Shanghai Branch (the “Merchants Bank”). Pursuant to the Credit Agreement, the Merchants Bank agreed to extend credit of up to RMB 100 million (approximately $14.7 million) to SH SBM via revolving and/or one-time credit lines. The types of credit available under the Credit Agreement, include, but not limited to, working capital loans, trade financing, commercial draft acceptance, letters of guarantee and derivative transactions. The credit period under the Credit Agreement runs until December 30, 2019. As of February 15, 2019, around $3.6 million had been drawn down under the Credit Agreement.

Pursuant to the Credit Agreement, SH SBM will enter into a supplemental agreement with the Merchants Bank prior to the applicable drawdown that will set forth the terms of each borrowing thereunder (except for working capital loans), including principal, interest rate, term of loan and use of borrowing proceeds. With regard to working capital loans to be provided pursuant to the Credit Agreement, SH SBM shall submit a withdrawal application that includes the principal amount needed, purposes of the loan and a proposed quarterly interest rate and term of the loan for the Merchants Bank’s review and approval. The terms approved by the bank will govern such working capital loans. The bank has the right to adjust the interest rate for working capital loans from time to time based on changes in national policy, changes in interest rate published by the People’s Bank of China, credit market conditions and the bank’s credit policies. Upon SH SBM’s non-compliance with the agreed use of loan proceeds, the interest rate for the amount of loan proceeds improperly used will be the original rate plus 100% starting on the first day of such use. If SH SBM fails to pay a working capital loan on time, an extra 50% interest will be charged on the outstanding balances starting on the first day of such default.

Pursuant to a pledge agreement which became enforceable upon execution of the Credit Agreement, Cellular Biomedicine Group Ltd. (HK), a wholly owned subsidiary of the Company (“CBMG HK”), provided a guarantee of SH SBM’s obligations under the Credit Agreement. In connection with such guarantee, CBMG HK deposited $17,000,000 into its account at the Merchants Bank for a 12-month period starting January 7, 2019 and also granted the Merchants Bank a security interest in the cash deposited.

On February 14, 2019, the Company exercised its option to license AFP TCR-T from Augusta University for an undisclosed license fee. Augusta University is entitled to certain low single digit royalty upon commercialization of the AFP TCR-T therapy.

NOTE 20 – UNAUDITED QUARTERLY FINANCIAL INFORMATION

	Year ended December 31, 2018
	Q4	Q3	Q2	Q1	Total

Selected Income Statement Data:
Net sales and revenue	$25,698	$70,431	$77,313	$50,961	$224,403
Gross Profit	4,113	32,948	22,920	28,661	88,642
Net loss	(8,519,229)	(12,743,764)	(9,186,076)	(8,496,423)	(38,945,492)
Net loss per share :
Basic and diluted	(0.45)	(0.72)	(0.53)	(0.51)	(2.20)

	Year ended December 31, 2017
	Q4	Q3	Q2	Q1	Total

Selected Income Statement Data:
Net sales and revenue	$68,691	$106,787	$62,914	$98,425	$336,817
Gross Profit	37,266	51,493	24,817	61,023	174,599
Net loss	(6,922,585)	(6,202,214)	(6,203,518)	(6,161,993)	(25,490,310)
Net loss per share :
Basic and diluted	(0.48)	(0.43)	(0.43)	(0.43)	(1.78)