Form 10-Q
period 2019-06-30
Cellular Biomedicine Group, Inc.
filed 2019-08-06
CIK 1378624

  UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

OR

☐
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-36498

CELLULAR BIOMEDICINE GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware	86-1032927
State of Incorporation	IRS Employer Identification No.

1345 Avenue of Americas, 15th Floor
New York, New York 10105
 (Address of principal executive offices)

 (347) 905 5663
(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001	CBMG	The Nasdaq Global Select Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period than the registrant was required to submit such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definition of “accelerated filer,” and “large accelerated filer”, “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 1, 2019, there were 20,308,164 and 19,252,665 shares of common stock, par value $.001 per share, issued and outstanding, respectively.

PART I – FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (Unaudited)

  CELLULAR BIOMEDICINE GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
AS OF JUNE 30, 2019 AND DECEMBER 31, 2018

	June 30,	December 31,
	2019	2018

Assets
Cash and cash equivalents	$39,713,746	$52,812,880
Restricted cash	17,000,000	-
Accounts receivable, less allowance for doubtful accounts of nil and $94,868 as of June 30, 2019 and December 31, 2018, respectively	-	787
Other receivables	440,847	101,909
Prepaid expenses	2,262,527	1,692,135
Total current assets	59,417,120	54,607,711

Investments	240,000	240,000
Property, plant and equipment, net	19,992,728	15,193,761
Right of use	15,203,003	15,938,203
Goodwill	7,678,789	7,678,789
Intangibles, net	7,868,803	7,970,692
Long-term prepaid expenses and other assets	7,286,803	5,952,193
Total assets (1)	$117,687,246	$107,581,349

Liabilities and Stockholders' Equity

Liabilities:
Short-term debt	$14,546,035	$-
Accounts payable	1,351,930	422,752
Accrued expenses	1,058,273	1,878,926
Taxes payable	28,950	28,950
Other current liabilities	5,186,335	5,710,578
Total current liabilities	22,171,523	8,041,206

Other non-current liabilities	13,338,721	14,321,751
Total liabilities (1)	35,510,244	22,362,957

Commitments and Contingencies (note 12)

Stockholders' equity:
Preferred stock, par value $.001, 50,000,000 shares authorized; none issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	-	-
Common stock, par value $.001, 300,000,000 shares authorized; 20,301,425 and 19,120,781 issued; and 19,245,926 and 18,119,282 outstanding, as of June 30, 2019 and December 31, 2018, respectively	20,301	19,121
Treasury stock at cost; 1,055,499 and 1,001,499 shares of common stock as of June 30, 2019 and December 31, 2018, respectively	(14,992,694)	(13,953,666)
Additional paid in capital	270,033,960	250,604,618
Accumulated deficit	(171,415,974)	(149,982,489)
Accumulated other comprehensive loss	(1,468,591)	(1,469,192)
Total stockholders' equity	82,177,002	85,218,392

Total liabilities and stockholders' equity	$117,687,246	$107,581,349
   _______________
(1)
The Company’s consolidated assets as of June 30, 2019 and December 31, 2018 included $44,532,828 and $40,254,691, respectively, of assets of variable interest entities, or VIEs, that can only be used to settle obligations of the VIEs. Each of the following amounts represent the balances as of June 30, 2019 and December 31, 2018, respectively. These assets include cash and cash equivalents of $861,817 and $2,376,974; other receivables of $70,097 and $61,722; prepaid expenses of $2,164,997 and $1,497,072; property, plant and equipment, net, of $19,335,743 and $14,280,949; right of use of $14,721,084 and $15,431,554; intangibles of $1,307,398 and $1,412,375; and long-term prepaid expenses and other assets of $6,071,692 and $5,194,045. The Company’s consolidated liabilities as of June 30, 2019 and December 31, 2018 included $33,421,139 and $20,548,793, respectively, of liabilities of the VIEs whose creditors have no recourse to the Company. These liabilities include short-term debt of $14,546,035 and nil; accounts payable of $1,318,249 and $359,980; other payables of $3,917,065 and $4,937,541; payroll accrual of $718,740 and $1,367,658, which mainly includes bonus accrual of $714,505 and $1,358,709; deferred income of nil and $6,280; and other non-current liabilities of $12,921,050 and $13,877,334. See further description in Note 3, Variable Interest Entities.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CELLULAR BIOMEDICINE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018

Net sales and revenue	$-	$77,313	$49,265	$128,274

Operating expenses:
Cost of sales	-	54,393	8,087	76,693
General and administrative	3,180,709	3,121,695	6,628,443	6,310,492
Selling and marketing	41,252	92,880	83,512	167,465
Research and development	9,062,526	6,166,556	15,030,622	11,440,507
Impairment of long-term investments	-	29,424	-	29,424
Total operating expenses	12,284,487	9,464,948	21,750,664	18,024,581
Operating loss	(12,284,487)	(9,387,635)	(21,701,399)	(17,896,307)

Other income :
Interest income, net	182,017	116,835	279,051	122,284
Other income (expense), net	7,123	84,724	(7,387)	93,924
Total other income	189,140	201,559	271,664	216,208
Loss before taxes	(12,095,347)	(9,186,076)	(21,429,735)	(17,680,099)

Income taxes provision	(1,350)	-	(3,750)	(2,400)
Net loss	$(12,096,697)	$(9,186,076)	$(21,433,485)	$(17,682,499)
Other comprehensive income (loss):
Cumulative translation adjustment	(395,525)	(1,120,722)	601	(302,361)
Total other comprehensive income (loss):	(395,525)	(1,120,722)	601	(302,361)
Comprehensive loss	$(12,492,222)	$(10,306,798)	$(21,432,884)	$(17,984,860)

Net loss per share :
Basic and diluted	$(0.63)	$(0.53)	$(1.15)	$(1.03)
Weighted average common shares outstanding:
Basic and diluted	19,223,113	17,487,184	18,690,729	17,116,944

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CELLULAR BIOMEDICINE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2019 AND 2018

	For the Six Months Ended
	June 30,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(21,433,485)	$(17,682,499)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	2,659,038	2,486,145
Loss on disposal of assets	92,487	2,721
Stock based compensation expense	2,113,535	2,477,614
Other than temporary impairment on long-term investments	-	29,424
Interest expense	158,430	-
Interest from pledged bank deposits	(317,696)	-
Changes in operating assets and liabilities:
Accounts receivable	785	66,451
Other receivables	(19,821)	20,006
Prepaid expenses	(572,978)	(579,479)
Long-term prepaid expenses and other assets	(978,505)	(649,262)
Accounts payable	333,463	114,249
Accrued expenses	(818,327)	(9,892)
Deferred income	-	(4,515)
Other current liabilities	205,632	166,870
Other non-current liabilities	(74,105)	(93,732)
Net cash used in operating activities	(18,651,547)	(13,655,899)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from disposal of assets	359	-
Putting six-month deposits with the banks	-	(10,000,000)
Purchases of intangibles	(752,449)	(34,172)
Purchases of assets	(7,468,850)	(2,167,527)
Net cash used in investing activities	(8,220,940)	(12,201,699)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from the issuance of common stock	17,166,199	30,506,521
Proceeds from exercise of stock options	150,788	1,165,763
Proceeds from short-term debt	14,546,035	-
Interest paid	(145,159)	-
Repurchase of treasury stock	(1,039,028)	(2,536,064)
Net cash provided by financing activities	30,678,835	29,136,220

EFFECT OF EXCHANGE RATE CHANGES ON CASH	94,518	(61,177)

INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	3,900,866	3,217,445
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	52,812,880	21,568,422
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$56,713,746	$24,785,867

SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for income taxes	$3,750	$2,400

	June 30,	June 30,
	2019	2018
Reconciliation of cash, cash equivalents and restricted cash in condensed consolidated statements of cash flows:
Restricted cash	$17,000,000	$-
Cash and cash equivalents	39,713,746	24,785,867

Cash, cash equivalents and restricted cash	$56,713,746	$24,785,867

 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CELLULAR BIOMEDICINE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(UNAUDITED)
FOR THE THREE MONTHS ENDED JUNE 30, 2019 AND 2018

									Accumulated Other
	Common Stock		Preferred Stock		Treasury Stock		Additional	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Paid in Capital	Deficit	Income (Loss)	Total
Balance at March 31, 2019	20,182,654	$20,183	-	$-	(1,055,499)	$(14,992,694)	$267,875,883	$(159,319,277)	$(1,073,066)	$92,511,029

Common stock issued with public offering	77,549	78	-	-	-	-	1,127,617	-	-	1,127,695
Restricted stock grants	37,467	37	-	-	-	-	402,264	-	-	402,301
Accrual of stock options	-	-	-	-	-	-	586,672	-	-	586,672
Exercise of stock options	3,755	3	-	-	-	-	41,524	-	-	41,527
Treasury stock purchase	-	-	-	-	-	-	-	-	-	-
Foreign currency translation	-	-	-	-	-	-	-	-	(395,525)	(395,525)
Net loss	-	-	-	-	-	-	-	(12,096,697)	-	(12,096,697)

Balance at June 30, 2019	20,301,425	$20,301	-	$-	(1,055,499)	$(14,992,694)	$270,033,960	$(171,415,974)	$(1,468,591)	$82,177,002

									Accumulated Other
	Common Stock		Preferred Stock		Treasury Stock		Additional	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Paid in Capital	Deficit	Income (Loss)	Total
Balance at March 31, 2018	17,453,623	$17,454	-	$-	(464,256)	$(4,693,597)	$205,102,775	$(119,533,420)	$428,858	$81,322,070

Common stock issued with PPM	-	-	-	-	-	-	(2,149)	-	-	(2,149)
Restricted stock grants	19,771	20	-	-	-	-	451,550	-	-	451,570
Accrual of stock options	-	-	-	-	-	-	891,163	-	-	891,163
Exercise of stock options	29,844	29	-	-	-	-	396,011	-	-	396,040
Treasury stock purchase	-	-	-	-	(96,512)	(1,820,396)	-	-	-	(1,820,396)
Foreign currency translation	-	-	-	-	-	-	-	-	(1,120,722)	(1,120,722)
Net loss	-	-	-	-	-	-	-	(9,186,076)	-	(9,186,076)

Balance at June 30, 2018	17,503,238	$17,503	-	$-	(560,768)	$(6,513,993)	$206,839,350	$(128,719,496)	$(691,864)	$70,931,500

 Note: No dividend was declared for the three months ended June 30, 2019 and 2018.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CELLULAR BIOMEDICINE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2019 AND 2018

									Accumulated Other
	Common Stock		Preferred Stock		Treasury Stock		Additional	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Paid in Capital	Deficit	Income (Loss)	Total
Balance at December 31, 2018	19,120,781	$19,121	-	$-	(1,001,499)	$(13,953,666)	$250,604,618	$(149,982,489)	$(1,469,192)	$85,218,392

Common stock issued with public offering	1,106,961	1,107	-	-	-	-	17,165,092	-	-	17,166,199
Restricted stock grants	57,520	57	-	-	-	-	744,183	-	-	744,240
Accrual of stock options	-	-	-	-	-	-	1,369,295	-	-	1,369,295
Exercise of stock options	16,163	16	-	-	-	-	150,772	-	-	150,788
Treasury stock purchase	-	-	-	-	(54,000)	(1,039,028)	-	-	-	(1,039,028)
Foreign currency translation	-	-	-	-	-	-	-	-	601	601
Net loss	-	-	-	-	-	-	-	(21,433,485)	-	(21,433,485)

Balance at June 30, 2019	20,301,425	$20,301	-	$-	(1,055,499)	$(14,992,694)	$270,033,960	$(171,415,974)	$(1,468,591)	$82,177,002

									Accumulated Other
	Common Stock		Preferred Stock		Treasury Stock		Additional	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Paid in Capital	Deficit	Income (Loss)	Total
Balance at December 31, 2017	15,615,558	$15,616	-	$-	(426,794)	$(3,977,929)	$172,691,339	$(111,036,997)	$(389,503)	$57,302,526

Common stock issued with PPM	1,719,324	1,719	-	-	-	-	30,504,802	-	-	30,506,521
Restricted stock grants	36,082	36	-	-	-	-	881,872	-	-	881,908
Accrual of stock options	-	-	-	-	-	-	1,595,706	-	-	1,595,706
Exercise of stock options	132,274	132	-	-	-	-	1,165,631	-	-	1,165,763
Treasury stock purchase	-	-	-	-	(133,974)	(2,536,064)	-	-	-	(2,536,064)
Foreign currency translation	-	-	-	-	-	-	-	-	(302,361)	(302,361)
Net loss	-	-	-	-	-	-	-	(17,682,499)	-	(17,682,499)

Balance at June 30, 2018	17,503,238	$17,503	-	$-	(560,768)	$(6,513,993)	$206,839,350	$(128,719,496)	$(691,864)	$70,931,500

 Note: No dividend was declared for the six months ended June 30, 2019 and 2018.

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

Overview

We are a clinical-stage biopharmaceutical company committed to using our proprietary cell-based technologies to develop immunotherapies for the treatment of cancer and stem cell therapies for the treatment of degenerative diseases. We view ourselves as a leader in cell therapy industry through our diverse, multi-target, broad pipeline ranging from immune-oncology, featuring CAR-T, TCR-T and TIL to regenerative medicine. Our focus is to bring our products to market and reduce the manufacturing cycle time, the aggregate cost and ensure quality products of cell therapies. We provide comprehensive and integrated research and manufacturing services throughout the discovery, development and manufacturing spectrum for cell-based technologies. We have two major components to our global strategy. Firstly, we intend on developing our own internal pipeline, focusing on immune cell therapy, regenerative medicine, as well as other innovative biotechnology modalities that can leverage our infrastructure, human capital and intellectual property. Secondly, we plan to partner with leading companies to monetize our innovative technologies outside of China and may also seek to bring their technologies to the China market.

Our end-to-end platform enables discovery, development and manufacturing of cell-based therapies from concept to commercial manufacturing in a cost-efficient manner. The manufacturing and delivery of cell therapies involve complex, integrated processes, comprised of harvesting T cells from patients, T cell isolation, activation, viral vector transduction and GMP grade purification. Our in-house cell therapy manufacturing is comprised of semi-automated, fully closed system and high quality plasmid, serum-free reagents as well as viral vector for our immune-oncology products. Because we are vertically integrated we are able to reduce the aggregate cost of cell therapies. We plan to build out our manufacturing capacity to scale for commercial supply at an economical cost. We hone our manufacturing process in our GMP facilities in China to address cycle time reduction, improved quality assurance and control, efficiency and our therapies’ efficacy.

Our technology includes two major cell platforms:

A.
Immune cell therapy for treatment of a broad range of cancer indications.
a.
 Hematological Cancer
i.
Chimeric Antigen Receptor modified T cells (CAR-T); and
b.
Solid Tumors
i.
T cells with genetic modified, tumor antigen-specific T-cell receptors (TCRs); and
ii.
Next generation neoantigen-reactive, bio-marker based tumor infiltrating lymphocytes (TILs).

B.
Regenerative Medicines using human adipose-derived mesenchymal progenitor cells (haMPC) for treatment of joint diseases.
a.
Allogeneic haMPC on Knee Osteoarthritis; and
b.
Autologous haMPC on Knee Osteoarthritis.

Our primary target market is China, where we believe that our cell-based therapies will be able to help patients with high unmet medical needs. For hematological cancer we:

●
Have initiated patient recruitment in China for our Phase I clinical trial of our B cell maturation antigen, or anti-BCMA, CAR-T therapy for the treatment of multiple myeloma. We have submitted our pre-IND meeting application with the NMPA and are waiting for feedback.
●
Have initiated patient recruitment in China for our Phase 1 investigator initiated clinical trial of anti-CD20 Chimeric Antigen Receptor T-Cell (“CAR-T”) targeting anti-CD19 treated, relapsed diffuse large B-cell lymphoma (“DLBCL”) and small B-cell lymphoma patients.
●
Plan to initiate first-in-human non-Hodgkin lymphoma clinical trials in China for our CD19 and CD20 bi-specific CAR by the fourth quarter of 2019.
For solid tumors we plan to initiate first-in-human:
●
Hepatocellular carcinoma (“HCC”) TCR clinical trials in China within a year; and
●
Non-small cell lung cancer (“NSCLC”) TIL clinical trials in the U.S. within a year.

On the regenerative medicine development we have been approved by the National Medical Products Administration, or NMPA, in China to initiate a Phase II clinical trial of AlloJoin®, our allogenic haMPC therapy for the treatment of knee osteoarthritis, which represents the first stem cell drug application approved by the NMPA for a Phase II clinical trial in knee osteoarthritis since the NMPA clarified its cell therapy regulations in December 2017. Using data from our Phase IIb clinical studies before the NMPA clarified its cell therapy regulations, we have submitted our IND application with the NMPA for our autologous knee osteoarthritis and are awaiting feedback.

When and if the data of our China based, immuno-oncology clinical trials proves to be positive, our intentions are to submit Investigational New Drug (IND) applications with the United States Food and Drug Administration (FDA) in order to conduct clinical trials in the United States.

In addition to our own internal clinical pipelines, we have formed, and plan to continue to seek, partnerships with other cell therapy focused companies as it pertains to building out their technology in the Chinese market. Our comprehensive capabilities have attracted global pharmaceutical companies seeking to improve the efficiency of their drug development. We believe that we are positioned to capture opportunities from the rapid expansion of global pharmaceutical companies by leveraging our focus on cell manufacturing process improvement, which offers the benefits of improving product quality and creates cost savings. Positioned at the forefront of science, we believe our established clinical network in China will enable us to collaborate with those firms as they enter the Chinese market, develop in-house capabilities and infrastructure, and improve efficiency throughout the drug development process.

In September 2018, we executed a License and Collaboration Agreement (hereinafter “Novartis LCA”) with Novartis to manufacture and supply their FDA-approved CAR-T cell therapy product Kymriah® in China. Pursuant to the Novartis LCA agreement, we also granted Novartis a worldwide license to certain of our CAR-T intellectual property for the development, manufacturing and commercialization of CAR-T products. We are entitled to an escalating single digit percentage royalty of Kymriah®’s net sales in China. CBMG is responsible for the costs of bi-directional technology transfers between the two companies. We will receive collaboration payments equal to a single-digit escalating percentage of net sales of Kymriah® in China, subject to certain caps set forth under the Novartis LCA, for sales in diffuse large B-cell lymphoma and pediatric acute lymphoblastic leukemia indications and up to a maximum amount to be agreed upon for sales in other indications. We are also obligated to assist Novartis with the development of Kymriah® in China as Novartis may request and is responsible for a certain percentage of the total development costs for development of Kymriah® in China for indications other than diffuse large B-cell lymphoma and pediatric acute lymphoblastic leukemia indications.

On October 2, 2018, we partnered with the National Cancer Institute (“NCI”) by entering into a non-exclusive license agreement (the “License Agreement”) for 10 patents, pursuant to which we acquired rights to the worldwide development, manufacture and commercialization of autologous, tumor-reactive lymphocyte adoptive cell therapy products, isolated from tumor infiltrating lymphocytes for the treatment of non-small cell lung, stomach, esophagus, colorectal, and head and neck cancer(s) in humans. We agreed to pay certain license fees for such right, including (i) an initial upfront cash payment; (ii) a de minimus non-refundable annual royalty that may be credited against any earned royalties due from net sales; (iii) a small single-digit percentage of net sales of the licensed products, payable on a semi-annual basis, which may be adjusted downward in the event that the Company must pay a license fee to a third party; (iv) an additional small single-digit sublicense fee on the fair market value of any consideration received for granting a sublicense; and (v) milestone payment component tied to certain clinical and commercial developments. We have an unilateral right to terminate the License Agreement. The NCI has the right to terminate the License Agreement if CBMG (i) commits material breach; (ii) fails to use commercially reasonable effort in developing the licensed products or processes; (iii) fails to achieve certain performance benchmarks; (iv) willfully makes a false statement; (v) is not keeping licensed products or processes reasonably available to the public after commercial use; (vi) cannot reasonably satisfy unmet health and safety needs; or (vii) cannot meet certain requirements by federal regulations. The agreement became effective upon execution by both parties and will expire upon the expiration of the last to expire of patent rights licensed pursuant thereto. Other than an initial upfront payment and a de minimus annual royalty payment, the Company has not paid any royalty under the License Agreement as of the date of this report.

In order to expedite fulfillment of patient treatment, we have been actively developing technologies and products with strong intellectual property protection. CBMG’s world-wide exclusive license to the T Cell patent rights owned by the Augusta University provides an opportunity to expand the application of CBMG’s cancer therapy-enabling technologies and to initiate clinical trials with leading cancer hospitals.  On February 14, 2019, Augusta University granted us an exclusive, world-wide license with sublicense rights to its the patent rights to Human Alpha Fetoprotein-Specific T Cell Receptors. In consideration for the license granted, the Company agreed to pay the university a one-time, non-refundable, non-creditable license fee within 30 days of execution of the license agreement and a single digit percent of running royalty on net sales of the licensed products . The Company also agreed to (a) use its commercially reasonable efforts to develop and conduct such research, development and validation studies as necessary or desirable to obtain all regulatory approvals to manufacture and market the licensed products in at least one country in certain major markets listed in the license agreement, and (b) upon receipt of such approvals, to use commercially reasonable efforts to market, each licensed product in such country. The Company, at its sole expense, has the obligation to fund the costs of all research, development, preclinical and clinical trials, regulatory approval and commercialization of the licensed products. The license agreement will expire upon the termination of the Company’s obligation to pay royalty pursuant to the terms thereof. Upon expiration of the term, the license granted the Company will survive the expiration of the Agreement, and convert to a perpetual, fully paid up license. The Company may terminate the agreement, in its sole discretion, upon thirty (30) days prior written notice to Augusta University and either party may terminate the agreement upon or after the breach of a material provision of the agreement that is not cured within 45 days after notice thereof by the non-breaching party. The Company has not paid any remaining royalty since there have not been any sales of Licensed products as of the date of this report.

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

NOTE 2 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”) for reporting on Form 10-Q. Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements herein. The unaudited Condensed Consolidated Financial Statements herein should be read in conjunction with the historical consolidated financial statements of the Company for the years ended December 31, 2018 included in our Annual Report on Form 10-K for the year ended December 31, 2018. Operating results for the three and six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.

Principles of Consolidation

Our unaudited condensed consolidated financial statements reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of our financial position and results of operations. Such adjustments are of a normal recurring nature, unless otherwise noted. The balance sheet as of June 30, 2019 and the results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of the results to be expected for any future period.

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

Investment

Equity investments with or without readily determinable fair values are measured at fair value with changes in the fair value recognized through other income (expense), net.

Recent Accounting Pronouncements

Accounting pronouncements adopted during the six months ended June 30, 2019

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

Accounting pronouncements not yet effective to adopt

In August 2018, the FASB issued Accounting Standards Update (“ASU”) No. 2018-13, Fair Value Measurement (Topic 820), which eliminates, adds and modifies certain disclosure requirements for fair value measurements. The modified standard eliminates the requirement to disclose changes in unrealized gains and losses included in earnings for recurring Level 3 fair value measurements and requires changes in unrealized gains and losses be included in other comprehensive income for recurring Level 3 fair value measurements of instruments. The standard also requires the disclosure of the range and weighted average used to develop significant unobservable inputs and how weighted average is calculated for recurring and nonrecurring Level 3 fair value measurements. The amendment is effective for fiscal years beginning after December 15, 2019 and interim periods within that fiscal year with early adoption permitted. We do not expect the standard to have a material impact on our consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment” (“ASU 2017-04”), which removes Step 2 from the goodwill impairment test. An entity will apply a one-step quantitative test and record the amount of goodwill impairment as the excess of a reporting unit's carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The new guidance does not amend the optional qualitative assessment of goodwill impairment. Public business entity that is a U.S. Securitiesand Exchange Commission filer should adopt the amendments in this ASU for its annual or any interim goodwill impairment test in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We are currently evaluating the impact of the adoption of ASU 2017-04 on our consolidated financial statements.

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

NOTE 3 – VARIABLE INTEREST ENTITIES

VIEs are those entities in which a company, through contractual arrangements, bears the risk of, and enjoys the rewards normally associated with ownership of the entity, and therefore the Company is the primary beneficiary of the entity. Cellular Biomedicine Group Ltd (Shanghai) (“CBMG Shanghai”) and all of its subsidiaries are variable interest entities (VIEs), through which the Company conducts stem cell and immune therapy research and clinical trials in China. The registered shareholders of CBMG Shanghai are Lu Junfeng and Chen Mingzhe, who together own 100% of the equity interests in CBMG Shanghai. The initial capitalization and operating expenses of CBMG Shanghai are funded by our wholly foreign-owned enterprise (“WFOE”), Cellular Biomedicine Group Ltd. (Wuxi) (“CBMG Wuxi”). The registered capital of CBMG Shanghai is ten million RMB and was incorporated on October 19, 2011. Agreen Biotech Co. Ltd. (“AG”) was 100% acquired by CBMG Shanghai in September 2014. AG was incorporated on April 27, 2011 and its registered capital is five million RMB. In January 2017, CBMG Shanghai established two fully owned subsidiaries - Wuxi Cellular Biopharmaceutical Group Ltd. (“Wuxi SBM”) and Shanghai Cellular Biopharmaceutical Group Ltd (“Shanghai SBM”), which are located in Wuxi and Shanghai respectively.

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

There are substantial uncertainties regarding the interpretation, application and enforcement of PRC laws and regulations, including but not limited to the laws and regulations governing our business or the enforcement and performance of our contractual arrangements. See Risk Factors below regarding “Risks Related to Our Structure” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

As the primary beneficiary of CBMG Shanghai and its subsidiaries, the Company consolidates in its financial statements the financial position, results of operations, and cash flows of CBMG Shanghai and its subsidiaries, and all intercompany balances and transactions between the Company and CBMG Shanghai and its subsidiaries are eliminated in the consolidated financial statements.

The Company has aggregated the financial information of CBMG Shanghai and its subsidiaries in the table below. The aggregate carrying value of assets and liabilities of CBMG Shanghai and its subsidiaries (after elimination of intercompany transactions and balances) in the Company’s condensed consolidated balance sheets as of June 30, 2019 and December 31, 2018 are as follows:

	June 30,	December 31,
	2019	2018
Assets
Cash	$861,817	$2,376,974
Other receivables	70,097	61,722
Prepaid expenses	2,164,997	1,497,072
Total current assets	3,096,911	3,935,768

Property, plant and equipment, net	19,335,743	14,280,949
Right of use	14,721,084	15,431,554
Intangibles	1,307,398	1,412,375
Long-term prepaid expenses and other assets	6,071,692	5,194,045
Total assets	$44,532,828	$40,254,691

Liabilities
Short-term debt	$14,546,035	$-
Accounts payable	1,318,249	359,980
Other payables	3,917,065	4,937,541
Accrued payroll *	718,740	1,367,658
Deferred income	-	6,280
Total current liabilities	$20,500,089	$6,671,459

Other non-current liabilities	12,921,050	13,877,334
Total liabilities	$33,421,139	$20,548,793

* Accrued payroll mainly includes bonus accrual of $714,505 and $1,358,709 as of June 30, 2019 and December 31, 2018, respectively.

NOTE 4 – RESTRICTED CASH AND SHORT-TERM DEBT

On January 19, 2019, Shanghai Cellular Biopharmaceutical Group Ltd., a wholly owned subsidiary of the Company (“SH SBM”) entered into a credit agreement (the “Credit Agreement”) with China Merchants Bank, Shanghai Branch (the “Merchants Bank”). Pursuant to the Credit Agreement, the Merchants Bank agreed to extend credit of up to RMB 100 million (approximately $14.5 million) to SH SBM via revolving and/or one-time credit lines. The types of credit available under the Credit Agreement, include, but not limited to, working capital loans, trade financing, commercial draft acceptance, letters of guarantee and derivative transactions. The credit period under the Credit Agreement runs until December 30, 2019. As of June 30, 2019, all $14.5 million had been drawn down under the Credit Agreement.

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

The details of the bank borrowings as of June 30, 2019 and December 31, 2018 are as follows:

				As of June 30, 2019	As of December 31, 2018
Lender	Inception date	Maturity date	Interest rate	USD	USD

Merchants Bank	January 21, 2019 ~ January 31, 2019	January 21, 2020 ~ January 31, 2020	4.785%	$3,547,982	$-
Merchants Bank	February 22, 2019 ~ June 24, 2019	February 22, 2020 ~ June 24, 2020	4.35%	10,998,053	-

				$14,546,035	$-

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT

As of June 30, 2019 and December 31, 2018, property, plant and equipment, carried at cost, consisted of the following:

Fixed Asset Details
	June 30, 2019	December 31, 2018

Office equipment	$142,608	$101,608
Manufacturing equipment	10,001,694	7,636,905
Computer equipment	523,880	426,507
Leasehold improvements	13,645,548	12,861,186
Construction work in process	3,640,924	1,030,760
	27,954,654	22,056,966
Less: accumulated depreciation	(7,961,926)	(6,863,205)
	$19,992,728	$15,193,761

 For the three and six months ended June 30, 2019, depreciation expense was $967,215 and $1,939,071, respectively, as compared to $861,084 and $1,587,702 for the three and six months ended June 30, 2018, respectively.

NOTE 6 – INVESTMENTS

The Company’s investments represent the investment in equity securities listed in Over-The-Counter (“OTC”) markets of the United States of America:

June 30, 2019 and December 31, 2018	Cost	Gross Unrealized Gains/(losses)	Gross Unrealized Losses more than 12 months	Gross Unrealized Losses less than 12 months	Market or Fair Value

Equity position in Arem Pacific Corporation	$480,000	$-	$(240,000)	$-	$240,000

There were no unrealized holding gains or losses for the investments that were recognized in other comprehensive income for the three and six months ended June 30, 2019 and 2018.

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

Assets measured at fair value within Level 2 on a recurring basis as of June 30, 2019 and December 31, 2018 are summarized as follows:

As of June 30, 2019 and December 31, 2018
Fair Value Measurements at Reporting Date Using:
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Equity position in Arem Pacific Corporation	$240,000	$-	$240,000	$-

 No shares were acquired in the six months ended June 30, 2019 and 2018.

As of June 30, 2019 and December 31, 2018, the Company holds 8,000,000 shares in Arem Pacific Corporation (“ARPC”), 2,942,350 shares in Alpha Lujo, Inc. (“ALEV”) and 2,057,131 shares in Wonder International Education and Investment Group Corporation (“Wonder”), respectively.  Full impairment has been provided for shares of ALEV and Wonder. All investments held by the Company at June 30, 2019 and December 31, 2018 have been valued based on level 2 inputs due to the limited trading of these companies.

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

Most of our intellectual properties are developed internally. Because we do not capitalize our research and development expenses related to our home-grown intellectual properties, as of June 30, 2019, the intellectual properties acquired from the Agreen acquisition still accounted for the majority of the net book value of our intangible assets. We continue to apply the acquired Agreen intellectual properties in our immune-oncology research and development activities. As such there is no impairment on the continued use of the acquired Agreen intellectual properties.

As of June 30, 2019 and December 31, 2018, intangible assets, net consisted of the following:

Patents & knowhow & license
	June 30, 2019	December 31, 2018
Cost basis	$18,177,242	$17,580,368
Less: accumulated amortization	(7,637,030)	(6,950,656)
Less: impairment	(2,884,896)	(2,884,896)
	$7,655,316	$7,744,816

Software
	June 30, 2019	December 31, 2018
Cost basis	$359,167	$340,918
Less: accumulated amortization	(145,680)	(115,042)
	$213,487	$225,876

Total intangibles, net	$7,868,803	$7,970,692

All software is provided by a third party vendor, is not internally developed, and has an estimated useful life of five years. Patents and knowhow are amortized using an estimated useful life of three to ten years. Amortization expense for the three and six months ended June 30, 2019 was $362,124 and $719,967, respectively, and amortization expense for the three and six months ended June 30, 2018 was $449,573 and $898,443, respectively.

Estimated amortization expense for each of the ensuing years are as follows for the years ending June 30:

Years ending June 30,	Amount
2020	$1,445,625
2021	1,440,062
2022	1,430,994
2023	1,423,374
2024 and thereafter	2,128,748
$7,868,803

NOTE 9 – LEASES

The Company leases facilities and equipment under non-cancellable operating lease agreements.  These facilities and equipment are located in the United States, Hong Kong and China.  The Company recognizes rental expense on a straight-line basis over the life of the lease period.  Lease expense under operating leases for the three and six months ended June 30, 2019 was approximately $754,572 and $1,517,262, respectively, as compared to $981,423 and $1,948,855 for the three and six months ended June 30, 2018, respectively.

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

Quantitative information regarding the Company’s leases is as follows:

The components of lease expense were as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Lease cost
Operating lease cost	708,700	673,318	1,415,880	1,340,057
Short-term lease cost	45,872	308,105	101,382	608,798
Total lease cost	754,572	981,423	1,517,262	1,948,855

Supplemental cash flow information related to leases was as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Cash paid for the amounts included in the measurement of lease liabilities for operating leases:
Operating cashflows	1,261,990	1,171,460	2,530,983	2,342,921

Supplemental balance sheet information related to leases was as follows:

	June 30, 2019	December 31, 2018

Operating lease right-of-use assets	15,203,003	15,938,203
Other current liabilities	2,047,563	1,874,270
Other non-current liabilities	13,155,440	14,063,933

Weighted Average Remaining Lease Term (in years): Operating leases	7.2	7.7

Weighted Average Discount Rate: Operating leases	5%	5%

As of June 30, 2019, the Company has the following future minimum lease payments due under the foregoing lease agreements:

Years ending June 30,	Amount
2020	$3,003,619
2021	2,595,802
2022	2,445,577
2023	2,500,736
2024 and thereafter	8,165,048

$18,710,782

NOTE 10 – RELATED PARTY TRANSACTIONS

The Company advanced petty cash to officers for business travel purpose.  As of June 30, 2019 and December 31, 2018, other receivables due from officers for business travel purpose was nil.

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

On September 25, 2018, the Company entered into a share purchase agreement with Novartis Pharma AG (“Novartis”) pursuant to which the Company agreed to sell, and Novartis agreed to purchase from the Company, an aggregate of 1,458,257 shares of the Company’s common stock, par value $0.001 per share, at a share price of $27.43 per share, for total gross proceeds of approximately $40 million (“Novartis Investment”). The transaction closed on September 26, 2018. No warrant or other encumbered instruments were issued in connection with the Novartis Investment, and the share price paid represented the fair value of the issued common stock.

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

During the three and six months ended June 30, 2019, the Company expensed $586,672 and $1,369,295 associated with unvested option awards and $402,301 and $744,240 associated with restricted common stock issuances, respectively. During the three and six months ended June 30, 2018, the Company expensed $891,163 and $1,595,706 associated with unvested option awards and $451,570 and $881,908 associated with restricted common stock issuances, respectively.

During the three and six months ended June 30, 2019, options for 3,755 and 16,163 underlying shares were exercised on a cash basis, 3,755 and 16,163 shares of the Company’s common stock were issued accordingly. During the three and six months ended June 30, 2018, options for 29,844 and 132,274 underlying shares were exercised on a cash basis, 29,844 and 132,274 shares of the Company’s common stock were issued accordingly.

During the three and six months ended June 30, 2019, 37,467 and 57,520 of the Company's restricted common stock were issued to directors, employees and advisors respectively. During the three and six months ended June 30, 2018, 19,771 and 36,082 of the Company's restricted common stock were issued to directors, employees and advisors respectively.

As previously disclosed on a Current Report on Form 8-K filed on June 1, 2017, the Company authorized a share repurchase program (the “2017 Share Repurchase Program”), pursuant to which the Company may, from time to time, purchase shares of its common stock for an aggregate purchase price not to exceed $10 million under which approximately $6.52 million in shares of common stock were repurchased. On October 10, 2018, the Company commenced a share repurchase program (the “2018 Share Repurchase Program”), pursuant to which the Company may, from time to time, purchase shares of its common stock for an aggregate purchase price not to exceed approximately $8.48 million.  We completed all of our repurchase plans on March 31, 2019 for a grand total of 1,055,499 shares for a total sum of $14.99 million.

For the three and six months ended June 30, 2019, the Company repurchased nil and 54,000 shares of the Company’s common stock with the total cost of nil and $1,039,028 , respectively. For the three and six months ended June 30, 2018, the Company repurchased 96,512 and 133,974 shares of the Company’s common stock with the total cost of $1,820,396 and $2,536,064, respectively. Details are as follows:

	Total number of shares purchased	Average price paid per share

Treasury stock as of December 31, 2018	1,001,499	$13.93
Repurchased from January 1, 2019 to March 31, 2019	54,000	$19.24
Repurchased from April 1, 2019 to June 30, 2019	-	$-

Treasury stock as of June 30, 2019	1,055,499	$14.20

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Capital commitments

As of June 30, 2019, the capital commitments of the Company are summarized as follows:

June 30, 2018

Contracts for acquisition of equipment and facility improvement being or to be executed	$1,544,629

NOTE 13 – STOCK BASED COMPENSATION

Our stock-based compensation arrangements include grants of stock options and restricted stock awards under the Stock Option Plan (the “2009 Plan”,“2011 Plan”, “2013 Plan” and the “2014 Plan”), and certain awards granted outside of these plans. The compensation cost that has been charged against income related to stock options for the three and six months ended June 30, 2019 was $586,672 and $1,369,295, respectively, and for the three and six months ended June 30, 2018 was $891,163 and $1,595,706, respectively. The compensation cost that has been charged against income related to restricted stock awards for the three and six months ended June 30, 2019 was $402,301 and $744,240, respectively, and for the three and six months ended June 30, 2018 was $451,570 and $881,908, respectively.

As of June 30, 2019, there was $3,177,918 all unrecognized compensation cost related to an aggregate of 324,495 of non-vested stock option awards and $3,794,821 related to an aggregate of 274,031 of non-vested restricted stock awards.  These costs are expected to be recognized over a weighted-average period of 1.5 years for the stock options awards and 1.5 years for the restricted stock awards.

During the three and six months ended June 30, 2019, the Company issued options to purchase an aggregate of 40,907 shares of the Company’s common stock under the Plans. The grant date fair value of these options was $487,918 using Black-Scholes option valuation models with the following assumptions: exercise price equal to the grant date stock price or average selling prices over the 30-business day period preceding the date of grant ranging from $16.17 to $17.13, volatility ranging from 87.38% to 88.03%, expected life of 6.0 years, and risk-free rate ranging from 1.91% to 2.36%. The Company is expensing these options on a straight-line basis over the requisite service period.

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

The following table summarizes stock option activity as of June 30, 2019 and December 31, 2018 and for the six months ended June 30, 2019:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Outstanding at December 31, 2018	1,828,866	$12.41	6.5	$11,496,058
Grants	40,907
Forfeitures	(47,305)
Exercises	(16,163)
Outstanding at June 30, 2019	1,806,305	$12.38	6.0	$9,854,732

Vested and exercisable at June 30, 2019	1,481,810	$11.83	5.5	$9,027,148

Exercise	Number of Options
Price	Outstanding	Exercisable

$3.00 - $4.95	185,547	185,547
$5.00 - $9.19	454,164	432,484
$9.20 - $15.00	513,615	372,305
$15.01 - $20.00	497,979	358,474
$20.10+	155,000	133,000
	1,806,305	1,481,810

The aggregate intrinsic value for stock options outstanding is defined as the positive difference between the fair market value of our common stock and the exercise price of the stock options.

Cash received from option exercises under all share-based compensation arrangements for the three and six months ended June 30, 2019 was $41,527 and $150,788, respectively, as compared to $396,040 and $1,165,763 for the three and six months ended June 30, 2018, respectively.

The Company adopted ASU 2018-07 on January 1, 2019, and the stock-based compensation expense for grants before the adoption of ASU 2018-07 is based on the grant date fair value as of December 31, 2018, which was the last business day before the Company adopted ASU 2018-07, for all nonemployee awards that have not vested as of December 31, 2018. The cumulative-effect adjustment to retained earnings as of January 1, 2019 was immaterial to the financial statements as a whole. Accordingly, the Company did not record this adjustment as of January 1, 2019. Furthermore, for future nonemployee awards, compensation expense is based on the market value of the shares at the grant date.

NOTE 14 – NET LOSS PER SHARE

Basic and diluted net loss per common share is computed on the basis of our weighted average number of common shares outstanding, as determined by using the calculations outlined below:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018

Net loss	$(12,096,697)	$(9,186,076)	$(21,433,485)	$(17,682,499)

Weighted average shares of common stock	19,223,113	17,487,184	18,690,729	17,116,944
Dilutive effect of stock options	-	-	-	-
Restricted stock vested not issued	-	-	-	-
Common stock and common stock equivalents	19,223,113	17,487,184	18,690,729	17,116,944

Net loss per basic and diluted share	$(0.63)	$(0.53)	$(1.15)	$(1.03)

For the three and six months ended June 30, 2019 and 2018, the effect of conversion and exercise of the Company’s outstanding options are excluded from the calculations of dilutive net income (loss) per share as their effects would have been anti-dilutive since the Company had generated losses for the three and six months ended June 30, 2019 and 2018.

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

The Company considers all available evidence to determine whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become realizable. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carry-forward periods), and projected taxable income in assessing the realizability of deferred tax assets. In making such judgments, significant weight is given to evidence that can be objectively verified. Based on all available evidence, in particular our three-year historical cumulative losses, recent operating losses and U.S. pre-tax loss for the three and six months ended June 30, 2019, we recorded a valuation allowance against our U.S. and China net deferred tax assets.

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

As of June 30, 2019, all the deferred income tax expense is offset by changes in the valuation allowance pertaining to the Company's existing net operating loss carryforwards due to the unpredictability of future profit streams prior to the expiration of the tax losses.

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

None.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis summarizes the significant factors affecting our results of operations, financial condition and liquidity position for the three and six months ended June 30, 2019 and 2018, and should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this filing.

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

●
regulatory developments and trade disputes in China, United States and other foreign countries;

●
changes and new proposed rulemaking in China regarding foreign investment;

●
Chinese government’s intent to prioritize the regulation of Human Genetic Resources (HGR) with close scrutiny on all HGR-related activity;

●
the potential of the technologies we are developing;

●
fluctuations in the exchange rate between the U.S. dollars and the Chinese Yuan;

●
the changes associated with building out our Zhangjiang GMP facility in Shanghai;

●
our plans to continue to develop and expand our manufacturing facilities; and

●
the additional risks, uncertainties and other factors described under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

Recent Developments

●
On January 8, 2019, we initiated patient recruitment to support the study of anti-B Cell Maturation Antigen (Anti-BCMA) Chimeric Antigen Receptor T-Cell (CAR-T) therapy targeting Multiple Myeloma in China.

●
On January 17, 2019, we were approved to conduct a Phase II clinical trial in China for our AlloJoin® Therapy for Knee Osteoarthritis (KOA).

●
On January 19, 2019, Shanghai Cellular Biopharmaceutical Group Ltd., a controlled entity of the Company, entered into a credit agreement with China Merchants Bank, Shanghai Branch. Pursuant to the Credit Agreement, the Merchants Bank agreed to extend credit of up to RMB 100 million (approximately $14.7 million) to CBMG Shanghai via revolving and/or one-time credit lines. The types of credit available under the agreement, include, but not limited to, working capital loans, trade financing, commercial draft acceptance, letters of guarantee and derivative transactions. The credit period under the Credit Agreement runs until December 30, 2019.

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

●
On June 17, 2019, we initiated a Phase I Clinical Trial of anti-CD20 CAR-T targeting anti-CD19 CAR-T treated, relapsed diffuse large B-cell lymphoma (“DLBCL”) and small B-cell lymphoma patients in China, and dosed the first CD19 CAR-T relapsed DLBCL patient.

●
On July 3, 2019, we submitted our BCMA multiple myeloma (“MM”) Pre-IND meeting request with the CDE; and

●
On July 4, 2019, we submitted our autologous haMPC KOA Phase II IND filing with the NMPA under the new regulation.  Previously we have completed Phase II clinical study in China while the regulation was being codified; and

●
Our CD20-CD19 bi-specific CARs have shown good in vitro and in vivo anti-tumor activity. We plan to introduce a reduced cycle-time, better quality manufacturing process for the BCMA clinical trial as well as for the bi-specific CD20-CD19 CARs targeting NHL.  Based on scientific evidence known to the public, CD20-CD19 bi-specific CARs have shown reactivity against both single positive and double positive tumor targets.

●
On July 5, 2019, we filed a shelf registration statement on Form S-3 to offer and sell from time to time, in one or more series, any of the securities of the Company, for total gross proceeds up to $200,000,000, which was declared effective by the Securities and Exchange Commission on July 16, 2019.

In the next 12 months, we aim to accomplish the following, though there can be no assurances that we will be able to accomplish any of these goals:

●
Initiate Investigator Initiated Trials (IIT) and/or CBMG sponsored clinical trials and obtain clinical proof of concept (PoC) results for the following clinical assets:

♦
Hematologic malignancies
●
Multiple Myeloma
  ■
BICAR, with three different combinations of two targets, offering enhanced anti-tumor activity against Multiple Myeloma (MM)
  ■
Anti-BCMA CAR-T for MM
●
NKG2D CAR-T for acute myeloid leukemia (AML)
●
Anti-CD 20 CAR-T for anti-CD19 CAR-T relapsed NHL
♦
Solid tumor
●
Tumor Infiltrating Lymphocytes (TIL) targeting multiple types of solid tumors with automated manufacturing technologies
●
Alpha Fetoprotein Specific TCR-T for Hepatocellular carcinoma (HCC)

●
Launch clinical studies in the U.S. upon establishing good PoC in the clinical data and institutionalizing our swift, highly differentiated, proprietary manufacturing process comprised of digital data processing, automation, closed system.

●
Explore the feasibility of establishing a new R&D and clinical manufacturing site in the U.S. and in China to adapt to our rapid business expansion and fulfill our specific market-oriented business strategies;

●
Evaluate multiple paths to further increase our enterprise value and expand investor base by:

  ■
Expanding our capital market strategy
  ■
evaluate the beneits of spinning-off or splitting-off our regenerative medicine business; and
  ■
evaluate the possibility of creating a co-development and manufacturing organization (“CDMO”) business; and
  ■
forging strategic partnership in the regenerative medicine business; and
  ■
forging asset specific strategic partnership in the immuno-oncology business; and
  ■
bifurcating our markets by launching both China and U.S. immune-oncology clinical trials, starting with our BCMA, TCR and TIL platforms; and
  ■
expanding our global financing platform

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

●
Evaluate and implement a digital data tracking and storage technology system for research and development, material management, GMP production and integrated clinical data management;

●
Evaluate emerging regenerative medicine technology platform for other indications and review recent development in the competitive landscape;

●
Strengthen our Quality Management System (QMS), centralized document control system for quality assurance, and laboratory information management system (LMS) for quality control;

●
Leverage our QMS system and our strong scientific expertise in both US and China and collaborate with multinational pharmaceutical companies to co-develop cell therapy products in China and possibly in the U.S.; and

●
Evaluate the addition of gene therapy technology platform or products to our portfolio.

Our operating expenses for the three months ended June 30, 2019 were in line with management’s plans and expectations. We have an increase in total operating expenses of approximately $2.8 million and $3.7 million, respectively, for three and six months’ ended June 30, 2019, as compared to the same periods ended June 30, 2018, which was primarily attributable to increased R&D expenses in 2019.

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

Cancer. We are focusing our clinical development efforts on B-cell maturation antigen (BCMA)-specific, and CD20CAR-T therapies, T cells with genetically engineered T-cell receptor (TCR-Ts) and tumor infiltrating lymphocytes (TILs) technologies. In September 2018, we executed a License and Collaboration Agreement (hereinafter “Novartis LCA”) with Novartis to manufacture and supply their FDA-approved CAR-T cell therapy product Kymriah® in China. Pursuant to the Novartis LCA agreement, we also granted Novartis a worldwide license to certain of our CAR-T intellectual property for the development, manufacturing and commercialization of CAR-T products. We will enjoy an escalating single digit percentage royalty of Kymriah®’s net sales in China. CBMG is responsible for the costs of bi-directional technology transfers between the two companies. We will receive collaboration payments equal to a single-digit escalating percentage of net sales of Kymriah® in China, subject to certain caps set forth under the Novartis LCA, for sales in diffuse large B-cell lymphoma and pediatric acute lymphoblastic leukemia indications and up to a maximum amount to be agreed upon for sales in other indications. We are also obligated to assist Novartis with the development of Kymriah® in China as Novartis may request and is responsible for a certain percentage of the total development costs for development of Kymriah® in China for indications other than diffuse large B-cell lymphoma and pediatric acute lymphoblastic leukemia indications. With the execution of the Novartis Collaboration Agreement we have prioritized our efforts on working with Novartis to bring Kymriah® to patients in China as soon as practicable. In view of our collaboration with Novartis, we will no longer pursue our own ALL and DLBCL BLA submission with the NMPA. On the research and development side, we will endeavor to bring our CD19 CAR-T relapsing ALL, CD 20 CAR-T for CD19 CAR-T Relapsing NHL, BCMA CAR-T for Multiple Myeloma (MM), NKG2D CAR-T for acute myeloid leukemia (AML), AFP TCR-T for Hepatocellular carcinoma (HCC) and neoantigen reactive TIL on solid tumors, respectively, in First-in- Human trial as soon as possible. We plan to continue to leverage our manufacturing Quality Management system and our strong scientific expertise in the U.S and in China to collaborate with multinational pharmaceutical companies to co-develop cell therapies in China

KOA.  In 2013, we completed a Phase I/IIa clinical study, in China, for our KOA therapy named Re-Join®. The trial tested the safety and efficacy of intra-articular injections of autologous haMPCs in order to reduce inflammation and repair damaged joint cartilage. From 2013 to current, we continue clinical studies on Re-Join® and our trial data demonstrated positive results on the performance of Re-Join®. Our Re-Join® human adipose-derived mesenchymal progenitor cell (haMPC) therapy for KOA is an interventional therapy using our proprietary process, culture and medium.

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

In January 2016, we launched the Allogeneic KOA Phase I Trial in China to evaluate the safety and efficacy of AlloJoin®, an off-the-shelf allogeneic adipose derived progenitor cell (haMPC) therapy for the treatment of KOA. On August 5, 2016, we completed patient treatment for the Allogeneic KOA Phase I trial, and on December 9, 2016, we announced interim 3-month safety data from the Allogenic KOA Phase I Trial in China. The interim analysis of the trial has preliminarily demonstrated a safety and tolerability profile of AlloJoin® in the three doses tested, and no serious adverse events (SAE) have been observed. On March 16, 2018, we announced the positive 48-week AlloJoin® Phase I data in China, which demonstrated good safety and early efficacy for the slowing of cartilage deterioration. China has finalized its cell therapy regulatory pathway in December, 2017. Our AlloJoin®  IND application for Phase II clinical trial with the NMPA has been approved in January 2019 and we plan to start our AlloJoin® Phase II clinical trial as soon as practicable. The application for Re-Join® Phase II IND, an autologous adipose stem cell based therapy, has been accepted by the NMPA on July 4, 2019. We expect to receive result of the application before end of 2019.

CBMG established adult adipose-derived progenitor cell and Immunology/Oncology cellular therapy platforms in treating specific medical conditions and diseases. The Quality Management Systems (QMS) of CBMG have been assessed and certified as meeting the requirements of ISO 9001: 2015, and a quality manual based on Good Manufacturing Practice (GMP) guidelines has been finalized. The facilities, utilities and equipment in both Zhangjiang and Wuxi Sites have been calibrated and/or qualified and in compliance with requirement of local Health Authorities. An Enterprise Quality Management System (EQMS) is installed and being qualified to facilitate the quality activities.

Our proprietary manufacturing processes and procedures include (i) banking of allogenic cellular product and intermediate product; (ii) manufacturing process of GMP-grade viral vectors; (iii) manufacturing process of GMP-grade cellular product; (iv) analytical testing to ensure the safety, identity, purity and potency of cellular product.

Market for Immune Cell Therapies

Our immune cell therapies involve the genetic engineering of T cells to express either chimeric antigen receptors, or CARs, or T cell receptors, or TCRs and TIL. These T cells are designed to recognize and attack cancer cells. On August 30, 2017, Tisagenlecleucel (Kymriah) was approved by U.S. FDA for the treatment of children and young adults with acute lymphoblastic leukemia (ALL). By October 18, 2017, the FDA granted approval for Yescarta for treating patients with relapsed/refractory diffuse large B-cell lymphoma (r/rDLBCL) and other rare large B-cell lymphomas. On May 1, 2018, FDA approved Kymriah for a second indication (diffuse large B-cell lymphoma).

In August 2018, Kymriah and Yescarta secured the approval in the EU for the treatment of blood cancers, including B-cell acute lymphoblastic leukemia (ALL) and relapsed or refractory diffuse large B-cell lymphoma (DLBCL). Health Canada approved Kymriah as the first CAR-T therapy in Canada and the Therapeutic Goods Administration (TGA) approved it as the first CAR-T therapy in Australia.

In 2019, 1,762,450 new cancer cases and 606,880 cancer deaths are projected to occur in the United States. China is the most populous country in the world with an estimated population of nearly 1.42 billion, and by year 2020 to have around 4.51 million cancer cases and 3.04 million cancer death. Global Cancer Observatory: Cancer Today. Lyon, France: International Agency for Research on Cancer. 2018. https://gco.iarc.fr/today. Accessed: 20 Feb 2019. Compared to the USA and UK, China has a 30% and 40% higher cancer mortality among which 36.4% of the cancer-related deaths were from the digestive tract cancers (stomach, liver, and esophagus cancer) and have relatively poorer prognoses.Current cancer situation in China: good or bad news from the 2018 Global Cancer Statistics? Cancer Communications201939:22

Table :The main 5 most commonly diagnosed cancer types in 2018 in China, UK, USA, and worldwide. GLOBOCAN [Global Cancer Observatory: Cancer Today. Lyon, France: International Agency for Research on Cancer. 2018. https://gco.iarc.fr/today. Accessed: 20 Feb 2019.

In 2018, Lung cancer is the most diagnosed cancer type in worldwide and in China with 2,093,876 and 774,323 new cases respectively.Current cancer situation in China: good or bad news from the 2018 Global Cancer Statistics? Cancer Communications201939:22.

 HCC is the 4th most common cancer in China1 and more than 50% of new HCC cases world-wide are in China .Chen et al. CA Cancer J Clin 2016;66:155-132; .Bray F et al. CA Cancer J Clin 2018: 68:394-424. 466K new HCC cases each year and the mortality is around 422K annually in China. Chen et al. CA Cancer J Clin 2016;66:155-132;

In 2018, there were 509,590 new case of Non Hopkins lymphoma (NHL) and 248,724 patient died from NHL worldwide. There were about 88,200 new case of lymphoma and 52,100 patients died from lymphoma in 2015 Chen et al. CA Cancer J Clin 2016;66:155-132;.

Multiple myeloma accounts for 1% of all cancers and ∼10% of all hematological malignancies .Moreau P et al., Annals of Oncology 24 (Supplement 6): vi133–vi137, 2013). The global incidence of multiple myeloma rose by 126% from 1990 to 2016. East Asia (China, North Korea, and Taiwan) saw incident cases of multiple myeloma jump by 262%, which was the largest increase among any of the 21 global regions ..Cowan AJ et al., JAMA Oncol. 2018;4(9):1221-1227.China is the top 2 countries with the most incident cases and deaths(16 537; 95% UI, 14 094-18 617) incident cases and 10 363 [95% UI, 9079- 11 898] deaths) .Cowan AJ et al., JAMA Oncol. 2018;4(9):1221-1227.

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

Our Global Strategy

CBMG is a drug development company focusing on developing cell therapies first in China, to take advantage of cost efficiencies, leveraging the expeditious investigator initiated clinical trials process in China, publish and share our data in major conferences and scientific journals and then address the rest-of-the world (ROW) market after safety and efficacy of those programs are established. Our goal is to develop safe and effective cellular therapies for indications that represent a large unmet need in China. We intend to use our first-mover advantage in China, against a backdrop of enhanced regulation by the central government, to differentiate ourselves from the competition and establish a leading position in the China cell therapeutic market. We intend to invest and expand our clinical research capabilities by building drug development and manufacturing infrastructure in China and in the U.S., expanding our clinical research platform, and hiring new talent and enhance our existing coverage. We believe that few competitors in China are as well-equipped as we are in the areas of clinical trial development, internationally compliant manufacturing, quality assurance and control, as well as our dedication to regulatory compliance, and process improvement.

The key issues with cell therapy as modality are drug therapeutic index, institutionalized, scalable manufacturing and an affordable price for the patients. We believe our manufacturing platform is unique as we utilize a semi-automatic, fully closed system, which is expected to lead to economies of scale. Additionally, our focus on being a fully integrated cell therapy company has enabled us to be one of only a few companies that are able to manufacture clinical grade viral vectors in China to cater the increasing global demand for cell and gene therapies.

In China, the Good Clinical Practice (“GCP”) compliant Investigator Initialized Trial (“IIT”) only requires IRB approval from hospital and local approval, which is more expeditious than the traditional IND route. IITs can provide early evidences of proof of concept for novel drugs which is more time and cost efficient than the traditional IND approach. IITs are also good ways to identify and develop novel platforms. Currently, we have our own drug development pipeline in CAR-T, AFP TCR-T, TIL and KOA. Our R&D team continues to identify additional platform cell therapy technologies to develop internally or acquire established technologies.

In addition to the manufacturing Novartis’ Kymriah® for patients in China that is contemplated by the Collaboration Agreement and Manufacture and Supply Agreement with Novartis, we are also actively developing and evaluating other therapies comprised of other CAR-T, TCR-T and TIL. We plan to advance our KOA AlloJoin® to Phase II clinical trial and IND applications for Re-Join® with the NMPA in the near future.

In addition to our drug development efforts, we are also planning on evaluating both inbound and outbound opportunities with high quality, multinational partners. Such partnership will enable us to take advantage of the technologies of our partners while leveraging our quality control and manufacturing infrastructure and further expand our pipelines.

In order to expedite fulfillment of patient treatment, we have been actively developing technologies and products with a strong intellectual property protection, including haMPC, derived from adipose tissue, for the treatment of KOA and other indications. CBMG’s world-wide exclusive license to the AFP TCR-T patent rights owned by the Augusta University provides an enlarged opportunity to expand the application of CBMG’s cancer therapy-enabling technologies and to initiate clinical trials with leading cancer hospitals. On February 14, 2019, Augusta University executed granted us an exclusive, world-wide license with sublicense rights to , a royalty-bearing, exclusive license to its the patent rights owned by the Augusta University relating to Human Alpha Fetoprotein-Specific T Cell Receptors . In consideration for the license granted, the Company agreed to pay the university a one-time, non-refundable, non-creditable license fee within 30 days of execution of the license agreement and a single digit percent of running royalty on net sales of the licensed products. The Company also agreed to (a) use its commercially reasonable efforts to develop and conduct such research, development and validation studies as necessary or desirable to obtain all regulatory approvals to manufacture and market the licensed products in at least one country in certain major markets listed in the license agreement, and (b) upon receipt of such approvals, to use commercially reasonable efforts to market, each licensed product in such country. The Company, at its sole expense, has the obligation to fund the costs of all research, development, preclinical and clinical trials, regulatory approval and commercialization of the licensed products. The license agreement will expire upon the termination of the Company’s obligation to pay royalty pursuant to the terms thereof. Upon expiration of the term, the license granted the Company will survive the expiration of the agreement, and convert to a perpetual, fully paid up license. The Company may terminate the agreement, in its sole discretion, upon thirty (30) days prior written notice to Augusta University and either party may terminate the agreement upon or after the breach of a material provision of the agreement that is not cured within 45 days after notice thereof by the non-breaching party.

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

Currently, we have a total of approximately 70,000 square feet of manufacturing space in three locations, the majority of which is in the new Shanghai facility. We operate our manufacturing facilities under the design of the standard GMP conditions as well ISO standards. We employ institutionalized and proprietary process and quality management system to optimize reproducibility and to hone our efficiency. Our Shanghai and Wuxi facilities are designed and built to meet GMP standards. With our integrated Plasmid, Viral Vectors platforms, our T cells manufacturing capacities are highly distinguishable from other companies in the cellular therapy industry. We are currently assessing the feasibility of expanding manufacturing spaces in new sites in both China and the U.S.

Most importantly, our seasoned cell therapy team members have decades of highly-relevant experience in the United States, China, and European Union. We believe that these are the primary factors that make CBMG a high-quality cell products manufacturer in China. We have been implementing significant human resources initiatives to attract and retain quality talent to support our rapid growth.

Our Targeted Indications and Potential Therapies

Our clinical and preclinical pipeline, including stage of our clinical development in China, is set forth below:

Competition

Many companies operate in the cellular biopharmaceutical field. We face competition based on several factors, including quality and breath of services, ability to protect our intellectual property or other confidential information, timeliness of implementation, maintenance of quality standards, depth of collaboration partner relationships, price and geography. Currently there are several approved stem cell therapies on the market including Canada’s pediatric graft-versus-host disease and the European Commission’s approval in March 2018 for the treatment of complex perianal fistulas in adult Crohn’s disease. There are several public and private cellular biopharmaceutical-focused companies outside of China with varying phases of clinical trials addressing a variety of diseases. We compete with these companies in bringing cellular therapies to the market. However, our focus is to develop a core business in the China market, with possible expansion in the U.S. market. This difference in focus places us in a different competitive environment from other western companies with respect to fund raising, clinical trials, collaborative partnerships, and the markets in which we compete.

In terms of entry barriers, cellular biopharmaceutical business generally requires high upfront capital and time commitment, significant financial and time commitment in recruiting experienced talents, a successful track record and solid reputation to build up synergies with business partners and emphasis on cost efficiency. Our core competitive edge is our strong capacity to cover the full research and development process of the full life cycle of a product, and to satisfy the increasing demand for timely realization and localization in China of key products already approved in foreign markets. We believe that we are able to maintain our competitiveness by leveraging our established position in the global research and development in the cellular biopharmaceutical market and capitalizing on the opportunities offered by the booming pharmaceutical market in China.

To meet the overall social, economic and healthcare challenges in China, the PRC central government has a focused strategy to enable China to compete effectively in certain designated areas of biotechnology and the health sciences. Because of the aging population in China, China’s Ministry of Science and Technology (MOST) has targeted stem cell development as high priority field, and development in this field has been intense in the agencies under MOST. For example, the 973 Program has funded a number of stem cell research projects such as differentiation of human embryonic stem cells and the plasticity of adult stem cells. To the best of our knowledge, none of the companies in China are utilizing our proposed international manufacturing protocol and our unique technologies in conducting what we believe will be fully compliant NMPA-sanctioned clinical trials to commercialize cell therapies in China. Our management believes that it is difficult for most of these Chinese companies to turn their results into translational stem cell science or commercially successful therapeutic products using internationally acceptable standards.

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

Our primary competitors in the field of cancer immune cell therapies include pharmaceutical, biotechnology companies such as Eureka Therapeutics, Inc., Iovance Biotherapeutics Inc., Juno Therapeutics, Inc. (acquired by Celgene), Kite Pharma, Inc. (acquired by Gilead), CARSgen, Sorrento Therapeutics, Inc. and others. Among our competitors, the ones based in and operating in Greater China are CARsgen, Hrain Biotechnology, Nanjing Legend Biotechnology Galaxy Biomed, Persongen and Anke Biotechnology, Shanghai Minju Biotechnology, Unicar Therapy (Cooperated with Terumo BCT), Wuxi Biologics, Junshi Pharma, BeiGene, Immuno China Biotech, Chongqing Precision Biotech, SiDanSai Biotechnology and China Oncology Focus Limited, Other companies in the cancer immune cell therapies space have made inroads in China by partnering with local companies. For example, in April, 2016, Seattle-based Juno Therapeutics, Inc. started a new company with WuXi AppTec in China named JW Biotechnology (Shanghai) Co., Ltd..In January 2017, Shanghai Fosun Pharmaceutical created a joint venture with Santa Monica-based Kite Pharma Inc. to develop, manufacture and commercialize CAR-T and TCR products in China. The NMPA has received IND applications for CD19 chimeric antigen receptor T cells cancer therapies from many companies and have granted the initial phase of acceptance to several companies thus far.

Our primary competitors in the field of stem cell therapy for osteoarthritis, and other indications include Mesoblast Ltd., Caladrius Biosciences, Inc. and others. Among our competitors, to our knowledge, the only ones based in and operating in Greater China are OLife Bio, a Medi-Post joint venture with JingYuan Bio in Taian, Shandong Province, who planned to initiate clinical trial in China in 2016. Presently, our adipose derived progenitor cell drug (AlloJoin®)for treatment of knee osteoarthritis has been approved to perform the phase II clinical trial as the first in class biologics in China NMPA, which is the first clinical trial permission for the stem cell IND in China. So far, there has not been the second type of cell or stem cell IND for treatment of osteoarthritis in registration in China. We plan to advance our autologous adipose stem cell therapy (Re-Join®) KOA with IND filing with the CDE. Additionally, in the general area of cell-based therapies for knee osteoarthritis ailments, we potentially compete with a variety of companies, from big pharma to specialty medical products or biotechnology companies. Some of these companies, such as Abbvie, Merck KGaA, Sanofi, Teva, GlaxosmithKline, Baxter, Johnson & Johnson, Sanumed, Medtronic and Miltenyi Biotech, are well-established and have substantial technical and financial resources compared to ours. However, as cell-based products are only just recently emerging as viable medical therapies, many of our more direct competitors are smaller biotechnology and specialty medical products companies comprised of Vericel Corporation, Regeneus Ltd., Advanced Cell Technology, Inc., Nuo Therapeutics, Inc., Arteriocyte Medical Systems, Inc., ISTO technologies, Inc., Ember Therapeutics, Athersys, Inc., Bioheart, Inc., Cytori Therapeutics, Inc., Harvest Technologies Corporation, Mesoblast, Pluristem, Inc., TissueGene, Inc. Medipost Co. Ltd. and others. There are also several non-cell-based, small molecule and peptide clinical trials targeting knee osteoarthritis, and several other FDA approved treatments for knee pain.

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

Other than as discussed above, during the three and six months ended June 30, 2019, we believe that there have been no significant changes to the items that we disclosed as our critical accounting policies and estimates in the “Critical Accounting Policies and Estimates” section of Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

Results of Operations

Below is a discussion of the results of our operations for the three and six months ended June 30, 2019 and 2018. These results are not necessarily indicative of result that may be expected in any future period. Our prospects should be considered in light of the risks, expenses and difficulties that we may encounter. We may not be successful in addressing these risks and difficulties.

Comparison of Three Months Ended June 30, 2019 to Three Months Ended June 30, 2018

The descriptions in the results of operations below reflect our operating results as set forth in our Condensed Consolidated Statement of Operations filed herewith.

	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018

Net sales and revenue	$-	$77,313

Operating expenses:
Cost of sales	-	54,393
General and administrative	3,180,709	3,121,695
Selling and marketing	41,252	92,880
Research and development	9,062,526	6,166,556
Impairment of long-term investments	-	29,424
Total operating expenses	12,284,487	9,464,948
Operating loss	(12,284,487)	(9,387,635)

Other income
Interest income, net	182,017	116,835
Other income	7,123	84,724
Total other income	189,140	201,559
Loss before taxes	(12,095,347)	(9,186,076)

Income taxes provision	(1,350)	-

Net loss	$(12,096,697)	$(9,186,076)
Other comprehensive loss:
Cumulative translation adjustment	(395,525)	(1,120,722)
Total other comprehensive loss:	(395,525)	(1,120,722)
Comprehensive loss	$(12,492,222)	$(10,306,798)

Net loss per share:
Basic and diluted	$(0.63)	$(0.53)

Weighted average common shares outstanding:
Basic and diluted	19,223,113	17,487,184

* These line items include the following amounts of non-cash, stock-based compensation expense for the periods indicated:

	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018

General and administrative	460,153	538,582
Selling and marketing	7,707	22,788
Research and development	521,113	781,363
	988,973	1,342,733

Results of Operations

Net sales and revenue

	2019	2018	Change	Percent

For the three months ended June 30,	$-	$77,313	$(77,313)	(100)%

We are a clinical stage company, and currently have no material revenues with similar effect.

 Cost of Sales

	2019	2018	Change	Percent

For the three months ended June 30,	$-	$54,393	$(54,393)	(100)%

The gross margin change was immaterial as currently we have no material revenues.

General and Administrative Expenses

	2019	2018	Change	Percent

For the three months ended June 30,	$3,180,709	$3,121,695	$59,014	2%

 No material change as compared with the three months ended June 30, 2018.

Selling and Marketing Expenses

	2019	2018	Change	Percent

For the three months ended June 30,	$41,252	$92,880	$(51,628)	(56)%

No material change as compared with the three months ended June 30, 2018.

Research and Development Expenses

	2019	2018	Change	Percent

For the three months ended June 30,	$9,062,526	$6,166,556	$2,895,970	47%

Research and development costs increased by approximately $2,896,000 in the three months ended June 30, 2019 as compared to the three months ended June 30, 2018. The increase was primarily attributed to the increased spending in the growth of our pipeline in both liquid tumor and solid tumor development and expanding the U.S. R&D operations at Gaithersburg, Maryland.

R&D expenses for the three months ended June 30, 2019 are as follows:

For the three months ended June 30, 2019

Research and pre-clinical studies	$1,471,641
Development, clinical development and studies	7,590,885

Total	$9,062,526

Impairment of Investments

	2019	2018	Change	Percent

For the three months ended June 30,	$-	$29,424	$(29,424)	(100)%

The impairment of investments for the three months ended June 30, 2018 is attributed to the recognition of other than temporary impairment on the value of shares in one stock. The Company provided full impairment of $29,424 for shares of ALEV for the three months ended June 30, 2018 as ALEV filed Form 15 in SEC and was no longer traded in the market.

Operating Loss

	2019	2018	Change	Percent

For the three months ended June 30,	$(12,284,487)	$(9,387,635)	$(2,896,852)	31%

The increase in the operating loss for the three months ended June 30, 2019 as compared to the same period in 2018 is primarily due to changes in research and development expenses, which is described above.

Total Other Income

	2019	2018	Change	Percent

For the three months ended June 30,	$189,140	$201,559	$(12,419)	(6)%

Other income for the three months ended June 30, 2019 was primarily net interest income of $182,000 and foreign currency exchange gain of $83,000 netting of equipment disposal loss of $92,000. Other income for the three months ended June 30, 2018 was primarily interest income of $117,000, government subsidy income of $27,000 and foreign currency exchange gain of $59,000 netting of equipment disposal loss of $2,000.

Income Taxes Provision

	2019	2018	Change	Percent

For the three months ended June 30,	$(1,350)	$-	$(1,350)	N/A

While we have optimistic plans for our business strategy, we determined that a valuation allowance was necessary given the current and expected near term losses and the uncertainty with respect to our ability to generate sufficient profits from our business model. Therefore, we established a valuation allowance for deferred tax assets other than the extent of the benefit from other comprehensive income. Income tax expense for three months ended June 30, 2019 all represent US state tax.

Net Loss

	2019	2018	Change	Percent

For the three months ended June 30,	$(12,096,697)	$(9,186,076)	$(2,910,621)	32%

Changes in net loss are primarily attributable to changes in operations which are described above.

Comprehensive Loss

	2019	2018	Change	Percent

For the three months ended June 30,	$(12,492,222)	$(10,306,798)	$(2,185,424)	21%

Comprehensive loss for the three months ended June 30, 2019 and 2018 includes a currency translation net loss of approximately $396,000 and $1,121,000 combined with the changes in net loss, respectively.

Comparison of Six Months Ended June 30, 2019 to Six Months Ended June 30, 2018

The descriptions in the results of operations below reflect our operating results as set forth in our Condensed Consolidated Statement of Operations filed herewith.

	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018

Net sales and revenue	$49,265	$128,274

Operating expenses:
Cost of sales	8,087	76,693
General and administrative	6,628,443	6,310,492
Selling and marketing	83,512	167,465
Research and development	15,030,622	11,440,507
Impairment of long-term investments	-	29,424
Total operating expenses	21,750,664	18,024,581
Operating loss	(21,701,399)	(17,896,307)

Other income
Interest income, net	279,051	122,284
Other income (expense), net	(7,387)	93,924
Total other income	271,664	216,208
Loss before taxes	(21,429,735)	(17,680,099)

Income taxes provision	(3,750)	(2,400)

Net loss	$(21,433,485)	$(17,682,499)
Other comprehensive income (loss):
Cumulative translation adjustment	601	(302,361)
Total other comprehensive income (loss):	601	(302,361)
Comprehensive loss	$(21,432,884)	$(17,984,860)

Net loss per share:
Basic and diluted	$(1.15)	$(1.03)

Weighted average common shares outstanding:
Basic and diluted	18,690,729	17,116,944

* These line items include the following amounts of non-cash, stock-based compensation expense for the periods indicated:

	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018

General and administrative	1,026,745	1,100,903
Selling and marketing	17,523	43,780
Research and development	1,069,267	1,332,931
	2,113,535	2,477,614

Results of Operations

Net sales and revenue

	2019	2018	Change	Percent

For the six months ended June 30,	$49,265	$128,274	$(79,009)	(62)%

We are a clinical stage company, and currently have no material revenues with similar effect.

 Cost of Sales

	2019	2018	Change	Percent

For the six months ended June 30,	$8,087	$76,693	$(68,606)	(89)%

The gross margin change was immaterial as currently we have no material revenues.

General and Administrative Expenses

	2019	2018	Change	Percent

For the six months ended June 30,	$6,628,443	$6,310,492	$317,951	5%

 No material change as compared with the six months ended June 30, 2018.

Selling and Marketing Expenses

	2019	2018	Change	Percent

For the six months ended June 30,	$83,512	$167,465	$(83,953)	(50)%

No material change as compared with the six months ended June 30, 2018.

Research and Development Expenses

	2019	2018	Change	Percent

For the six months ended June 30,	$15,030,622	$11,440,507	$3,590,115	31%

Research and development costs increased by approximately $3,590,000 in the six months ended June 30, 2019 as compared to the six months ended June 30, 2018. The increase was primarily attributed to the increased spending in the growth of our pipeline in both liquid tumor and solid tumor development and expanding the U.S. R&D operations at Gaithersburg, Maryland.

R&D expenses for the six months ended June 30, 2019 are as follows:

For the six months ended June 30, 2019

Research and pre-clinical studies	$3,004,627
Development, clinical development and studies	12,025,995

Total	$15,030,622

Impairment of Investments

	2019	2018	Change	Percent

For the six months ended June 30,	$-	$29,424	$(29,424)	(100)%

The impairment of investments for the six months ended June 30, 2018 is attributed to the recognition of other than temporary impairment on the value of shares in one stock. The Company provided full impairment of $29,424 for shares of ALEV for the six months ended June 30, 2018 as ALEV filed Form 15 in SEC and was no longer traded in the market.

Operating Loss

	2019	2018	Change	Percent

For the six months ended June 30,	$(21,701,399)	$(17,896,307)	$(3,805,092)	21%

The increase in the operating loss for the six months ended June 30, 2019 as compared to the same period in 2018 is primarily due to changes in research and development expenses, which is described above.

Total Other Income

	2019	2018	Change	Percent

For the six months ended June 30,	$271,664	$216,208	$55,456	26%

Other income for the six months ended June 30, 2019 was primarily net interest income of $279,000 and foreign currency exchange gain of $69,000 netting of equipment disposal loss of $92,000. Other income for the six months ended June 30, 2018 was primarily interest income of $122,000, government subsidy income of $42,000 and foreign currency exchange gain of $55,000.

Income Taxes Provision

	2019	2018	Change	Percent

For the six months ended June 30,	$(3,750)	$(2,400)	$(1,350)	56%

While we have optimistic plans for our business strategy, we determined that a valuation allowance was necessary given the current and expected near term losses and the uncertainty with respect to our ability to generate sufficient profits from our business model. Therefore, we established a valuation allowance for deferred tax assets other than the extent of the benefit from other comprehensive income. Income tax expense for six months ended June 30, 2019 and 2018 all represent US state tax.

Net Loss

	2019	2018	Change	Percent

For the six months ended June 30,	$(21,433,485)	$(17,682,499)	$(3,750,986)	21%

Changes in net loss are primarily attributable to changes in operations which are described above.

Comprehensive Loss

	2019	2018	Change	Percent

For the six months ended June 30,	$(21,432,884)	$(17,984,860)	$(3,448,024)	19%

Comprehensive loss for the six months ended June 30, 2019 and 2018 includes a currency translation net gain/(loss) of approximately $1,000 and ($302,000) combined with the changes in net loss, respectively.

Liquidity and Capital Resources

We had working capital of $37,245,597 as of June 30, 2019 compared to $46,566,505 as of December 31, 2018. Our cash position, inlcuding restricted cash, increased to $56,713,746 at June 30, 2019 compared to $52,812,880 at December 31, 2018, primarily due to an increase in cash provided by financing activities, offset by cash used in operating and investment activities, as further described below.

Net cash provided by or used in operating, investing and financing activities from continuing operations was as follows:

Net cash used in operating activities was approximately $18,652,000 and $13,656,000 for the six months ended June 30, 2019 and 2018, respectively. The following table reconciles net loss to net cash used in operating activities:

For the six months ended June 30,	2019	2018	Change
Net loss	$(21,433,485)	$(17,682,499)	$(3,750,986)
Non cash transactions	4,705,794	4,995,904	(290,110)
Changes in operating assets, net	(1,923,856)	(969,304)	(954,552)
Net cash used in operating activities	$(18,651,547)	$(13,655,899)	$(4,995,648)

The decrease in non-cash transaction in the six months ended June 30, 2019 compared with same period in 2018 mainly resulted from the decline in share-based compensation expenses.

Net cash used in investing activities was approximately $8,221,000 and $12,202,000 in the six months ended June 30, 2019 and 2018, respectively. Net cash outflow in the investing activities in 2019 was mainly attributed to capital expenditures for new equipment and facility improvement as well as the purchase of intangible assets. The Net cash used in investing activities for six months ended June 30, 2018 includes a $10,000,000 short-term deposits and the $3,037,000 is capital expenditures for new equipment and facility improvement.

Cash provided by financing activities was approximately $30,679,000 and $29,136,000 in the six months ended June 30, 2019 and 2018, respectively. Net cash inflow in the financing activities in 2019 was mainly attributed to the proceeds of $17 million received from the issuance of common stock and debt borrowings of $15 million netting of the repurchase of the Company’s common stock of $1 million. Net cash inflow in the financing activities in 2018 was mainly attributed to the proceeds received from the issuance of common stock and exercise of options netting of the repurchase of the Company’s common stock.

Liquidity and Capital Requirements Outlook

We anticipate that the Company will require approximately $56 million in cash to operate in the coming 12 months. Of this amount, approximately $34 million will be used in operation, $15 million will be used to repay outstanding debt and $7 million will be used as capital expenditure, although we may revise these plans according to the catalysts and other business developments.

We expect to rely on current cash balances that we hold to provide for these capital requirements. We do not intend to use, and will not rely on our holdings in securities to fund our operations.  One of our stocks held, Arem Pacific Corporation, has a declared effective S-1 prospectus which relates to the resale of up to 13,694,711 shares of common stock, inclusive of the 8,000,000 shares held by the Company. However, the shares offered by this filing may only be sold by the selling stockholders at $0.08 per share until the shares are quoted on the OTCQB® tier of OTC Markets or an exchange. Another stock we held, Wonder International Education & Investment Group Corporation (“Wonder”), is no longer traded on any stock market.  We do not know whether we can liquidate our 8,000,000 shares of Arem Pacific stock or the 2,057,131 shares of Wonder stock or any of our other portfolio securities, or if liquidated, whether the realized amount will be meaningful at all. As a result, we have written down above stocks to their fair value.

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

Contractual Obligations

We have various contractual obligations that will affect our liquidity. The following table sets forth our contractual obligations as of June 30, 2019.

	Payments due by period
Contractual Obligations		Less than	2-3	4-5	More than
	Total	1 year	years	years	years
Capital Commitment	$1,544,629	$1,544,629	-	-	-
Operating Lease Obligations	18,710,782	3,003,619	5,041,379	4,887,103	5,778,681
Total	$20,255,411	$4,548,248	$5,041,379	$4,887,103 $	$5,778,681

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

The following tables show the remaining contractual maturities at the balance sheet date of the Company’s financial assets and financial liabilities, which are based on contractual cash flows (including interest payments computed using contractual rates or, if floating, based on rates current at the balance sheet date) and the earliest date the Group can be required to pay:

	As of June 30, 2019
	Contractual undiscounted cash flow
	Within 1 year or on demand	More than 1 year but less than 2 years	More than 2 year but less than 5 years	More than 5 years	Total	Carrying amount

Financial assets
Cash and cash equivalents	39,713,746	-	-	-	39,713,746	39,713,746
Restricted cash	17,000,000	-	-	-	17,000,000	17,000,000
Other receivables	440,847	-	-	-	440,847	440,847

Sub-total	57,154,593	-	-	-	57,154,593	57,154,593

Financial liabilities
Short-term debt	14,546,035	-	-	-	14,546,035	14,546,035
Accounts payable	1,351,930	-	-	-	1,351,930	1,351,930
Accrued expenses	1,058,273	-	-	-	1,058,273	1,058,273
Other current liabilities excluding operating lease liabilities and deferred income	3,138,771	-	-	-	3,138,771	3,138,771
Operating lease liabilities (lease terms over 12 months)	2,047,563	2,595,802	7,332,680	5,778,681	17,754,726	15,203,003

Sub-total	22,142,572	2,595,802	7,332,680	5,778,681	37,849,735	35,298,012

Net amount	35,012,021	(2,595,802)	(7,332,680)	(5,778,681)	19,304,858	21,856,581

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

As at June 30, 2019, the Company held the following interest-bearing financial instruments:

	As of June 30, 2019
	Annual interest rate	USD
Fixed rate instruments
Financial assets
- Cash and cash equivalents	2.52% ~ 2.6%	23,000,000
- Restricted cash	3%	17,000,000

Financial liabilities
- Short-term debt	4.35% ~ 4.785%	14,546,035

		25,453,965

Currency Risk

The Company is exposed to currency risk primarily from sales and purchases which give rise to receivables, payables that are denominated in a foreign currency (mainly RMB). The Company has adopted USD as its functional currency, thus the fluctuation of exchange rates between RMB and USD exposes the Company to currency risk.

The following table details the Company’s exposure as of June 30, 2019 to currency risk arising from recognised assets or liabilities denominated in a currency other than the functional currency of the entity to which they relate. For presentation purposes, the amounts of the exposure are shown in USD translated using the spot rate as of June 30, 2019. Differences resulting from the translation of the financial statements of entities into the Company’s presentation currency are excluded.

	Exposure to foreign currencies (Expressed in USD)
	As of June 30, 2019
	RMB	USD
Cash and cash equivalents	6,900	1,011,678

Net exposure arising from recognised assets and liabilities	6,900	1,011,678

The following table indicates the instantaneous change in the Company’s net loss that would arise if foreign exchange rates to which the Company has significant exposure at the end of the reporting period had changed at that date, assuming all other risk variables remained constant.

	As of June 30, 2019
	increase/(decrease) in foreign exchange rates	Effect on net loss (Expressed in USD)

RMB (against USD)	5%	(50,239)

	-5%	50,239

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

Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2019, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

China’s legal framework surrounding foreign investment will enter into a new era after the new Foreign Investment Law goes into effect on January 1, 2020. The Foreign Investment Law is positioned as the foundational law in the field of foreign investment and will apply uniformly across all foreign investment in China. It will replace the Law of the People’s Republic of China on Wholly Foreign-Owned Enterprises, the Law of the People’s Republic of China on Sino-Foreign Equity Joint Ventures, and the Law of the People’s Republic of China on Sino-Foreign Cooperative Joint Ventures (the three previous foreign investment laws). It is expected that the relevant authorities will take this opportunity to systematically evaluate and revise the current foreign investment system and rules in order to form a unified legal system for foreign investment, which comprised of:

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

China’s State Council, the country’s top administrative authority, released a new Regulation of Human Genetic Resources (HGR) on May 28, 2019, replacing the tentative rules issued in 1998. The regulation takes effect on July 1, 2019 and illustrates the Chinese government’s intent to prioritize the regulation of HGRs with close scrutiny on all HGR-related activity from upstream collection of human biospecimens to downstream exploitation and sharing of the material and any data obtained from it. In the background of strengthening national security, the regulation formalizes the approval requirements pertinent to research collaborations between Chinese entities and foreign entities (including overseas organizations, entities formatted or controlled by foreign organizations or individuals) to avoid uncertainty during the approval process. It also significantly increases and expands penalties for various violations of the regulation. The regulation specifies a range of legal penalties, including warnings, fines, a lifetime ban on participating in HGR-related activity, and criminal charges, depending on the seriousness of the infraction. Historically, there already have been challenges with getting biopsies or other samples sent to labs outside of China, requiring numerous customs clearances and delays that could potentially destroy the samples. With these additional approvals and clearances required for not only all material collection, but also for data transfer, companies currently carrying out or considering clinical trials in China have to factor these new procedures into their business strategy. The regulation introduces another layer of complexity into the clinical trial process, which will be crucial for companies conducting clinical trials or clinical research in China, considering that noncompliance could invoke monetary fines or even cancellation of collection protocols. Compliance of the regulation may result in extended timelines for clinical studies and trials, while time is of the essence in the development of cell therapies.

While we believe our strategies regarding pharmaceutical research, development, manufacturing and commercialization in China are aligned with the Chinese government's policies, these policies may in the future diverge, such as the new Regulation of Human Genetic Resources, requiring a change in our strategies. Any such change may result in increased compliance costs on our business or cause delays in or prevent the successful research, development, manufacturing or commercialization of our drug candidates or drugs in China and reduce the current benefits we believe are available to us from developing and manufacturing drugs in China.

Certain of our clinical studies are not registered with relevant authorities.

Under the trial guidelines concerning development and testing of cell therapy products issued in December 2017, an applicant of the clinical trial of the said cell therapy products can be divided into early clinical trials and confirmatory clinical trials, instead of the application of the traditional phases I, II and III of a clinical trial. Certain of our clinical studies initiated or sponsored or being initiated or being sponsored by our PRC subsidiaries have not been duly registered or filed by our clinical trial partners with, or have been issued the approval by, the NMPA or the National Health Commission of the PRC, or the NHC, in accordance with then-applicable PRC Law. All clinical studies on trials conducted in China will be required to be approved, registered or filed and conducted at hospitals accredited by the NMPA or by the NHC after the relevant implementing regulations are implemented within the allotted time and any failure of the hospitals to register or file the clinical studies with the NMPA may result in delays or interruptions to such clinical studies or trials. There remain uncertainties regarding the interpretation and application of PRC Laws on our clinical studies and these factors could adversely affect the timing of the clinical studies, the timing of receipt and reporting of clinical data, the timing of Company-sponsored IND filings, and our ability to conduct future planned clinical studies, and any of the above could have a material adverse effect on our business.

The uncertainties surrounding the current healthcare reform measures in China may affect all material aspects of the research, development, manufacturing and commercialization of pharmaceutical products.

In recent years, the regulatory framework in China regarding the pharmaceutical industry has undergone significant changes, which we expect will continue. While we believe our strategies regarding pharmaceutical research, development, manufacturing and commercialization in China are aligned with the Chinese government's policies, they may in the future diverge, requiring a change in our strategies. Any such change may result in increased compliance costs on our business or cause delays in or prevent the successful research, development, manufacturing or commercialization of our drug candidates or drugs in China and reduce the current benefits we believe are available to us from developing and manufacturing drugs in China.

We expect that healthcare reform measures by the MOH and NMPA may result in more rigorous coverage criteria and an additional downward pressure on the development and manufacturing of drugs. Legislative and regulatory proposals have been made to expand approval requirements and restrict clinical trial activities for pharmaceutical products. We cannot be sure whether additional legislative changes will be enacted, or whether MOH and NMPA regulations, guidance or interpretations will be changed, or what the impact of such changes on the regulatory approvals of our drug candidates, if any, may be. In particular, because these laws, rules and regulations are relatively new and often give the relevant regulator significant discretion in how to enforce them, and because of the limited number of published decisions and the nonbinding nature of such decisions, the interpretation and enforcement of these laws, rules and regulations involve uncertainties and can be inconsistent and unpredictable. For example, we may need to amend clinical trial protocols submitted to applicable regulatory authorities to reflect changes in regulatory requirements and guidance. Resubmission may impact the costs, timing or successful completion of a clinical trial. Amendments may require us to resubmit clinical trial protocols to institutional review boards or ethics committees for re-examination, which may impact the costs, timing or successful completion of a clinical trial. Any delays in completing our clinical trials will increase our costs, slow down our drug candidate development and approval process, and jeopardize our ability to commence product sales and generate related revenues for that candidate. Any of these occurrences may harm our business, financial condition and prospects significantly.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

On April 29, 2019, upon the initiation of the new term of our board of directors following our annual meeting of stockholders in 2019, we terminated our consulting agreement with our director Mr. Wentao (Steve) Liu. Following such termination, Mr. Liu has been compensated solely in his capacity and on the same terms as the Company’s other independent directors under the director compensation plan approved on September 19, 2015. The terms of Mr. Liu’s existing stock options remain unchanged and will expire 3 months after Mr. Liu ceases to serve on the Board.

On April 23, 2019, after moving from Moffitt Cancer Center to Duke University, Dr. Scott Antonia resigned from the CBMG Scientific Advisory Board (SAB) and became an academic collaborator with CBMG subsequent to his resignation.

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

CELLULAR BIOMEDICINE GROUP, INC.
(Registrant)

Date: August 6, 2019	By:	/s/ Bizuo (Tony) Liu
Bizuo (Tony) Liu
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)