Form 10-Q
period 2019-09-30
Cellular Biomedicine Group, Inc.
filed 2019-11-06
CIK 1378624

  UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of November 1, 2019, there were 20,336,111 and 19,280,612 shares of common stock, par value $.001 per share, issued and outstanding, respectively.

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

  CELLULAR BIOMEDICINE GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
AS OF SEPTEMBER 30, 2019 AND DECEMBER 31, 2018

	September 30,	December 31,
	2019	2018

Assets
Cash and cash equivalents	$29,035,677	$52,812,880
Restricted cash	17,000,000	-
Accounts receivable, less allowance for doubtful accounts of nil
and $94,868 as of September 30, 2019 and December 31, 2018, respectively	-	787
Other receivables	591,271	101,909
Prepaid expenses	1,589,479	1,692,135
Total current assets	48,216,427	54,607,711

Investments	240,000	240,000
Property, plant and equipment, net	19,856,287	15,193,761
Right of use	14,298,613	15,938,203
Goodwill	7,678,789	7,678,789
Intangibles, net	7,521,523	7,970,692
Long-term prepaid expenses and other assets	7,640,535	5,952,193
Total assets (1)	$105,452,174	$107,581,349

Liabilities and Stockholders' Equity

Liabilities:
Short-term debt	$14,138,419	$-
Accounts payable	5,686,023	422,752
Accrued expenses	1,477,174	1,878,926
Taxes payable	28,625	28,950
Other current liabilities	4,526,594	5,710,578
Total current liabilities	25,856,835	8,041,206

Other non-current liabilities	12,545,245	14,321,751
Total liabilities (1)	38,402,080	22,362,957

Commitments and Contingencies (note 12)

Stockholders' equity:

Preferred stock, par value $.001, 50,000,000 shares
authorized; none issued and outstanding as of
September 30, 2019 and December 31, 2018, respectively	-	-

Common stock, par value $.001, 300,000,000 shares authorized;
20,327,722 and 19,120,781 issued; and 19,272,223 and 18,119,282 outstanding,
as of September 30, 2019 and December 31, 2018, respectively	20,328	19,121
Treasury stock at cost; 1,055,499 and 1,001,499 shares of common stock	(14,992,694)	(13,953,666)
as of September 30, 2019 and December 31, 2018, respectively
Additional paid in capital	271,074,752	250,604,618
Accumulated deficit	(187,279,880)	(149,982,489)
Accumulated other comprehensive loss	(1,772,412)	(1,469,192)
Total stockholders' equity	67,050,094	85,218,392

Total liabilities and stockholders' equity	$105,452,174	$107,581,349
_______________

(1)
The Company’s consolidated assets as of September 30, 2019 and December 31, 2018 included $51,034,182 and $40,254,691, respectively, of assets of variable interest entities, or VIEs, that can only be used to settle obligations of the VIEs. Each of the following amounts represent the balances as of September 30, 2019 and December 31, 2018, respectively. These assets include cash and cash equivalents of $9,321,832 and $2,376,974; other receivables of $194,401 and $61,722; prepaid expenses of $1,505,430 and $1,497,072; property, plant and equipment, net, of $19,235,794 and $14,280,949; right of use of $13,835,356 and $15,431,554; intangibles of $1,261,095 and $1,412,375; and long-term prepaid expenses and other assets of $5,680,274 and $5,194,045. The Company’s consolidated liabilities as of September 30, 2019 and December 31, 2018 included $32,626,648 and $20,548,793, respectively, of liabilities of the VIEs whose creditors have no recourse to the Company. These liabilities include short-term debt of $14,138,419 and nil; accounts payable of $1,554,366 and $359,980; other payables of $3,826,350 and $4,937,541; payroll accrual of $960,435 and $1,367,658, which mainly includes bonus accrual of $956,387 and $1,358,709; deferred income of nil and $6,280; and other non-current liabilities of $12,147,078 and $13,877,334. See further description in Note 3, Variable Interest Entities.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CELLULAR BIOMEDICINE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

Net sales and revenue	$-	$70,431	$49,265	$198,705

Operating expenses:
Cost of sales	-	37,483	8,087	114,176
General and administrative	3,326,630	3,315,614	9,955,073	9,626,106
Selling and marketing	38,267	84,782	121,779	252,247
Research and development	13,126,699	6,545,490	28,157,321	17,985,997
Impairment of non-current assets	-	2,884,896	-	2,914,320
Total operating expenses	16,491,596	12,868,265	38,242,260	30,892,846
Operating loss	(16,491,596)	(12,797,834)	(38,192,995)	(30,694,141)

Other income :
Interest income, net	352,935	18,173	631,986	140,457
Other income, net	274,430	38,376	267,043	132,300
Total other income	627,365	56,549	899,029	272,757
Loss before taxes	(15,864,231)	(12,741,285)	(37,293,966)	(30,421,384)

Income taxes credit (provision)	325	(2,479)	(3,425)	(4,879)

Net loss	$(15,863,906)	$(12,743,764)	$(37,297,391)	$(30,426,263)
Other comprehensive loss:
Cumulative translation adjustment	(303,821)	(834,382)	(303,220)	(1,136,743)
Total other comprehensive loss:	(303,821)	(834,382)	(303,220)	(1,136,743)

Comprehensive loss	$(16,167,727)	$(13,578,146)	$(37,600,611)	$(31,563,006)

Net loss per share :
Basic and diluted	$(0.82)	$(0.72)	$(1.98)	$(1.76)

Weighted average common shares outstanding:
Basic and diluted	19,256,129	17,604,473	18,881,266	17,281,240

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

 CELLULAR BIOMEDICINE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

	For the Nine Months Ended
	September 30,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(37,297,391)	$(30,426,263)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	4,099,029	3,790,436
Loss on disposal of assets	32,236	4,593
Stock based compensation expense	3,109,410	3,748,082
Other than temporary impairment on long-term investments	-	29,424
Impairment on intangible assets	-	2,884,896
Allowance for doubtful account	-	83,992
Interest expense	320,709	-
Interest from pledged bank deposits	(371,671)	-
Changes in operating assets and liabilities:
Accounts receivable	763	70,155
Other receivables	(120,303)	(81,892)
Prepaid expenses	55,519	(376,821)
Long-term prepaid expenses and other assets	(1,920,077)	(333,647)
Accounts payable	4,695,220	41,791
Accrued expenses	(359,332)	396,639
Deferred income	-	(12,114)
Other current liabilities	(308,811)	541,074
Taxes payable	(325)	-
Other non-current liabilities	13,035	280,319
Net cash used in operating activities	(28,051,989)	(19,359,336)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from disposal of assets	172,007	292
Putting six-month deposits with the banks	-	(10,000,000)
Purchases of intangibles	(804,042)	(33,495)
Purchases of assets	(8,645,724)	(4,438,135)
Net cash used in investing activities	(9,277,759)	(14,471,338)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from the issuance of common stock	17,166,199	70,383,181
Proceeds from exercise of stock options	195,731	2,708,603
Proceeds from short-term debt	14,546,035	-
Interest paid	(309,410)	-
Repurchase of treasury stock	(1,039,028)	(2,536,064)
Net cash provided by financing activities	30,559,527	70,555,720

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(6,982)	(368,270)

INCREASE/(DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(6,777,203)	36,356,776
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	52,812,880	21,568,422
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$46,035,677	$57,925,198

SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for income taxes	$3,750	$4,879

	September 30,	September 30,
	2019	2018
Reconciliation of cash, cash equivalents and restricted cash in condensed consolidated statements of cash flows:
Restricted cash	$17,000,000	$-
Cash and cash equivalents	29,035,677	57,925,198

Cash, cash equivalents and restricted cash	$46,035,677	$57,925,198

 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CELLULAR BIOMEDICINE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(UNAUDITED)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

									Accumulated Other
	Common Stock		Preferred Stock		Treasury Stock		Additional	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Paid in Capital	Deficit	Income (Loss)	Total

Balance at June 30, 2019	20,301,425	$20,301	-	$-	(1,055,499)	$(14,992,694)	$270,033,960	$(171,415,974)	$(1,468,591)	$82,177,002

Restricted stock grants	20,217	21	-	-	-	-	450,092	-	-	450,113
Accrual of stock options	-	-	-	-	-	-	545,762	-	-	545,762
Exercise of stock options	6,080	6	-	-	-	-	44,938	-	-	44,944
Foreign currency translation	-	-	-	-	-	-	-	-	(303,821)	(303,821)
Net loss	-	-	-	-	-	-	-	(15,863,906)	-	(15,863,906)

Balance at September 30, 2019	20,327,722	$20,328	-	$-	(1,055,499)	$(14,992,694)	$271,074,752	$(187,279,880)	$(1,772,412)	$67,050,094

									Accumulated Other
	Common Stock		Preferred Stock		Treasury Stock		Additional	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Paid in Capital	Deficit	Income (Loss)	Total

Balance at June 30, 2018	17,503,238	$17,503	-	$-	(560,768)	$(6,513,993)	$206,839,350	$(128,719,496)	$(691,864)	$70,931,500

Common stock issued with PPM	1,458,257	1,458	-	-	-	-	39,875,202	-	-	39,876,660
Restricted stock grants	30,538	31	-	-	-	-	426,256	-	-	426,287
Accrual of stock options	-	-	-	-	-	-	844,181	-	-	844,181
Exercise of stock options	101,210	101	-	-	-	-	1,542,740	-	-	1,542,841
Foreign currency translation	-	-	-	-	-	-	-	-	(834,382)	(834,382)
Net loss	-	-	-	-	-	-	-	(12,743,764)	-	(12,743,764)

Balance at September 30, 2018	19,093,243	$19,093	-	$-	(560,768)	$(6,513,993)	$249,527,729	$(141,463,260)	$(1,526,246)	$100,043,323

 Note: No dividend was declared for the three months ended September 30, 2019 and 2018.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CELLULAR BIOMEDICINE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

									Accumulated Other
	Common Stock		Preferred Stock		Treasury Stock		Additional	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Paid in Capital	Deficit	Income (Loss)	Total

Balance at December 31, 2018	19,120,781	$19,121	-	$-	(1,001,499)	$(13,953,666)	$250,604,618	$(149,982,489)	$(1,469,192)	$85,218,392

Common stock issued with public offering	1,106,961	1,107	-	-	-	-	17,165,092	-	-	17,166,199
Restricted stock grants	77,737	78	-	-	-	-	1,194,275	-	-	1,194,353
Accrual of stock options	-	-	-	-	-	-	1,915,057	-	-	1,915,057
Exercise of stock options	22,243	22	-	-	-	-	195,710	-	-	195,732
Treasury stock purchase	-	-	-	-	(54,000)	(1,039,028)	-	-	-	(1,039,028)
Foreign currency translation	-	-	-	-	-	-	-	-	(303,220)	(303,220)
Net loss	-	-	-	-	-	-	-	(37,297,391)	-	(37,297,391)

Balance at September 30, 2019	20,327,722	$20,328	-	$-	(1,055,499)	$(14,992,694)	$271,074,752	$(187,279,880)	$(1,772,412)	$67,050,094

									Accumulated Other
	Common Stock		Preferred Stock		Treasury Stock		Additional	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Paid in Capital	Deficit	Income (Loss)	Total

Balance at December 31, 2017	15,615,558	$15,616	-	$-	(426,794)	$(3,977,929)	$172,691,339	$(111,036,997)	$(389,503)	$57,302,526

Common stock issued with PPM	3,177,581	3,178	-	-	-	-	70,380,003	-	-	70,383,181
Restricted stock grants	66,620	66	-	-	-	-	1,308,129	-	-	1,308,195
Accrual of stock options	-	-	-	-	-	-	2,439,887	-	-	2,439,887
Exercise of stock options	233,484	233	-	-	-	-	2,708,371	-	-	2,708,604
Treasury stock purchase	-	-	-	-	(133,974)	(2,536,064)		-	-	(2,536,064)
Foreign currency translation	-	-	-	-	-	-	-	-	(1,136,743)	(1,136,743)
Net loss	-	-	-	-	-	-	-	(30,426,263)	-	(30,426,263)

Balance at September 30, 2018	19,093,243	$19,093	-	$-	(560,768)	$(6,513,993)	$249,527,729	$(141,463,260)	$(1,526,246)	$100,043,323

 Note: No dividend was declared for the nine months ended September 30, 2019 and 2018.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CELLULAR BIOMEDICINE GROUP, INC.
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF BUSINESS

As used in this quarterly report, "we", "us", "our", "CBMG", "Company" or "our company" refers to Cellular Biomedicine Group, Inc. and, unless the context otherwise requires, all of its subsidiaries and variable interest entities.

Overview

We are a clinical-stage biopharmaceutical company committed to using our proprietary cell-based technologies to develop immunotherapies for the treatment of cancer and stem cell therapies for the treatment of degenerative diseases. We view ourselves as a leader in cell therapy industry through our diverse, multi-target, broad pipeline ranging from immune-oncology, featuring CAR-T, TCR-T and TIL to regenerative medicine. Our focus is to bring our potentially best-in-class products to market while also aiming to reduce the manufacturing cycle time, the aggregate cost and ensure quality products of cell therapies. We provide comprehensive and integrated research and manufacturing services throughout the discovery, development and manufacturing spectrum for cell-based technologies. We have two major components to our global strategy. Firstly, we intend on developing our own internal pipeline, focusing on immune cell therapy, regenerative medicine, as well as other innovative biotechnology modalities that can leverage our infrastructure, human capital and intellectual property. Secondly, we plan to partner with leading companies to monetize our innovative technologies in markets where we do not have presence and may also seek to bring their technologies to where we have infrastructure.

Our end-to-end platform enables discovery, development and manufacturing of cell-based therapies from concept to commercial manufacturing in a cost-efficient manner. The manufacturing and delivery of cell therapies involve complex, integrated processes, comprised of harvesting T cells from patients, T cell isolation, activation, viral vector transduction and Good Manufacture Practice (GMP) grade purification. Our in-house cell therapy manufacturing is comprised of semi-automated, fully enclosed system and can manufacture high quality plasmids, serum-free reagents as well as viral vectors for our immune-oncology products. Because we are vertically integrated we are able to reduce the aggregate cost of cell therapies. We plan to build out our manufacturing capacity to scale for commercial supply at an economical cost. We hone our manufacturing process in our GMP facilities in China to address cycle time reduction, improved quality assurance and control, efficiency and our therapies’ efficacy. Our other objective on institutionalizing our manufacturing process is portability and ease of tech transfer to other facilities and ease of deployment in diversed locations.

Our technologies include two major cell platforms:

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
a.
Allogenic haMPC on Knee Osteoarthritis; and
b.
Autologous haMPC on Knee Osteoarthritis.

Our initial target market is China, where we believe that our cell-based therapies will be able to help patients with high unmet medical needs. For hematological cancer we:

●
have finished enrolling patients for the first cohort in a Phase I dose escalation clinical study for our anti-B cell maturation antigen, or anti-BCMA, CAR-T therapy for the treatment of multiple myeloma in China. Currently we are enrolling patients for the second cohort in China. The Phase 1a clinical study will enroll 22 patients in several stratified cohorts and has been expanded into multiple clinical sites. We have submitted our IND dossier to the NMPA for approval for the Phase 1b study and are waiting for feedback.

●
Plan to initiate first-in-human non-Hodgkin lymphoma clinical trials in China for our CD19 and CD20 bi-specific CAR by the end of 2019.

●
Have achieved the first-in-human milestone and continuing patient recruitment in China for our Phase 1 investigator initiated clinical trial of anti-CD20 Chimeric Antigen Receptor T-Cell (“CAR-T”) targeting anti-CD19 antibody or CAR-T treated, relapsed diffuse large B-cell lymphoma (“DLBCL”) and small B-cell lymphoma patients.

 For solid tumors:

●
The clinical trial of Alpha-fetoprotein T-cell receptor (“AFP-TCR-T”) targeting hepatocellular carcinoma (“HCC”) has been approved by the local hospital and starting to screen and enroll patients in HCC; and

●
We plan to launch Non-small cell lung cancer (“NSCLC”) TIL clinical trials in the U.S. within a year.

If the data of our certain China based, immuno-oncology clinical trials proves to be positive, our intentions are to submit Investigational New Drug (“IND”) applications with the United States Food and Drug Administration (“FDA”) in order to conduct clinical trials in the United States.

On the regenerative medicine development we have been approved by the National Medical Products Administration, or NMPA, in China to initiate a Phase II clinical trial of AlloJoin®, our allogenic haMPC therapy for the treatment of knee osteoarthritis, which represents the first stem cell drug application approved by the NMPA for a Phase II clinical trial in knee osteoarthritis since the NMPA clarified its cell therapy regulations in December 2017. We launched our Phase II Allojoin clinical trial on September 12, 2019. Using data from our Phase IIb clinical studies before the NMPA clarified its cell therapy regulations, we have submitted our IND application with the NMPA for our autologous knee osteoarthritis and are awaiting feedback. We have also been approved by the NMPA in China to initiate a Phase II clinical trial of ReJoin®, our autologous haMPC therapy for the treatment of knee osteoarthritis.

In addition to our own internal clinical pipelines, we have formed, and plan to continue to seek partnerships with other cell therapy focused companies as it pertains to building out their technology in the Chinese market. Our comprehensive capabilities have attracted inbound inquiries from global pharmaceutical companies seeking to improve the efficiency of their drug development process and/or to co-develop their therapeutic products by initially conducting investigator initiated trials in China, and upon verification on proof of concept to launch clinical trials in U.S. and in China. We believe that we are positioned to capture opportunities from the rapid expansion of global pharmaceutical companies by leveraging our focus on cell manufacturing process improvement, which offers the benefits of improving product quality and creates cost savings. Positioned at the forefront of science, we believe our established clinical network in China will enable us to collaborate with those global firms as they seek to enter the Chinese market, to develop in-house capabilities and infrastructure, and to improve efficiency throughout the drug development process.

In September 2018, we executed a License and Collaboration Agreement (hereinafter “Novartis LCA”) with Novartis AG to manufacture and supply their FDA-approved CAR-T cell therapy product Kymriah® in China. Pursuant to the Novartis LCA agreement, we also granted Novartis a worldwide license to certain of our CAR-T intellectual property for the development, manufacturing and commercialization of CAR-T products. We are entitled to an escalating single digit percentage royalty of Kymriah®’s net sales in China. CBMG is responsible for the cost of bi-directional technology transfers between the two companies. We will receive collaboration payments equal to a single-digit escalating percentage of net sales of Kymriah® in China, subject to certain caps set forth under the Novartis LCA, for sales in diffuse large B-cell lymphoma and pediatric acute lymphoblastic leukemia indications and up to a maximum amount to be agreed upon for sales in other indications. We are also obligated to assist Novartis with the development of Kymriah® in China as Novartis may request and are responsible for a certain percentage of the total development cost for development of Kymriah® in China for indications other than diffuse large B-cell lymphoma and pediatric acute lymphoblastic leukemia indications.

On October 2, 2018, we executed a non-exclusive license agreement with the U.S. National Cancer Institute (“NCI”) for ten tumor infiltrating lymphocytes patents, pursuant to which we acquired rights to the worldwide development, manufacture and commercialization of autologous, tumor-reactive lymphocyte adoptive cell therapy products, isolated from tumor infiltrating lymphocytes for the treatment of non-small cell lung, stomach, esophagus, colorectal, and head and neck cancer(s) in humans. We agreed to pay certain license fees for such right, including (i) an initial upfront cash payment; (ii) a de minimus non-refundable annual royalty that may be credited against any earned royalties due from net sales; (iii) a small single-digit percentage of net sales of the licensed products, payable on a semi-annual basis, which may be adjusted downward in the event that the Company must pay a license fee to a third party; (iv) an additional small single-digit sublicense fee on the fair market value of any consideration received for granting a sublicense; and (v) milestone payment component tied to certain clinical and commercial developments. We have a unilateral right to terminate the License Agreement. The NCI has the right to terminate the License Agreement if CBMG (i) commits material breach; (ii) fails to use commercially reasonable effort in developing the licensed products or processes; (iii) fails to achieve certain performance benchmarks; (iv) willfully makes a false statement; (v) is not keeping licensed products or processes reasonably available to the public after commercial use; (vi) cannot reasonably satisfy unmet health and safety needs; or (vii) cannot meet certain requirements by federal regulations. The agreement became effective upon execution by both parties and will expire upon the expiration of the last to expire of patent rights licensed pursuant thereto. Other than an initial upfront payment and a de minimus annual royalty payment, the Company has not paid any royalty under the License Agreement as of the date of this report.

In order to expedite fulfillment of patient treatment, we have been actively developing technologies and products with strong intellectual property protection. CBMG’s world-wide exclusive license to the T Cell patent rights owned by the Augusta University provides an opportunity to expand the application of CBMG’s cancer therapy-enabling technologies and to initiate clinical trials with leading cancer hospitals.  On February 14, 2019, Augusta University granted us an exclusive, world-wide license with sublicense rights to its patent rights to Human Alpha Fetoprotein-Specific T Cell Receptor modified T cells (AFP TCR-T). In consideration for the license granted, the Company agreed to pay the university a one-time, non-refundable, non-creditable license fee within 30 days of execution of the license agreement and a single digit percent of running royalty on net sales of the licensed products. The Company also agreed to (a) use its commercially reasonable efforts to develop and conduct such research, development and validation studies as necessary or desirable to obtain all regulatory approvals to manufacture and market the licensed products in at least one country in certain major markets listed in the license agreement, and (b) upon receipt of such approvals, to use commercially reasonable efforts to market, each licensed product in such country. The Company, at its sole expense, has the obligation to fund the costs of all research, development, preclinical and clinical trials, regulatory approval and commercialization of the licensed products. The license agreement will expire upon the termination of the Company’s obligation to pay royalty pursuant to the terms thereof. Upon expiration of the term, the license granted the Company will survive the expiration of the Agreement, and convert to a perpetual, fully paid up license. The Company may terminate the agreement, in its sole discretion, upon thirty (30) days prior written notice to Augusta University and either party may terminate the agreement upon or after the breach of a material provision of the agreement that is not cured within 45 days after notice thereof by the non-breaching party. The Company has not paid any remaining royalty since there have not been any sales of Licensed products as of the date of this report.

Corporate History

Headquartered in New York, the Company is a Delaware biopharmaceutical company focused on developing treatment for cancer and orthopedic diseases for patients in China. We also plan to develop our products targeting certain solid tumor and other cancer indications in the United States. The Company started its regenerative medicine business in China in 2009 and expanded to CAR-T therapies in 2014.

NOTE 2 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”) for reporting on Form 10-Q. Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements herein. The unaudited Condensed Consolidated Financial Statements herein should be read in conjunction with the historical consolidated financial statements of the Company for the years ended December 31, 2018 and 2017 included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 and 2017. Operating results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.

Principles of Consolidation

Our unaudited condensed consolidated financial statements reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of our financial position and results of operations. Such adjustments are of a normal recurring nature, unless otherwise noted. The balance sheet as of September 30, 2019 and the results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of the results to be expected for any future period.

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

Liquidity and Going Concern

Although management believes it can secure financial resources to satisfy the Company's current liabilities and the capital expenditure needs in the next 12 months, there are no guarantees that these financial resources will be secured. Therefore, there is a substantial doubt about the ability of the Company to continue as a going concern that it may be unable to realize its assets and discharge its liabilities in the normal course of business. The condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Recent Accounting Pronouncements

Accounting pronouncements adopted during the nine months ended September 30, 2019

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

In July 2017, the FASB issued ASU No. 2017-11, “Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Non-controlling Interests with a Scope Exception” (“ASU 2017-11”), which addresses the complexity of accounting for certain financial instruments with down round features. Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced on the basis of the pricing of future equity offerings. Current accounting guidance creates cost and complexity for entities that issue financial instruments (such as warrants and convertible instruments) with down round features that require fair value measurement of the entire instrument or conversion option. The amendments in Part I of this ASU are effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The adoption of the ASU 2017-11 did not have a material impact on the Company’s consolidated financial statements.

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

NOTE 3 – VARIABLE INTEREST ENTITIES

Variable interest entities (“VIEs”) are those entities in which a company, through contractual arrangements, bears the risk of, and enjoys the rewards normally associated with ownership of the entity, and therefore the Company is the primary beneficiary of the entity. Cellular Biomedicine Group Ltd (Shanghai) (“CBMG Shanghai”) and all of its subsidiaries are VIEs, through which the Company conducts stem cell and immune therapy research and clinical trials in China. The registered shareholders of CBMG Shanghai are Lu Junfeng and Chen Mingzhe, who together own 100% of the equity interests in CBMG Shanghai. The initial capitalization and operating expenses of CBMG Shanghai are funded by our wholly foreign-owned enterprise (“WFOE”), Cellular Biomedicine Group Ltd. (Wuxi) (“CBMG Wuxi”). The registered capital of CBMG Shanghai is ten million RMB and was incorporated on October 19, 2011. Agreen Biotech Co. Ltd. (“AG”) was 100% acquired by CBMG Shanghai in September 2014. AG was incorporated on April 27, 2011 and its registered capital is five million RMB. In January 2017, CBMG Shanghai established two fully owned subsidiaries - Wuxi Cellular Biopharmaceutical Group Ltd. (“Wuxi SBM”) and Shanghai Cellular Biopharmaceutical Group Ltd (“Shanghai SBM”), which are located in Wuxi and Shanghai respectively.

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

The Company has aggregated the financial information of CBMG Shanghai and its subsidiaries in the table below. The aggregate carrying value of assets and liabilities of CBMG Shanghai and its subsidiaries (after elimination of intercompany transactions and balances) in the Company’s condensed consolidated balance sheets as of September 30, 2019 and December 31, 2018 are as follows:

	September 30,	December 31,
	2019	2018
Assets
Cash	$9,321,832	$2,376,974
Other receivables	194,401	61,722
Prepaid expenses	1,505,430	1,497,072
Total current assets	11,021,663	3,935,768

Property, plant and equipment, net	19,235,794	14,280,949
Right of use	13,835,356	15,431,554
Intangibles	1,261,095	1,412,375
Long-term prepaid expenses and other assets	5,680,274	5,194,045
Total assets	$51,034,182	$40,254,691

Liabilities
Short-term debt	$14,138,419	$-
Accounts payable	1,554,366	359,980
Other payables	3,826,350	4,937,541
Accrued payroll *	960,435	1,367,658
Deferred income	-	6,280
Total current liabilities	$20,479,570	$6,671,459

Other non-current liabilities	12,147,078	13,877,334
Total liabilities	$32,626,648	$20,548,793

* Accrued payroll mainly includes bonus accrual of $956,387 and $1,358,709 as of September 30, 2019 and December 31, 2018, respectively.

NOTE 4 – RESTRICTED CASH AND SHORT-TERM DEBT

On January 19, 2019, Shanghai Cellular Biopharmaceutical Group Ltd., a wholly owned subsidiary of the Company (“SH SBM”) entered into a credit agreement (the “Credit Agreement”) with China Merchants Bank, Shanghai Branch (the “Merchants Bank”). Pursuant to the Credit Agreement, the Merchants Bank agreed to extend credit of up to RMB 100 million (approximately $14.5 million) to SH SBM via revolving and/or one-time credit lines. The types of credit available under the Credit Agreement, include, but not limited to, working capital loans, trade financing, commercial draft acceptance, letters of guarantee and derivative transactions. The credit period under the Credit Agreement runs until December 30, 2019. As of September 30, 2019, all $14 million had been drawn down under the Credit Agreement.

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

The details of the bank borrowings as of September 30, 2019 and December 31, 2018 are as follows:

				As of September 30, 2019	As of December 31, 2018
Lender	Inception date	Maturity date	Interest rate	USD	USD

Merchants Bank	January 21, 2019 ~ January 31, 2019	January 21, 2020 ~ January 31, 2020	4.785%	$3,448,559	$-
Merchants Bank	February 22, 2019 ~ June 24, 2019	February 22, 2020 ~ June 24, 2020	4.35%	10,689,860	-

				$14,138,419	$-

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT

As of September 30, 2019 and December 31, 2018, property, plant and equipment, carried at cost, consisted of the following:

	September 30, 2019	December 31, 2018

Office equipment	$126,287	$101,608
Manufacturing equipment	12,702,713	7,636,905
Computer equipment	526,079	426,507
Leasehold improvements	14,643,215	12,861,186
Construction work in process	584,466	1,030,760
	28,582,760	22,056,966
Less: accumulated depreciation	(8,726,473)	(6,863,205)
	$19,856,287	$15,193,761

 For the three and nine months ended September 30, 2019, depreciation expense was $1,078,614 and $3,017,685, respectively, as compared to $857,768 and $2,445,470 for the three and nine months ended September 30, 2018, respectively.

NOTE 6 – INVESTMENTS

The Company’s investments represent the investment in equity securities listed in Over-The-Counter (“OTC”) markets of the United States of America:

September 30, 2019 and December 31, 2018	Cost	Gross Unrealized Gains/(losses)	Gross Unrealized Losses more than 12 months	Gross Unrealized Losses less than 12 months	Market or Fair Value

Equity position in Arem Pacific Corporation	$480,000	$-	$(240,000)	$-	$240,000

There were no unrealized holding gains or losses for the investments that were recognized in other comprehensive income for the three and nine months ended September 30, 2019 and 2018.

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

Assets measured at fair value within Level 2 on a recurring basis as of September 30, 2019 and December 31, 2018 are summarized as follows:

As of September 30, 2019 and December 31, 2018
Fair Value Measurements at Reporting Date Using:
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Equity position in Arem Pacific Corporation	$240,000	$-	$240,000	$-

 No shares were acquired in the nine months ended September 30, 2019 and 2018.

As of September 30, 2019 and December 31, 2018, the Company holds 8,000,000 shares in Arem Pacific Corporation, 2,942,350 shares in Alpha Lujo, Inc. (“ALEV”) and 2,057,131 shares in Wonder International Education and Investment Group Corporation (“Wonder”), respectively.  Full impairment has been provided for shares of ALEV and Wonder. All investments held by the Company at September 30, 2019 and December 31, 2018 have been valued based on level 2 inputs due to the limited trading of these companies.

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

Most of our intellectual properties are developed internally. Because we do not capitalize our research and development expenses related to our home-grown intellectual properties, as of September 30, 2019, the intellectual properties acquired from the Agreen acquisition still accounted for the majority of the net book value of our intangible assets. We continue to apply the acquired Agreen intellectual properties in our immune-oncology research and development activities. As such there is no impairment on the continued use of the acquired Agreen intellectual properties.

As of September 30, 2019 and December 31, 2018, intangible assets, net consisted of the following:

Patents & knowhow & license
	September 30, 2019	December 31, 2018
Cost basis	$18,124,979	$17,580,368
Less: accumulated amortization	(7,960,624)	(6,950,656)
Less: impairment	(2,884,896)	(2,884,896)
	$7,279,459	$7,744,816

Software
	September 30, 2019	December 31, 2018
Cost basis	$399,442	$340,918
Less: accumulated amortization	(157,378)	(115,042)
	$242,064	$225,876

Total intangibles, net	$7,521,523	$7,970,692

All software is provided by a third party vendor and not internally developed. All our software has an estimated useful life of five years. Patents and knowhow are amortized using an estimated useful life of three to ten years. Amortization expense for the three and nine months ended September 30, 2019 was $361,377 and $1,081,344, respectively, and amortization expense for the three and nine months ended September 30, 2018 was $446,523 and $1,344,966, respectively.

Estimated amortization expense for each of the ensuing years are as follows for the years ending September 30:

Years ending September 30,	Amount
2020	$1,447,510
2021	1,442,495
2022	1,431,472
2023	1,425,592
2024 and thereafter	1,774,454
$7,521,523

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

Quantitative information regarding the Company’s leases is as follows:

The components of lease expense were as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Lease cost
Operating lease cost	692,842	667,696	2,108,722	2,007,753
Short-term lease cost	57,672	11,889	159,054	620,687
Total lease cost	750,514	679,585	2,267,776	2,628,440

Supplemental cash flow information related to leases was as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

Cash paid for the amounts included in the measurement of lease liabilities for operating leases:
Operating cashflows	261,665	67,190	2,792,648	2,410,111

Supplemental balance sheet information related to leases was as follows:

	September 30, 2019	December 31, 2018

Operating lease right-of-use assets	14,298,613	15,938,203
Other current liabilities	2,016,345	1,874,270
Other non-current liabilities	12,282,268	14,063,933

Weighted Average Remaining Lease Term (in years): Operating leases	7.0	7.7

Weighted Average Discount Rate: Operating leases	5%	5%

As of September 30, 2019, the Company has the following future minimum lease payments due under the foregoing lease agreements:

Years ending September 30,	Amount
2020	$2,888,628
2021	2,418,269
2022	2,406,065
2023	2,432,871
2024 and thereafter	7,328,579

$17,474,412

NOTE 10 – RELATED PARTY TRANSACTIONS

The Company advanced petty cash to officers for business travel purpose.  As of September 30, 2019 and December 31, 2018, other receivables due from officers for business travel purpose was nil.

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

During the three and nine months ended September 30, 2019, the Company expensed $545,762 and $1,915,057 associated with unvested option awards and $450,113 and $1,194,353 associated with restricted common stock issuances, respectively. During the three and nine months ended September 30, 2018, the Company expensed $844,181 and $2,439,887 associated with unvested option awards and $426,287 and $1,308,195 associated with restricted common stock issuances, respectively.

During the three and nine months ended September 30, 2019, options for 6,080 and 22,243 underlying shares were exercised on a cash basis, and 6,080 and 22,243 shares of the Company’s common stock were issued accordingly. During the three and nine months ended September 30, 2018, options for 101,210 and 233,484 underlying shares were exercised on a cash basis, and 101,210 and 233,484 shares of the Company’s common stock were issued accordingly.

During the three and nine months ended September 30, 2019, 20,217 and 77,737 of the Company's restricted common stock were issued to directors, employees and advisors, respectively. During the three and nine months ended September 30, 2018, 30,538 and 66,620 of the Company's restricted common stock were issued to directors, employees and advisors, respectively.

As previously disclosed on a Current Report on Form 8-K filed on June 1, 2017, the Company authorized a share repurchase program (the “2017 Share Repurchase Program”), pursuant to which the Company may, from time to time, purchase shares of its common stock for an aggregate purchase price not to exceed $10 million under which approximately $6.52 million in shares of common stock were repurchased. On October 10, 2018, the Company commenced a share repurchase program (the “2018 Share Repurchase Program”), pursuant to which the Company may, from time to time, purchase shares of its common stock for an aggregate purchase price not to exceed approximately $8.48 million.  We completed all of our repurchase plans on March 31, 2019 for a grand total of 1,055,499 shares for a total purchase price of $14.99 million.

For the three and nine months ended September 30, 2019, the Company repurchased nil and 54,000 shares of the Company’s common stock with the total cost of nil and $1,039,028, respectively. For the three and nine months ended September 30, 2018, the Company repurchased nil and 133,974 shares of the Company’s common stock with the total cost of nil and $2,536,064, respectively. Details are as follows:

	Total number of shares purchased	Average price paid per share

Treasury stock as of December 31, 2018	1,001,499	$13.93
Repurchased from January 1, 2019 to March 31, 2019	54,000	$19.24
Repurchased from April 1, 2019 to June 30, 2019	-	$-
Repurchased from July 1, 2019 to September 30, 2019	-	$-

Treasury stock as of September 30, 2019	1,055,499	$14.20

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Capital commitments

As of September 30, 2019, the capital commitments of the Company are summarized as follows:

September 30, 2019

Contracts for acquisition of equipment and facility improvement being or to be executed	$1,667,609

NOTE 13 – STOCK BASED COMPENSATION

Our stock-based compensation arrangements include grants of stock options and restricted stock awards under our equity incentive plans, including the “2009 Plan”,“2011 Plan”, “2013 Plan”,the “2014 Plan” and the “2019 Plan” (collectively, the “Plans”), and certain awards granted outside of these plans. The compensation cost that has been charged against income related to stock options for the three and nine months ended September 30, 2019 was $545,762 and $1,915,057, respectively, and for the three and nine months ended September 30, 2018 was $844,181 and $2,439,887, respectively. The compensation cost that has been charged against income related to restricted stock awards for the three and nine months ended September 30, 2019 was $450,113 and $1,194,353, respectively, and for the three and nine months ended September 30, 2018 was $426,287 and $1,308,195, respectively.

As of September 30, 2019, there was $2,752,242 all unrecognized compensation cost related to an aggregate of 306,865 of non-vested stock option awards and $3,372,388 related to an aggregate of 255,814 of non-vested restricted stock awards.  These costs are expected to be recognized over a weighted-average period of 1.25 years for the stock options awards and 1.36 years for the restricted stock awards.

During the three months ended September 30, 2019, the Company issued options to purchase an aggregate of 13,000 shares of the Company’s common stock under the Plans. The grant date fair value of these options was $137,121 using Black-Scholes option valuation models with the following assumptions: exercise price equal to the grant date stock price or average selling prices over the 30-business day period preceding the date of grant ranging from $13.54 to $15.77, volatility ranging from 87.44% to 87.85%, expected life of 6.0 years, and risk-free rate ranging from 1.46% to 1.85%. The Company is expensing these options on a straight-line basis over the requisite service period.

During the nine months ended September 30, 2019, the Company issued options to purchase an aggregate of 53,907 shares of the Company’s common stock under the Plans. The grant date fair value of these options was $625,039 using Black-Scholes option valuation models with the following assumptions: exercise price equal to the grant date stock price or average selling prices over the 30-business day period preceding the date of grant ranging from $13.54 to $17.13, volatility ranging from 87.38% to 88.03%, expected life of 6.0 years, and risk-free rate ranging from 1.46% to 2.36%. The Company is expensing these options on a straight-line basis over the requisite service period.

During the three months ended September 30, 2018, the Company issued options to purchase an aggregate of 16,000 shares of its common stock under the Plans. The grant date fair value of these options was $208,940 using Black-Scholes option valuation models with the following assumptions: exercise price equal to the grant date stock price or average selling prices over the 30-business day period preceding the date of grant ranging from $20.6 to $23.55, volatility ranging from 65.15% to 66.34%, expected life of 6.0 years, and risk-free rate ranging from 2.86% to 3.00%. The Company is expensing these options on a straight-line basis over the requisite service period.

During the nine months ended September 30, 2018, the Company issued options to purchase an aggregate of 206,682 shares of its common stock to officers, directors and employees under the Plans. The grant date fair value of these options was $2,809,655 using Black-Scholes option valuation models with the following assumptions: exercise price equal to the grant date stock price or average selling prices over the 30-business day period preceding the date of grant ranging from $14.5 to $23.55, volatility ranging from 65.15% to 90.43%, expected life of 6.0 years, and risk-free rate ranging from 2.33% to 3.00%. The Company is expensing these options on a straight-line basis over the requisite service period.

The following table summarizes stock option activity as of September 30, 2019 and December 31, 2018 and for the nine months ended September 30, 2019:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Outstanding at December 31, 2018	1,828,866	$12.41	6.5	$11,496,058
Grants	53,907
Forfeitures	(63,014)
Exercises	(22,243)
Outstanding at September 30, 2019	1,797,516	$12.36	5.8	$7,765,702

Vested and exercisable at September 30, 2019	1,490,651	$11.84	5.3	$7,269,602

Exercise	Number of Options
Price	Outstanding	Exercisable

$3.00 - $4.95	185,547	185,547
$5.00 - $9.19	448,604	430,760
$9.20 - $15.00	520,115	387,404
$15.01 - $20.00	488,250	344,640
$20.10+	155,000	142,300
	1,797,516	1,490,651

The aggregate intrinsic value for stock options outstanding is defined as the positive difference between the fair market value of our common stock and the exercise price of the stock options.

Cash received from option exercises under all share-based compensation arrangements for the three and nine months ended September 30, 2019 was $44,944 and $195,732, respectively, as compared to $1,542,840 and $2,708,603 for the three and nine months ended September 30, 2018, respectively.

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

NOTE 14 – NET LOSS PER SHARE

Basic and diluted net loss per common share is computed on the basis of our weighted average number of common shares outstanding, as determined by using the calculations outlined below:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

Net loss	$(15,863,906)	$(12,743,764)	$(37,297,391)	$(30,426,263)

Weighted average shares of common stock	19,256,129	17,604,473	18,881,266	17,281,240
Dilutive effect of stock options	-	-	-	-
Restricted stock vested not issued	-	-	-	-
Common stock and common stock equivalents	19,256,129	17,604,473	18,881,266	17,281,240

Net loss per basic and diluted share	$(0.82)	$(0.72)	$(1.98)	$(1.76)

For the three and nine months ended September 30, 2019 and 2018, the effect of conversion and exercise of the Company’s outstanding options are excluded from the calculations of dilutive net income (loss) per share as their effects would have been anti-dilutive since the Company had generated losses for the three and nine months ended September 30, 2019 and 2018.

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

The Company considers all available evidence to determine whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become realizable. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carry-forward periods), and projected taxable income in assessing the realizability of deferred tax assets. In making such judgments, significant weight is given to evidence that can be objectively verified. Based on all available evidence, in particular our three-year historical cumulative losses, recent operating losses and U.S. pre-tax loss for the three and nine months ended September 30, 2019, we recorded a valuation allowance against our U.S. and China net deferred tax assets.

In each period since inception, the Company has recorded a valuation allowance for the full amount of net deferred tax assets, as the realization of deferred tax assets is uncertain. As a result, the Company has not recorded any federal or state income tax benefit in the consolidated statements of operations and comprehensive income (loss).

Implemented on December 22, 2017, pursuant to the new Tax Cut and Jobs Act (H.R.1), the non-operating loss (“NOL”) carry back period was eliminated and an indefinite carry forward period is permissable. We have a NOL of $34 million as of September 30, 2019.

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

As of September 30, 2019, all the deferred income tax expense is offset by changes in the valuation allowance pertaining to the Company's existing net operating loss carryforwards due to the unpredictability of future profit streams prior to the expiration of the tax losses.

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

NOTE 17 – SUBSEQUENT EVENTS

On October 1, 2019, the Company entered into a lease agreement with IPX Medical Center Drive Investors, LLC, (the “Rockville Lease”) pursuant to which the Company leased approximately 22,477 rentable square feet in the building known as 9605 Medical Center Drive, Rockville, Maryland (the “Rockville” site or facility) for office and laboratory purposes. We plan to use the Rockville site for our expanded research and development, and GMP manufacturing for our U.S. clinical trials.

The term of the lease is 10 years and 9 months, anticipated to commence on or about April 1, 2020. Subject to a 9-month “rent holiday” renovation period, the base rent for the first year of the term shall equal $764,218.00 per annum. Base rent is subject to annual increases of 2.5%. Upon execution of the Rockville Lease the Company paid $254,739.32 as security deposit. The Rockville Lease provides a construction allowance of approximately $2,922,010.00 to renovate the Rockville Site for the Company’s intended use and occupancy.

On October 12, 2019, the board of directors of the Company elected Edward Schafer as a non-executive Class I director of the Company. Mr. Schafer was also elected to serve as a member of the Audit Committee.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis summarizes the significant factors affecting our results of operations, financial condition and liquidity position for the three and nine months ended September 30, 2019 and 2018, and should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this filing.

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

●
the obsolescence of the hematological cell therapy technologies;

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

●
our plans to continue to develop and expand our manufacturing facilities; and

●
the additional risks, uncertainties and other factors described under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018 and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2019 and June 30, 2019.

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

Recent Developments

●
On January 8, 2019, we initiated patient recruitment for the clinical study of anti-B Cell Maturation Antigen (Anti-BCMA) Chimeric Antigen Receptor T-Cell (CAR-T) therapy targeting Multiple Myeloma in China.

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

●
On June 17, 2019, we initiated a Phase I clinical trial of anti-CD20 CAR-T targeting previously anti-CD19 CAR-T treated, relapsed diffuse large B-cell lymphoma (“DLBCL”) and small B-cell lymphoma patients in China, and dosed the first CD19 CAR-T relapsed DLBCL patient.

●
On July 3, 2019, we submitted our BCMA multiple myeloma (“MM”) Pre-IND meeting request with the CDE.

●
On July 4, 2019, we submitted our autologous haMPC KOA Phase II IND filing with the NMPA under the new regulation.  Previously we have completed Phase II clinical study in China while the regulation was being codified; and

●
Our CD20-CD19 bi-specific CARs have shown desired in vitro and in vivo anti-tumor activity. We plan to introduce an improved CAR-T manufacturing process with reduced manufacturing duration and better product quality for the BCMA clinical trial as well as for the bi-specific CD20-CD19 CARs targeting NHL.  Based on scientific evidence known to the public, CD20-CD19 bi-specific CARs have shown reactivity against both single positive and double positive tumor targets.

●
On July 5, 2019, we filed a shelf registration statement on Form S-3 to offer and sell from time to time, in one or more series, any of the securities of the Company, for total gross proceeds up to $200,000,000, which was declared effective by the Securities and Exchange Commission on July 16, 2019.

●
On August 27, 2019, we entered into a Facility Improvement and Process Validation Agreement with Duke University. Pursuant to the Agreement, the Company paid for improvement of Duke’s GMP facility, Duke University agreed to conduct and the Company agreed to fund a tumor infiltrating lymphocytes clinical trial.

●
On September 12, 2019, we launched our allogenic haMPC KOA Phase II clinical trial.

●
As of September 30, 2019, CBMG has a total of 11 labs (suites) that were certified as Biosafety Level-2 (BSL-2), meeting the local regulatory requirements for the handling of biological materials.

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
●
Tumor Infiltrating Lymphocytes (TIL) targeting multiple types of solid tumors with automated manufacturing technologies
●
Alpha Fetoprotein Specific TCR-T for Hepatocellular carcinoma (HCC)

●
Bifurcate our markets and launch clinical studies in the U.S. upon establishing good proof of concept in the clinical data and transfer from Shanghai to the States our quick cycle-time, highly differentiated, proprietary manufacturing process comprised of automation, closed system;

●
Advance our Rockville site’s research and development and manufacturing to support our clinical development in the U.S.;

●
Assess the feasibility of expanding our stem cell platform to include dermatology;

●
Execute clinical trial sponsorship with U.S. based Principal Investigators (PI) to develop our clinical assets in the U.S.;

●
Explore the feasibility of establishing a new R&D and clinical manufacturing site in China to adapt to our rapid business expansion and explore the addition of Contract Development and Manufacturing Organization (CDMO) business to support certain specific market-oriented business strategies ;

●
Evaluate strategy to further increase our enterprise value and expand our capital market strategy;

●
Execute the technology transfer and align the manufacturing processes with Novartis to support Novartis’ development of the Kymriah® therapy in China;

●
Explore and introduce gene therapy technology platform, product development and manufacturing for our current business to create synergy with our cell therapy pipelines;

●
Bolster R&D resources to fortify our intellectual property portfolio and scientific development;

●
Evaluate and implement a digital data tracking and storage technology system for research and development, material management, GMP production and integrated clinical data management;

●
Evaluate emerging regenerative medicine technology platform for other indications and review recent developments in the competitive landscape;

●
Strengthen our Quality Management System (QMS), centralized document control system and electronic batch recording system for quality assurance, and laboratory information management system (LMS) for quality control;

●
Leverage our QMS system and our strong scientific expertise in both US and China and collaborate with multinational pharmaceutical companies to co-develop cell therapy products in China and possibly in the U.S.; and

●
Implement ISO 27001 standard to fortify our information assets security.

Our operating expenses for the three months ended September 30, 2019 were in line with management’s plans and expectations. We have an increase in total operating expenses of approximately $3.6 million and $7.3 million, respectively, for three and nine months ended September 30, 2019, as compared to the same periods ended September 30, 2018, which was primarily attributable to increased R&D expenses in 2019.

Corporate History

Please refer to Note 1 of unaudited condensed consolidated financial statements for the corporate history.

BIOPHARMACEUTICAL BUSINESS

The biopharmaceutical business was founded in 2009 by a team of seasoned Chinese-American executives, scientists and doctors. In 2010, we established a facility designed and built to China's GMP standards in Wuxi, China and in 2012 we established a U.S. Food and Drug Administration (FDA) GMP standard protocol-compliant manufacturing facility in Shanghai. In November 2017, we opened our Zhangjiang facility in Shanghai, of which 40,000 square feet was designed and built to GMP standards and dedicated to advanced cell manufacturing. Our focus has been to serve the rapidly growing health care market initially in China by marketing and commercializing immune cell and stem cell therapeutics, related tools and products from our patent-protected homegrown and acquired cell technology, as well as by utilizing in-licensed and other acquired intellectual properties.

Our current treatment focal points are cancer and KOA.

Cancer. We are focusing our clinical development efforts on B-cell maturation antigen (BCMA)-specific, and CD20CAR-T therapies, T cells with genetically engineered T-cell receptor (TCR-Ts) and tumor infiltrating lymphocytes (TILs) technologies. In September 2018, we executed a License and Collaboration Agreement (hereinafter “Novartis LCA”) with Novartis to manufacture and supply their FDA-approved CAR-T cell therapy product Kymriah® in China. Pursuant to the Novartis LCA agreement, we also granted Novartis a worldwide license to certain of our CAR-T intellectual property for the development, manufacturing and commercialization of CAR-T products. We will enjoy an escalating single digit percentage royalty of Kymriah®’s net sales in China. CBMG is responsible for the costs of bi-directional technology transfers between the two companies. We will receive collaboration payments equal to a single-digit escalating percentage of net sales of Kymriah® in China, subject to certain caps set forth under the Novartis LCA, for sales in diffuse large B-cell lymphoma and pediatric acute lymphoblastic leukemia indications and up to a maximum amount to be agreed upon for sales in other indications. We are also obligated to assist Novartis with the development of Kymriah® in China as Novartis may request and is responsible for a certain percentage of the total development costs for development of Kymriah® in China for indications other than diffuse large B-cell lymphoma and pediatric acute lymphoblastic leukemia indications. With the execution of the Novartis Collaboration Agreement we have prioritized our efforts on working with Novartis to bring Kymriah® to patients in China as soon as practicable. In view of our collaboration with Novartis, we will no longer pursue our own ALL and DLBCL BLA submission with the NMPA. On the research and development side, we will endeavor to bring our CD19 CAR-T relapsing ALL, CD 20 CAR-T for CD19 CAR-T Relapsing NHL, BCMA CAR-T for Multiple Myeloma (MM), NKG2D CAR-T for acute myeloid leukemia (AML), AFP TCR-T for Hepatocellular carcinoma (HCC) and neoantigen reactive TIL on solid tumors, respectively, in First-in- Human trial as soon as possible. We plan to continue to leverage our manufacturing Quality Management system and our strong scientific expertise in the U.S and in China to collaborate with multinational pharmaceutical companies to co-develop cell therapies in China.

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

In January 2016, we launched the Allogeneic KOA Phase I Trial in China to evaluate the safety and efficacy of AlloJoin®, an off-the-shelf allogeneic adipose derived progenitor cell (haMPC) therapy for the treatment of KOA. On August 5, 2016, we completed patient treatment for the Allogeneic KOA Phase I trial, and on December 9, 2016, we announced interim 3-month safety data from the Allogenic KOA Phase I Trial in China. The interim analysis of the trial has preliminarily demonstrated a safety and tolerability profile of AlloJoin® in the three doses tested, and no serious adverse events (SAE) have been observed. On March 16, 2018, we announced the positive 48-week AlloJoin® Phase I data in China, which demonstrated good safety and early efficacy for the slowing of cartilage deterioration. China has finalized its cell therapy regulatory pathway in December 2017. Our AlloJoin®  IND application to conduct a Phase II clinical trial with the NMPA has been approved in January 2019 and we plan to start our AlloJoin® Phase II clinical trial as soon as practicable. On September 27, 2019 we received the ReJoin® therapy application acceptance for Phase II clinical trials by China NMPA.

CBMG established adult adipose-derived progenitor cell and Immunology/Oncology cellular therapy platforms in treating specific medical conditions and diseases. The Quality Management Systems (QMS) of CBMG have been assessed and certified as meeting the requirements of ISO 9001: 2015, and a quality manual based on GMP guidelines has been finalized. The facilities, utilities and equipment in both Zhangjiang and Wuxi Sites have been calibrated and/or qualified and in compliance with requirement of local Health Authorities. An Enterprise Quality Management System (EQMS) is installed and being qualified to facilitate the quality activities.

Our proprietary manufacturing processes and procedures include (i) banking of allogenic cellular product and intermediate product; (ii) manufacturing process of GMP-grade viral vectors; (iii) manufacturing process of GMP-grade cellular product; (iv) analytical testing to ensure the safety, identity, purity and potency of cellular products.

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

In 2019, 1,762,450 new cancer cases and 606,880 cancer deaths are projected to occur in the United States. China is the most populous country in the world with an estimated population of nearly 1.42 billion, and by year 2020 to have around 4.51 million cancer cases and 3.04 million cancer death. Global Cancer Observatory: Cancer Today. Lyon, France: International Agency for Research on Cancer. 2018. https://gco.iarc.fr/today. Accessed: 20 Feb 2019.Compared to the USA and UK, China has a 30% and 40% higher cancer mortality among which 36.4% of the cancer-related deaths were from the digestive tract cancers (stomach, liver, and esophagus cancer) and have relatively poorer prognoses.Current cancer situation in China: good or bad news from the 2018 Global Cancer Statistics Cancer Communications201939:22

Table :The main 5 most commonly diagnosed cancer types in 2018 in China, UK, USA, and worldwide. GLOBOCAN [Global Cancer Observatory: Cancer Today. Lyon, France: International Agency for Research on Cancer. 2018. https://gco.iarc.fr/today. Accessed: 20 Feb 2019.

In 2018, Lung cancer is the most diagnosed cancer type in worldwide and in China with 2,093,876 and 774,323 new cases respectively Current cancer situation in China: good or bad news from the 2018 Global Cancer Statistics? Cancer Communications201939:22.

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

Multiple myeloma accounts for 1% of all cancers and ∼10% of all hematological malignancies .Moreau P et al., Annals of Oncology 24 (Supplement 6): vi133–vi137, 2013). The global incidence of multiple myeloma rose by 126% from 1990 to 2016. East Asia (China, North Korea, and Taiwan) saw incident cases of multiple myeloma jump by 262%, which was the largest increase among any of the 21 global regions .Cowan AJ et al., JAMA Oncol. 2018;4(9):1221-1227.China is the top 2 countries with the most incident cases and deaths(16 537; 95% UI, 14 094-18 617) incident cases and 10 363 [95% UI, 9079- 11 898] deaths) ..Cowan AJ et al., JAMA Oncol. 2018;4(9):1221-1227.

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

Our Global Strategy

CBMG is a drug development company focusing on developing cell therapies first in China, to take advantage of cost efficiencies, leveraging the expeditious Investigator Initiated Trials (“IIT”) process in China, publish and share our data in major conferences and scientific journals and then address the rest-of-the world (ROW) market after safety and efficacy of those programs are established. Our goal is to develop safe and effective cellular therapies for indications that represent a large unmet need in China. We intend to use our first-mover advantage in China, against a backdrop of enhanced regulation by the central government, to differentiate ourselves from the competition and establish a leading position in the China cell therapeutic market. We intend to invest and expand our clinical research capabilities by building drug development and manufacturing infrastructure in China and in the U.S., expanding our clinical research platform, and hiring new talent and enhance our existing coverage. We believe that few competitors in China are as well-equipped as we are in the areas of clinical trial development, internationally compliant manufacturing, quality assurance and control, as well as our dedication to regulatory compliance, and process improvement.

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

In China, the Good Clinical Practice (“GCP”) compliant IIT only requires IRB approval from hospital and local approval, which is more expeditious than the traditional IND route. IITs can provide early evidences of proof of concept for novel drugs which is more time and cost efficient than the traditional IND approach. IITs are also good ways to identify and develop novel platforms. Currently, we have our own drug development pipeline in CAR-T, AFP TCR-T, TIL and KOA. Our R&D team continues to identify additional platform cell therapy technologies to develop internally or acquire established technologies.

In addition to the manufacturing Novartis’ Kymriah® for patients in China that is contemplated by the Collaboration Agreement and Manufacture and Supply Agreement with Novartis, we are also actively developing and evaluating other therapies comprised of other CAR-T, TCR-T and TIL therapies. We plan to advance our KOA AlloJoin® Phase II clinical trial and IND applications for Re-Join® with the NMPA in the near future.

In addition to our drug development efforts, we are also planning on evaluating co-development, strategic partnership, and both in-licensing and out-licensing opportunities with high quality, multinational partners. Such partnership will enable us to take advantage of the technologies of our partners while leveraging our quality control and manufacturing infrastructure to further expand our pipelines.

In order to expedite fulfillment of patient treatment, we have been actively developing technologies and products with a strong intellectual property protection, including haMPC, derived from the adipose tissue, for the treatment of KOA and other indications. CBMG’s world-wide exclusive license to the AFP TCR-T patent rights owned by the Augusta University provides an enlarged opportunity to expand the application of CBMG’s cancer therapy-enabling technologies and to initiate clinical trials with leading cancer hospitals. On February 14, 2019, Augusta University executed granted us an exclusive, world-wide license with sublicense rights to , a royalty-bearing, exclusive license to its the patent rights owned by the Augusta University relating to Human Alpha Fetoprotein-Specific T Cell Receptor modified T cells (AFP TCR-T). In consideration for the license granted, the Company agreed to pay the university a one-time, non-refundable, non-creditable license fee within 30 days of execution of the license agreement and a single digit percent of running royalty on net sales of the licensed products. The Company also agreed to (a) use its commercially reasonable efforts to develop and conduct such research, development and validation studies as necessary or desirable to obtain all regulatory approvals to manufacture and market the licensed products in at least one country in certain major markets listed in the license agreement, and (b) upon receipt of such approvals, to use commercially reasonable efforts to market, each licensed product in such country. The Company, at its sole expense, has the obligation to fund the costs of all research, development, preclinical and clinical trials, regulatory approval and commercialization of the licensed products. The license agreement will expire upon the termination of the Company’s obligation to pay royalty pursuant to the terms thereof. Upon expiration of the term, the license granted the Company will survive the expiration of the agreement, and convert to a perpetual, fully paid up license. The Company may terminate the agreement, in its sole discretion, upon thirty (30) days prior written notice to Augusta University and either party may terminate the agreement upon or after the breach of a material provision of the agreement that is not cured within 45 days after notice thereof by the non-breaching party.

Our proprietary and patent-protected manufacturing processes enable us to produce raw material, manufacture cells, and conduct cell banking and distribution. Our clinical protocols include medical assessment to qualify each patient for treatment, evaluation of each patient before and after a specific therapy, cell infusion methodologies including dosage, frequency and the use of adjunct therapies, handling potential adverse effects and their proper management. Applying our proprietary intellectual property, we plan to customize specialize formulations to address complex diseases and debilitating conditions.

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

Our Targeted Indications and Potential Therapies

Our clinical and preclinical pipeline, including stage of our clinical developments in China, is set forth below:

*
KOA clinical trials were conducted before China’s December 2017 stem cell trial policy.

#
On September 27, 2019, we received the ReJoin® therapy application acceptance for Phase II clinical trials by China NMPA.

##
On September 12, 2019, we launched allogenic haMPC KOA Phase II of the clinical trial.

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

Our primary competitors in the field of stem cell therapy for osteoarthritis, and other indications include Mesoblast Ltd., Caladrius Biosciences, Inc. and others. On September 12, 2019, we launched allogenic haMPC KOA Phase II of the clinical trial across six leading hospitals in China with a plan to recruite 108 patients. We submitted our autologous adipose stem cell therapy (Re-Join®) KOA with IND filing with the CDE and are awaiting approval. Additionally, in the general area of cell-based therapies for knee osteoarthritis ailments, we potentially compete with a variety of companies, from big pharma to specialty medical products or biotechnology companies. Some of these companies, such as Abbvie, Merck KGaA, Sanofi, Teva, GlaxosmithKline, Baxter, Johnson & Johnson, Sanumed, Medtronic and Miltenyi Biotech, are well-established and have substantial technical and financial resources compared to ours. However, as cell-based products are only just recently emerging as viable medical therapies, many of our more direct competitors are smaller biotechnology and specialty medical products companies comprised of Vericel Corporation, Regeneus Ltd., Advanced Cell Technology, Inc., Nuo Therapeutics, Inc., ISTO technologies, Inc., Ember Therapeutics, Athersys, Inc., Bioheart, Inc., Mesoblast, Pluristem, Inc., Kolon TissueGene, Inc. Medipost Co. Ltd. and others. There are also several non-cell-based, small molecule and peptide clinical trials targeting knee osteoarthritis, and several other FDA approved treatments for knee pain.

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

Other than as discussed above, during the three and nine months ended September 30, 2019, we believe that there have been no significant changes to the items that we disclosed as our critical accounting policies and estimates in the “Critical Accounting Policies and Estimates” section of Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

Results of Operations

Below is a discussion of the results of our operations for the three and nine months ended September 30, 2019 and 2018. These results are not necessarily indicative of result that may be expected in any future period. Our prospects should be considered in light of the risks, expenses and difficulties that we may encounter. We may not be successful in addressing these risks and difficulties.

Comparison of Three Months Ended September 30, 2019 to Three Months Ended September 30, 2018

The descriptions in the results of operations below reflect our operating results as set forth in our Condensed Consolidated Statement of Operations filed herewith.

	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018

Net sales and revenue	$-	$70,431

Operating expenses:
Cost of sales	-	37,483
General and administrative	3,326,630	3,315,614
Selling and marketing	38,267	84,782
Research and development	13,126,699	6,545,490
Impairment of non-current assets	-	2,884,896
Total operating expenses	16,491,596	12,868,265
Operating loss	(16,491,596)	(12,797,834)

Other income
Interest income, net	352,935	18,173
Other income, net	274,430	38,376
Total other income	627,365	56,549
Loss before taxes	(15,864,231)	(12,741,285)

Income taxes credit (provision)	325	(2,479)

Net loss	$(15,863,906)	$(12,743,764)
Other comprehensive loss:
Cumulative translation adjustment	(303,821)	(834,382)
Total other comprehensive loss:	(303,821)	(834,382)
Comprehensive loss	$(16,167,727)	$(13,578,146)

Net loss per share:
Basic and diluted	$(0.82)	$(0.72)

Weighted average common shares outstanding:
Basic and diluted	19,256,129	17,604,473

* These line items include the following amounts of non-cash, stock-based compensation expense for the periods indicated:

	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018

General and administrative	435,123	673,624
Selling and marketing	6,457	25,047
Research and development	554,295	571,797
	995,875	1,270,468

Results of Operations

Net sales and revenue

	2019	2018	Change	Percent

For the three months ended September 30,	$-	$70,431	$(70,431)	(100)%

We are a clinical stage company, and currently have no material revenues with similar effect.

 Cost of Sales

	2019	2018	Change	Percent

For the three months ended September 30,	$-	$37,483	$(37,483)	(100)%

The gross margin change was immaterial as currently we have no material revenues.

General and Administrative Expenses

	2019	2018	Change	Percent

For the three months ended September 30,	$3,326,630	$3,315,614	$11,016	0%

 No material change as compared with the three months ended September 30, 2018.

Selling and Marketing Expenses

	2019	2018	Change	Percent

For the three months ended September 30,	$38,267	$84,782	$(46,515)	(55)%

No material change as compared with the three months ended September 30, 2018.

Research and Development Expenses

	2019	2018	Change	Percent

For the three months ended September 30,	$13,126,699	$6,545,490	$6,581,209	101%

Research and development costs increased by approximately $6,581,000 in the three months ended September 30, 2019 as compared to the three months ended September 30, 2018. The increase was primarily attributed to the increased spending in the growth of our pipeline in both liquid tumor and solid tumor development and expansion of our U.S. R&D operations based in Gaithersburg, Maryland. In the third quarter of 2019, the Company entered into a Facility Improvement and Process Validation Agreement with Duke University. Pursuant to the Agreement, Duke University and the Company agreed to collaborate on a clinical trial of tumor infiltrating lymphocytes (TIL cells) that will be performed at Duke and funded by CBMG. In consideration of Duke University’s performance of the project, the Company agreed to pay Duke University for improvement of Duke’s GMP facility, which resulted in higher research and development expenses in the third quarter of 2019.

R&D expenses for the three months ended September 30, 2019 are as follows:

For the three months ended September 30, 2019

Research and pre-clinical studies	$5,447,378
Development, clinical development and studies	7,679,321

Total	$13,126,699

The increase in research and pre-clinical studies mainly attributed to the large spending on the clincial trials of TIL cells in the third quarter of 2019 as mentioned above.

Impairment of non-current assets

	2019	2018	Change	Percent

For the three months ended September 30,	$-	$2,884,896	$(2,884,896)	(100)%

The impairment of non-current assets for the three months ended September 30, 2018 is a full provision of $2,884,896 provided against the net book value of GVAX license.

The Company reassessed its return on investment to develop GVAX for cancer therapies in the current competitive market and decided to terminate its GVAX program and its license agreements with the University of South Florida (“USF”) and the Moffitt Cancer Center (“Moffitt”). As a result, the Company made a full impairment of $2,884,896 for the USF and Moffitt licenses. CD40LGVAX was licensed in 2015 with the intention of providing alternative treatment options for late stage non-small cell lung cancer (NSCLC) patients. Since then, the landscape of NSCLC has changed dramatically. Pembrolizumab has been approved as first-line treatment for patients with metastatic NSCLC with high PD-L1 expression, and for patients with metastatic NSCLC following disease progression on chemotherapy. Recently, the FDA has accepted a supplemental biologics license application (sBLA) for the combination of nivolumab plus ipilimumab for the frontline treatment of patients with advanced NSCLC with tumor mutational burden (TMB) ≥10 mutations per megabase (mut/Mb). In addition, the Company has recently licensed TIL patents from NIH/NCI for multiple indications in solid tumors and decided that TIL technology platform has a higher potential to capture a broader solid tumors market. Hence, we decided to terminate the development of CD40LGVAX and focus our clinical development efforts based on the TCR-T and TIL technologies for solid tumors. On October 29, 2018, the Company notified Moffit of such termination.

Operating Loss

	2019	2018	Change	Percent

For the three months ended September 30,	$(16,491,596)	$(12,797,834)	$(3,693,762)	29%

The increase in the operating loss for the three months ended September 30, 2019 as compared to the same period in 2018 was primarily due to changes in research and development expenses and the impairment of non-current assets, which are described above.

Total Other Income

	2019	2018	Change	Percent

For the three months ended September 30,	$627,365	$56,549	$570,816	1009%

Other income for the three months ended September 30, 2019 was primarily government subsidy of $577,237, interest income of $352,935, as partially offset by interest expense of $162,279. Other income for the three months ended September 30, 2018 was primarily interest income, government grants and net gain from currency exchange.

Income Taxes Credit (Provision)

	2019	2018	Change	Percent

For the three months ended September 30,	$325	$(2,479)	$2,804	(113)%

While we have optimistic plans for our business strategy, we determined that a valuation allowance was necessary given the current and expected near term losses and the uncertainty with respect to our ability to generate sufficient profits from our business model. Therefore, we established a valuation allowance for deferred tax assets other than the extent of the benefit from other comprehensive income. Income tax credit for three months ended September 30, 2019 all represent US state tax.

Net Loss

	2019	2018	Change	Percent

For the three months ended September 30,	$(15,863,906)	$(12,743,764)	$(3,120,142)	24%

Changes in net loss are primarily attributable to changes in operations which are described above.

Comprehensive Loss

	2019	2018	Change	Percent

For the three months ended September 30,	$(16,167,727)	$(13,578,146)	$(2,589,581)	19%

Comprehensive loss for the three months ended September 30, 2019 and 2018 includes a currency translation net loss of approximately $304,000 and $834,000 combined with the changes in net loss, respectively.

Comparison of Nine Months Ended September 30, 2019 to Nine Months Ended September 30, 2018

The descriptions in the results of operations below reflect our operating results as set forth in our Condensed Consolidated Statement of Operations filed herewith.

	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018

Net sales and revenue	$49,265	$198,705

Operating expenses:
Cost of sales	8,087	114,176
General and administrative	9,955,073	9,626,106
Selling and marketing	121,779	252,247
Research and development	28,157,321	17,985,997
Impairment of non-current assets	-	2,914,320
Total operating expenses	38,242,260	30,892,846
Operating loss	(38,192,995)	(30,694,141)

Other income
Interest income, net	631,986	140,457
Other income, net	267,043	132,300
Total other income	899,029	272,757
Loss before taxes	(37,293,966)	(30,421,384)

Income taxes provision	(3,425)	(4,879)

Net loss	$(37,297,391)	$(30,426,263)
Other comprehensive loss:
Cumulative translation adjustment	(303,220)	(1,136,743)
Total other comprehensive loss:	(303,220)	(1,136,743)
Comprehensive loss	$(37,600,611)	$(31,563,006)

Net loss per share:
Basic and diluted	$(1.98)	$(1.76)

Weighted average common shares outstanding:
Basic and diluted	18,881,266	17,281,240

* These line items include the following amounts of non-cash, stock-based compensation expense for the periods indicated:

	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018

General and administrative	1,461,868	1,774,527
Selling and marketing	23,980	68,827
Research and development	1,623,562	1,904,728
	3,109,410	3,748,082

Results of Operations

Net sales and revenue

	2019	2018	Change	Percent

For the nine months ended September 30,	$49,265	$198,705	$(149,440)	(75)%

We are a clinical stage company, and currently have no material revenues with similar effect.

 Cost of Sales

	2019	2018	Change	Percent

For the nine months ended September 30,	$8,087	$114,176	$(106,089)	(93)%

The gross margin change was immaterial as currently we have no material revenues.

General and Administrative Expenses

	2019	2018	Change	Percent

For the nine months ended September 30,	$9,955,073	$9,626,106	$328,967	3%

No material change as compared with the nine months ended September 30, 2018.

Selling and Marketing Expenses

	2019	2018	Change	Percent

For the nine months ended September 30,	$121,779	$252,247	$(130,468)	(52)%

No material change as compared with the nine months ended September 30, 2018.

Research and Development Expenses

	2019	2018	Change	Percent

For the nine months ended September 30,	$28,157,321	$17,985,997	$10,171,324	57%

Research and development costs increased by approximately $10,171,000 in the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018. The increase was primarily attributed to the increased spending in the growth of our pipeline in both liquid tumor and solid tumor development and expansion of our U.S. R&D operations based in Gaithersburg, Maryland. In the third quarter of 2019, the Company entered into a Facility Improvement and Process Validation Agreement with Duke University. Pursuant to the Agreement, Duke University and the Company agreed to collaborate on a clinical trial of tumor infiltrating lymphocytes (TIL cells) that will be performed at Duke and funded by CBMG. In consideration of Duke University’s performance of the project, the Company agreed to pay Duke University for improvement of Duke’s GMP facility, which resulted in higher research and development expenses in the third quarter of 2019.

R&D expenses for the nine months ended September 30, 2019 are as follows:

For the nine months ended September 30, 2019

Research and pre-clinical studies	$8,452,005
Development, clinical development and studies	19,705,316

Total	$28,157,321

Impairment of non-current assets

	2019	2018	Change	Percent

For the nine months ended September 30,	$-	$2,914,320	$(2,914,320)	(100)%

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

Operating Loss

	2019	2018	Change	Percent

For the nine months ended September 30,	$(38,192,995)	$(30,694,141)	$(7,498,854)	24%

The increase in the operating loss for the nine months ended September 30, 2019 as compared to the same period in 2018 is primarily due to changes in research and development expenses and impairment of non-current assets, which are described above.

Total Other Income

	2019	2018	Change	Percent

For the nine months ended September 30,	$899,029	$272,757	$626,272	230%

Other income for the nine months ended September 30, 2019 was primarily interest income of $631,986, interest expense of $320,709 and government subsidy of $590,030. Other income for the nine months ended September 30, 2018 was primarily interest income, government grants and net gain from currency exchange.

Income Taxes Provision

	2019	2018	Change	Percent

For the nine months ended September 30,	$(3,425)	$(4,879)	$1,454	(30)%

While we have optimistic plans for our business strategy, we determined that a valuation allowance was necessary given the current and expected near term losses and the uncertainty with respect to our ability to generate sufficient profits from our business model. Therefore, we established a valuation allowance for deferred tax assets other than the extent of the benefit from other comprehensive income. Income tax expense for nine months ended September 30, 2019 and 2018 all represent US state tax.

Net Loss

	2019	2018	Change	Percent

For the nine months ended September 30,	$(37,297,391)	$(30,426,263)	$(6,871,128)	23%

Changes in net loss are primarily attributable to changes in operations which are described above.

Comprehensive Loss

	2019	2018	Change	Percent

For the nine months ended September 30,	$(37,600,611)	$(31,563,006)	$(6,037,605)	19%

Comprehensive loss for the nine months ended September 30, 2019 and 2018 includes a currency translation net loss of approximately $303,000 and $1,137,000 combined with the changes in net loss, respectively.

Liquidity and Capital Resources

We had working capital of $22,359,592 as of September 30, 2019 compared to $46,566,505 as of December 31, 2018. Our cash position decreased to $46,035,677 at September 30, 2019 compared to $52,812,880 at December 31, 2018, primarily due to cash used in operating and investment activities, offset by an increase in cash provided by financing activities, as further described below.

Net cash provided by or used in operating, investing and financing activities from continuing operations was as follows:

Net cash used in operating activities was approximately $28,051,000 and $19,359,000 for the nine months ended September 30, 2019 and 2018, respectively. The following table reconciles net loss to net cash used in operating activities:

For the nine months ended September 30,	2019	2018	Change
Net loss	$(37,297,391)	$(30,426,263)	$(6,871,128)
Non cash transactions	7,189,713	10,541,423	(3,351,710)
Changes in operating assets, net	2,055,689	525,504	1,530,185
Net cash used in operating activities	$(28,051,989)	$(19,359,336)	$(8,692,653)

The decrease in non-cash transaction in the nine months ended September 30, 2019 compared with same period in 2018 mainly resulted from the decline in impairment of non-current assets.

Net cash used in investing activities was approximately $9,278,000 and $14,471,000 in the nine months ended September 30, 2019 and 2018, respectively. Net cash inflow in the investing activities in 2019 was mainly attributed to capital expenditures for new equipment and facility improvement as well as the purchase of intangible assets. The Net cash used in investing activities for nine months ended September 30, 2018 includes a $10,000,000 short-term deposits and the $4,438,000 is capital expenditures for new equipment and facility improvement.

Cash provided by financing activities was approximately $30,560,000 and $70,556,000 in the nine months ended September 30, 2019 and 2018, respectively. Net cash inflow in the financing activities in 2019 was mainly attributed to the proceeds of $17 million received from the issuance of common stock and debt borrowings of $15 million netting of the repurchase of the Company’s common stock of $1 million. Net cash inflow in the financing activities in 2018 was mainly attributed to the proceeds received from the issuance of common stock and exercise of options netting of the repurchase of the Company’s common stock.

Liquidity and Capital Requirements Outlook

We anticipate that the Company will require approximately $81 million in cash to operate in the coming 12 months. Of this amount, approximately $56 million will be used in operation, $14 million will be used to repay outstanding debt and $11 million will be used as capital expenditure, although we may revise these plans according to the catalysts and other business developments.

We expect to rely on current cash balances and additional dilutive financing to provide for these capital requirements. We do not intend to use and will not rely on our holdings in securities to fund our operations.   Another stock we hold, Wonder International Education & Investment Group Corporation (“Wonder”), is no longer traded on any stock market.  We do not know whether we can liquidate our 8,000,000 shares of Arem Pacific stock or the 2,057,131 shares of Wonder stock or any of our other portfolio securities, or if liquidated, whether the realized amount will be meaningful at all. As a result, we have written down above stocks to their fair value.

We may also pursue co-development of our clinical assets to defray operating expenses. We may further explore non-dilutive financing opportunities forging strategic partnership with big pharma. As we continue to incur losses, achieving profitability is dependent upon the successful development of our cell therapy business and commercialization of our technology in research and development phase, which is a number of years in the future. Once that occurs, we will have to achieve a level of revenues adequate to support our cost structure. We may never achieve profitability, and unless and until we do, we will continue to need to raise additional capital. Management intends to fund future operations through additional private or public debt or equity offerings, and may seek additional capital through arrangements with strategic partners or from other sources.

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

Contractual Obligations

We have various contractual obligations that will affect our liquidity. The following table sets forth our contractual obligations as of September 30, 2019.

	Payments due by period
Contractual Obligations		Less than	2-3	4-5	More than
	Total	1 year	years	years	5 years
Capital Commitment	$1,667,609	$1,667,609	-	-	-
Operating Lease Obligations	17,474,412	2,888,628	4,824,334	4,706,377	5,055,073
Total	$19,142,021	$4,556,237	$4,824,334	$4,706,377	$5,055,073

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

The following tables show the remaining contractual maturities at the balance sheet date of the Company’s financial assets and financial liabilities, which are based on contractual cash flows (including interest payments computed using contractual rates or, if floating, based on rates current at the balance sheet date) and the earliest date the Group can be required to pay:

As of September 30, 2019
Contractual undiscounted cash flow
	Within 1 year or on demand	More than 1 year but less than 2 years	More than 2 year but less than 5 years	More than 5 years	Total	Carrying amount

Financial assets
Cash and cash equivalents	29,035,677	-	-	-	29,035,677	29,035,677
Restricted cash	17,000,000	-	-	-	17,000,000	17,000,000
Other receivables	591,271	-	-	-	591,271	591,271

Sub-total	46,626,948	-	-	-	46,626,948	46,626,948

Financial liabilities
Short-term debt	14,138,419	-	-	-	14,138,419	14,138,419
Accounts payable	5,686,023	-	-	-	5,686,023	5,686,023
Accrued expenses	1,477,174	-	-	-	1,477,174	1,477,174
Other current liabilities excluding operating lease liabilities with lease term over 12 months and deferred income	2,510,249	-	-	-	2,510,249	2,510,249
Operating lease liabilities (lease terms over 12 months)	2,741,790	2,418,269	7,112,442	5,055,073	17,327,574	14,298,613

Sub-total	26,553,655	2,418,269	7,112,442	5,055,073	41,139,439	38,110,478

Net amount	20,073,293	(2,418,269)	(7,112,442)	(5,055,073)	5,487,509	8,516,470

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

As at September 30, 2019, the Company held the following interest-bearing financial instruments:

	As of September 30, 2019
	Annual interest rate	USD
Fixed rate instruments
Financial assets
- Cash and cash equivalents	1.89% ~3.45%	5,655,389
- Restricted cash	3%	17,000,000

Financial liabilities
- Short-term debt	4.35% ~ 4.785%	14,138,419

		8,516,970

Currency Risk

The Company is exposed to currency risk primarily from sales and purchases which give rise to receivables, payables that are denominated in a foreign currency (mainly RMB). The Company has adopted USD as its functional currency, thus the fluctuation of exchange rates between RMB and USD exposes the Company to currency risk.

The following table details the Company’s exposure as of September 30, 2019 to currency risk arising from recognised assets or liabilities denominated in a currency other than the functional currency of the entity to which they relate. For presentation purposes, the amounts of the exposure are shown in USD translated using the spot rate as of September 30, 2019. Differences resulting from the translation of the financial statements of entities into the Company’s presentation currency are excluded.

	Exposure to foreign currencies (Expressed in USD)
	As of September 30, 2019
	RMB	USD
Cash and cash equivalents	5,627	100
Net exposure arising from recognised assets and liabilities	5,627	100

The following table indicates the instantaneous change in the Company’s net loss that would arise if foreign exchange rates to which the Company has significant exposure at the end of the reporting period had changed at that date, assuming all other risk variables remained constant.

	As of September 30, 2019
	increase/(decrease) in foreign exchange rates	Effect on net loss (Expressed in USD)
RMB (against USD)	5%	276

	-5%	(276)

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

Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2019, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

 We are currently not involved in any litigation that we believe could have a materially adverse effect on our financial condition or results of operations.

ITEM 1A. RISK FACTORS

Future foreign investments in CBMG could be subject to review by the Committee on Foreign Investment in the United States (“CFIUS”), which may prevent, delay, limit or otherwise adversely affect any proposed investment.

The Foreign Investment Risk Review Modernization Act (“FIRRMA”), enacted in August 2018, significantly expanded the jurisdiction of CFIUS, permitting CFIUS to review certain non-controlling investments by foreign persons in U.S. businesses. In November 2018, the U.S. Department of the Treasury initiated a pilot program to implement this new authority. Under the pilot program, CFIUS requires that it be given prior notice of and an opportunity to review certain proposed non-controlling foreign investments in companies engaged in biotechnology research and development that deal in “critical technologies.” Depending upon the results of its review, CFIUS could impose mitigation measures or block the investment. The term “critical technologies,” includes items subject to certain U.S. export controls and “emerging and foundational technologies.” U.S. regulators have yet to define “emerging and foundational technologies,” but have indicated that this category may be defined to include certain biotechnology.

To date, CBMG has not identified any “critical technologies” that would subject future foreign investment in CBMG to CFIUS review. However, depending on the particulars of any future investments, how the concept of “critical technologies” is applied to CBMG’s existing business and any future developments thereto, and any relevant regulatory developments in the future, future foreign investment in CBMG could be subject to CFIUS review, which could prevent, delay, limit or otherwise adversely affect the contemplated financing, any of which could have a material adverse effect on CBMG’s business, financial condition and results of operations.

Trade controls and related legal risks could have a material adverse effect on our business.

We are subject to trade controls, including U.S. sanctions and export controls, which impose certain restrictions on our international operations. We are committed to conducting all of our operations around the globe ethically and in compliance with applicable laws and company policy, including these trade controls and, to date, we have not identified any instances of noncompliance. However, despite our compliance efforts, we cannot assure you that we will effectively prevent any and all future noncompliance, particularly given the uncertainties regarding the interpretation and implementation of these trade controls in each jurisdiction in which we have a presence.

New and changing trade protections, regulatory requirements and policies affecting trade and investment, trade disputes, regulations governing imports or exports, economic sanctions, and enforcement activities present added and ever-changing risks for our global business. However, it is not possible to predict what types of new controls may be imposed or how existing controls will be administered, and therefore we cannot predict the effect such changes could have on our international operations. These changes could adversely affect our business, and failure to react and adapt and ultimately comply with any of the foregoing could lead to sanctions, fines, penalties and other government-imposed mandates that could have a material adverse effect on our business, financial condition and results of operations.

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

The NMPA’s recent reform of the drug and approval system may face implementation challenges. On 26 August 2019, the Standing Committee of the PRC National People’s Congress approved the new Drug Administration Law, which will go into effect on December 1, 2019. The new Drug Administration Law incorporates many reform measures that have been introduced by various administrative notices in the past few years, such as the adoption of a nationwide MAH system, switch from an approval to a simpler filing process for institutions conducting clinical trials for new drugs, and the cancellation of the GMP and GSP certification procedure (though the relevant GMP and GSP rules are still applicable to the manufacturing and business activities.) The Drug Administration Law is positioned as the foundational law in the field of drug regulation and may also materially impact commercialization of Kymriah® and our pipeline drugs and increase our compliance costs. The full impact of such reforms is uncertain and could prevent us from commercializing our drug candidates in a timely manner.

The National Health Commission and other departments jointly issued the Implementation Plan for Cancer Prevention and Control (2019-2022) (the “Implementation Plan”), proposing to enhance the cancer prevention and control. Supported by the development of integration of the healthcare industry, education and research the National Health Commission intends to promote cancer prevention and treatment, covering a broad scope such as medical services, health management, health insurance, pharmaceutical equipment, rehabilitation nursing, etc. The Implementation Plan emphasized the improvement of the availability of anticancer drugs, acceleration on the registration and approval of new anticancer drugs the the PRC and abroad, the promotion of the synchronous market listing in the PRC of new anticancer drugs already marketed abroad, and smooth the temporary import channels of anticancer drugs urgently needed in clinical trmedicine. Currently, it is not clear on the future impact of the Implementation Plan on our business and strategies.

While we believe our strategies regarding pharmaceutical research, development, manufacturing and commercialization in China are aligned with the Chinese government's policies, these policies may in the future diverge, such as the new Drug Administration Law, requiring a change in our strategies. Any such change may result in increased compliance costs on our business or cause delays in or prevent the successful research, development, manufacturing or commercialization of our drug candidates or drugs in China and reduce the current benefits we believe are available to us from developing and manufacturing drugs in China.

Our future capital needs are uncertain, which gives rise to a substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital or obtain loans from financial institutions and our operations could be curtailed if we are unable to obtain the required additional funding when needed.  We may not be able to do so when necessary, and/or the terms of any financings may not be advantageous to us.

Our financial statements for the period ended September 30, 2019 have been prepared assuming we will continue to operate as a going concern.  However, we cannot assure that we will have the financial resources to satisfy our current liabilities and the capital expenditure needs in the next 12 months, and therefore there is a substantial doubt about our ability to continue as a going concern.  Our ability to continue as a going concern is subject to our ability to obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities, grants or other forms of financing.  Our continued negative cash flow increases the difficulty in completing such sales or securing alternative sources of funding, and there can be no assurances that we will be able to obtain such funding on favorable terms or at all.  If we are unable to obtain sufficient financing from the sale of our securities or from alternative sources, we may be required to reduce, defer or discontinue certain of our research and development and operating activities or we may not be able to continue as a going concern.  Our financial statements do not include any adjustments that might result from the outcome of the uncertainty regarding our ability to continue as a going concern. If we cannot continue as a going concern, our shareholders may lose their entire investment in our ordinary shares.  Future reports from our independent registered public accounting firm may also contain statements expressing doubt about our ability to continue as a going concern.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

Exhibits

Exhibit Number	Description
10.1	Form of Lease Agreement, dated October 1, 2019, by and between the Company and IPX Medical Center Drive Investors, LLC. *
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer and Chief Financial Officer.
32.1	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

* Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CELLULAR BIOMEDICINE GROUP, INC.
(Registrant)

Date: November 6, 2019	By:	/s/ Bizuo (Tony) Liu
Bizuo (Tony) Liu
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)