Form 10-K
period 2019-12-31
Cellular Biomedicine Group, Inc.
filed 2020-02-28
CIK 1378624

  UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

———————
FORM 10-K
———————

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2019

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

 (347) 905 5663
(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, par value $0.001	CBMG	Nasdaq Global Select Market

Securities registered pursuant to Section 12(g) of the Exchange Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☑ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☑ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ¨

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter – $200,634,545 as of June 30, 2019.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: As of February 24, 2020, there were 19,355,292 shares of common stock outstanding.

Documents Incorporated By Reference – Portions of the Registrant’s definitive Proxy Statement for its 2020 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

THE INFORMATION REQUIRED BY PART III OF THIS ANNUAL REPORT ON FORM 10-K, TO THE EXTENT NOT SET FORTH HEREIN, IS INCORPORATED BY REFERENCE FROM THE REGISTRANT’S DEFINITIVE PROXY STATEMENT RELATING TO THE ANNUAL MEETING OF STOCKHOLDERS, WHICH DEFINITIVE PROXY STATEMENT SHALL BE FILED WITH THE SECURITIES AND EXCHANGE COMMISSION WITHIN 120 DAYS AFTER THE END OF THE FISCAL YEAR TO WHICH THIS ANNUAL REPORT ON FORM 10-K RELATES.

CELLULAR BIOMEDICINE GROUP, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED December 31, 2019

Cautionary Note Regarding Forward-Looking Statements and Risk Factors

This Annual Report on Form 10-K (“Annual Report”), may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act and the Private Securities Litigation Reform Act of 1995, which are subject to the “safe harbor” created by those sections. Our actual results could differ materially from those anticipated in these forward-looking statements. This annual report on Form 10-K of the Company may contain forward-looking statements which reflect the Company’s current views with respect to future events and financial performance. The words “believe,” “expect,” “anticipate,” “intends,” “estimate,” “forecast,” “project” and similar expressions identify forward-looking statements. All statements other than statements of historical fact are statements that could be deemed to be forward-looking statements, including plans, strategies and objectives of management for future operations; proposed new products, services, developments or industry rankings; future economic conditions or performance; belief; and assumptions underlying any of the foregoing. Although we believe that we have a reasonable basis for each forward-looking statement contained in this report, we caution you that these statements are based on a combination of facts and factors currently known by us and our projections of the future, about which we cannot be certain. Such “forward-looking statements” are subject to risks and uncertainties set forth from time to time in the Company’s SEC reports and include, among others, the Risk Factors set forth under Item 1A below.

The risks included herein are not exhaustive. This annual report on Form 10-K filed with the SEC includes additional factors which could impact the Company’s business and financial performance. Moreover, the Company operates in a rapidly changing and competitive environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors. Further, it is not possible to assess the impact of all risk factors on the Company’s business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Forward-looking statements in this report include, but are not limited to, statements about:

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
●
public health crises, such as the coronavirus outbreak at the beginning of 2020;
●
the ability to generate or license additional intellectual property relating to our product candidates;
●
regulatory developments in China, the United States and other foreign countries;
●
the potential of the technologies we are developing (each as defined below);
●
fluctuations in the exchange rate between the U.S. dollar and the Chinese Yuan; and
●
our plans to continue to develop our manufacturing facilities.

Readers are cautioned not to place undue reliance on such forward-looking statements as they speak only of the Company’s views as of the date the statement was made. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Note Regarding Third-Party Information

This Annual Report includes data that we obtained from industry publications and third-party research, surveys and studies. Industry publications and third-party research, surveys and studies generally indicate that their information has been obtained from sources believed to be reliable, although they do not guarantee the accuracy or completeness of such information. This Annual Report also includes data based on our own internal estimates and research. Our internal estimates and research have not been verified by any independent source, and, while we believe the industry publications and third-party research, surveys and studies are reliable, we have not independently verified such data. Such third-party data and our internal estimates and research are necessarily subject to a high degree of uncertainty and risk due to a variety of factors, including those described in Item 1A—Risk Factors in this Annual Report. These and other factors could cause results to differ materially from those expressed in this Annual Report.

PART I

ITEM 1. BUSINESS.

As used in this annual report, “we,” “us,” “our,” “CBMG,” “Company” or “our company” refers to Cellular Biomedicine Group, Inc. and, unless the context otherwise requires, all of its subsidiaries or deemed controlled companies.

Overview

We are a clinical-stage biopharmaceutical company committed to using our proprietary cell-based technologies to develop immunotherapies for the treatment of cancer and stem cell therapies for the treatment of degenerative diseases. We view ourselves as a leader in cell therapy industry through our diverse, multi-target, broad pipeline ranging from immuno-oncology, featuring CAR-T, TCR-T and TIL to regenerative medicine. Our focus is to bring our potentially best-in-class products to market while also aiming to reduce manufacturing cycle time and aggregate cost while striving to ensure quality products of cell therapies. We provide comprehensive and integrated research and manufacturing services throughout the discovery, development and manufacturing spectrum for cell-based technologies. We have two major components to our global strategy. First, we intend on developing our own internal pipeline, focusing on immune cell therapy, regenerative medicine, as well as other innovative biotechnology modalities that can leverage our infrastructure, human capital and intellectual property. Second, we plan to partner with leading companies to monetize our innovative technologies in markets where we do not currently have a presence and may also seek to bring their technologies to markets where we have infrastructure.

Our end-to-end platform enables discovery, development and manufacturing of cell-based therapies from concept to commercial manufacturing in a cost-efficient manner. The manufacturing and delivery of T cell therapies involve complex, integrated processes, comprised of isolating T-cells from patients, T cell enrichment, activation, viral vector transduction, expansion, harvest and fill-finish. Our in-house cell therapy manufacturing is comprised of a semi-automated, fully closed system and can manufacture high quality plasmids, and serum-free reagents as well as viral vectors for our immuno-oncology cell therapy products. Because we are vertically integrated, we are able to reduce the aggregate cost of cell therapies. We plan to build out our manufacturing capacity to scale for commercial supply at an economical cost. We hone our manufacturing process in our good manufacturing practice (GMP) facilities in China to achieve cycle time reduction, improve quality assurance and control and increase efficiency and early development to understand our therapies’ efficacy. Our other objective on institutionalizing our manufacturing process is portability and ease of tech transfer to other facilities and ease of deployment in future locations.

Our technologies include two major cell platforms:

A. Immune cell therapy for treatment of a broad range of cancer indications.

a. Hematological Cancer

i. Chimeric Antigen Receptor modified T-cells (CAR-T); and

b. Solid Tumors

i. T-cells with genetically modified, tumor antigen-specific T-Cell Receptors (TCRs); and

ii. Next-generation neoantigen-reactive, bio-markers based Tumor Infiltrating lymphocytes (TILs).

B. Regenerative Medicines using human adipose-derived mesenchymal progenitor cells (haMPC) for treatment of joint diseases.

a. Knee Osteoarthritis (Autologous & Allogeneic); and

b. Other degenerative and dermatologic diseases (assessing the feasibility).

Our initial target market is China, where we believe that our cell-based therapies will be able to help patients with significant unmet medical needs. For hematological cancer we have:

●
Finished enrolling patients for the second cohort in a Phase I dose escalation clinical study for our anti-B cell maturation antigen(“anti-BCMA”) CAR-T therapy for the treatment of multiple myeloma in China. Currently we are enrolling patients for the third cohort in China. The Phase Ia clinical study will enroll 22 patients in several stratified cohorts and has been expanded into multiple clinical sites. We have submitted our Investigational New Drug (IND) dossier to the New Medical Products Administration (NMPA) for approval for the Phase Ib study and are waiting for feedback.

●
Initiated first-in-human non-Hodgkin lymphoma clinical trials in China for our CD19 and CD20 bi-specific CAR-T products.

●
Achieved the first-in-human milestone and continued patient recruitment in China for our Phase I investigator initiated clinical trial of anti-CD20 CAR-T targeting anti-CD19 antibody or CAR-T treated, relapsed diffuse large B-cell lymphoma (DLBCL) and small B-cell lymphoma patients.

For solid tumors:

●
The clinical trial of Alpha-fetoprotein T-cell receptor (AFP-TCR-T) targeting hepatocellular carcinoma (HCC) has been approved by Zhongshan Hospital in Shanghai and our first HCC patient has been infused with our AFP TCR-T-cells in December 2019; and

●
We plan to launch non-small cell lung cancer (NSCLC) TIL clinical trials in the U.S. in the first half of 2021.

If the data from certain of our China-based, immuno-oncology clinical trials proves to be positive, we intend to submit IND applications with the U.S. FDA in order to conduct clinical trials in the United States.

On regenerative medicine development we have been approved by the NMPA in China to initiate a Phase II clinical trial of AlloJoin®, our allogenic haMPC therapy for the treatment of knee osteoarthritis, which is the first stem cell drug application approved by the NMPA for a Phase II clinical trial in knee osteoarthritis since the NMPA clarified its cell therapy regulations in December 2017. We launched our Phase II AlloJoin® clinical trial on September 12, 2019. Using data from our Phase IIb clinical studies before the NMPA clarified its cell therapy regulations, we have submitted our IND application with the NMPA for our autologous knee osteoarthritis. We have also been approved by the NMPA in China to initiate a Phase II clinical trial of ReJoin®, our autologous haMPC therapy for the treatment of knee osteoarthritis.

In addition to our own internal clinical pipelines, we have formed and plan to continue to seek partnerships with other cell therapy focused companies to expand their technology in the Chinese market. Our comprehensive capabilities have attracted inbound inquiries from global pharmaceutical companies seeking to improve the efficiency of their drug development process and/or to co-develop their therapeutic products by initially conducting investigator initiated trials in China, and upon verification on proof-of-concept (POC) to launch clinical trials in the U.S. and in China. We believe that we are positioned to capture opportunities from the rapid expansion of global pharmaceutical companies by leveraging our focus on cell manufacturing process improvement, which offers the benefits of improving product quality and creates cost savings. Positioned at the forefront of science, we believe our established clinical network in China will enable us to collaborate with these global firms as they seek to enter the Chinese market to develop in-house capabilities and infrastructure and to improve efficiency throughout the drug development process.

In September 2018, we executed a License and Collaboration Agreement (hereinafter Novartis LCA) with Novartis AG (Novartis) to manufacture and supply their U.S. FDA-approved CD19 CAR-T cell therapy product Kymriah® in China. Pursuant to the Novartis LCA agreement, we also granted Novartis a worldwide license to certain of our CAR-T intellectual property for the development, manufacture and commercialization of CAR-T products. We are entitled to an escalating single-digit percentage royalty of Kymriah®’s net sales in China. CBMG is responsible for the cost of bi-directional technology transfers between the two companies. We will receive collaboration payments equal to a single-digit escalating percentage of net sales of Kymriah® in China, subject to certain caps set forth under the Novartis LCA, for sales in diffuse large B-cell lymphoma and pediatric acute lymphoblastic leukemia indications and up to a maximum amount to be agreed upon for sales in other indications. We are also obligated to assist Novartis with the development of Kymriah® in China as Novartis may request and are responsible for a certain percentage of the total development cost for the development of Kymriah® in China for indications other than diffuse large B-cell lymphoma and pediatric acute lymphoblastic leukemia indications. As of December 31, 2019, we have achieved three major milestones on the technology transfer and collaboration with Novartis on commercialization of Kymriah®, specifically: process and analytical training, feasibility runs and an export license for feasibility/comparability.

On October 2, 2018, we executed a non-exclusive license agreement with the U.S. National Cancer Institute (“NCI”) for ten tumor infiltrating lymphocytes patents, pursuant to which we acquired rights to the worldwide development, manufacture and commercialization of autologous, tumor-reactive lymphocyte adoptive cell therapy products, isolated from tumor infiltrating lymphocytes for the treatment of non-small cell lung, stomach, esophagus, colorectal and head and neck cancer(s) in humans. We agreed to pay certain license fees for such license, including (i) an initial up-front cash payment; (ii) a de minimis non-refundable annual royalty that may be credited against any earned royalties due from net sales; (iii) a small single-digit percentage of net sales of the licensed products, payable on a semi-annual basis, which may be adjusted downward in the event that the Company must pay a license fee to a third party; (iv) an additional small single-digit sublicense fee on the fair market value of any consideration received for granting a sublicense; and (v) a milestone payment component tied to certain clinical and commercial developments. We have a unilateral right to terminate the license agreement. Th e NCI has the right to terminate the license agreement if CBMG (i) commits a material breach; (ii) fails to use commercially reasonable effort in developing the licensed products or processes; (iii) fails to achieve certain performance benchmarks; (iv) willfully makes a false statement; (v) is not keeping licensed products or processes reasonably available to the public after commercial use; (vi) cannot reasonably satisfy unmet health and safety needs; or (vii) cannot meet certain requirements by federal regulations. The license agreement will expire upon the expiration of the last to expire of the patent rights licensed pursuant thereto. Other than an initial upfront payment and a de minimis annual royalty payment, the Company has not paid any additional royalty under the license agreement as of December 31, 2019.

In order to expedite fulfillment of patient treatment, we have been actively developing technologies and products with strong intellectual property protection. CBMG’s worldwide exclusive license to the T Cell patent rights owned by Augusta University provides an opportunity to expand the application of CBMG’s cancer therapy-enabling technologies and to initiate clinical trials with leading cancer hospitals. On February 14, 2019, Augusta University granted us an exclusive, worldwide license with sublicense rights to its patent rights to Human Alpha Fetoprotein-Specific T Cell Receptor modified T-cells (AFP TCR-T). In consideration for the license granted, the Company agreed to pay the university a one-time, non-refundable, non-creditable license fee within 30 days of execution of the license agreement and a single-digit percent of running royalty on net sales of the licensed products. The Company also agreed to (a) use its commercially reasonable efforts to develop and conduct such research, development and validation studies as necessary or desirable to obtain all regulatory approvals to manufacture and market the licensed products in at least one country in certain major markets listed in the license agreement, and (b) upon receipt of such approvals, to use commercially reasonable efforts to market each licensed product in such country. The Company, at its sole expense, has the obligation to fund the costs of all research, development, preclinical and clinical trials, regulatory approval and commercialization of the licensed products. The license agreement will expire upon the termination of the Company’s obligation to pay royalty pursuant to the terms thereof. Upon expiration of the term, the license granted the Company will survive the expiration of the license agreement, and convert to a perpetual, fully paid up license. The Company may terminate the agreement, in its sole discretion, upon 30 days’ prior written notice to Augusta University and either party may terminate the license agreement upon or after the breach of a material provision of the agreement that is not cured within 45 days after notice thereof by the non-breaching party. The Company has not paid any royalty since there have not been any sales of licensed products as of the date of this report.

Corporate History

Headquartered in New York, the Company is a Delaware biopharmaceutical company focused on developing treatment for cancer and joint diseases for patients in China. The Company was formerly known as EastBridge Investment Group Corporation, originally incorporated in the State of Arizona on June 25, 2011, and reincorporated as Cellular Biomedicine Group, Inc. in the State of Delaware on January 18, 2013. The Company started its regenerative medicine business in China in 2009 and expanded to CAR-T therapies in 2014.

Recent Developments

On January 8, 2019, we initiated patient recruitment for CAR088 (anti-BCMA CAR-T) in China.

On January 17, 2019, our AlloJoin® Therapy for KOA got approved for Phase II trial in China.

On June 17, 2019, we initiated a Phase I clinical trial of CAR066 (anti-CD20 CAR-T) targeting previously anti-CD19 CAR-T treated, relapsed diffuse large B-cell lymphoma (DLBCL) and small B-cell lymphoma patients in China, and dosed the first CD19 CAR-T relapsed DLBCL patient.

On July 4, 2019, we submitted our autologous haMPC (ReJoin®) KOA Phase II IND filing with the NMPA under the new regulation.

On July 4, 2019, CD20-CD19 bi-specific CAR-Ts showed desired in vitro and in vivo anti-tumor activity. We plan to introduce an improved CAR-T manufacturing process with reduced manufacturing duration and better product quality controls for the bi-specific CD20-CD19 CAR-Ts targeting NHL, and the same development strategy is also utilized for our BCMA manufacturing platform. Based on scientific evidence known to the public, CD20-CD19 bi-specific CAR-Ts have shown reactivity against both single positive (CD20+ or CD19+) and double positive (CD20+CD19+) tumor targets.

On July 5, 2019, we filed a shelf registration statement on Form S-3 to offer and sell from time to time, in one or more series, any of the securities of the Company, for total gross proceeds up to $200,000,000, which was declared effective by the Securities and Exchange Commission on July 16, 2019.

On August 27, 2019, we entered into a Facility Improvement and Process Validation Agreement with Duke University. Pursuant to this agreement, the Company paid for improvement of Duke’s GMP facility, Duke University agreed to conduct and the Company agreed to fund a tumor infiltrating lymphocytes clinical trial.

On September 12, 2019, we launched our allogenic haMPC AlloJoin® KOA Phase II clinical trial.

As of September 30, 2019, CBMG had a total of 11 labs (suites) that were certified as Biosafety Level-2 (BSL-2) meeting the local regulatory requirements for the handling of biological materials.

On October 2, 2019, we entered into a lease agreement to build a 22,000 square foot facility in Rockville, Maryland to expand R&D and to support clinical development in the U.S.

On December 7, 2019 we announced early data from our ongoing investigator initiated trial at an oral presentation titled “Novel Anti-BCMA CAR-T for Relapsed or Refractory Multiple Myeloma” at the 61st American Society of Hematology “ASH” annual meeting in Orlando, FL.

On December 23, 2019, we dosed our first patient in our clinical trial of AFP-TCR-T targeting HCC.

In the next 12 months, we aim to accomplish the following:

●
Bifurcate our markets and launch clinical studies in the U.S. upon establishing good POC from the clinical studies in China and transfer the clinical assets from Shanghai to the U.S., including our quick cycle-time, highly differentiated, proprietary manufacturing process comprised of short cycle-time, semi-automation and closed system;

●
Advance our Rockville site’s research and development and manufacturing to support our clinical development in the U.S.;

●
Assess the feasibility of expanding our stem cell platform to include dermatology;

●
Execute clinical trial sponsorship with U.S.-based Principal Investigators (PI) to develop our clinical assets in the U.S.;

●
Collaborate with Duke University on TIL process development to improve cycle time and institutionalized scalability;

●
Explore the feasibility of establishing a new R&D and clinical manufacturing site in China to adapt to our rapid business expansion and explore the addition of Contract Development and Manufacturing Organization (CDMO) business to support certain specific market-oriented business strategies;

●
Evaluate our strategy to further increase our enterprise value and expand our capital market strategy;

●
Execute the technology transfer and align the manufacturing processes with the global CAR-T leader to support the development of the world’s first CAR-T therapy in China;

●
Explore and introduce a gene therapy technology platform, product development and manufacturing for our current business to create synergy with our cell therapy pipelines;

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

●
Strengthen our Quality Management System (QMS) centralized document control system and electronic batch recording system for quality assurance, and laboratory information management system (LMS) for quality control;

●
Leverage our QMS system and our strong scientific expertise in both the U.S. and China;

●
Collaborate with multinational pharmaceutical companies to co-develop cell therapy products in China and possibly in the U.S.; and

●
Continue to implement International Organization for Standardization (ISO) 27001 standard to fortify our information assets security.

Key Anticipated 2020 Milestones

R&D Milestones

●
Completing construction of the Rockville R&D site to support our continued effort for pipeline development
●
Continued effort to support IIT and IND in China, and US IND for key CBMG clinical assets
●
Continuing to build a dynamic clinical pipeline for cell therapy, including new assets for CAR-T and TCR-T, and allogeneic cell therapy products

Manufacturing Milestones

●
Completing construction of the Rockville manufacturing site to support our clinical development in the U.S.
●
Continuing to assess the feasibility of expanding manufacturing capacity at new site(s) in both the U.S. and China

Clinical Milestones

●
Advancing haMPC Phase II trials in China for both AlloJoin® and ReJoin®
●
Continue enrollment into I/O programs in China for CAR088, CAR188, CAR066, EXPO-039 and AFP TCR-T
●
Advancing I/O programs in the U.S. for TIL Therapy (TIL1)

Regulatory Milestones

●
Filing an IND in the U.S. for TIL Therapy CAR088 and EXPO-039
●
Seeking additional INDs for other clinical programs in China
●
Expand clinical research programs in the U.S.

Other Milestones

●
Continuing collaboration with current and new clinical sites and 3A hospitals in China
●
Continuing translation and clinical collaboration with Duke University on TIL Therapy
●
Continuing collaboration with current partners in manufacturing and process development for next-generation cell therapies
●
Evaluating co-development and/or strategic partnerships for both in-licensing and out-licensing with high quality, multinational partners

Our operating expenses for year ended December 31, 2019 were in line with management’s plans and expectations. We had an increase in total operating expenses of approximately $10.6 million for the year ended December 31, 2019, as compared to the year ended December 31, 2018, which is primarily attributable to increased R&D expenses and clinical developments in 2019.

Corporate Structure

Our current corporate structure is illustrated in the following diagram:

Currently we have the following subsidiaries (including a controlled VIE entity):

Eastbridge Investment Corporation ("Eastbridge Sub"), a Delaware corporation, is a wholly owned subsidiary of the Company.

Cellular Biomedicine Group VAX, Inc. ("CBMG VAX"), a California corporation, is a wholly owned subsidiary of the Company.

Cellular Biomedicine Group HK Limited, a Hong Kong company limited by shares, is a holding company and wholly owned subsidiary of the Company.

Cellular Biomedicine Group Ltd. (Wuxi) (“CBMG Wuxi”) license number 320200400034410 (the “WFOE”) is a wholly foreign-owned entity that is 100% owned by Cellular Biomedicine Group HK Limited. This entity’s legal name in Chinese translates to “Xi Biman Biological Technology (Wuxi) Co. Ltd.” The WFOE controls and holds ownership rights in the business, assets and operations of Cellular Biomedicine Group Ltd. (Shanghai) (“CBMG Shanghai”) through variable interest entity (VIE) agreements. We conduct certain biopharmaceutical business activities through the WFOE, including research and development, technical support, technical service, technology transfer in the biomedical technology field, manufacturing of non-food, pharmaceutical polypeptides and medical devices (in vitro diagnostic reagents) extracted by biology; making foreign investments with its own funds; and cosmetics, sanitary products and biological agents wholesale and commission agents.

Cellular Biomedicine Group Ltd. (Shanghai) license number 310104000501869, is a PRC domestic corporation, which we control and hold ownership rights in, through the WFOE and the above-mentioned VIE agreements. This entity’s legal name in Chinese translates to “Xi Biman Biotech (Shanghai) Co., Ltd.” We conduct certain biopharmaceutical business activities through our controlled VIE entity, CBMG Shanghai, including clinical trials and certain other activities requiring a domestic license in the PRC. Chen Mingzhe and Lu Junfeng, together, are the record holders of all of the outstanding registered capital of CBMG Shanghai. Chen and Lu are also directors of CBMG Shanghai constituting the entire management of the same.

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

Variable Interest Entity (VIE) Agreements

Through our wholly foreign-owned entity and 100% subsidiary, Cellular Biomedicine Group Ltd. (Wuxi), we control and have ownership rights by means of a series of VIE agreements with CBMG Shanghai. The shareholders of record for CBMG Shanghai were Cao Wei and Chen Mingzhe, who together owned 100% of the equity interests in CBMG Shanghai before October 26, 2016. On October 26, 2016, Cao Wei, Chen Mingzhe and Lu Junfeng entered into an equity transfer agreement and a supplementary agreement pursuant to which Cao Wei transferred his equity interests in CBMG Shanghai to Chen Mingzhe and Lu Junfeng. As a result of the transfer, each of Chen and Lu now owns a 50% equity interest in CBMG Shanghai. On the same day, WFOE, CBMG Shanghai, Cao Wei and Chen Mingzhe entered into a termination agreement, pursuant to which the series of VIE agreements executed among the WFOE, CBMG Shanghai, Chen Mingzhe and Cao Wei were terminated and a new set of VIE agreements were executed. The following is a description of each of these VIE agreements:

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

Exclusive Option Agreement with Lu Junfeng. Through the WFOE, we are a party to an option agreement with CBMG Shanghai and Lu Junfeng dated October 26, 2016, in accordance with which: (i) Lu Junfeng granted the WFOE an irrevocable and exclusive right to purchase, or designate another person to purchase the entire equity interest in CBMG Shanghai as then held by him, at an aggregate purchase price to be determined; and (ii) any proceeds obtained by Lu Junfeng through the above equity transfer in CBMG Shanghai shall be used for the payment of the loan provided by the WFOE under the aforementioned Loan Agreement.

Exclusive Option Agreement with Chen Mingzhe. Through the WFOE, we are a party to an exclusive option agreement with CBMG Shanghai and Chen Mingzhe dated October 26, 2016, under which: (i) Chen Mingzhe granted the WFOE an irrevocable and exclusive right to purchase, or designate another person to purchase the entire equity interest in CBMG Shanghai for an aggregate purchase price to be determined; and (ii) any proceeds obtained by Chen Mingzhe through the above equity transfer in CBMG Shanghai shall be used for the payment of the loan provided by the WFOE under the aforementioned Loan Agreement.

Power of Attorney from Lu Junfeng. Through the WFOE, we are the recipient of a power of attorney executed by Lu Junfeng on October 26, 2016, in accordance with which Lu Junfeng authorized the WFOE to act on his behalf as his exclusive agent with respect to all matters concerning his equity interest in CBMG Shanghai, including without limitation attending the shareholders’ meetings of CBMG Shanghai, exercising voting rights and designating and appointing senior executives of CBMG Shanghai.

Power of Attorney from Chen Mingzhe. Through the WFOE, we are the recipient of a power of attorney executed by Chen Mingzhe on October 26, 2016, in accordance with which Chen Mingzhe authorized the WFOE to act on his behalf as his exclusive agent with respect to all matters concerning his equity interest in CBMG Shanghai, including without limitation attending the shareholders’ meetings of CBMG Shanghai, exercising voting rights and designating and appointing senior executives of CBMG Shanghai.

Equity Interest Pledge Agreement with Lu Junfeng. Through the WFOE, we are a party to an equity interest pledge agreement with CBMG Shanghai and Lu Junfeng dated October 26, 2016, in accordance with which: (i) Lu Junfeng pledged to the WFOE the entire equity interest he holds in CBMG Shanghai as security for payment of the consulting and service fees by CBMG Shanghai under the Exclusive Business Cooperation Agreement; (ii) Lu Junfeng and CBMG Shanghai submitted all necessary documents to ensure the registration of the Pledge of the Equity Interest with the State Administration for Industry and Commerce (SAIC) and the pledge became effective on November 22, 2016; and (iii) on the occurrence of any event of default, unless it has been successfully resolved within 20 days after the delivery of a rectification notice by the WFOE, the WFOE may exercise its pledge rights at any time by a written notice to Lu Junfeng.

Equity Interest Pledge Agreement with Chen Mingzhe. Through the WFOE we are a party to an equity interest pledge agreement with CBMG Shanghai and Chen Mingzhe dated October 26, 2016, in accordance with which: (i) Chen Mingzhe pledged to the WFOE the entire equity interest he holds in CBMG Shanghai as security for payment of the consulting and service fees by CBMG Shanghai under the Exclusive Business Cooperation Agreement; (ii) Chen Mingzhe and CBMG Shanghai submitted all necessary documents to ensure the registration of the Pledge of the Equity Interest with SAIC, and the pledge became effective on November 22, 2016; and (iii) on the occurrence of any event of default, unless it has been successfully resolved within 20 days after the delivery of a rectification notice by the WFOE, the WFOE may exercise its pledge rights at any time by a written notice to Chen Mingzhe.

Our relationship with our controlled VIE entity, CBMG Shanghai, through the VIE agreements, is subject to various operational and legal risks. Management believes that Chen and Lu, as record holders of the VIE’s registered capital, have no interest in acting contrary to the VIE agreements. However, if Chen and Lu as shareholders of the VIE entity were to reduce or eliminate their ownership of the registered capital of the VIE entity, their interests may diverge from that of CBMG and they may seek to act in a manner contrary to the VIE agreements (for example by controlling the VIE entity in such a way that is inconsistent with the directives of CBMG management and the board; or causing non-payment by the VIE entity of services fees). If such circumstances were to occur the WFOE would have to assert control rights through the powers of attorney and other VIE agreements, which would require legal action through the PRC judicial system. While we believe the VIE agreements are legally enforceable in the PRC, there is a risk that enforcement of these agreements may involve more extensive procedures and costs to enforce, in comparison to direct equity ownership of the VIE entity. We believe based on the advice of local counsel that the VIE agreements are valid and in compliance with PRC laws presently in effect. Notwithstanding the foregoing, if the applicable PRC laws were to change or are interpreted by authorities in the future in a manner which challenges or renders the VIE agreements ineffective, the WFOE’s ability to control and obtain all benefits (economic or otherwise) of ownership of the VIE entity could be impaired or eliminated. In the event of such future changes or new interpretations of PRC law, in an effort to substantially preserve our rights we may have to either amend our VIE agreements or enter into alternative arrangements which comply with PRC laws as interpreted and then in effect.

For further discussion of risks associated with the above, please see Item 1A – Risk Factors under the subheading “Risks Related to Our Structure.”

BIOPHARMACEUTICAL BUSINESS

The biopharmaceutical business was founded in 2009 by a team of seasoned Chinese-American executives, scientists and doctors. In 2010, we established a facility designed and built to comply with China’s GMP standards in Wuxi, China, and in 2012, we established a U.S. FDA compliant manufacturing facility in Shanghai. In November 2017, we opened our Zhangjiang facility in Shanghai, of which 40,000 square feet, or 35% of the total facility, was designed and built to GMP standards and dedicated to advanced cell manufacturing. Our focus has been to serve the rapidly growing health care market initially in China by marketing and commercializing immune cell and stem cell therapeutics, related tools and products from our patent-protected homegrown and acquired cell technology, as well as by utilizing in-licensed and other acquired intellectual properties before shifting our attention to serve the mature and highly competitive health care market in the U.S. We continue to explore new products and gene therapies that may require the investment of a material amount of assets.

Our current treatment focal points are cancer and KOA.

Cancer. We are focusing our clinical development efforts on B-cell maturation antigen (BCMA)-specific, and CD20 CAR-T therapies, T-cells with genetically engineered T-cell receptor (TCR-Ts) and tumor infiltrating lymphocytes (TILs) technologies. As discussed above in Item 1 – Business, under the subheading “Overview,” we entered into the Novartis LCA in September of 2018. With the execution of the Novartis LCA, we have prioritized our efforts on working with Novartis to bring Kymriah® to patients in China as soon as practicable. In light of our collaboration with Novartis, we will no longer pursue our own ALL and DLBCL biologics license application submission with the NMPA. On the research and development side, we seek to bring our CD22 CAR-T, CD20 CAR-T for CD19 CAR-T Relapsing NHL, CD19-CD20 bispecific CAR-T product, BCMA CAR-T for Multiple Myeloma (MM), NKG2D CAR-T for acute myeloid leukemia (AML), AFP TCR-T for HCC and neoantigen reactive TIL on solid tumors, respectively, in first-in-human trial as soon as possible. We plan to continue leveraging our cutting-edge Chemistry, Manufacturing and Control (CMC) platform, as well as our Quality Management System and our strong scientific expertise in the U.S and in China, to collaborate with multinational pharmaceutical companies to co-develop cell therapies in China.

KOA. In 2013, we completed a Phase I/IIa clinical study, in China, for our KOA therapy named ReJoin®. The trial tested the safety and efficacy of intra-articular injections of autologous haMPCs in order to reduce inflammation and repair damaged joint cartilage. Since 2013, we have continued clinical studies on ReJoin® and our trial data has demonstrated positive results on the performance of ReJoin®. Our ReJoin® human adipose-derived mesenchymal progenitor cell (haMPC) therapy for KOA is an interventional therapy using our proprietary process, culture and medium.

Our process is distinguishable from sole Stromal Vascular Fraction (SVF) therapy. The immunophenotype of our haMPCs exhibited a homogenous population expressing multiple biomarkers such as CD73+, CD90+, CD105+, HLA-DR-, CD14-, CD34- and CD45-. In contrast, SVF is merely a heterogeneous fraction including preadipocytes, endothelial cells, smooth muscle cells, pericytes, macrophages, fibroblasts and adipose-derived stem cells.

In January 2016, we launched the Allogeneic KOA Phase I Trial in China to evaluate the safety and efficacy of AlloJoin®, an off-the-shelf allogeneic adipose derived progenitor cell (haMPC) therapy for the treatment of KOA. On August 5, 2016, we completed patient treatment for the Allogeneic KOA Phase I trial, and on December 9, 2016, we announced interim three-month safety data from the Allogenic KOA Phase I Trial in China. The interim analysis of the trial has demonstrated a preliminary safety and tolerability profile of AlloJoin® in the three doses tested, and no serious adverse events (SAE) have been observed. On March 16, 2018, we announced a positive 48-week AlloJoin® Phase I data in China, which demonstrated good safety and early efficacy for the slowing of cartilage deterioration. China finalized its cell therapy regulatory pathway in December 2017. Our AlloJoin® IND application to conduct a Phase II clinical trial with the NMPA was been approved in January 2019 and we launched our Phase II AlloJoin® clinical trial on September 12, 2019. On September 27, 2019, we received the ReJoin® therapy application acceptance for Phase II clinical trials by the NMPA.

We established adult adipose-derived progenitor cell and immuno-oncology cellular therapy platforms in treating specific medical conditions and diseases. Our Quality Management Systems (QMS) have been assessed and certified to meet the requirements of ISO 9001: 2015, and a quality manual based on GMP guidelines has been finalized. The facilities, utilities and equipment in both Zhangjiang and Wuxi Sites have been calibrated and/or qualified and in compliance with requirements of local health authorities. We installed an Enterprise Quality Management System (EQMS) in April 2019 to facilitate the quality activities. A document management system and Laboratory Information Management System (LIMS) will be installed and qualified in early 2020.

Our proprietary manufacturing processes and procedures include (i) banking of allogenic cellular product and intermediate product; (ii) manufacturing process of GMP-grade viral vectors; (iii) manufacturing process of GMP-grade cellular product; and (iv) analytical testing to ensure the safety, identity, purity and potency of cellular products.

Recent Developments in Adoptive Immune Cell Therapy (ACT)

The immune system plays an essential role in cancer development and growth. In the past decade, immune checkpoint blockade has demonstrated a major breakthrough in cancer treatment and has currently been approved for the treatment of multiple tumor types. Adoptive immune cell therapy (ACT) with tumor-infiltrating lymphocytes (TIL) or gene-modified T-cells expressing novel T cell receptors (TCR) or chimeric antigen receptors (CAR) is another strategy to modify the immune system to recognize tumor cells and thus carry out an anti-tumor effector function.

The TILs consist of tumor-resident T-cells which are isolated and expanded ex vivo after surgical resection of the tumor. Thereafter, the TILs are further expanded in a rapid expansion protocol (REP). Before intravenous adoptive transfer into the patient, the patient is treated with a lymphodepleting conditioning regimen. TCR gene therapy and CAR gene therapy are ACT with genetically modified peripheral blood T-cells. For both treatment modalities, peripheral blood T-cells are isolated via leukapheresis. These T-cells are then transduced by viral vectors to either express a specific TCR or CAR. These treatments have shown promising results in various tumor types.

CAR-Ts

According to the U.S. National Cancer Institute’s 2013 cancer topics research update on CAR-T-Cells, excitement is growing for immunotherapy—therapies that harness the power of a patient’s immune system to combat their disease, or what some in the research community are calling the “fifth pillar” of cancer treatment.

One approach to immunotherapy involves engineering patients’ own immune cells to recognize and attack their tumors. This approach is called adoptive cell transfer (ACT). ACT’s building blocks are T cells, a type of immune cell collected from the patient’s own blood. One of the well-established ACT approaches is CAR-T cancer therapy. After collection, the T-cells are genetically engineered to produce special receptors on their surface called chimeric antigen receptors (CARs). CARs are proteins that allow the T-cells to recognize a specific protein (antigen) on tumor cells. These engineered CAR-T-cells are then grown until the number reaches dose level. The expanded population of CAR-T-cells is then infused into the patient. After the infusion, if all goes as planned, the T-cells multiply in the patient’s body and, with guidance from their engineered receptor, recognize and kill cancer cells that harbor the antigen on their surfaces. This process builds on a similar form of ACT pioneered from NCI’s Surgery Branch for patients with advanced melanoma. In 2013, NCI’s Pediatric Oncology Branch commented that the CAR-T-cells are much more potent than anything they can achieve with other immuno-based treatments being studied. Although investigators working in this field caution that there is still much to learn about CAR T-cell therapy, the early results from trials like these have generated considerable optimism.

CAR-T cell therapies, such as anti-CD19 CAR-T and anti-BCMA CAR-T, have been tested in several hematological indications on patients that are refractory/relapsing to chemotherapy, and many of them have relapsed after stem cell transplantation. All of these patients had limited treatment options prior to CAR-T therapy. CAR-T has shown encouraging clinical efficacy in many of these patients, and some of them have had durable clinical response for years. However, some adverse effects, such as cytokine release syndrome (CRS) and neurological toxicity, have been observed in patients treated with CAR-T-cells. For example, in July 2016, Juno Therapeutics, Inc. reported the death of patients enrolled in the U.S. Phase II clinical trial of JCAR015 (anti-CD19 CAR-T) for the treatment of relapsed or refractory B cell acute lymphoblastic leukemia (B-ALL). The U.S. FDA put the trial on hold and lifted the hold within a week after Juno provided a satisfactory explanation and solution. Juno attributed the cause of patient deaths to the use of Fludarabine preconditioning and they switched to use only cyclophosphamide pre-conditioning in subsequent enrollment.

In August 2017, the U.S. FDA approved Novartis’ Kymriah® (tisagenlecleucel) a CD19-targeted CAR-T therapy, for the treatment of patients up to 25 years old for relapsed or refractory (r/r) acute lymphoblastic leukemia (ALL), the most common cancer in children. Current treatments show a rate of 80% remission using intensive chemotherapy. However, there are almost no conventional treatments to help patients who have relapsed or are refractory to traditional treatment. Kymriah® has shown results of complete and long lasting remission, and was the first U.S. FDA-approved CAR-T therapy. In October 2017, the U.S. FDA approved Kite Pharmaceuticals’ (Gilead) CAR-T therapy for diffuse large B-cell lymphoma (DLBCL) the most common type of NHL in adults. The initial results of axicabtagene ciloleucel (Yescarta), the prognosis of high-grade chemo refractory NHL, is dismal with a medium survival time of a few weeks. Yescarta is a therapy for patients who have not responded to or who have relapsed after at least two other kinds of treatment.

In May 2018, the U.S. FDA approved Novartis’ Kymriah® for intravenous infusion for its second indication—the treatment of adult patients with relapsed or refractory (r/r) large B-cell lymphoma after two or more lines of systemic therapy including diffuse large B-cell lymphoma (DLBCL) not otherwise specified, high grade B-cell lymphoma and DLBCL arising from follicular lymphoma. Kymriah® is now the only CAR-T cell therapy to receive U.S. FDA approval for two distinct indications in non-Hodgkin lymphoma (NHL) and B-cell ALL. On September 25, 2018, we entered into the Novartis LCA with Novartis to manufacture and supply Kymriah® to Novartis in China.

Besides anti-CD19 CAR-T, anti-BCMA CAR-T has shown promising clinical efficacy in treatment of multiple myeloma. For example, bb2121, a CAR-T therapy targeting BCMA, has been developed by Bluebird bio, Inc. and Celgene for previously treated patients with multiple myeloma. Based on preliminary clinical data from the ongoing Phase I study CRB-401, bb2121 has been granted Breakthrough Therapy Designation by the U.S. FDA and PRIME eligibility by the European Medicines Agency (EMA) in November 2017. We plan to initiate our anti-BCMA CAR-T investigator initiated trial in the near future.

Recent progress in Universal Chimeric Antigen Receptor (UCAR) T-cells showed benefits such as ease of use, availability and the drug pricing challenge. Currently, most therapeutic UCAR products are being developed with gene editing platforms such as CRISPR or TALEN. For example, UCART19 is an allogeneic CAR T-cell product candidate developed by Cellectis for treatment of CD19-expressing hematological malignancies. UCART19 Phase I clinical trials started in adult and pediatric patients in Europe in June 2016 and in the U.S. in 2017. The use of UCAR may has the potential to overcome the limitation of the current autologous approach by providing an allogeneic, frozen, “off-the-shelf” T-cell product for cancer treatment.

TILs

While CAR-T cell therapy has proven successful in treatment of several hematological malignancies, other cell therapy approaches, including Tumor Infiltrating Lymphocytes (TIL) are being developed to treat solid tumors. For example, Iovance Biotherapeutics is focused on the development of autologous tumor-directed TILs for treatments of patients with various solid tumor indications. Iovance is conducting several Phase II clinical trials to assess the efficacy and safety of autologous TIL for treatment of patients with Metastatic Melanoma, Squamous Cell Carcinoma of the Head and Neck, Non-Small Cell Lung Cancer (NSCLC) and Cervical Cancer in the U.S. and Europe.

TCRs

Adaptimmune is partnering with GlaxoSmithKline to develop TCR-T therapy targeting the NY-ESO-1 peptide, which is present across multiple cancer types. Their NY-ESO SPEAR T-cell has been used in multiple Phase I/II clinical trials in patients with solid tumors and haematological malignancies, including synovial sarcoma, myxoid round cell liposarcoma, multiple myeloma, melanoma, NSCLC and ovarian cancer. The initial data suggested positive clinical responses and evidence of tumor reduction in patients. NY-ESO SPEART T-cell has been granted breakthrough therapy designation by the U.S. FDA and PRIME regulatory access in Europe. Adaptimmune’s other TCR-T product, AFP SPEAR T-cell targeting AFP peptide, is aimed at the treatment of patients with hepatocellular carcinoma (HCC). AFP SPEAR T-cell is in a Phase I study and enrolling HCC patients in the U.S.

CBMG’s Adoptive Immune Cell Therapy (ACT) Programs

In December 2017, the Chinese government issued trial guidelines concerning the development and testing of cell therapy products in China. Although these trial guidelines are not yet codified as mandatory regulation, we believe they provide a measure of clarity and a preliminary regulatory pathway for our cell therapy operations in an uncertain regulatory environment. On April 18 and April 21, 2018, the Center for Drug Evaluation (CDE) posted on its website acceptance of the IND application for CAR-T cancer therapies in treating patients with NHL and adult ALL submitted by the Company’s wholly-owned subsidiaries, CBMG Shanghai and Shanghai Cellular Biopharmaceutical Group Ltd. On September 25, 2018 we entered into Novartis LCA to manufacture and supply Kymriah® in China. As part of the deal, Novartis took approximately a 9% equity stake in CBMG, and CBMG is discontinuing development of its own anti-CD19 CAR-T cell therapy. This collaboration with Novartis reflects our shared commitment to bringing the first marketed CAR-T cell therapy, Kymriah®, a transformative treatment option currently approved in the U.S., EU and Canada for two difficult-to-treat cancers, to China, where the number of patients in need remains the highest in the world. Together with Novartis, we plan to bring the first CAR-T cell therapy to patients in China as soon as possible. We continue to develop CAR-T therapies other than CD 19 on our own and Novartis has the first right of negotiation on these CAR-T developments. The CBMG oncology pipeline includes CAR-T targeting CD20-, CD22- and B-cell maturation antigen (BCMA), AFP TCR-T, which could specifically eradicate AFP positive HCC tumors and TIL technologies. Our current priority is to collaborate with Novartis to bring Kymriah® to China. At the same time, we remain committed to developing our existing pipeline of immunotherapy candidates for hematologic and solid tumor cancers to help deliver potential new treatment options for patients in China. We are striving to build a competitive research and development function, a translational medicine unit, along with a well-established cellular manufacturing capability and ample capacity, to support Kymriah® in China and our development of multiple assets in multiple indications. We believe that these efforts will allow us to boost the Company’s Immuno-Oncology presence. We initiated a clinical trial to evaluate anti-BCMA CAR-T therapy in Multiple Myeloma (“MM”) and started first in-human studies for multiple CAR-T and TCR-T programs in 2019.

Market for Immune Cell Therapies

Our immune cell therapies involve the genetic engineering of T-cells to express either chimeric antigen receptors, or CARs, or T cell receptors, or TCRs and TIL. These T-cells are designed to recognize and attack cancer cells. Kymriah is a type of immune cell therapy that is made from a patient’s own white blood cells and is a prescription cancer treatment used in patients up to 25 years old who have acute lymphoblastic leukemia that is either relapsing or is refractory. It is also used in patients with non-Hodgkin lymphoma that has relapsed or is refractory after having at least two other kinds of treatment. On August 30, 2017, Kymriah was approved by the U.S. FDA for the treatment of children and young adults with ALL. By October 18, 2017, the U.S. FDA granted approval for Yescarta for treating patients with relapsed/refractory diffuse large B-cell lymphoma (r/rDLBCL) and other rare large B-cell lymphomas. On May 1, 2018, the U.S.FDA approved Kymriah for a second indication (diffuse large B-cell lymphoma). In August 2018, Kymriah and Yescarta secured European Union approval for the treatment of blood cancers, including B-cell acute lymphoblastic leukemia (ALL) and relapsed or refractory diffuse large B-cell lymphoma (DLBCL). Health Canada approved Kymriah as the first CAR-T therapy in Canada and the Therapeutic Goods Administration (TGA) approved it as the first CAR-T therapy in Australia.

In 2019, 1,762,450 new cancer cases and 606,880 cancer deaths are projected to occur in the U.S. According to a 2018 International Agency for Cancer publication, China, as the most populous country in the world with an estimated population of nearly 1.42 billion, is projected to have around 4.51 million cancer cases and 3.04 million cancer death by year 2020. A 2018 Global Cancer Statistics Cancer Communications report states that compared (the 2018 Global Cancer Statistics Report) to the U.S. and UK, China has a 30% and 40% higher cancer mortality among which 36.4% of the cancer-related deaths were from the digestive tract cancers (stomach, liver and esophagus cancer) and have relatively poorer prognoses.

The 2018 Global Cancer Statistics Report also reported that in 2018, lung cancer was the most diagnosed cancer type worldwide and in China with 2,093,8761 and 733,3002 new cases respectively. HCC is the 4th most common cancer in China and more than 50% of new HCC cases world-wide are in China. About 466,000 new liver cancer cases each year and the mortality is around 343,7003 annually in China. Chen et al. In 2018, it was estimated about 510,000 new case of Non Hopkins lymphoma (NHL) and 248,724 patients died from NHL worldwide.4

Multiple myeloma accounts for 1% of all cancers and approximately 10% of all hematological malignancies.5 In 2016 there were about 138,509 incident cases worldwide. The United States had the most cases (about 24,407) and the most deaths (about 14,212), China was the second in both measures which incident cases were about 16,537 and deaths about 10,363. The global incidence of multiple myeloma rose by 126% from 1990 to 2016. East Asia (China, North Korea, and Taiwan) saw incident cases of multiple myeloma jump by 262%, which was the largest increase among any of the 21 global regions.6

1 Chen et al. CA Cancer J Clin. 2016; 66:155-132
2 Bray F et al. CA Cancer J Clin. 2018: 68:394-424
3 Chen et al. CA Cancer J Clin. 2016; 66:155-132
4 Bray F et al. CA Cancer J Clin. 2018: 68:394-424
5 Moreau P et al., Annals of Oncol. 24 (Supplement 6): vi133–vi137, 2013)
6 Cowan AJ et al., JAMA Oncol. 2018;4(9):1221-1227

Market for Stem Cell-Based Therapies

The U.S. forecast is that shipments of treatments with stem cells, or instruments which concentrate stem cell preparations for injection into painful joints, will fuel an overall increase in the use of stem cell based treatments resulting in an increase to $5.7 billion in 2020, with key growth areas being Spinal Fusion, Sports Medicine and Osteoarthritis of the joints. Osteoarthritis (OA) is a chronic disease that is characterized by degeneration of the articular cartilage, hyperosteogeny and, ultimately, joint destruction that can affect all of the joints. According to a paper published by Dillon CF, Rasch EK, Gu Q et al. entitled, “Prevalence of knee osteoarthritis in the United States: Arthritis Data from the Third National Health and Nutrition Examination Survey,” the incidence of OA is 50% among people over age 60 and 90% among people over age 65. KOA accounts for the majority of total OA conditions and in adults, OA is the second leading cause of work disability and the disability incidence rate is high (53%). The costs of OA management has grown exponentially over recent decades, accounting for up to 1% to 2.5% of the gross national product of countries with aging populations, including the U.S., Canada, the UK, France and Australia. According to the American Academy of Orthopedic Surgeons (AAOS), the only pharmacologic therapies recommended for OA symptom management are non-steroidal anti-inflammatory drugs (NSAIDs) and tramadol (for patients with symptomatic osteoarthritis). Moreover, there is no approved disease modification therapy for OA in the world. Disease progression is a leading cause of hospitalization and ultimately requires joint replacement surgery. According to an article published by the Journal of the American Medical Association, approximately 505,000 hip replacements and 723,000 knee replacements were performed in the United States in 2014, collectively costing more than $20 billion. International regulatory guidelines on clinical investigation of medicinal products used in the treatment of OA were updated in 2015, and clinical benefits (or trial outcomes) of a disease modification therapy for KOA has been well defined and recommended. Medicinal products used in the treatment of osteoarthritis need to provide both a symptom relief effect for at least six months and a structure modification effect to slow cartilage degradation by at least 12 months. Symptom relief is generally measured by a composite questionnaire, the Western Ontario and McMaster Universities Osteoarthritis Index (WOMAC) score, and structure modification is measured by MRI, or radiographic image as accepted by international communities. The Company uses the WOMAC as the primary end point to demonstrate symptom relief, and MRI to assess structure and regeneration benefits as a secondary endpoint.

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

According to Alternative and Integrative Medicine, 53% of KOA patients will degenerate to the point of disability. Conventional treatment usually involves invasive surgery with painful recovery and physical therapy and replacement surgeries are typically only suggested and performed on patients in the late stage of KOA.

Our Global Strategy

CBMG is a drug development company focusing on developing cell therapies first in China, to take advantage of cost efficiencies, leveraging the expeditious Investigator Initiated Trials (“IIT”) process in China, publish and share our data in major conferences and scientific journals and then address the rest-of-the-world market after safety and efficacy of those programs are established. Our goal is to develop safe and effective cellular therapies for indications that represent a large unmet need in China. We intend to use our first-mover advantage in China, against a backdrop of enhanced regulation by the central government, to differentiate ourselves from the competition and establish a leading position in the China cell therapeutic market. We intend to invest and expand our clinical research capabilities by building drug development and manufacturing infrastructure in China and in the U.S., expanding our clinical research platform, hiring new talent and enhancing our existing coverage. We believe that few competitors in China are as well-equipped as we are in the areas of clinical trial development, internationally compliant manufacturing, quality assurance and control, as well as our dedication to regulatory compliance and process improvement.

 The key issues with cell therapy as modality are drug therapeutic index, institutionalized, scalable manufacturing and an affordable price for the patients. We believe our manufacturing platform is unique as we utilize a semiautomatic, fully closed system, which is expected to lead to economies of scale. Additionally, our focus on being a fully integrated cell therapy company has enabled us to be one of only a few companies that are able to manufacture clinical grade viral vectors in China to cater to the increasing global demand for cell and gene therapies.

 In China, Good Clinical Practice (GCP) only requires institutional review board (“IRB”) approval from the hospital and local NMPA approval for Investigator Initiated Trial (IIT), which is more expeditious than the traditional IND route. IITs can provide early evidence of POC for novel drugs which are more time and cost efficient than the traditional IND approach. IITs are also good ways to identify and develop novel platforms. Currently, we have our own drug development pipeline in CAR-T, AFP TCR-T, TIL and KOA. Our R&D team continues to identify additional platform cell therapy technologies to develop internally or acquire established technologies.

 In addition to the manufacturing of Novartis’ Kymriah® for patients in China as contemplated by the Novartis LCA and the Manufacture and Supply Agreement with Novartis, we are actively developing and evaluating other therapies comprised of other CAR-T, TCR-T and TIL therapies. We have also advanced our KOA AlloJoin® Phase II clinical trial and ReJoin® Phase II clinical trial with the NMPA.

 In addition to our drug development efforts, we are planning on evaluating co-development, strategic partnerships and both in-licensing and out-licensing opportunities with high quality, multinational partners. Such partnerships will enable us to take advantage of the technologies of our partners while leveraging our quality control and manufacturing infrastructure to further expand our pipelines.

Our proprietary and patent-protected manufacturing processes enable us to produce, store and distribute ancillary media, viral vectors and cellular product. Our clinical protocols include medical assessment to qualify each patient for treatment, evaluation of each patient before and after a specific therapy, cell infusion methodologies including dosage, frequency and the use of adjunct therapies, handling potential adverse effects and their proper management. Applying our proprietary intellectual property, we plan to customize specialize formulations to address complex diseases and debilitating conditions.

Currently, we have a total of approximately 70,000 square feet of manufacturing space in three locations, the majority of which is in the new Shanghai facility. We operate our manufacturing facilities under the design of the standard GMP conditions as well ISO standards. We employ institutionalized and proprietary process and quality management system to optimize reproducibility and to hone our efficiency. Our Shanghai and Wuxi facilities are designed and built to meet GMP standards. With our integrated Plasmid, Viral Vectors platforms, our T-cells manufacturing capacities are highly distinguishable from other companies in the cellular therapy industry. We are currently assessing the feasibility of expanding manufacturing spaces in new sites in both China and the U.S.

 Most importantly, our seasoned cell therapy team members have decades of highly relevant experience in the U.S., China and the European Union. We believe that these are the primary factors that make CBMG a high-quality cell products manufacturer in China. We have been implementing significant human resources initiatives such as stock incentive programs, graduate school and continuing education sponsorship and a robust health insurance plan to attract and retain quality talent to support our rapid growth.

Our Targeted Indications and Potential Therapies

The chart below illustrates CBMG’s pipelines:

Immuno-oncology (I/o)

Our CAR-T platform is built on lenti-virial vector and second-generation CAR design, which is used by most of the current trials and studies. We select the patient population for each asset and indication to allow the optimal path forward for potential regulatory approval. We integrate the state-of-the-art translational medicine effort into each clinical study to aid in dose selection, to investigate the mechanism of action and POC, and to attempt to identify the optimal targeting patient population. We plan to continue to grow our translational medicine team and engage key opinion leaders to support our development efforts.

We have developed a serial of CAR-Ts to treat hematological malignancies including CD20, CD22 and BCMA CAR-Ts, which have been proved to be potent and effective in treating hematology tumors in the early phase of clinical studies.

CD20 CAR

CD20 is broadly overexpressed in a serial of B cell malignant tumors. In the patients relapsed after CD19 CAR-T treatment, the expression of CD20 on target tumor cells is relatively stable. It is proven to be an optimal target for treating CD19 CAR-T relapsing patients. We have developed a novel CD20 CAR-Ts clinical lead product, which demonstrated strong anti-tumor activity in both in vitro assays and in vivo animal studies. We have filed a patent application in China and have initiated a first in human investigator initiated trial with CD19 CAR-T relapsed NHL patients.

CD22 CAR

CD22 is another surface marker highly expressed in B cell malignancies especially in hairy cell leukemia. It also expresses in the patients relapsed after CD19 CAR-T treatment. We have developed a novel CD22 CARs clinical lead, which displayed effective anti-tumor activity in in vitro cytotoxicity assays. We plan to initiate an investigator initiated trial with CD19 CAR-T relapsing ALL patients and hairy cell leukemia.

BCMA CAR

BCMA is a member of the TNF receptor superfamily, universally expressed in multiple myeloma (MM) cells. It is not detectable in normal tissues except plasma and mature B cells. It is a proven, effective and safer target for treating refractory MM patients in several clinical trials. We have developed unique BCMA CARs. Our BCMA CAR clinical lead exhibits potent anti-tumor activity both in vitro and in vivo. We have filed a patent for BCMA CAR in China and begun an investigator initiated trial in refractory MM patients in January 2019.

NKG2D CAR

Early studies on CAR-T therapy targeting NK cell signaling has shown promising clinical benefits. We are developing novel second generation CAR-Ts using NKG2D extracellular fragment as antigen binding domain. These CARs can recognize target tumor cells expressing NKG2D ligands. We plan to initiate a first in human investigator initiated trial with R/R AML patients.

Solid tumors pose more challenges than hematological cancers. The patients are more heterogeneous, making it difficult to have one drug to work effectively in the majority of the patients in any cancer indication. The duration of response is most likely shorter and patients are likely to relapse even after initial positive clinical response. We will continue our effort in developing cell-based therapies to target both hematological cancers and solid tumors.

AFP TCR

We license the AFP-TCR technology from Augusta University. We are continuing our evaluation on the efficacy and specificity of the AFP TCRs to identity the most appropriate candidate for a first time in human (FTIH) study. We plan to redirect Human T-cells with the AFP TCRs and evaluate their anti-tumor activity on in vitro cytokine release and cytotoxicity assays; and potential on/off-target toxicity including allo-reactivity as well as in vivo efficacy tests in animal models.

TIL

Augmented by the U.S. National Cancer Institute (“NCI”) technology license, CBMG is developing neoantigen reactive TIL therapies to treat immunogenic cancers. In the early stages of cancer, lymphocytes infiltrate into the tumor, specifically recognizing the tumor targets and mediating anti-tumor response. These cells are known as TIL. TIL-based therapies have shown encouraging clinical results in early development. For example, in Phase-2 clinical studies in patients with metastatic melanoma performed by Dr. Rosenberg at NCI, TIL therapy demonstrated robust efficacy in patients with metastatic melanoma with objective response rates of 56% and complete response rates of 24%. We have started our development with NSCLC, and plan to expand into other cancer indications.

Knee Osteoarthritis (KOA)

We are currently pursuing two primary therapies for the treatment of KOA: ReJoin® therapy and AlloJoin® therapy.

We completed the Phase I/IIa clinical trial for the treatment of KOA. The trial tested the safety and efficacy of intra-articular injections of autologous haMPCs in order to reduce inflammation and repair damaged joint cartilage. The six-month follow-up clinical data showed ReJoin® therapy to be both safe and effective.

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

Adult mesenchymal stem cells can currently be isolated from a variety of adult human sources, such as liver, bone marrow and adipose (fat) tissue. We believe the advantages in using adipose tissue (as opposed to bone marrow or blood) are that it is one of the richest sources of multipotent cells in the body, the easy and repeatable access to fat via liposuction, and the simple cell isolation procedures that can begin to take place even on-site with minor equipment needs. The procedure we are testing for autologous KOA involves extracting a very small amount of fat using a minimally invasive extraction process which takes up to 20 minutes and leaves no scarring. The haMPC cells are then processed and isolated on site, and injected intraarticularly into the knee joint with ultrasound guidance. For allogeneic KOA, we use donor haMPC cells.

These haMPC cells are capable of differentiating into bone, cartilage and fat under the right conditions. As such, haMPCs are an attractive focus for medical research and clinical development. Importantly, we believe both allogeneic and autologously sourced haMPCs may be used in the treatment of disease. Numerous studies have provided preclinical data that support the safety and efficacy of allogeneic and autologous haMPC, offering a choice for those where factors such as donor age and health are an issue.

The haMPCs are currently being considered as a new and effective treatment for osteoarthritis, with a huge potential market. Osteoarthritis is one of the ten most disabling diseases in developed countries. Worldwide estimates are that 9.6% of men and 18.0% of women aged over 60 years have symptomatic osteoarthritis. It is estimated that the global OA therapeutics market was worth $4.4 billion in 2010 and is forecast to grow at a compound annual growth rate of 3.8% to reach $5.9 billion by 2018.

In order to bring haMPC-based KOA therapy to market, our market strategy is to: (a) establish regional laboratories that comply with cGMP standards in Shanghai and Beijing that meet Chinese regulatory approval; (b) submit to the NMPA an IND package for Allojoin™ to treat patients with donor haMPC cells; and (c) file joint applications with Class AAA hospitals to use ReJoin® to treat patients with their own haMPC cells.

Our competitors are pursuing treatments for osteoarthritis with knee cartilage implants. However, unlike their approach, our KOA therapy is not surgically invasive—it uses a small amount (30ml) of adipose tissue obtained via liposuction from the patient, which is cultured and re-injected into the patient. The injections are designed to induce the body’s secretion of growth factors promoting immune response and regulation, and regrowth of cartilage. The down-regulation of the patient’s immune response is aimed at reducing and controlling inflammation which is a central cause of KOA.

 We believe our proprietary method, subsequent haMPC proliferation and processing know-how will enable haMPC therapy to be a low cost and relatively safe and effective treatment for KOA. Additionally, banked haMPCs can continue to be stored for additional use in the future.

Based on current estimates, we expect to generate collaboration payment and revenues through our sale of Kymriah® products to Novartis within the next two years. We plan to systematically advance our own cell therapy pipeline and timely seek BLA opportunities to commercialize our products within the next three years although we cannot assure you that we will be successful at all or within the foregoing timeframe.

Competition

Many companies operate in the cellular biopharmaceutical field. We face competition based on several factors, including quality and breadth of services, ability to protect our intellectual property or other confidential information, timeliness of implementation, maintenance of quality standards, depth of collaboration partner relationships, price and geography. Currently there are several approved stem cell therapies on the market including Canada’s pediatric graft-versus-host disease and the European Commission’s approval in March 2018 for the treatment of complex perianal fistulas in adult Crohn’s disease. There are several public and private cellular biopharmaceutical-focused companies outside of China with varying phases of clinical trials addressing a variety of diseases. We compete with these companies in bringing cellular therapies to the market. However, our focus is to develop a core business in the China market, with plans to expand in the U.S. market. This difference in focus places us in a different competitive environment from other western companies with respect to fund raising, clinical trials, collaborative partnerships and the markets in which we compete.

In terms of entry barriers, cellular biopharmaceutical business generally requires high, upfront capital and other resources, significant financial and time commitment in recruiting experienced talents, a successful track record and solid reputation to build up synergies with business partners and emphasis on cost efficiency. Our core competitive edge is our strong capacity to cover the full research and development process of the full life cycle of a product, and to satisfy the increasing demand for timely realization and localization in China of key products already approved in foreign markets. We believe that we are able to maintain our competitiveness by leveraging our established position in the global research and development in the cellular biopharmaceutical market and capitalizing on the opportunities offered by the booming pharmaceutical market in China.

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

We compete globally with respect to the discovery and development of new cell-based therapies, and we also compete within China to bring new therapies to market. In the biopharmaceutical specialty segment, namely in the areas of cell processing and manufacturing, clinical development of cellular therapies and cell collection, processing and storage, are characterized by rapidly evolving technology and intense competition. Our competitors worldwide include pharmaceutical, biopharmaceutical and biotechnology companies, as well as numerous academic and research institutions and government agencies engaged in drug discovery activities or funding, in the U.S., Europe and Asia. Many of these companies are well-established and possess technical, research and development, financial and sales and marketing resources significantly greater than ours. In addition, many of our smaller potential competitors have formed strategic collaborations, partnerships and other types of joint ventures with larger, well established industry competitors that afford these companies potential research and development and commercialization advantages in the technology and therapeutic areas currently being pursued by us. Academic institutions, governmental agencies and other public and private research organizations are also conducting and financing research activities which may produce products directly competitive to those being commercialized by us. Moreover, many of these competitors may be able to obtain patent protection, obtain government (e.g., the U.S. FDA) and other regulatory approvals and begin commercial sales of their products before us.

Our primary competitors in the field of cancer immune cell therapies include pharmaceutical, biotechnology companies such as Eureka Therapeutics, Inc., Iovance Biotherapeutics Inc., Juno Therapeutics, Inc. (acquired by Celgene), Kite Pharma, Inc. (acquired by Gilead), CARSgen, Sorrento Therapeutics, Inc. and others. Among our competitors, the ones based in and operating in Greater China are CARsgen, Hrain Biotechnology, Nanjing Legend Biotechnology Galaxy Biomed, Persongen, Anke Biotechnology, Shanghai Minju Biotechnology, Unicar Therapy (Cooperated with Terumo BCT), Wuxi Biologics, Junshi Pharma, BeiGene, Immuno China Biotech, Chongqing Precision Biotech, Innovative Cellular Therapeutics and China Oncology Focus Limited. Other companies in the cancer immune cell therapies space have made inroads in China by partnering with local companies. For example, in April, 2016, Seattle-based Juno Therapeutics, Inc. started a new company with WuXi AppTec in China named JW Biotechnology (Shanghai) Co., Ltd. In January 2017, Shanghai Fosun Pharmaceutical created a joint venture with Santa Monica-based Kite Pharma Inc. to develop, manufacture and commercialize CAR-T and TCR products in China. The NMPA has received IND applications for CD19 chimeric antigen receptor T-cells cancer therapies from many companies and have granted the initial phase of acceptance to several companies thus far.

The osteoarthritis industry is highly competitive and subject to rapid and significant technological change. The large size and expanding scope of the pain market makes it an attractive therapeutic area for biopharmaceutical businesses. Our potential competitors include pharmaceutical, biotechnology, medical device and specialty pharmaceutical companies. Several of these companies have robust drug pipelines, readily available capital and established research and development organizations. We believe our success will be driven by our ability to develop and commercialize treatment options that make a meaningful difference for patients with KOA. Our primary competitors in the field of stem cell therapy for osteoarthritis and other indications include Mesoblast Ltd., Caladrius Biosciences, Inc. and others. On September 12, 2019, we launched allogenic haMPC KOA Phase II of the clinical trial across six leading hospitals in China with a plan to recruit 108 patients. We submitted our autologous adipose stem cell therapy (ReJoin®) KOA with IND filing with the CDE and the application was approved by NMPA. Additionally, in the general area of cell-based therapies for knee osteoarthritis ailments, we potentially compete with a variety of companies, from big pharma to specialty medical products or biotechnology companies. Some of these companies, such as Abbvie, Merck KGaA, Sanofi, Teva, GlaxosmithKline, Baxter, Johnson & Johnson, Sanumed, Medtronic and Miltenyi Biotech are well-established and have substantial technical and financial resources compared to ours. However, as cell-based products are only just recently emerging as viable medical therapies, many of our more direct competitors are smaller biotechnology and specialty medical products companies comprised of Vericel Corporation, Regeneus Ltd., Advanced Cell Technology, Inc., Nuo Therapeutics, Inc., ISTO technologies, Inc., Ember Therapeutics, Athersys, Inc., Bioheart, Inc., Mesoblast, Pluristem, Inc., Medipost Co. Ltd. and others. There are also several non-cell-based, small molecule and peptide clinical trials targeting knee osteoarthritis, and several other U.S. FDA-approved treatments for knee pain.

 Other companies have OA product candidates in advanced stages of clinical development. These product candidates include:

●
Anika Therapeutics, Inc.’s Cingal®, which is a mixture of Anika’s Monovisc combined with a low dose of a commonly used immediate-release steroid. In February 2019, Anika announced that, based on their discussions with the FDA, they will need to conduct another Phase III clinical trial before they can potentially obtain approval for Cingal in the U.S.

●
Kolon TissueGene, Inc.’s Invossa™, which is a combination of human allogeneic chondrocytes and TGF-b1 transfected allogeneic chondrocytes. In November 2018, Kolon TissueGene announced they enrolled the first patient in a pivotal U.S. Phase 3 trial. According to clinicaltrials.gov, the estimated primary completion date for the trial is April 2021.

●
Ampio Pharmaceuticals, Inc.’s Ampion™, which is a derivative of human serum albumin, is described as having anti-inflammatory properties, and is formulated for immediate-release. Ampio stated that Ampion is in Phase 3 development but has not announced a timeline for potentially submitting a Biologics License Application, or BLA.

●
Centrexion Therapeutics Corporation’s CNTX-4975, which is a synthetic, ultra-pure injection of trans-capsaicin. In December 2018, Centrexion announced completion of patient enrollment in its Phase 3 VICTORY-1 trial. Topline results are expected to be reported in the first quarter of 2020.

●
A number of investigational nerve growth factor antibodies are in development. Regeneron’s fasinumab and Pfizer and Eli Lilly’s tanezumab are both in Phase 3 development. Initial results from Phase 3 clinical trials for each were announced in 2018. In January 2019, Pfizer and Lilly announced results from a second Phase 3 study showing that the tanezumab 5 mg treatment arm met all three co-primary endpoints at 24 weeks, however in the 2.5 mg treatment arm, patients’ overall assessment of their OA was not statistically different than placebo. Rapidly progressive OA was seen in 2.1% of tanezumab-treated patients and was not observed in the placebo arm.

●
Servier and Galapagos NV’s S201086/GLPG1972, an ADAMTS-5 inhibitor, is currently in Phase II clinical development.

●
Taiwan Liposome Company’s TLC599, which is a liposomal formulation of dexamethasone sodium phosphate. TLC599 is currently in Phase II clinical development.

Certain CBMG competitors also work with adipose-derived stem cells. To the best of our knowledge, none of these companies are currently utilizing the same technologies as ours to treat KOA, nor are we aware of any of these companies conducting government-approved clinical trials in China.

Some of our targeted disease applications may compete with drugs from traditional pharmaceutical or Traditional Chinese Medicine companies. We do not believe that our chosen targeted disease applications are in competition with the products and therapies offered by traditional pharmaceutical or Traditional Chinese Medicine companies.

We believe we have a strategic advantage over our competitors based on our outstanding quality management system and robust and efficient manufacturing capability, which we believe is possessed by few, if any, of our competitors in China, in an industry in which meeting exacting standards and achieving extremely high purity levels is crucial to success. In addition, in comparison to the broader range of cellular biopharmaceutical firms, we believe we have the advantages of cost and expediency, and a first mover advantage with respect to commercialization of cell therapy products and treatments in the China market.

Intellectual Property

We have built our intellectual property portfolio with a view towards protecting our freedom of operation in China within our specialties in the cellular biopharmaceutical field. Our portfolio contains patents, trade secrets and know-how.

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

For our haMPC therapy:

●
We believe our intellectual property portfolio for haMPC is well-built and abundant. It covers aspects of adipose stem cell medicine production, including acquisition of human adipose tissue, preservation and storage; tissue processing, stem cell purification, expansion and banking; formulation for administration and administration methods.

●
Our portfolio also includes adipose derived cellular medicine formulations and their applications in the potential treatment of degenerative diseases and autoimmune diseases, including osteoarthritis, and rheumatoid arthritis, as well as potential applications with age-related illnesses and conditions.

●
Our haMPC intellectual property portfolio:

o
provides coverage of all steps in the production process;

o
enables achievement of high yields of Stromal Vascular Fraction (SVF), i.e., stem cells derived from adipose tissue extracted by liposuction;

o
makes adipose tissue acquisition convenient and useful for purposes of cell banking; and

o
employs preservation techniques enabling long distance shipment of finished cell medicine products.

For our CAR-T and Tcm cancer immune cell therapy:

●
Our recent amalgamation of technologies from AG and PLAGH in the cancer cell therapy is comprehensive and well-rounded. It comprises T-cell clonality, Chimeric Antigen Receptor T cell (CAR-T) therapy, its recombinant expression vector CD19, CD20, CD30 and Human Epidermal Growth Factor Receptor’s (EGFR or HER1) Immunooncology patent applications, several preliminary clinical studies of various CAR-T constructs targeting CD19-positive acute lymphoblastic leukemia, CD20-positive lymphoma, CD30-positive Hodgkin’s lymphoma and EGFR-HER1-positive advanced lung cancer and Phase I/II clinical data of the aforementioned therapies and manufacturing knowledge.

In addition, our intellectual property portfolio covers various aspects of other therapeutic categories, including umbilical cord-derived huMPC therapy and bone marrow-derived hbMPC therapy.

Moreover, our clinical trial protocols are proprietary, and we rely upon trade secret laws for protection of these protocols.

We intend to continue to vigorously pursue patent protection of the technologies we develop, both in China and under the Patent Cooperation Treaty. Additionally, we require all of our employees to sign proprietary information and invention agreements, and compartmentalize our trade secrets in order to protect our confidential information.

Patents

The following is a brief list of our patents, patent applications and work in process as of December 31, 2019:

	China Patents	U.S. Patents	EU Patents	Rest of the World	Patent Cooperation Treaty (PCT)	Total

Work in Process	10	-	-	-	-	10
Patents Filed, Pending	27	5	4	7	5	48
Granted	29	3	1	2	-	35
Total	66	8	5	9	5	93

Generally, our patents cover technology, methods, design and composition of and relating to medical device kits used in collecting cell specimens, cryopreservation of cells, purification, use of stem cells in a range of potential therapies, adipose tissue extraction, cell preservation and transportation, preparation of chimeric antigen receptor, gene detection and quality control.

Manufacturing

We manufacture cells for our own research, testing and clinical trials. We are scaling up and optimizing our manufacturing capacity. Our facilities are operated by a manufacturing and technology team with decades of relevant experience in China, the EU and the U.S.

In any precision setting, it is vital that all controlled environment equipment meet certain design standards. We operate our manufacturing facilities under GMP conditions as well the ISO standards. We employ an institutionalized and proprietary process and quality management system to optimize reproducibility and to hone our efficiency. Three of our facilities designed and built to GMP in Shanghai and Wuxi, China meet international standards. Specifically, our Shanghai cleanroom facility underwent rigorous cleanroom certification since 2013.

The quality management systems of CBMG Shanghai have been assessed and certified as meeting the requirements of ISO 9001: 2015, including (i) the cleanrooms in our new facility have been inspected and certified to meet the requirements of ISO 14644 and in compliance with China’s GMP requirements (2010 edition); and (ii) the equipment, including critical ones like biological safety cabinets in the new Shanghai facility has been calibrated and qualified, and the biological safety cabinets were also qualified. The quality management systems of CBMG Wuxi were certified as meeting the requirements of ISO 9001: 2015, and the facility and equipment in Wuxi Site were also qualified.

With our integrated GMP level plasmid, viral vectors and CAR-T cell chemistry, manufacturing and controls processes, as well as planned capacity expansion, we believe that we are highly distinguishable with other companies in the cellular therapy industry.

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

Employees

As of December 31, 2019, the total enrollment of full-time employees of the Company is 217. Among these 217 professionals, 136 have postgraduate and PhD degrees and 71 have undergraduate degrees. In other words, 95.4% of our employees have a germane educational background. As a biotech company, 182 out of our 217 employees have medical or biological scientific credentials and qualifications.

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

On December 22, 2017, the tax reform bill was passed (Tax Cut and Jobs Act (H.R.1)) and reduced the top corporate tax rate from 35% to 21% effective from January 1, 2018. Pursuant to this new Act, non-operating loss carry-back period is eliminated and the loss carry-forward period was expanded from 20 years to an indefinite period.

According to Guoshuihan 2009 No. 203, if an entity is certified as an “advanced and new technology enterprise,” it is entitled to a preferential income tax rate of 15%. CBMG Shanghai obtained the certificate of “advanced and new technology enterprise” dated October 30, 2015 with an effective period of three years and the provision for PRC corporate income tax for CBMG Shanghai is calculated by applying the income tax rate of 15% from 2015. CBMG Shanghai re-applied and Shanghai SBM applied for the certificate of “advanced and new technology enterprise” in 2018. Both of them received approval on November 27, 2018 with an effective period of three years.

BIOPHARMACEUTICAL REGULATION

PRC Regulations

Our cellular medicine business operates in a highly regulated environment. In China, aside from provincial and local licensing authorities, there are hospitals and their internal ethics and utilization committees, and a system of IRBs which in many cases have members appointed by provincial authorities. With respect to cell therapies, however, the Chinese regulatory infrastructure is less established. In December 2017, the Chinese government issued trial guidelines concerning development and testing of cell therapy products, including stem cell treatments and immune cell therapies such as CAR-T cell therapeutics. These trial guidelines are not mandatory regulation but provide some general principles and basic requirements for cell therapy products in the areas of pharmaceutical research, non-clinical research and clinical research. The cell therapy products provided in the trial guideline refer to the human-sourced living cell products which are used for human disease therapy, whose source, operation and clinical trial process are in line with ethics and whose research and registration application are in line with regulations on pharmaceutical administration. The competent authority of pharmaceutical administration is the NMPA. It is further clarified by the NMPA that the non-registered clinical trial data would be acceptable for drug registration on a case by case basis, pending on the consistency of the samples used for the clinical trial and the drug applied for registration, the generation process of the clinical trial data, whether the data is authentic, complete, accurate and traceable to the source and the inspection outcome of the NMPA on the clinical trial. Moreover, an applicant of the clinical trial of the said cell therapy products can propose the phases of the clinical trial and the trial plan by itself (generally the trial can be divided into early stage clinical trial phase and confirmatory clinical trial phase), instead of the application of the traditional phases I, II and III of a clinical trial. However, it remains unclear if any of our clinical trials will be offered U.S. FDA-like Fast Track designation as maintenance therapy in subjects with advanced cancer who have limited options following surgery and front-line platinum/taxane chemotherapy to improve their progression-free survival. By applying U.S. standards and protocols and following authorized treatment plans in China, we believe we are differentiated from our competition as we believe we have first mover’s advantage in an undeveloped industry. In addition, we have begun to review the feasibility of performing synergistic U.S. clinical studies.

PRC Operating Licenses

Our business operations in China are subject to customary regulation and licensing requirements under regulatory agencies including the local Administration for Industry and Commerce, General Administration of Quality Supervision, Inspection and Quarantine and the State Administration of Taxation, for each of our business locations. Additionally, our clean room facilities and the use of reagents is also regulated by local branches of the Ministry of Environmental Protection. We are in good standing with respect to each of our business operating licenses.

U.S. Government Regulation

The health care industry is one of the most highly regulated industries in the United States. The federal government and individual state and local governments, as well as private accreditation organizations, oversee and monitor the activities of individuals and businesses engaged in the development, manufacture and delivery of health care products and services. Federal laws and regulations seek to protect the health, safety and welfare of the citizens of the U.S., as well as to prevent fraud and abuse associated with the purchase of health care products and services with federal monies. The relevant state and local laws and regulations similarly seek to protect the health, safety and welfare of the states’ citizens and prevent fraud and abuse. Accreditation organizations help to establish and support industry standards and monitor new developments.

HCT/P Regulations

Manufacturing facilities that produce cellular therapies are subject to extensive regulation by the U.S. FDA. In particular, U.S. FDA regulations set forth requirements pertaining to establishments that manufacture human cells, tissues and cellular and tissue-based products (“HCT/Ps”). Title 21, Code of Federal Regulations, Part 1271 (21 CFR Part 1271) provides for a unified registration and listing system, donor-eligibility, current Good Tissue Practices (“cGTP”) and other requirements that are intended to prevent the introduction, transmission and spread of communicable diseases by HCT/Ps. While we currently do not conduct these activities within the United States, these regulations may be relevant to us if in the future we become subject to them, or if parallel rules are imposed on our operations in China.

We currently collect, process, store and manufacture HCT/Ps, including manufacturing cellular therapy products. We also collect, process and store HCT/Ps. Accordingly, we comply with cGTP and cGMP guidelines that apply to biological products. Our management believes that certain other requirements pertaining to biological products, such as requirements pertaining to premarket approval, do not currently apply to us because we are not currently investigating, marketing or selling cellular therapy products in the United States. If we change our business operations in the future, the U.S. FDA requirements that apply to us may also change.

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

Pharmaceutical and Biological Products

In the United States, pharmaceutical and biological products, including cellular therapies, are subject to extensive pre- and post-market regulation by the U.S. FDA. The Federal Food, Drug, and Cosmetic Act (“FD&C Act”) and other federal and state statutes and regulations, govern, among other things, the research, development, testing, manufacture, storage, recordkeeping, approval, labeling, promotion and marketing, distribution, post-approval monitoring and reporting, sampling and import and export of pharmaceutical products. Biological products are approved for marketing under provisions of the Public Health Service Act, or PHS Act. However, because most biological products also meet the definition of “drugs” under the FD&C Act, they are also subject to regulation under FD&C Act provisions. The PHS Act requires the submission of a biologics license application (“BLA”) rather than a New Drug Application (“NDA”) for market authorization. However, the application process and requirements for approval of BLAs are similar to those for NDAs, and biologics are associated with similar approval risks and costs as drugs. Presently we are not subject to any of these requirements, because we do not conduct these regulated activities within the United States. However, these regulations may be relevant to us should we engage in these activities in the United States in the future.

AVAILABLE INFORMATION

You are advised to read this Form 10-K in conjunction with other reports and documents that we file from time to time with the SEC. In particular, please read our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K that we file from time to time. We make available free of charge on our website, www.cellbiomedgroup.com, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

ITEM 1A. RISK FACTORS

RISKS RELATED TO OUR COMPANY

Please carefully consider the following discussion of significant factors, events and uncertainties that make an investment in our securities risky. The events and consequences discussed in these risk factors could, in circumstances we may not be able to accurately predict, recognize or control, have a material adverse effect on our business, growth, reputation, prospects, financial condition, operating results (including components of our financial results such as sales and profits), cash flows, liquidity and stock price. These risk factors do not identify all risks that we face; our operations could also be affected by factors, events or uncertainties that are not presently known to us or that we currently do not consider to present significant risks to our operations.

We have a limited operating history and expect significant operating losses for the next few years.

We are a company with a limited operating history and have incurred substantial losses and negative cash flow from operations through the year ended December 31, 2019. Our cash flow from operations has not and may continue to not be consistent from period to period, our biopharmaceutical business has not yet generated substantial revenue and we may continue to incur losses and negative cash flow in future periods, particularly within the next several years.

Our biopharmaceutical product development programs are based on novel technologies and are inherently risky.

We are subject to the risks of failure inherent in the development of products based on new biomedical technologies. The novel nature of these cell-based therapies creates significant challenges in regard to product development and optimization, manufacturing, government regulation, third-party reimbursement and market acceptance, including the challenges of:

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

 These challenges present difficulties in developing and commercializing products on a timely or profitable basis or at all.

We face risks relating to the cell therapy industry, clinical development and commercialization.

Cell therapy is still a developing field and a significant global market for our services has yet to emerge. Our cellular therapy candidates are based on novel cell technologies that are inherently risky and may not be understood or accepted by the marketplace. The current market principally consists of providing manufacturing of cell- and tissue-based therapeutic products for clinical trials and processing of stem cell products for therapeutic programs.

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

Laws and the regulatory infrastructure governing cellular biopharmaceuticals in China are relatively new and less established in comparison to the U.S. and other countries; accordingly, regulation can be less stable and predictable than desired, and regulatory changes may disrupt our commercialization process.

In December 2017, the Chinese government issued trial guidelines concerning development and testing of cell therapy products, including stem cell treatments and immune cell therapies such as CAR-T cell therapeutics. These trial guidelines are not mandatory regulation but provide some general principles and basic requirements for cell therapy products in the areas of pharmaceutical research, non-clinical research and clinical research. The cell therapy products provided in the trial guideline refer to the human-sourced living cell products which are used for human disease therapy, whose source, operation and clinical trial process are in line with ethics and whose research and registration application are in line with regulations on pharmaceutical administration. The competent authority of pharmaceutical administration is the NMPA. It is further clarified by the NMPA that the non-registered clinical trial data would be acceptable for drug registration on a case by case basis, pending on the consistency of the samples used for the clinical trial and the drug applied for registration, the generation process of the clinical trial data, whether the data is authentic, complete, accurate and traceable to the source and the inspection outcome of the NMPA on the clinical trial. Moreover, an applicant of the clinical trial of the said cell therapy products can propose the phases of the clinical trial and the trial plan by itself (generally the trial can be divided into early stage clinical trial phase and confirmatory clinical trial phase) instead of the application of the traditional phases I, II and III of a clinical trial. However, it remains unclear if any of our clinical trials will be offered U.S. FDA-like Fast Track designation as maintenance therapy in subjects with advanced cancer who have limited options following surgery and front-line platinum/taxane chemotherapy to improve their progression-free survival. We do not know if our animal studies documentation will be approved to support trials in humans. We also do not know if our cell lines will be accepted by the PRC health authorities. These factors could adversely affect the timing of the clinical trials, the timing of receipt and reporting of clinical data, the timing of Company-sponsored IND filings, and our ability to conduct future planned clinical trials, and any of the above could have a material adverse effect on our business.

NMPA’s regulations can limit our ability to develop, license, manufacture and market our products and services.

Some or all of our operations in China will be subject to oversight and regulation by the NMPA and MOH. Government regulations, among other things, cover the inspection of and controls over testing, manufacturing, safety and environmental considerations, efficacy, labeling, advertising, promotion, record keeping and sale and distribution of pharmaceutical products. Such government regulations may increase our costs and prevent or delay the licensing, manufacturing and marketing of any of our products or services. In the event we seek to license, manufacture, sell or distribute new products or services, we likely will need approvals from certain government agencies as the future growth and profitability of any operations in China would be contingent on obtaining the requisite approvals. There can be no assurance that we will obtain such approvals.

In 2003, the CFDA implemented new guidelines for the licensing of pharmaceutical products. All existing manufacturers with licenses were required to apply for the cGMP certifications. According to Good Manufacturing Practices for Pharmaceutical Products (revised edition 2010) or the New GMP Rules promulgated by the Ministry of Health of the PRC on January 17, 2011 which became effective on March 1, 2011, all the newly constructed manufacturing facilities of drug manufacture enterprises in China shall comply with the requirements of the New GMP Rules, which are stricter than the original GMP standards.

In addition, delays, product recalls or failures to receive approval may be encountered based upon additional government regulation, legislative changes, administrative action or changes in governmental policy and interpretation applicable to the Chinese pharmaceutical industry. Our pharmaceutical activities also may subject us to government regulations with respect to product prices and other marketing and promotional-related activities. Government regulations may substantially increase our costs for developing, licensing, manufacturing and marketing any products or services, which could have a material adverse effect on our business, operating results and financial condition.

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

We have concentrated our research and development efforts on T cell immunotherapy technology, and our future success in cancer treatment is dependent on the successful development of T-cell immunotherapies in general and our CAR technologies and product candidates in particular. Our approach to cancer treatment aims to alter T-cells ex vivo through genetic modification using viruses designed to reengineer the T-cells to recognize specific proteins on the surface or inside cancer cells. Because this is a new approach to cancer immunotherapy and cancer treatment generally, developing and commercializing our product candidates subjects us to many challenges.

We cannot be sure that our T cell immunotherapy and will yield satisfactory products that are safe and effective, scalable or profitable. Additionally, because our technology involves the genetic modification of patient cells ex vivo using viral vector, we are subject to many of the challenges and risks that gene therapies face, including regulatory requirements governing gene and cell therapy products have evolved frequently.

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

Our near-term ability to generate significant product revenue is dependent on the success of one or more of our CAR-T, AFP TCR-T and TIL product candidates, each of which are at an early-stage of development and will require significant additional clinical testing before we can seek regulatory approval and begin commercial sales.

Our near-term ability to generate significant product revenue is highly dependent on the POC results of our cell therapy assets, and our ability to obtain regulatory approval of and successfully commercialize these products. All of these products are in the early stages of development, and will require additional pre-clinical and clinical development, regulatory review and approval in each jurisdiction in which we intend to market the products, substantial investment, access to sufficient commercial manufacturing capacity and significant marketing efforts before we can generate any revenue from product sales. Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must conduct extensive clinical studies to demonstrate the safety, purity and potency of the product candidates in humans. We cannot be certain that any of our product candidates will be successful in clinical studies and they may not receive regulatory approval even if they are successful in clinical studies.

Developed products that encounter safety or efficacy problems, developmental delays, regulatory issues or other problems, could significantly harm our development plans and business. Further, competitors who are developing products with similar technology may experience problems with their products that could identify problems that would potentially harm our business.

Our CAR-T, AFP TCR-T and TIL product candidates are biologics and the manufacture of our product candidates is complex and can lead to difficulties in production, particularly with respect to process development or scaling-out of our manufacturing capabilities. Such difficulties would likely impact our ability to provide supply of our product candidates for clinical trials or our products for patients, if approved, resulting in delays or stoppages or in inability to maintain a commercially viable cost structure.

Our immune cell CAR-T, AFP TCR-T and TIL product candidates are biologics and the process of manufacturing our products is complex, highly regulated and subject to multiple risks. The manufacture of our product candidates involves complex processes, including harvesting T-cells from patients, genetically modifying the T-cells ex vivo, multiplying the T-cells to obtain the desired dose and ultimately infusing the T-cells back into a patient’s body. As a result of the complexities, the cost to manufacture these biologics in general, and our genetically modified cell product candidates in particular, is generally higher than the adipose stem cell, and the manufacturing process is less reliable and is more difficult to reproduce. Our manufacturing process will be susceptible to product loss or failure due to logistical issues associated with the collection of white blood cells, or starting material, from the patient, shipping such material to the manufacturing site, shipping the final product back to the patient and infusing the patient with the product, manufacturing issues associated with the differences in patient starting materials, interruptions in the manufacturing process, contamination, equipment or reagent failure, improper installation or operation of equipment, vendor or operator error, inconsistency in cell growth and variability in product characteristics. Even minor deviations from normal manufacturing processes could result in reduced production yields, product defects and other supply disruptions. If for any reason we lose a patient’s starting material or later-developed product at any point in the process, the manufacturing process for that patient will need to be restarted and the resulting delay may adversely affect that patient’s outcome. If microbial, viral or other contaminations are discovered in our product candidates or in the manufacturing facilities in which our product candidates are made, such manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination. Because our product candidates are manufactured for each particular patient, we will be required to maintain a chain of identity with respect to materials as they move from the patient to the manufacturing facility, through the manufacturing process and back to the patient. Maintaining such a chain of identity is difficult and complex, and failure to do so could result in adverse patient outcomes, loss of product or regulatory action including withdrawal of our products from the market. Further, as product candidates are developed through preclinical to late stage clinical trials towards approval and commercialization, it is common that various aspects of the development program, such as manufacturing methods, are altered along the way in an effort to optimize processes and results. Such changes carry the risk that they will not achieve these intended objectives, and any of these changes could cause our product candidates to perform differently and affect the results of planned clinical trials or other future clinical trials.

Although we continue to develop our own manufacturing facilities to support our clinical and commercial manufacturing activities, we may, in any event, never be successful in establishing our own manufacturing facilities. We have not yet caused our product candidates to be manufactured or processed on a commercial scale and may not be able to do so for any of our product candidates. Although our manufacturing and processing approach is based upon the current approach undertaken by our third-party research institution collaborators, we do not have experience in managing the clinical and commercial manufacturing process, and our process may be more difficult or expensive than the approaches currently in use. We will make changes as we work to optimize the manufacturing process, and we cannot be sure that even minor changes in the process will not result in significantly different CAR-T, AFP TCR-T, TIL or stem cells that may not be as safe and effective as the current products deployed by our third-party research institution collaborators. As a result of these challenges, we may experience delays in our clinical development and/or commercialization plans. The manufacturing risks could delay or prevent the completion of our clinical trials or the approval of any of our product candidates by the U.S. FDA, NMPA or other regulatory authorities, result in higher costs or adversely impact commercialization of our product candidates. In addition, we will rely on third parties to perform certain specification tests on our product candidates prior to delivery to patients. Inappropriately conducted tests and unreliable data could put patients at risk of serious harm and the U.S. FDA, NMPA or other regulatory authorities could require additional clinical trials or place significant restrictions on our company until deficiencies are remedied. We are not always able to reduce the cost of goods for our product candidates to levels that will allow for an attractive return on investment if and when those product candidates are commercialized.

We rely heavily on third parties to conduct clinical trials on our product candidates.

We presently are party to, and expect that we will be required to enter into, agreements with hospitals and other research partners to perform clinical trials for us and to engage in sales, marketing and distribution efforts for our products and product candidates we may acquire in the future. We are not always able to establish or maintain third-party relationships on a commercially reasonable basis. In addition, these third parties may have similar or more established relationships with our competitors or other larger customers. Moreover, the loss for any reason of one or more of these key partners could have a significant and adverse impact on our business. If we are unable to obtain or retain third-party sales and marketing vendors on commercially acceptable terms, we may not be able to commercialize our therapy products as planned and we may experience delays in or suspension of our marketing launch. Our dependence upon third parties can adversely affect our ability to generate profits or acceptable profit margins and our ability to develop and deliver such products on a timely and competitive basis.

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

The outside scientists who conduct the clinical testing of our current product candidates, and who conduct the research and development upon which our product candidate pipeline depends, are not our employees; rather they serve as either independent contractors or the primary investigators under collaboration that we have with their sponsoring academic or research institution. Such scientists and collaborators may have other commitments that would limit their availability to us. Although our scientific advisors generally agree not to do competing work, if an actual or potential conflict of interest between their work for us and their work for another entity arises, we may lose their services. We are currently evaluating the feasibility of conducting these trials ourselves or commencing the trial in the United States or elsewhere. These factors could adversely affect the timing of the clinical trials, the timing of receipt and reporting of clinical data, the timing of Company-sponsored IND filings and our ability to conduct future planned clinical trials. It is also possible that some of our valuable proprietary knowledge may become publicly known through these scientific advisors if they breach their confidentiality agreements with us, which would cause competitive harm to, and have a material adverse effect on our business.

We are not always able to maintain our licenses, patents or other intellectual property and could lose important protections that are material to continuing our operations and our future prospects.

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

In addition to contractual measures, we try to protect the confidential nature of our proprietary information by compartmentalizing our intellectual properties as well as using other security measures. Such physical and technology measures may not provide adequate protection for our proprietary information. For example, our security measures may not prevent an employee or consultant with authorized access from misappropriating our trade secrets and providing them to a competitor, and the recourse we have available against such misconduct may be inadequate to adequately protect our interests. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret can be difficult, expensive and time consuming, and the outcome is unpredictable. In addition, courts outside the United States may be less willing to protect trade secrets. Furthermore, others may independently develop our proprietary information in a manner that could prevent legal recourse by us. If any of our confidential or proprietary information, including our trade secrets and know how, were to be disclosed or misappropriated, or if a competitor independently developed any such information, our competitive position could be harmed.

Failure to obtain or maintain patent protection for our products and product candidates could have a material adverse effect on our business.

Our commercial success will depend, in part, on obtaining and maintaining patent protection for new technologies, product candidates, products and processes and successfully defending such patents against third-party challenges. To that end, we file or acquire patent applications, and have been issued patents that are intended to cover certain methods and uses relating to stem cells and cancer immune cell therapies.

The patent positions of biotechnology companies can be highly uncertain and involve complex legal, scientific and factual questions and recent court decisions have introduced significant uncertainty regarding the strength of patents in the industry. Moreover, the legal systems of some countries do not favor the aggressive enforcement of patents and may not protect our intellectual property rights to the same extent as they would, for instance, under the laws of the United States. Any of the issued patents we own or license that are challenged by third parties and held to be invalid, unenforceable or with a narrower or different scope of coverage that what we currently believe, could effectively reduce or eliminate protection we believed we had against competitors with similar products or technologies. If we ultimately engage in and lose any such patent disputes, we could be subject to competition and/or significant liabilities, we could be required to enter into third-party licenses or we could be required to cease using the disputed technology or product. In addition, even if such licenses are available, the terms of any license requested by a third party could be unacceptable to us.

The claims of any current or future patents that may issue or be licensed to us may not contain claims that are sufficiently broad to prevent others from utilizing the covered technologies and thus may provide us with little commercial protection against competing products. Consequently, our competitors may independently develop competing products that do not infringe our patents or other intellectual property. To the extent a competitor can develop similar products using a different chemistry, our patents and patent applications may not prevent others from directly competing with us. Product development and approval timelines for certain products and therapies in our industry can require a significant amount of time (i.e., many years). As such, it is possible that any patents that may cover an approved product or therapy may have expired at the time of commercialization or only have a short remaining period of exclusivity, thereby reducing the commercial advantages of the patent. In such case, we would then rely solely on other forms of exclusivity which may provide less protection to our competitive position.

Litigation and other proceedings relating to intellectual property are expensive, time consuming and uncertain, and we are not always successful in our efforts to protect against infringement by third parties or defend ourselves against claims of infringement or otherwise.

To protect our intellectual property, we may initiate litigation or other proceedings. In general, intellectual property litigation is costly, time-consuming, diverts the attention of management and technical personnel and could result in substantial uncertainty regarding our future viability, even if we ultimately prevail. Some of our competitors may be able to sustain the costs of such litigation or other proceedings more effectively than we can because of their substantially greater financial resources. The loss or narrowing of our intellectual property protection, the inability to secure or enforce our intellectual property rights or a finding that we have infringed the intellectual property rights of a third party could limit our ability to develop or market our products and services in the future or adversely affect our revenues. Furthermore, any public announcements related to such litigation or regulatory proceedings could adversely affect the price of our common stock. Third parties may allege that the research, development and commercialization activities we conduct infringe patents or other proprietary rights owned by such parties. This may turn out to be the case even though we have conducted a search and analysis of third-party patent rights and have determined that certain aspects of our research and development and proposed products activities apparently do not infringe on any third-party Chinese patent rights. If we are found to have infringed the patents of a third party, we may be required to pay substantial damages; we also may be required to seek from such party a license, which may not be available on acceptable terms, if at all, to continue our activities. A judicial finding of infringement or the failure to obtain necessary licenses could prevent us from commercializing our products, which would have a material adverse effect on our business, operating results and financial condition.

We have in the past, and may in the future, need to initiate litigation or other proceedings to protect our intellectual property. Third parties have in the past, and may in the future, initiate proceedings to challenge our intellectual property rights. For instance, in April 2018, a company based in Hangzhou, China, submitted a petition with the PRC Trademark Office to challenge our ReJoin™ trademark on the basis of a lack of use. We collected evidence and timely submitted a response to refute the claim and the State Trademark Office accepted our response, overruling the Hangzhou company’s application for revoking ReJoin™. Although we are dedicated to protecting our intellectual property in such proceedings and believe that we have resources to do so, there is no assurance that we will successfully defend such notice in each of these matters. The loss or narrowing of our intellectual property protection, the inability to secure or enforce our intellectual property rights or a finding that we have infringed the intellectual property rights of a third party would likely limit our ability to develop or market our products and services in the future or adversely affect our revenues, which would have a material adverse effect on our business, operating results and financial condition.

We do not seek to protect our intellectual property rights in all jurisdictions throughout the world and we may not be able to adequately enforce our intellectual property rights even in the jurisdictions where we seek protection.

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

Failure to protect the confidentiality of trade secrets, our competitive position could be impaired.

A significant amount of our technology, particularly with respect to our proprietary manufacturing processes, is unpatented and is held in the form of trade secrets. Our efforts to protect these trade secrets are comprised of the use of confidentiality and proprietary information agreement, physically secured documentation and knowledge segmentation among our staff. Even so, improper use or disclosure of our confidential information could occur and in such cases adequate remedies may be insufficient to protect our competitive position or may not exist. The inadvertent disclosure of our trade secrets could also impair our competitive position.

PRC intellectual property law requires us to compensate our employees for the intellectual property that they may help to develop under certain situations.

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

The PRC laws codify a “reward/award” policy which entitles employees to certain levels of compensation and bonus from their service invention-creations for which their employers filed for and were granted patent protection. In the absence of any contractual understanding, the Implementing Regulations of the Patent Law of the PRC require a minimum compensation and bonus to such employees as: (a) bonuses for (i) each invention patent, a one-time reward of no less than 3,000 RMB, or (ii) each utility model or design patent, a one-time reward of no less than 1,000 RMB, and (b) compensation: (i) for each invention patent and utility model, at least 2% of annual operating profits derived from the use of the patent during its validity period (or a one-time compensation with reference to the such ratio), (ii) for each design patent, at least 0.2% of annual operating profits derived from the use of the design patent during its validity period (or a one-time compensation with reference to such ratio) and (iii) of at least 10% of royalties received from the licensing the patent to a third party.

Although our bylaws allow us to issue bonuses to our employees, we have not contractually limited the amount of compensation that we may pay them for being granted patents for their ideas, developments, discoveries or inventions. As such, should any of our employees who have not contractually agreed otherwise seek to enforce these rights, we may be required to pay the statutorily mandated minimum to our employees as required by this law. Our product candidates are still in the clinical trial stage and as of the date of this annual report, we have not derived any revenue from our product-related patents. However, if and when we commercialize our product candidates or therapies, or if we are required to pay our employees any compensation for patents relating to our technical services, such compensation could be substantial and may harm our business prospects, financial condition and results of operations.

Our technologies are at early stages of discovery and development, and may not necessarily lead to any commercially acceptable or profitable products.

We have yet to develop any therapeutic products that have been approved for marketing, and we do not expect to become profitable within the next several years, but rather expect our biopharmaceutical business to incur additional and increasing operating losses. Before commercializing any therapeutic product in China, we may be required to obtain regulatory approval from the MOH, NMPA, local regulatory authorities and/or individual hospitals, and outside China from equivalent foreign agencies after conducting extensive preclinical studies and clinical trials that demonstrate that the product candidate is safe and effective.

We have in the past and may in the future elect to delay or discontinue studies or clinical trials based on unfavorable results. Any product developed from, or based on, cell technologies may fail to:

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

We are in a relatively early stage on the path to commercialization with many of our products. Successful development and market acceptance of our products is subject to developmental risks, including failure to achieve innovative solutions to problems during development, ineffectiveness, lack of safety, unreliability, failure to receive necessary regulatory clearances or approvals, approval by hospital ethics committees and other governing bodies, high commercial cost, preclusion or obsolescence resulting from third parties’ proprietary rights or superior or equivalent products, competition and general economic conditions affecting purchasing patterns. There is no assurance that we or our partners will successfully develop and commercialize our products, or that our competitors will not develop competing products, treatments or technologies that are less expensive or superior. Failure to successfully develop and market our products would have a substantial negative effect on our results of operations and financial condition.

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

Future clinical trial results can differ significantly from our expectations.

While we have proceeded incrementally with our clinical trials in an effort to gauge the risks of proceeding with larger and more expensive trials, we cannot guarantee that we will not experience negative results with larger and much more expensive clinical trials than we have conducted to date. Poor results in our clinical trials could result in substantial delays in commercialization, substantial negative effects on the perception of our products and substantial additional costs. These risks are increased by our reliance on third parties in the performance of many of the clinical trial functions, including the clinical investigators, hospitals and other third-party service providers.

Failure of our clinical trials to demonstrate safety and efficacy to the satisfaction of the relevant regulatory authorities, including the PRC’s National Medicinal Product Administration and the Ministry of Health, or failure to otherwise produce positive results, subjects us to additional costs or delays in completing the development and commercialization of such product candidates.

Currently, a regulatory structure has not been established to standardize the approval process for products or therapies based on the technology that exists or that is being developed in our field. Therefore we must conduct, at our own expense, extensive clinical trials to demonstrate the safety and efficacy of the product candidates in humans, and then archive our results until such time as a new regulatory regime is put in place. If and when this new regulatory regime is adopted, it may be easier or more difficult to navigate than CBMG may anticipate, with the following potential barriers:

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

We may be unable to generate interest or meaningful revenue in out-licensing our intellectual property.

The results of preclinical studies do not always correlate with the results of human clinical trials. In addition, early stage clinical trial results do not ensure success in later stage clinical trials, and interim trial results are not necessarily predictive of final trial results.

To date, we have not completed the development of any products through regulatory approval. The results of preclinical studies in animals may not be predictive of results in a clinical trial. Likewise, the outcomes of early clinical trials are not necessarily predictive of the success of later clinical trials. New information regarding the safety and efficacy of such product candidates can be less favorable than the data observed to date. AG’s budding technical service revenue in the Jilin Hospital should not be relied upon as evidence that later or larger-scale clinical trials will succeed. In addition, even if the trials are successfully completed, we cannot guarantee that the NMPA will interpret the results as we do, and more trials could be required before we submit our product candidates for approval. To the extent that the results of the trials are not satisfactory to the NMPA or other foreign regulatory authorities for support of a marketing application, approval of our product candidates may be significantly delayed, or we may be required to expend significant additional resources, which may not be available to us, to conduct additional trials in support of potential approval of our product candidates.

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

We are exposed to general liability, nonclinical and clinical liability risks which could place a substantial financial burden upon us, should lawsuits be filed against us.

Our business exposes us to potential liability risks that are inherent in the testing, manufacturing and marketing of our therapies and product candidates. Such claims may be asserted against us at some point. In addition, the use in our clinical trials of our therapies and products and the subsequent sale of these therapies or product candidates by us or our potential collaborators may cause us to bear a portion of or all product liability risks. We currently have insurance coverage relating to inventory, property plant and equipment and office premises. The Company also purchased insurance covering personal injury, medical expenses and several clinical trials. However, any claim under such insurance policies may be subject to certain exceptions, and may not be honored fully, in part, in a timely manner, or at all, and may not cover the full extent of liability we may actually face. Therefore, a successful liability claim or series of claims brought against us could have a material adverse effect on our business, financial condition and results of operations.

We currently have no CAR-T, TCR-T, TIL or KOA product marketing and sales organization and have no experience in marketing such products. Failure to establish product marketing and sales capabilities or enter into agreements with third parties to market and sell our product candidates may result in less product revenue than expected.

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

Coverage and reimbursement can be limited or unavailable in certain market segments for our product candidates, which could make it difficult for us to sell our product candidates profitably.

Successful sales of our product candidates, if approved, depend on the availability of adequate coverage and reimbursement from third-party payers. In addition, because our product candidates represent new approaches to the treatment of cancer, we cannot accurately estimate the potential revenue from our product candidates.

Patients who are provided medical treatment for their conditions generally rely on third-party payers to reimburse all or part of the costs associated with their treatment. Adequate coverage and reimbursement from governmental healthcare programs and commercial payers are critical to new product acceptance. In China, government authorities decide which drugs and treatments they will cover and the amount of reimbursement. Obtaining coverage and reimbursement approval of a product from a government or other third-party payer is a time-consuming and costly process that could require us to provide to the payer supporting scientific, clinical and cost-effectiveness data for the use of our products. Even if we obtain coverage for a given product, the resulting reimbursement payment rates will not necessarily be adequate for us to achieve or sustain profitability or may require co-payments that patients find unacceptably high. Patients are unlikely to use our product candidates unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost of our product candidates. Obtaining approval in one or more jurisdictions outside of China for our product candidates will subject us to rules and regulations in those jurisdictions. In some foreign countries, particularly those in the EU, the pricing of biologics is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after obtaining marketing approval of a product candidate. In addition, market acceptance and sales of our product candidates will depend significantly on the availability of adequate coverage and reimbursement from third-party payers for our product candidates and may be affected by existing and future health care reform measures. The continuing efforts of the government, insurance companies, managed care organizations and other payers of healthcare services to contain or reduce costs of healthcare and/or impose price controls may adversely affect:

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

Our product candidates sometimes cause undesirable side effects or have other properties that could interrupt our clinical development, prevent or delay regulatory approval, and limit our commercial value or result in significant negative consequences.

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

Environmental advocacy groups and regulatory agencies in China have been focusing considerable attention on our industry’s potential role in climate change. Stringent government safety, environmental and biohazardous materials disposal regulations at the city, provincial and local level may have substantial impact on our business and our third-party service providers. A number of complex laws, rules, orders and interpretations govern environmental protection, health, safety, land use, zoning, transportation and related matters. The adoption of laws and regulations to implement controls of bio-hazardous material disposal and environmental compliance, including the imposition of fees or taxes, could adversely affect the operations with which we do business. Among other things, timeliness in navigating the compliance of these regulations may restrict our operations, our third-party service providers’ operations and adversely affect our financial condition, results of operations and cash flows by imposing conditions including, but not limited to new permits requirement, limitations or bans on disposal or transportation of certain biohazardous materials or certain categories of materials. The Company has completed the legal procedure of construction completion acceptance of environmental protection facilities for its new Zhangjiang facility for R&D and clinical status in January 2019. Subsequently, the Company has launched the Environment Impact Assessment (EIA) for its upcoming production, and the government approval of the EIA report is estimated to be obtained in February 2020. The Company has terminated its lease in the Beijing facility and is updating the environmental protection permits for its Shanghai facility.

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

There is intense competition and rapid innovation in the Chinese cell therapy industry, and in the cancer immunotherapy space in particular. Our competitors may be able to develop other herbal medicine, compounds or drugs that are able to achieve similar or better results. Our potential competitors are comprised of traditional Chinese medicine companies, major multinational pharmaceutical companies, established and new biotechnology companies, specialty pharmaceutical companies, state-owned enterprises, universities and other research institutions. Many of our competitors have substantially greater scientific, financial, technical and other resources, such as larger research and development staff and experienced marketing and manufacturing organizations and well-established sales forces. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large, established companies or when they are well funded by venture capitals. Mergers and acquisitions in the biotechnology and pharmaceutical industries may result in even more resources being concentrated in our competitors. Competition may increase further as a result of advances in the commercial applicability of technologies and greater availability of capital for investment in these industries. Our competitors, either alone or with collaborative partners, may succeed in developing, acquiring or licensing on an exclusive basis drug or biologic products that are more effective, safer, more easily commercialized or less costly than our product candidates or may develop proprietary technologies or secure patent protection that we may need for the development of our technologies and products. We believe the key competitive factors that will affect the development and commercial success of our product candidates are efficacy, safety, tolerability, reliability and convenience of use, price and reimbursement.

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

We rely on our share-based compensation programs and other competitive benefits to attract or retain key employees for our business.

To be competitive, we must attract, retain and motivate executives and other key employees. Hiring and retaining qualified executives, scientists, technical staff and professional staff are critical to our business, and competition for experienced employees can be intense. To help attract, retain and motivate key employees, we use share-based and other performance-based incentive awards such as stock options, restricted stock units (RSUs) and cash bonuses. If our share-based or other compensation programs cease to be viewed as competitive and valuable benefits, our ability to attract, retain and motivate key employees could be weakened, which could harm our results of operations.

There is a scarcity of experienced professionals in the field of cell therapy and we face risks related to retaining key officers or employees or hiring new key officers or employees needed to implement our business strategy and develop our products. Failure to retain or hire key officers or employees could prevent us from growing our biopharmaceutical business or implementing our business strategy, and may materially and adversely affect the Company.

Given the specialized nature of cell therapy and the fact that it is a young field, there is an inherent scarcity of experienced personnel in the field. The Company is substantially dependent on the skills and efforts of current senior management for their management, operations and the implementation of their business strategy. As a result of the difficulty in locating qualified new management, the loss or incapacity of existing members of management or unavailability of qualified management or as replacements for management who resign or are terminated could adversely affect the Company’s operations. The future success of the Company also depends upon our ability to attract and retain additional qualified personnel (including medical, scientific, technical, commercial, business and administrative personnel) necessary to support our anticipated growth, develop our business, perform our contractual obligations to third parties and maintain appropriate licensure, on acceptable terms. There can be no assurance that we will be successful in attracting or retaining personnel required by us to continue to grow our operations. The loss of a key employee, the failure of a key employee to perform in his or her current position or our inability to attract and retain skilled employees, as needed, could result in our inability to grow our biopharmaceutical business or implement our business strategy, or may have a material adverse effect on our business, financial condition and operating results.

Failure to successfully integrate our acquired businesses, operations and assets in the expected time frame may adversely affect the combined Company’s future results.

We believe that our immuno-oncology acquisitions will result in certain benefits, including certain manufacturing, sales and distribution and operational efficiencies. However, to realize these anticipated benefits, our existing business and the acquired technologies must be successfully combined. We are not always able to effectively integrate the acquired technologies into our organization, make the acquired technologies profitable, or succeed in managing the acquired technologies. The process of integration of acquired technologies subjects us to a number of risks, including:

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

If the acquired technologies are not successfully integrated into our company, our business, financial condition and results of operations could be materially adversely affected, as well as our professional reputation. Furthermore, failure to successfully integrate the acquired technologies, or delays in implementing clinical trials using the acquired technologies, may result in the anticipated benefits of the acquisition not being realized fully or at all or may take longer to realize than expected. Successful integration of the acquired technologies will depend on our ability to manage large scale cancer clinical trials and to realize opportunities in monetizing these technologies.

We will need to grow the size of our organization and face risks related to managing this growth.

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

We often form or seek strategic alliances or enter into licensing arrangements but do not always realize the benefits of such alliances or licensing arrangements.

We often form or seek strategic alliances, create joint ventures or collaborations or enter into licensing arrangements with third parties, including but not limited to our collaboration with Novartis, that we believe will complement or augment our development and commercialization efforts with respect to our product candidates and any future product candidates that we may develop. These relationships often require us to incur nonrecurring and other charges, increase our near and long-term expenditures, issue securities that dilute our existing stockholders or disrupt our management and business. In addition, we face significant competition in seeking appropriate strategic partners and the negotiation process is time-consuming and complex. Moreover, we are not always successful in our efforts to establish a strategic partnership or other alternative arrangements for our product candidates because they may be deemed to be at too early of a stage of development for collaborative effort and third parties may not view our product candidates as having the requisite potential to demonstrate safety and efficacy. When we license products or businesses, we may not be able to realize the benefit of such transactions if we are unable to successfully integrate them with our existing operations and company culture. We cannot be certain that, following a strategic transaction or license, we will achieve the revenue or specific net income that justifies such transaction. Any delays in entering into new strategic partnership agreements related to our product candidates could delay the development and commercialization of our product candidates in certain geographies for certain indications, which would harm our business prospects, financial condition and results of operations.

Among other challenges in connection with our strategic alliances and licensing transactions, our partnership with Novartis may not be successful or profitable. We face risks from unfavorable regulatory, technical or market developments. While our manufacturing capabilities on CAR-T products set us apart from many of our competitors, we have yet to commercialize any of our drug candidates and have yet to generate any revenue from the sale of our products, and there is no assurance that we will be able to generate revenue or net profit from our Kymriah® sale to Novartis. There is no assurance that we can successfully complete the transfer of Kymriah® to our manufacturing facility and receive regulatory approval to start commercial production. We cannot be assured that after a drug candidate is eventually made available for sale that it will gain market acceptance from physicians, patients, third-party payers and others in the medical community. Novartis has the right to unilaterally terminate our agreement for any reason or no reason. Market acceptance after the drug approval may cause us not be able to generate sufficient revenue to recuperate our investment in the partnership. Any unfavorable developments before or after Kymriah® is commercialized in China may have a material adverse effect on our business. Any unfavorable regulatory, technical or market development could render the partnership with Novartis untenable.

We, our strategic partners and our customers conduct business in a heavily regulated industry. Failure to comply with applicable current and future laws and government regulations could adversely affect our business and financial results could be adversely affected.

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

Although we intend to conduct our business in compliance with applicable laws and regulations, the laws and regulations affecting our business and relationships are complex, and many aspects of such relationships have not been the subject of judicial or regulatory interpretation. Furthermore, the cell therapy industry is the topic of significant government interest, and thus the laws and regulations applicable to us and our strategic partners and customers and to their business are subject to frequent change and/or reinterpretation and there can be no assurance that the laws and regulations applicable to us and our strategic partners and customers will not be amended or interpreted in a manner that adversely affects our business, financial condition or operating results.

We anticipate that we will need substantial additional financing in the future to continue our operations; if we are unable to raise additional capital, as and when needed, or on acceptable terms, we may be forced to delay, reduce or eliminate one or more of our product or therapy development programs, cell therapy initiatives or commercialization efforts and our business will be harmed.

Our current operating plan will require significant levels of additional capital to fund, among other things, the continued development of our cell therapy product or therapy candidates and the operation and expansion of our manufacturing operations to our clinical development activities.

We plan to continue to launch several new Immune Oncology clinical trials and continue to advance our KOA clinical trials in China. We also plan to conduct solid tumor clinical trials in the United States. Successful trials will require significant additional investment capital over a multiyear period in order to conduct subsequent phases, gain approval for these therapies by the NMPA and the U.S. FDA, and commercialize these therapies. Subsequent phases may be larger and more expensive than the initial trials. In order to raise the necessary capital, we will need to raise additional money in the capital markets, enter into collaboration agreements with third parties or undertake some combination of these strategies. If we are unsuccessful in these efforts, we may have no choice but to delay or abandon the trials.

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

To fund clinical studies and support our future operations, we would likely seek to raise capital through a variety of different public and/or private financings vehicles. This could include, but not be limited to, the use of loans or issuances of debt or equity securities in public or private financings. Raising capital through the sale of equity, or securities convertible into equity, would result in dilution to our then existing stockholders. Servicing the interest and principal repayment obligations under debt facilities could divert funds that would otherwise be available to support clinical or commercialization activities. In certain cases, we also may seek funding through collaborative arrangements, that would likely require us to relinquish certain rights to our technology or product or therapy candidates and share in the future revenues associated with the partnered product or therapy.

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

In connection with our ongoing assessment of the effectiveness of our internal control over financial reporting, we may discover “material weaknesses” in our internal controls as defined in standards established by the Public Company Accounting Oversight Board (“PCAOB”). A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The PCAOB defines “significant deficiency” as a deficiency that results in more than a remote likelihood that a misstatement of the financial statements that is more than inconsequential will not be prevented or detected.

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

Currently we are not generating any meaningful revenue, which revenue is currently primarily comprised of technical services relating to the preparation of subset T-Cell and clonality assay platform technology for treatment of cancers. Nonetheless our revenue may be subject to the risk of progressive regulatory actions by the PRC government. From time to time there may also be adverse publicity relating to the practice of cell therapy treatments in China, which due to the sensitive and experimental nature of the treatment, may trigger further governmental scrutiny. Any progressive regulatory action in China arising out of such scrutiny may adversely affect the Company’s financial condition or cash flows.

Our business activities for fiscal 2020 are expected to be adversely affected by the recent coronavirus outbreak in China.

In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China. The Wuhan coronavirus, or 2019-nCoV, currently appears to be spreading at a fast rate, indicating its highly contagious nature. The number of confirmed cases in China has been steadily increasing, with the mortality rate around 2.1%. The coronavirus also displayed longer incubation period and is contagious before symptoms appear. In reaction towards the outbreak of this new contagious disease, an increasing number of countries imposed travel suspensions to/from China following the World Health Organization’s “public health emergency of international concern” (PHEIC) announcement on January 30, 2020. For the month after the outbreak of the coronavirus, domestic business activities in China had been disrupted by a series of emergency quarantine measures taken by the government.

Emergency quarantine measures and travel restrictions cause business disruptions across China, which we expect to seriously slow down our business operation, which would harm our financial condition and increase our costs and expenses. The evolution of quarantine measures and travel restrictions will likely result in negative consequences for our process development and clinical studies in China. Our business operations, and those of our third-party research institution collaborators, suppliers and other contractors, are subject to the business interruptions arising from these measures. Business disruptions across China would also negatively affect the sources and availability of raw material, which are essential to the operation of our business. Damage or extended periods of interruption to our corporate, development, research or manufacturing facilities due to this coronavirus outbreak will likely cause us to cease or delay process development or clinical studies of some or all of our pipeline drug candidates. In addition, our business is subject to risks associated with the global spread of the coronavirus as we operate in both China and the U.S. Our process development of drug candidates involves traveling of key personnel between China and the U.S. on a frequent and regular basis, which has been disrupted due to travel restrictions and cancellation of flights. Accordingly, our business and financial results in the future will likely be adversely affected due to significant adverse development of the coronavirus globally.

The extent to which the coronavirus negatively impacts our business results is highly uncertain and cannot be accurately predicted. We believe that the coronavirus outbreak and the measures taken to control it may have a large negative impact on economic activities in China. A majority part of our business operations is conducted in China and we have strategic partnership with Chinese partners or partners’ Chinese operations with regard to our supply chain, clinical development and pipeline projects, which are all expected to be negatively affected by the coronavirus outbreak. The magnitude of this negative effect on the continuity of our business operation and supply chains in China remains uncertain. These uncertainties impede our ability to conduct our daily operations and could materially and adversely affect our business, financial condition and results of operations.

Our clinical development activities for fiscal 2020 are expected to be adversely affected by the recent coronavirus outbreak in China.

Our investigator has initiated clinical trials on our drug candidates that have been negatively affected by the emergency quarantine measures adopted by the Chinese government, which include holiday extension, travel restrictions and cancellation of major events nationwide. Disruptions or restrictions on our ability to travel or to conduct clinical trials, as well as temporary closures of our facilities or the facilities of our clinical trials partners and their contract manufacturers, would negatively impact our clinical development activities in China. We have invested a significant portion of our efforts and financial resources in the development of clinical-stage drug candidates. We partially rely on our third-party institution collaborators, such as hospitals for conducting clinical trials of our drug candidates, which may be affected by the emergency measures. The timely completion of our clinical trials in accordance with their protocols depends, among other things, on our ability to enroll a sufficient number of patients who remain in the trial until its conclusion. We may experience difficulties in patient enrollment due to government-imposed travel restrictions, limited access to public venues and patients’ unwillingness to visit hospitals for fear of attracting the coronavirus. Such difficulties would likely slow enrollment significantly in, and completion of, our clinical trials (which are mostly conducted on-site in hospitals), as well as completion of pre-clinical studies.

The duration of the business disruption, reduced patient enrollment and related operational impact cannot be reasonably estimated at this time but are expected to materially affect our clinical development activities. A significant outbreak of contagious diseases in the human population could result in a widespread health crisis that could adversely affect the economy and financial markets of China and may escalate globally, resulting in significant clinical trial or regulatory delays, which may also increase our development costs and could materially and adversely affect our clinical development activities.

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

Investors can face difficulty enforcing federal securities laws or other legal rights because some of our assets are currently located in the PRC.

A portion of our assets are located in the PRC. As a result, it can be difficult for investors in the U.S. to enforce their legal rights, to effect service of process upon certain of our directors or officers or to enforce judgments of U.S. courts predicated upon civil liabilities and criminal penalties against any of our directors and officers located outside of the U.S.

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

Additional risks we face in connection with having operations in China that may adversely affect our business and results of operations include:

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
●
political instability in China.

Cultural, language and managerial differences can adversely affect our overall performance.

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

We face risks related to enforcing our rights in China given certain features of its legal and judicial system.

China’s legal and judicial system can negatively impact foreign investors. The legal system in China is evolving rapidly, and enforcement of laws is inconsistent. Obtaining swift and equitable enforcement of laws or enforcement of the judgment of one court by a court of another jurisdiction is not always possible. China’s legal system is based on civil law or written statutes and a decision by one judge does not set a legal precedent that must be followed by judges in other cases. In addition, the interpretation of Chinese laws can vary to reflect domestic political changes.

Since a significant portion of our operations are presently based in China, service of process on our business and officers can be difficult to effect within the United States. Also, some of our assets are located outside the United States and a judgment obtained in the United States against us is not always enforceable outside the United States.

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

The inability to utilize our assets in China can result in losses.

The Company’s Shanghai and Wuxi laboratory facilities were originally intended for stem cell research and development, but have been equipped to provide comprehensive cell manufacturing, collection, processing and storage capabilities to provide cells for clinical trials. If the Company does determines not to renew the lease due to limitations on its utility under the new regulatory initiatives in China or otherwise, the Company will be subject to certain expenses in connection with returning the premises to the landlord.

Restrictions on currency exchange can limit our ability to utilize our cash flow effectively.

Our interests in China will be subject to China’s rules and regulations on currency conversion. In particular, the initial capitalization and operating expenses of the VIE (CBMG Shanghai) are funded by our WFOE, Cellular Biomedicine Group Ltd. (Wuxi). In China, the State Administration for Foreign Exchange (the “SAFE”) regulates the conversion of the Chinese Renminbi into foreign currencies and the conversion of foreign currencies into Chinese Renminbi. Foreign investment enterprises are allowed to open currency accounts including a “basic account” and “capital account.” However, conversion of currency in the “capital account,” including capital items such as direct investments, loans and securities, require approval of the SAFE even though according to the Notice of the State Administration of Foreign Exchange on Reforming the Administration of the Settlement of Foreign Exchange Capital of Foreign-invested Enterprise promulgated on April 8, 2015, or the SAFE Notice 19, and Notice of the State Administration of Foreign Exchange on Reforming and Regulating the Policies for the Administration of Settlement of Foreign Exchange under Capital Accounts promulgated on June 9, 2016, or the SAFE Notice 16, foreign-invested enterprises are able to settle foreign exchange capital at their discretion, Chinese banks restricts foreign currency conversion for fear of “hot money” going into China and may continue to limit our ability to channel funds to the VIE entities for their operation. There can be no assurance that the PRC regulatory authorities will not impose further restrictions on the convertibility of the Chinese currency. Future restrictions on currency exchanges can limit our ability to use our cash flow for the distribution of dividends to our stockholders or to fund operations we may have outside of China, which could materially adversely affect our business and operating results.

Fluctuations in the value of the Renminbi relative to the U.S. dollar can affect our operating results.

We prepare our financial statements in U.S. dollars, while our underlying businesses operate in two currencies, U.S. dollars and Chinese Renminbi. We anticipate our Chinese operations will conduct their operations primarily in Renminbi and our U.S. operations will conduct their operations in dollars. At the present time, we do not expect to have significant cross currency transactions that will be at risk to foreign currency exchange rates. Nevertheless, the conversion of financial information using a functional currency of Renminbi will be subject to risks related to foreign currency exchange rate fluctuations. The value of Renminbi against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in China’s political and economic conditions and supply and demand in local markets. As we have significant operations in China, and will rely principally on revenues earned in China, any significant revaluation of the Renminbi can materially and adversely affect our financial results. For example, to the extent that we need to convert U.S. dollars we receive from an offering of our securities into Renminbi for our operations, appreciation of the Renminbi against the U.S. dollar would likely have a material adverse effect on our business, financial condition and results of operations.

Future foreign investments in CBMG that are subject to review by the Committee on Foreign Investment in the United States (CFIUS) may prevent, delay, limit or otherwise adversely affect any proposed investment.

The Foreign Investment Risk Review Modernization Act (FIRRMA) enacted in August 2018, significantly expanded the jurisdiction of CFIUS, permitting CFIUS to review certain non-controlling investments by foreign persons in U.S. businesses. In November 2018, the U.S. Department of the Treasury initiated a pilot program to implement this new authority. Under the pilot program, CFIUS requires that it be given prior notice of and an opportunity to review certain proposed non-controlling foreign investments in companies engaged in biotechnology research and development that deal in “critical technologies.” Depending upon the results of its review, CFIUS could impose mitigation measures or block the investment. The term “critical technologies,” includes items subject to certain U.S. export controls and “emerging and foundational technologies.” U.S. regulators have yet to define “emerging and foundational technologies,” but have indicated that this category may be defined to include certain biotechnology.

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

Trade controls and related legal risks can have a material adverse effect on our business.

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

New and changing trade protections, regulatory requirements and policies affecting trade and investment, trade disputes, regulations governing imports or exports, economic sanctions and enforcement activities present added and ever-changing risks for our global business. However, it is not possible to predict what types of new controls may be imposed or how existing controls will be administered, and therefore we cannot predict the effect such changes could have on our international operations. These changes could adversely affect our business, and failure to react and adapt and ultimately comply with any of the foregoing can lead to sanctions, fines, penalties and other government-imposed mandates that could have a material adverse effect on our business, financial condition and results of operations.

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

New laws and regulations that affect existing and proposed businesses may be applied retroactively. Accordingly, the effectiveness of newly enacted laws, regulations or amendments may not be clear. We cannot predict what effect the interpretation of existing or new PRC laws or regulations will have on our business.

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

The NMPA’s recent reform of the drug and approval system may face implementation challenges. On August 26, 2019, the Standing Committee of the PRC National People’s Congress approved the new Drug Administration Law, which went into effect on December 1, 2019. The new Drug Administration Law incorporates many reform measures that have been introduced by various administrative notices in the past few years, such as the adoption of a nationwide MAH system, switch from an approval to a simpler filing process for institutions conducting clinical trials for new drugs, and the cancellation of the GMP and GSP certification procedure (though the relevant GMP and GSP rules are still applicable to the manufacturing and business activities.) The Drug Administration Law is positioned as the foundational law in the field of drug regulation and may also materially impact commercialization of Kymriah® and our pipeline drugs and increase our compliance costs. The full impact of such reforms is uncertain and could prevent us from commercializing our drug candidates in a timely manner.

The National Health Commission and other departments jointly issued the Implementation Plan for Cancer Prevention and Control (2019-2022) (the “Implementation Plan”) proposing to enhance the cancer prevention and control. Supported by the development of integration of the healthcare industry, education and research the National Health Commission intends to promote cancer prevention and treatment, covering a broad scope such as medical services, health management, health insurance, pharmaceutical equipment, rehabilitation nursing, etc. The Implementation Plan emphasized the improvement of the availability of anticancer drugs, acceleration on the registration and approval of new anticancer drugs the PRC and abroad, the promotion of the synchronous market listing in the PRC of new anticancer drugs already marketed abroad, and smooth the temporary import channels of anticancer drugs urgently needed in clinical trial medicine. Currently, it is not clear on the future impact of the Implementation Plan on our business and strategies.

While we believe our strategies regarding pharmaceutical research, development, manufacturing and commercialization in China are aligned with the Chinese government’s policies, these policies may in the future diverge, such as the new Drug Administration Law, requiring a change in our strategies. Any such change can result in increased compliance costs on our business or cause delays in or prevent the successful research, development, manufacturing or commercialization of our drug candidates or drugs in China and reduce the current benefits we believe are available to us from developing and manufacturing drugs in China.

Our future capital needs are uncertain, which gives rise to a substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital or obtain loans from financial institutions and our operations could be curtailed if we are unable to obtain the required additional funding when needed. We are not always able to do so when necessary, and/or the terms of any financings will not necessarily be advantageous to us.

Our financial statements for the period ended December 31, 2019 have been prepared assuming we will continue to operate as a going concern. However, there can be no assurance that we will have the financial resources to satisfy our current liabilities and the capital expenditure needs in the next 12 months, and therefore, there is substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is subject to our ability to obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities, grants or other forms of financing. Our continued negative cash flow increases the difficulty in completing such sales or securing alternative sources of funding, and there can be no assurances that we will be able to obtain such funding on favorable terms or at all. Our inability to obtain sufficient financing from the sale of our securities or from alternative sources may require us to reduce, defer or discontinue certain of our research and development and operating activities or we may not be able to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of the uncertainty regarding our ability to continue as a going concern. If we cannot continue as a going concern, our shareholders may lose their entire investment in our ordinary shares. Future reports from our independent registered public accounting firm may also contain statements expressing doubt about our ability to continue as a going concern.

Changes and new proposed rulemaking in China regarding foreign investment can affect our operations in China.

Our operations in China are subject to government regulations that limit or prohibit direct foreign investment, which can limit our ability to control operations based in China. The PRC government has imposed regulations in various industries, including medical research and the stem cell industry, that limit foreign investors’ equity ownership or prohibit foreign investments altogether in companies that operate in such industries. We are currently structured as a U.S. corporation (Delaware) with subsidiaries and controlled entities in China. As a result of these regulations and the manner in which they may be applied or enforced, our ability to control our existing operations based in China may be limited or restricted.

If the relevant Chinese authorities find us or any business combination to be in violation of any laws or regulations, they would have broad discretion in dealing with such violation, including, without limitation: (i) levying fines; (ii) revoking our business and other licenses; (iii) requiring that we restructure our ownership or operations; and (iv) requiring that we discontinue any portion, or all, of our business.

China’s legal framework surrounding foreign investment entered into a new era after the new Foreign Investment Law goes into effect on January 1, 2020. The Foreign Investment Law is positioned as the foundational law in the field of foreign investment and will apply uniformly across all foreign investment in China. It replaces the Law of the People’s Republic of China on Wholly Foreign-Owned Enterprises, the Law of the People’s Republic of China on Sino-Foreign Equity Joint Ventures, and the Law of the People’s Republic of China on Sino-Foreign Cooperative Joint Ventures (the three previous foreign investment laws). It is expected that the relevant authorities will take this opportunity to systematically evaluate and revise the current foreign investment system and rules in order to form a unified legal system for foreign investment, which is comprised of:

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

The Foreign Investment Law is expected to affect foreign investors with regard to organizational structure and governance structure, transfer of monetary funds and intellectual property protection and technology transfer. If the relevant Chinese authorities find us or any business combination to be in violation of the Foreign Investment Law and its implementation rules, our current corporate governance practices and business operations may be materially affected and our compliance costs may increase significantly.

Certain of our clinical studies are not registered with relevant authorities.

Under the trial guidelines concerning development and testing of cell therapy products issued in December 2017, an applicant of the clinical trial of the said cell therapy products can be divided into early clinical trials and confirmatory clinical trials, instead of the application of the traditional phases I, II and III of a clinical trial. Certain of our clinical studies initiated or sponsored or being initiated or being sponsored by our PRC subsidiaries have not been duly registered or filed by our clinical trial partners with, or have been issued the approval by, the NMPA or the National Health Commission of the PRC, or the NHC, in accordance with then-applicable PRC Law. All clinical studies on trials conducted in China will be required to be approved, registered or filed and conducted at hospitals accredited by the NMPA or by the NHC after the relevant implementing regulations are implemented within the allotted time and any failure of the hospitals to register or file the clinical studies with the NMPA may result in delays or interruptions to such clinical studies or trials. There remain uncertainties regarding the interpretation and application of PRC Laws on our clinical studies and these factors can adversely affect the timing of the clinical studies, the timing of receipt and reporting of clinical data, the timing of Company-sponsored IND filings and our ability to conduct future planned clinical studies, and any of the above could have a material adverse effect on our business.

The uncertainties surrounding the current healthcare reform measures in China can affect all material aspects of the research, development, manufacturing and commercialization of pharmaceutical products.

In recent years, the regulatory framework in China regarding the pharmaceutical industry has undergone significant changes, which we expect will continue. While we believe our strategies regarding pharmaceutical research, development, manufacturing and commercialization in China are aligned with the Chinese government’s policies, they may in the future diverge, requiring a change in our strategies. Any such change can result in increased compliance costs on our business or cause delays in or prevent the successful research, development, manufacturing or commercialization of our drug candidates or drugs in China and reduce the current benefits we believe are available to us from developing and manufacturing drugs in China.

We expect that healthcare reform measures by the MOH and NMPA may result in more rigorous coverage criteria and an additional downward pressure on the development and manufacturing of drugs. Legislative and regulatory proposals have been made to expand approval requirements and restrict clinical trial activities for pharmaceutical products. We cannot be sure whether additional legislative changes will be enacted, or whether MOH and NMPA regulations, guidance or interpretations will be changed, or what the impact of such changes on the regulatory approvals of our drug candidates, if any, may be. In particular, because these laws, rules and regulations are relatively new and often give the relevant regulator significant discretion in how to enforce them, and because of the limited number of published decisions and the nonbinding nature of such decisions, the interpretation and enforcement of these laws, rules and regulations involve uncertainties and can be inconsistent and unpredictable. For example, we may need to amend clinical trial protocols submitted to applicable regulatory authorities to reflect changes in regulatory requirements and guidance. Resubmission may impact the costs, timing or successful completion of a clinical trial. Amendments may require us to resubmit clinical trial protocols to institutional review boards or ethics committees for reexamination, which may impact the costs, timing or successful completion of a clinical trial. Any delays in completing our clinical trials will increase our costs, slow down our drug candidate development and approval process and jeopardize our ability to commence product sales and generate related revenues for that candidate. Any of these occurrences may harm our business, financial condition and prospects significantly.

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

In addition, the Ministry of Commerce (“MOFCOM”) promulgated the Rules of Ministry of Commerce on Implementation of Security Review System of Mergers and Acquisitions of Domestic Enterprises by Foreign Investors in August 2011, or the MOFCOM Security Review Rules, to implement the Notice of the General Office of the State Council on Establishing the Security Review System for Mergers and Acquisitions of Domestic Enterprises by Foreign Investors promulgated on February 3, 2011, or Circular No. 6. The MOFCOM Security Review Rules came into effect on September 1, 2011 and replaced the Interim Provisions of the Ministry of Commerce on Matters Relating to the Implementation of the Security Review System for Mergers and Acquisitions of Domestic Enterprises by Foreign Investors promulgated by MOFCOM in March 2011. According to these circulars and rules, a security review is required for mergers and acquisitions by foreign investors having “national defense and security” concerns and mergers and acquisitions by which foreign investors may acquire the “de facto control” of domestic enterprises having “national security” concerns. In addition, when deciding whether a specific merger or acquisition of a domestic enterprise by foreign investors is subject to the security review, the MOFCOM will look into the substance and actual impact of the transaction. The MOFCOM Security Review Rules further prohibit foreign investors from bypassing the security review requirement by structuring transactions through proxies, trusts, indirect investments, leases, loans, control through contractual arrangements or offshore transactions. There is no explicit provision or official interpretation stating that our business falls into the scope subject to the security review, and there is no requirement for foreign investors in those mergers and acquisitions transactions already completed prior to the promulgation of Circular No. 6 to submit such transactions to MOFCOM for security review. The enactment of the MOFCOM National Security Review Rules specifically prohibits circumvention of the rules through VIE arrangement in the area of foreign investment in business of national security concern. Although we believe that our business, judging from its scale, should not cause any concern for national security review at its current state, there is no assurance that MOFCOM would not apply the same concept of anti-circumvention in the future to foreign investment in prohibited areas through VIE structure, the same way that our investment in China was structured.

Our relationship with our controlled VIE entity, CBMG Shanghai, through the VIE agreements, is subject to various operational and legal risks.

Management believes the holders of the VIE’s registered capital, Chen Mingzhe and Lu Junfeng, have no interest in acting contrary to the VIE agreements. However, if Chen or Lu as shareholders of the VIE entity were to reduce or eliminate their ownership of the registered capital of the VIE entity, their interests may diverge from that of CBMG and they may seek to act in a manner contrary to the VIE agreements (for example by controlling the VIE entity in such a way that is inconsistent with the directives of CBMG management and the board; or causing nonpayment by the VIE entity of services fees). If such circumstances were to occur the WFOE would have to assert control rights through the powers of attorney, pledges and other VIE agreements, which would require legal action through the PRC judicial system. We believe based on the advice of local counsel that the VIE agreements are valid and in compliance with PRC laws presently in effect. However, there is a risk that the enforcement of these agreements may involve more extensive procedures and costs to enforce, in comparison to direct equity ownership of the VIE entity. Notwithstanding the foregoing, if the applicable PRC laws were to change or are interpreted by authorities in the future in a manner which challenges or renders the VIE agreements ineffective, the WFOE’s ability to control and obtain all benefits (economic or otherwise) of ownership of the VIE entity could be impaired or eliminated. In the event of such future changes or new interpretations of PRC law, in an effort to substantially preserve our rights, we may have to either amend our VIE agreements or enter into alternative arrangements which comply with PRC laws as interpreted and then in effect.

Failure to comply with the U.S. Foreign Corrupt Practices Act subjects us to penalties and other adverse consequences.

We are subject to the U.S. Foreign Corrupt Practices Act, which generally prohibits U.S. companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business. Foreign companies, including some that may compete with us, are not subject to these prohibitions. Corruption, extortion, bribery, payoffs, theft and other fraudulent practices occur from time-to-time in the PRC. There can be no assurance, however, that our employees or other agents will not engage in such conduct for which we might be held responsible. If our employees or other agents are found to have engaged in such practices, we are subject to severe penalties and other consequences that may have a material adverse effect on our business, financial condition and results of operations.

Share compensation grants to persons who are PRC citizens may require registeration with SAFE. We also face regulatory uncertainties that could restrict our ability to adopt share compensation plans for our directors and employees and other parties under PRC laws.

On April 6, 2007, SAFE issued the “Operating Procedures for Administration of Domestic Individuals Participating in the Employee Stock Ownership Plan or Stock Option Plan of An Overseas Listed Company,” also known as Circular 78. On February 15, 2012, SAFE promulgated the Circular on Relevant Issues Concerning Foreign Exchange Administration for Domestic Individuals Participating in an Employees Share Incentive Plan of an Overseas-Listed Company, often known as Circular 7. Circular 7 has superseded Circular 78. Under Circular 7, PRC resident individuals who participate in a share incentive plan of an overseas listed company are required to register with SAFE and complete certain other procedures. All such participants need to retain a PRC agent through PRC subsidiary to handle issues like foreign exchange registration, account opening, funds transfer and remittance. Circular 7 further requires that an offshore agent should also be designated to handle matters in connection with the exercise or sale of share awards and proceeds transferring for the share incentive plan participants. We have obtained the SAFE approvals under Circular 7 for one PRC subsidiary. Failure to comply with these regulations subjects us or our PRC employees who have been granted stock options to fines and legal sanctions and we may no longer be able to grant share compensation to our PRC employees. In that case, our ability to compensate our employees and directors through share compensation would be hindered and our business operations may be adversely affected.

The Labor Contract Law and its implementation regulations can increase our operating expenses and materially and adversely affect our business, financial condition and results of operations.

Substantial uncertainty of the PRC Labor Contract Law, or Labor Contract Law, and the Implementation Regulation for the PRC Labor Contract Law, or Implementation Regulation, remains as to their potential impact on our business, financial condition and results of operations. The implementation of the Labor Contract Law and the Implementation Regulation can increase our operating expenses, in particular our human resources costs and our administrative expenses. In addition, as the interpretation and implementation of these regulations are still evolving, there can be no assurance that our employment practices will at all times be deemed to be in full compliance with the law. In the event that we decide to significantly modify our employment or labor policy or practice, or reduce the number of our sales professionals, the Labor Contract Law and the Implementation Regulation can limit our ability to effectuate the modifications or changes in the manner that we believe to be most cost-efficient or otherwise desirable, which could materially and adversely affect our business, financial condition and results of operations. Severe penalties or incur significant liabilities in connection with labor disputes or investigations can adversely affect our business and results of operations.

Relations between the United States and China impacts our stock price and can lead to difficulty accessing the U.S. capital markets.

At various times during recent years, the United States and China have had disagreements over trade, economic and other policy issues, leading to future controversies between these two countries. Any political or trade controversies between the U.S. and China can adversely affect the market price of our common stock and our and our clients’ ability to access U.S. capital markets.

PRC regulations of loans to PRC entities and direct investment in PRC entities by offshore holding companies can delay or prevent us from using the proceeds of this offering to make loans or additional capital contributions to our PRC subsidiary.

We have in the past and may in the future transfer funds to our PRC subsidiary or finance our PRC subsidiary by means of shareholder loans or capital contributions. Any loans from us to our PRC subsidiary, which is a foreign-invested enterprise, is subject to a quota based on the statutory formulas and there are two alternative applicable quotas: the difference between the registered capital and total investment of the PRC subsidiary; certain times of the net asset value of PRC subsidiary (currently up to twice of the net assets value) and shall be registered with the State Administration of Foreign Exchange, or SAFE, or its local counterparts. Any capital contributions we make to our PRC subsidiary shall be approved by or registered with (as the case may be) the Ministry of Commerce or its local counterparts. We are not always able to obtain these government registrations or approvals on a timely basis, if at all. Failure to receive such registrations or approvals impacts our ability to provide loans or capital contributions to our PRC subsidiary in a timely manner may be negatively affected, which could materially and adversely affect our liquidity and our ability to fund and expand our business.

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

We face risks relating to restrictions on our ability to inject capital into our PRC subsidiary and our PRC subsidiary’s ability to distribute profits to us in connection with PRC resident shareholders beneficial owners that fail to comply with relevant PRC foreign exchange rules.

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

The Enterprise Income Tax Law provides that an enterprise established outside China whose “de facto management body” is located in China is considered a “PRC resident enterprise” and will generally be subject to the uniform 25% enterprise income tax on its global income. Under the implementation rules of the Enterprise Income Tax Law, “de facto management body” is defined as “the organizational body which effectively manages and controls the production and business operation, personnel, accounting, properties and other aspects of operations of an enterprise.”

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

In addition, if we were to be classified as a PRC “resident enterprise” for PRC enterprise income tax purpose, dividends we pay to our non-PRC enterprise shareholders and gains derived by our non-PRC shareholders from the sale of our shares and ADSs may be become subject to a 10% PRC withholding tax. In addition, future guidance may extend the withholding tax to dividends we pay to our non-PRC individual shareholders and gains derived by such shareholders from transferring our shares and ADSs. In addition to the uncertainty in how the new “resident enterprise” classification could apply, it is also possible that the rules may change in the future, possibly with retroactive effect. If PRC income tax were imposed on gains realized through the transfer of our ADSs or ordinary shares or on dividends paid to our nonresident shareholders, the value of your investment in our ADSs or ordinary shares may be materially and adversely affected.

Any limitation on the ability of our PRC subsidiary to make payments to us, or the tax implications of making payments to us, can have a material adverse effect on our ability to conduct our business or our financial condition.

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

In addition, if Cellular Biomedicine Group Ltd. (HK), a wholly owned subsidiary of the Company (“CBMG HK”) were deemed to be a PRC resident enterprise, then any dividends payable by CBMG HK to CBMG Delaware Corporation may become subject to PRC dividend withholding tax.

A new China taxation rule about the “beneficial owner” in a tax agreement became effective on April 1, 2018 which superseded Circular 601 and could affect the determination of whether a resident of a contracting state is the “beneficial owner” of an item of income under China’s tax treaties and similar arrangements.

Restrictions on the remittance of RMB into and out of China and governmental control of currency conversion can limit our ability to pay dividends and other obligations, and affect the value of your investment.

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

Our financial condition and results of operations can be materially and adversely affected if recent value added tax reforms in the PRC become unfavorable to our PRC subsidiary or VIE.

Our PRC subsidiary and the VIE have been subject to a value added tax, or VAT, at a base rate of 6% since September 1, 2012. The VIE’s subsidiary has been subject to VAT at a base rate of 6% since July 1, 2013. Our financial condition and results of operations could be materially and adversely affected if the interpretation and enforcement of these tax rules become materially unfavorable to our PRC subsidiary and VIE.

Failure to comply with PRC regulations regarding the registration requirements for stock ownership plans or stock option plans subjects PRC plan participants or us to fines and other legal or administrative sanctions.

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

Fluctuation in the value of the RMB can have a material adverse effect on the value of the investment.

The value of the RMB against the U.S. dollar and other currencies is affected by changes in China’s political and economic conditions and China’s foreign exchange policies, among other things. On July 21, 2005, the PRC government changed its decades-old policy of pegging the value of the RMB to the U.S. dollar, and the RMB appreciated more than 20% against the U.S. dollar over the following three years. Between July 2008 and June 2010, this appreciation halted and the exchange rate between the RMB and the U.S. dollar remained within a narrow band. The PRC government has allowed the RMB to appreciate slowly against the U.S. dollar again, and it has appreciated more than 10% since June 2010. It is difficult to predict how market forces or PRC or U.S. government policy may impact the exchange rate between the RMB and the U.S. dollar in the future. In addition, there remains significant international pressure on the PRC government to adopt a substantial liberalization of its currency policy, which could result in further appreciation in the value of the RMB against the U.S. dollar. In 2015, due to the slow-down of China economic growth rate and environment, RMB depreciated against the U.S. dollar from the third quarter.

Our revenues and costs are mostly denominated in RMB, and a significant portion of our financial assets are also denominated in RMB, whereas our reporting currency is the U.S. dollar. Any significant depreciation of the RMB can materially and adversely affect our revenues, earnings and financial position as reported in U.S. dollars. To the extent that we need to convert U.S. dollars we received from this offering into RMB for our operations, appreciation of the RMB against the U.S. dollar would have an adverse effect on the RMB amount we would receive from the conversion. Conversely, if we decide to convert our RMB into U.S. dollars for the purpose of making payments for dividends on our ordinary shares or for other business purposes, appreciation of the U.S. dollar against the RMB would have a negative effect on the U.S. dollar amount available to us.

PRC laws and regulations establish more complex procedures for some acquisitions of Chinese companies by foreign investors, which could make it more difficult for us to pursue growth through acquisitions in China.

A number of PRC laws and regulations, including the Regulations on Mergers and Acquisitions of Domestic Enterprises by Foreign Investors adopted by six PRC regulatory agencies in 2006, or the M&A Rules, the Anti-monopoly Law and the Rules of Ministry of Commerce on Implementation of Security Review System of Mergers and Acquisitions of Domestic Enterprises by Foreign Investors promulgated by the Ministry of Commerce in August 2011, or the Security Review Rules, have established procedures and requirements that are expected to make merger and acquisition activities in China by foreign investors more time consuming and complex. These include requirements in some instances that the Ministry of Commerce be notified in advance of any change of control transaction in which a foreign investor takes control of a PRC domestic enterprise, or that the approval from the Ministry of Commerce be obtained in circumstances where overseas companies established or controlled by PRC enterprises or residents acquire affiliated domestic companies. PRC laws and regulations also require certain merger and acquisition transactions to be subject to merger control review or security review.

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

The heightened scrutiny over acquisition transactions by the PRC tax authorities can have a negative impact on our business operations, our acquisition or restructuring strategy or the value of your investment in us.

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

We face risks relating to the real properties that we lease.

We primarily lease office and manufacturing space from third parties for our operations in China. Any defects in lessors’ title to the leased properties can disrupt our use of our offices, which may in turn adversely affect our business operations. For example, certain buildings and the underlying land are not allowed to be used for industrial or commercial purposes without relevant authorities’ approval, and the lease of such buildings to companies like us may subject the lessor to pay premium fees to the PRC government. We cannot assure you that the lessor has obtained all or any of approvals from the relevant governmental authorities. In addition, some of our lessors have not provided us with documentation evidencing their title to the relevant leased properties. We cannot assure you that title to these properties we currently lease will not be challenged. In addition, we have not registered any of our lease agreements with relevant PRC governmental authorities as required by PRC law, and although failure to do so does not in itself invalidate the leases, we will not necessarily be successful in defending these leases against bona fide third parties.

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

Our auditor, the independent registered public accounting firm that issued the audit reports included elsewhere in this report, as an auditor of companies that are traded publicly in the United States and a firm registered with the Public Company Accounting Oversight Board (United States) or PCAOB, is required by the laws of the United States to undergo regular inspections by the PCAOB to assess its compliance with the laws of the United States and applicable professional standards. Our auditor is located in China and the PCAOB is currently unable to conduct inspections on auditors in China without the approval of the PRC authorities. Therefore, our auditor, like other independent registered public accounting firms operating in China, is currently not inspected by the PCAOB.

In May 2013, the PCAOB announced that it has entered into a Memorandum of Understanding (MOU) on Enforcement Cooperation with the China Securities Regulatory Commission (the CSRC) and the Ministry of Finance (the MOF). The MOU establishes a cooperative framework between the parties for the production and exchange of audit documents relevant to investigations in both countries’ respective jurisdictions. More specifically, it provides a mechanism for the parties to request and receive from each other assistance in obtaining documents and information in furtherance of their investigative duties. In addition to developing enforcement MOU, the PCAOB has been engaged in continuing discussions with the CSRC and MOF to permit joint inspections in China of audit firms that are registered with the PCAOB and audit Chinese companies that trade on U.S. exchanges.

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

On November 18, 2016, the PCAOB issued its 2016 to 2020 Strategic Plan on improving the quality of the audit for the protection and benefits of investors, which revised the plan to update initiatives relating to the PCAOB’s new standard-setting process, planning for and adopting a permanent broker-dealer inspection program, inspecting firms located in China, audit quality indicators, monitoring and developing reports related to independence and the business model of the firms and business continuity. This may eventually improve PCAOB’s ability to conduct inspections of independent registered public accounting firms operating in China.

RISKS RELATED TO OUR COMMON STOCK

Failure to meet all applicable Nasdaq Global Market requirements can lead to Nasdaq delisting our common stock, which delisting could adversely affect the market liquidity of our common stock, impair the value of your investment, adversely affect our ability to raise needed funds and subject us to additional trading restrictions and regulations.

Our common stock trades on the Nasdaq Global Market. If we fail to satisfy the continued listing requirements of the Nasdaq Global Market, such as the corporate governance requirements or the minimum closing bid price requirement, the Nasdaq Stock Market (or Nasdaq) may take steps to de-list our common stock. Such a de-listing would likely have a negative effect on the price of our common stock and would impair your ability to sell or purchase our common stock when you wish to do so. In the event of a de-listing, we would take actions to restore our compliance with Nasdaq’s listing requirements, but we can provide no assurance that any such action taken by us would allow our common stock to become listed again, stabilize the market price or improve the liquidity of our common stock, prevent our common stock from dropping below the Nasdaq minimum bid price requirement or prevent future noncompliance with Nasdaq’s listing requirements.

If we fail to meet all applicable Nasdaq requirements and Nasdaq delists our securities from trading on its exchange, we expect our securities could be quoted on the Over-The-Counter Bulletin Board (OTCBB) or the “pink sheets.” If this were to occur, we face significant material adverse consequences, including:

●
a limited availability of market quotations for our securities;
●
reduced liquidity for our securities;
●
a determination that our common stock is “penny stock” which will require brokers trading in our common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;
●
a limited amount of news and analyst coverage; and
●
a decreased ability to issue additional securities or obtain additional financing in the future.

Furthermore, the National Securities Markets Improvement Act of 1996 (NSMIA) which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our common stock is listed on Nasdaq, they are covered securities for the purpose of NSMIA. If our securities were no longer listed on Nasdaq and therefore not “covered securities,” we would be subject to regulation in each state in which we offer our securities.

We do not intend to pay cash dividends.

We do not anticipate paying cash dividends on our common stock in the foreseeable future. We may not have sufficient funds to legally pay dividends. Even if funds are legally available to pay dividends, we may nevertheless decide in our sole discretion not to pay dividends. The declaration, payment and amount of any future dividends will be made at the discretion of the board of directors, and will depend upon, among other things, the results of our operations, cash flows and financial condition, operating and capital requirements and other factors our board of directors may consider relevant. There is no assurance that we will pay any dividends in the future, and, if dividends are declared, there is no assurance with respect to the amount of any such dividend.

Our operating history and lack of profits can lead to wide fluctuations in our share price. The market price for our common shares is particularly volatile given our status as a relatively unknown company with a small and thinly traded public float.

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

We received a preliminary nonbinding proposal from a consortium led by our Chief Executive Officer to acquire all of our outstanding equity securities, and uncertainty regarding the potential transaction and/or announcements related to the potential transaction can impact our business, financial condition, results of operations, and the market price of our common stock.

On November 11, 2019, the Company received a preliminary nonbinding proposal letter from a consortium led by our Chief Executive Officer, Mr. Bizuo (Tony) Liu, certain other senior management members of the Company, Hillhouse Bio Holdings, L.P., TF Capital Ranok Ltd., Dangdai International Group Co., Limited and Mission Right Limited to acquire all outstanding shares of common stock (each, a “Share,” collectively, the “Shares”) of the Company (other than those Shares held by members of the consortium that may be rolled over in connection with the proposed transaction) for U.S.$19.50 per Share in cash in a “going-private” transaction (the “Original Proposed Transaction”). Upon receipt of the letter, the Company’s Board of Directors (the “Board”) formed a special committee (the “Special Committee”) comprised of independent, disinterested directors to evaluate strategic alternatives with the assistance of its advisors, including the Original Proposed Transaction. The Special Committee consists of four members of the Board, Alan Au, Edward Schafer, Terry A. Belmont and Wen Tao (Steve) Liu, PhD, each of whom are independent, with Alan Au serving as chairperson.

On February 21, 2020, the Special Committee received a new preliminary non-binding proposal letter from a consortium led by Liu, certain other senior management members of the Company, Hillhouse Bio Holdings, L.P., TF Capital Ranok Ltd., Dangdai International Group Co., Limited, Mission Right Limited, Maplebrook Limited, Viktor Pan, Zheng Zhou, OPEA SRL, Wealth Map Holdings Limited, Earls Mill Limited (the “Consortium Members”) to acquire all outstanding Shares of the Company (other than those Shares held by members of the Consortium that may be rolled over in connection with the proposed transaction) for U.S.$19.50 per Share in cash in a “going-private” transaction (the “New Proposed Transaction”). The Special Committee will consider the New Proposed Transaction in connection with its evaluation of strategic alternatives.

The possibility of a “going-private” transaction, such as the Original Proposed Transaction or the New Proposed Transaction, or any other potential strategic alternative transaction, exposes us and our operations to a number of risks and uncertainties, including the potential failure to retain, attract or strengthen our relationships with key personnel, current and potential customers, suppliers, licensors and partners, which may cause them to terminate, or not to renew or enter into, arrangements with us; the potential incurrence of expenses associated with the retention of legal, financial and other advisors regardless of whether any transaction is consummated; distractions and disruptions in our business; and exposure to potential litigation in connection with this process and effecting any transaction, any of which could adversely affect our share price, business, financial condition and results of operations as well as the market price of our common stock. Moreover, there can be no assurance that any definitive offer in connection with the Original Proposed Transaction or the New Proposed Transaction will be made or executed, or that the Original Proposed Transaction, the New Proposed Transaction, or any other alternative transaction, will be approved or consummated. Announcements regarding developments relating to the Original Proposed Transaction or the New Proposed Transaction can cause the market price of our common stock to fluctuate significantly.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate headquarters are located at 1345 Avenue of Americas, 15th Floor, New York, New York. On January 1, 2017, CBMG Shanghai entered into a 10-year lease agreement with Shanghai Chuangtong Industrial Development Co., Ltd., pursuant to which the Company leased a 10,501.6 square meter building located in the “Pharma Valley” of Shanghai, the People’s Republic of China for research and development, manufacturing and office space purposes. The term of the Lease is 10 years, starting from January 1, 2017 and ending on December 31, 2026 (the “Original Term”). During the Original Term, the monthly rent will increase by 6% every two years. We are establishing a 43,000 square foot facility in Shanghai that will house 25 clean-rooms and equipped with 12 independent production lines to support clinical batch production and commercial scale manufacturing.

We currently pay rent for a total of $316,000 per month for an aggregate of approximately 195,000 square feet of space to house our administration, research and manufacturing facilities in Maryland and in the cities of Wuxi and Shanghai in China.

ITEM 3. LEGAL PROCEEDINGS

We are currently not involved in any litigation that we believe could have a materially adverse effect on our financial condition or results of operations.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is quoted on the Nasdaq Global Market under the symbol “CBMG.” Our stock was formerly quoted under the symbol “EBIG.”

As of February 24, 2020, there were 20,410,791 shares and 19,355,292 shares of common stock of the Company issued and outstanding, respectively and there were approximately 1,700 stockholders of record of the Company’s common stock.

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

Equity Compensation Plans

2009 Stock Option Plan

During the first quarter of 2009, the Company’s Board of Directors approved and adopted the 2009 Stock Option Plan (the “2009 Plan”) and designated 100,000 of its common stock for issuance under the 2009 Plan to employees, directors or consultants for the Company through either the issuance of shares or stock option grants. Under the terms of the 2009 Plan, stock option grants shall be made with exercise prices not less than 100% of the fair market value of the shares of common stock on the grant date. As of December 31, 2019, there are 4,593 shares that have not been issued under this plan.

2011 Incentive Stock Option Plan (as amended)

During the last quarter of 2011, the Company’s Board of Directors approved and adopted the 2011 Incentive Plan (the “2011 Plan”) and designated 300,000 of its no par common stock for issuance under the 2011 Plan to employees, directors or consultants for the Company through either the issuance of shares or stock option grants. Under the terms of the 2011 Plan, stock option grants were authorized to be made with exercise prices not less than 100% of the fair market value of the shares of common stock on the grant date. On November 30, 2012, the Company’s Board of Directors approved the Amended and Restated 2011 Incentive Stock Option Plan (the “Restated 2011 Plan”), which amended and restated the 2011 Plan to provide for the issuance of up to 780,000 (increasing up to 1% per year) shares of common stock. The Restated 2011 Plan was approved by our stockholders on January 17, 2013. There are 2,231 shares available for issuance under this plan as of December 31, 2019.

2013 Stock Incentive Plan

On August 29, 2013, the Company’s Board of Directors adopted the Cellular Biomedicine Group, Inc. 2013 Stock Incentive Plan (the “2013 Plan”) to attract and retain the best available personnel, to provide additional incentive to employees, directors and consultants and to promote the success of the Company’s business. The 2013 Plan was approved by our stockholders on December 9, 2013. There are 90,011 shares available for issuance under this plan as of December 31, 2019.

The following summary describes the material features of the 2013 Plan. The summary, however, does not purport to be a complete description of all the provisions of the 2013 Plan. The following description is qualified in its entirety by reference to the Plan.

Description of the 2013 Plan

The purpose of the 2013 Plan is to attract and retain the best available personnel, to provide additional incentive to employees, directors and consultants and to promote the success of the Company’s business. The Company has reserved up to 1,000,000 of the authorized but unissued or reacquired shares of common stock of the Company. The Board or its appointed administrator has the power and authority to grant awards and act as administrator thereunder to establish the grant terms, including the grant price, vesting period and exercise date.

Each sale or award of shares under the 2013 Plan is made pursuant to the terms and conditions provided for in an award agreement (an “Award Agreement”) entered into by the Company and the individual recipient. The number of shares covered by each outstanding Award Agreement shall be proportionately adjusted for (a) any increase or decrease in the number of issued shares of common stock resulting from a stock split, reverse stock split, stock dividend, combination or reclassification of the common stock or similar transaction affecting the common stock or (b) any other increase or decrease in the number of issued shares of common stock affected without receipt of consideration by the Company.

Under the 2013 Plan, the Board or its administrator has the authority: (i) to select the employees, directors and consultants to whom awards may be granted from time to time hereunder; (ii) to determine whether and to what extent awards are granted; (iii) to determine the number of shares or the amount of other consideration to be covered by each award granted; (iv) to approve forms of Award Agreements for use under the 2013 Plan; (v) to determine the terms and conditions of any award granted; (vi) to establish additional terms, conditions, rules or procedures to accommodate the rules or laws of applicable foreign jurisdictions and to afford grantees favorable treatment under such rules or laws; provided, however, that no award shall be granted under any such additional terms, conditions, rules or procedures with terms or conditions which are inconsistent with the provisions of the 2013 Plan; (vii) to amend the terms of any outstanding award granted under the 2013 Plan; provided that any amendment that would adversely affect the grantee’s rights under an outstanding award shall not be made without the grantee’s written consent; (viii) to construe and interpret the terms of the 2013 Plan and awards, including without limitation, any notice of award or Award Agreement granted pursuant to the 2013 Plan; and (ix) to take such other action, not inconsistent with the terms of the 2013 Plan, as the administrator deems appropriate.

The awards under the 2013 Plan other than Incentive Stock Options may be granted to employees, directors and consultants. Incentive Stock Options may be granted only to employees of the Company, a parent or a subsidiary. An employee, director or consultant who has been granted an award may, if otherwise eligible, be granted additional awards. Awards may be granted to such employees, directors or consultants who are residing in foreign jurisdictions as the administrator may determine from time to time. Options granted under the 2013 Plan will be subject to the terms and conditions established by the administrator. Under the terms of the 2013 Plan, the exercise price of the options will not be less than the fair market value (as determined under the 2013 Plan) of our common stock at the time of grant. Options granted under the 2013 Plan will be subject to such terms, including the exercise price and the conditions and timing of exercise, as may be determined by the administrator and specified in the applicable award agreement. The maximum term of an option granted under the 2013 Plan will be ten years from the date of grant. Payment in respect of the exercise of an option may be made in cash, by certified or official bank check, by money order or with shares, pursuant to a “cashless” or “net issue” exercise, by a combination thereof or by such other method as the administrator may determine to be appropriate and has been included in the terms of the option.

The 2013 Plan may be amended, suspended or terminated by the Board, or an administrator appointed by the Board, at any time and for any reason.

2014 Stock Incentive Plan

On September 22, 2014, the Company’s Board of Directors adopted the Cellular Biomedicine Group, Inc. 2014 Stock Incentive Plan (the “2014 Plan”) covering 1,200,000 shares to attract and retain the best available personnel, to provide additional incentive to employees, directors and consultants and to promote the success of the Company’s business. The 2014 Plan was approved by our stockholders on November 7, 2014. In 2017, the Company’s Board of Directors approved the Amended and Restated 2014 Incentive Stock Option Plan (the “Restated 2014 Plan”), which amended and restated the 2014 Plan to increase the number of shares available for issuance by 1,000,000 shares. The Restated 2014 Plan was approved by our stockholders on April 28, 2017. There are 167,048 shares available for issuance under this plan as of December 31, 2019.

The following summary describes the material features of the 2014 Plan. The summary, however, does not purport to be a complete description of all the provisions of the 2014 Plan. The following description is qualified in its entirety by reference to the Plan.

Description of the 2014 Plan

The purpose of the 2014 Plan is to attract and retain the best available personnel, to provide additional incentive to employees, directors and consultants and to promote the success of the Company’s business. The Company has reserved up to 1,200,000 of the authorized but unissued or reacquired shares of common stock of the Company. The Board or its appointed administrator has the power and authority to grant awards and act as administrator thereunder to establish the grant terms, including the grant price, vesting period and exercise date.

Each sale or award of shares under the 2014 Plan is made pursuant to the terms and conditions provided for in an Award Agreement entered into by the Company and the individual recipient. The number of shares covered by each outstanding Award Agreement shall be proportionately adjusted for (a) any increase or decrease in the number of issued shares of common stock resulting from a stock split, reverse stock split, stock dividend, combination or reclassification of the common stock or similar transaction affecting the common stock or (b) any other increase or decrease in the number of issued shares of common stock affected without receipt of consideration by the Company.

Under the 2014 Plan, the Board or its administrator has the authority: (i) to select the employees, directors and consultants to whom awards may be granted from time to time hereunder; (ii) to determine whether and to what extent awards are granted; (iii) to determine the number of shares or the amount of other consideration to be covered by each award granted; (iv) to approve forms of Award Agreements for use under the 2014 Plan; (v) to determine the terms and conditions of any award granted; (vi) to establish additional terms, conditions, rules or procedures to accommodate the rules or laws of applicable foreign jurisdictions and to afford grantees favorable treatment under such rules or laws; provided, however, that no award shall be granted under any such additional terms, conditions, rules or procedures with terms or conditions which are inconsistent with the provisions of the 2014 Plan; (vii) to amend the terms of any outstanding award granted under the 2014 Plan; provided that any amendment that would adversely affect the grantee’s rights under an outstanding award shall not be made without the grantee’s written consent; (viii) to construe and interpret the terms of the 2014 Plan and awards, including without limitation, any notice of award or Award Agreement granted pursuant to the 2014 Plan; and (ix) to take such other action, not inconsistent with the terms of the 2014 Plan, as the administrator deems appropriate.

The awards under the 2014 Plan other than Incentive Stock Options may be granted to employees, directors and consultants. Incentive Stock Options may be granted only to employees of the Company, a parent or a subsidiary. An employee, director or consultant who has been granted an award may, if otherwise eligible, be granted additional awards. Awards may be granted to such employees, directors or consultants who are residing in foreign jurisdictions as the administrator may determine from time to time. Options granted under the 2014 Plan will be subject to the terms and conditions established by the administrator. Under the terms of the 2014 Plan, the exercise price of the options will not be less than the fair market value (as determined under the 2014 Plan) of our common stock at the time of grant. Options granted under the 2014 Plan will be subject to such terms, including the exercise price and the conditions and timing of exercise, as may be determined by the administrator and specified in the applicable award agreement. The maximum term of an option granted under the 2014 Plan will be ten years from the date of grant. Payment in respect of the exercise of an option may be made in cash, by certified or official bank check, by money order or with shares, pursuant to a “cashless” or “net issue” exercise, by a combination thereof or by such other method as the administrator may determine to be appropriate and has been included in the terms of the option.

 The 2014 Plan may be amended, suspended or terminated by the Board, or an administrator appointed by the Board, at any time and for any reason.

2019 Stock Incentive Plan

On July 1, 2019, the Company’s Board of Directors adopted the Cellular Biomedicine Group, Inc. 2019 Stock Incentive Plan (the “2019 Plan”) covering 1,500,000 shares to attract and retain the best available personnel, to provide additional incentive to employees, directors and consultants and to promote the success of the Company’s business. The 2019 Plan was approved by our stockholders on April 26, 2019. There are 1,418,370 shares available for issuance under this plan as of December 31, 2019.

The following summary describes the material features of the 2019 Plan. The summary, however, does not purport to be a complete description of all the provisions of the 2019 Plan. The following description is qualified in its entirety by reference to the Plan.

Description of the 2019 Plan

The purpose of the 2019 Plan is to attract and retain the best available personnel, to provide additional incentive to employees, directors and consultants and to promote the success of the Company’s business. The Company has reserved up to 1,500,000 of the authorized but unissued or reacquired shares of common stock of the Company. The Board or its appointed administrator has the power and authority to grant awards and act as administrator thereunder to establish the grant terms, including the grant price, vesting period and exercise date.

Each sale or award of shares under the 2019 Plan is made pursuant to the terms and conditions provided for in an Award Agreement entered into by the Company and the individual recipient. The number of shares covered by each outstanding Award Agreement shall be proportionately adjusted for (a) any increase or decrease in the number of issued shares of common stock resulting from a stock split, reverse stock split, stock dividend, combination or reclassification of the common stock or similar transaction affecting the common stock or (b) any other increase or decrease in the number of issued shares of common stock affected without receipt of consideration by the Company.

Under the 2019 Plan, the Board or its administrator has the authority: (i) to select the employees, directors and consultants to whom awards may be granted from time to time hereunder; (ii) to determine whether and to what extent awards are granted; (iii) to determine the number of shares or the amount of other consideration to be covered by each award granted; (iv) to approve forms of Award Agreements for use under the 2014 Plan; (v) to determine the terms and conditions of any award granted; (vi) to establish additional terms, conditions, rules or procedures to accommodate the rules or laws of applicable foreign jurisdictions and to afford grantees favorable treatment under such rules or laws; provided, however, that no award shall be granted under any such additional terms, conditions, rules or procedures with terms or conditions which are inconsistent with the provisions of the 2019 Plan; (vii) to amend the terms of any outstanding award granted under the 2019 Plan; provided that any amendment that would adversely affect the grantee’s rights under an outstanding award shall not be made without the grantee’s written consent; (viii) to construe and interpret the terms of the 2019 Plan and awards, including without limitation, any notice of award or Award Agreement granted pursuant to the 2019 Plan; and (ix) to take such other action, not inconsistent with the terms of the 2019 Plan, as the administrator deems appropriate.

The awards under the 2019 Plan other than Incentive Stock Options may be granted to employees, directors and consultants. Incentive Stock Options may be granted only to employees of the Company, a parent or a subsidiary. An employee, director or consultant who has been granted an award may, if otherwise eligible, be granted additional awards. Awards may be granted to such employees, directors or consultants who are residing in foreign jurisdictions as the administrator may determine from time to time. Options granted under the 2019 Plan will be subject to the terms and conditions established by the administrator. Under the terms of the 2019 Plan, the exercise price of the options will not be less than the fair market value (as determined under the 2019 Plan) of our common stock at the time of grant. Options granted under the 2019 Plan will be subject to such terms, including the exercise price and the conditions and timing of exercise, as may be determined by the administrator and specified in the applicable award agreement. The maximum term of an option granted under the 2019 Plan will be ten years from the date of grant. Payment in respect of the exercise of an option may be made in cash, by certified or official bank check, by money order or with shares, pursuant to a “cashless” or “net issue” exercise, by a combination thereof or by such other method as the administrator may determine to be appropriate and has been included in the terms of the option.

 The 2019 Plan may be amended, suspended or terminated by the Board, or an administrator appointed by the Board, at any time and for any reason.

Stock Performance Graph

The line graph that follows compares the cumulative total stockholder return on our shares of common stock with the cumulative total return of the Nasdaq Healthcare Index (^IXHC)* and the Russell 3000 Index (RUA)* Index for the five years ended December 31, 2019. The graph and table assume that $100 was invested on the last day of trading for the fiscal year 2014 in each of our shares of common stock, the Nasdaq Healthcare Index and the Russell 3000 Index, and that no dividends were paid. Cumulative total stockholder returns for our shares of common stock, Nasdaq Healthcare Index and the Russell 3000 Index are based on our fiscal year, which is the same as the calendar year.

Dividends

We have not in the past and do not anticipate paying cash dividends on our common stock in the foreseeable future. The declaration, payment and amount of future dividends, if any, will be made at the discretion of the board of directors, and will depend upon, among other things, the results of our operations, cash flows and financial condition, operating and capital requirements and other factors our board of directors may consider relevant.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

As previously disclosed on a Current Report on Form 8-K filed on June 1, 2017, the Company authorized a share repurchase program (the “2017 Share Repurchase Program”) pursuant to which the Company may, from time to time, purchase shares of its common stock for an aggregate purchase price not to exceed $10 million under which approximately $6.52 million in shares of common stock were repurchased. On October 10, 2018, the Company commenced a share repurchase program (the “2018 Share Repurchase Program”) pursuant to which the Company may, from time to time, purchase shares of its common stock for an aggregate purchase price not to exceed approximately $8.48 million. We completed all of our repurchase plans on March 31, 2019 for a grand total of 1,055,499 shares for a total purchase price of $14.99 million. There were no shares of common stock repurchased by the Company during the three months period ended December 31, 2019.

Period	Total number of shares purchased	Average price paid per share

June 9, 2017 ~ June 30, 2017	170,169	$7.98
July 1, 2017 ~ September 30, 2017	114,156	$9.51
October 1, 2017 ~ December 31, 2017	142,469	$10.77
January 1, 2018 ~ March 31, 2018	37,462	$19.10
April 1, 2018 ~ June 30, 2018	96,512	$11.86
July 1, 2018 ~ September 30, 2018	-	$-
October 1, 2018 ~ December 31, 2018	440,731	$16.88
January 1, 2019 ~ March 31, 2019	54,000	$19.24

Total	1,055,499	$14.20

ITEM 6. SELECTED FINANCIAL DATA

 The following tables set forth certain of our selected consolidated financial data as of the dates and for the years indicated. Historical results are not necessarily indicative of the results to be expected for any future period.

The following selected consolidated financial information was derived from our fiscal year end consolidated financial statements. The following information should be read in conjunction with those statements and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our summary consolidated statement of operations and comprehensive loss data for the fiscal years ended December 31, 2019, 2018 and 2017 and our summary consolidated balance sheet data as of December 31, 2019 and 2018, as set forth below, are derived from, and are qualified in their entirety by reference to, our audited consolidated financial statements, including the notes thereto, which are included in this Annual Report. The summary balance sheet data as of December 31, 2017, 2016 and 2015, and summary consolidated statement of operations and comprehensive loss data for the fiscal years ended December 31, 2016 and 2015, set forth below are derived from our audited consolidated financial statements which are not included herein.

Our consolidated financial statements are prepared and presented in accordance with accounting principles generally accepted in the United States (“GAAP”).

	For the Year EndedDecember 31,
	2019	2018	2017	2016	2015

Summary Consolidated statement of operations and comprehensive loss data:

Net sales and revenue	$339,920	$224,403	$336,817	$627,930	$2,505,423

Operating expenses:
Cost of sales	62,378	135,761	162,218	860,417	1,880,331
General and administrative	13,458,151	13,220,757	12,780,483	11,670,506	13,068,255
Selling and marketing	141,597	308,830	360,766	425,040	709,151
Research and development	37,669,978	24,150,480	14,609,917	11,475,587	7,573,228
Impairment of non-current assets	-	2,914,320	-	4,611,714	123,428
Total operating expenses	51,332,104	40,730,148	27,913,384	29,043,264	23,354,393
Operating loss	(50,992,184)	(40,505,745)	(27,576,567)	(28,415,334)	(20,848,970)

Other income:
Interest income	809,785	392,328	133,621	78,943	42,220
Other income	199,390	1,172,879	1,955,086	132,108	630,428
Total other income	1,009,175	1,565,207	2,088,707	211,051	672,648
Loss before taxes	(49,983,009)	(38,940,538)	(25,487,860)	(28,204,283)	(20,176,322)

Income taxes credit (provision)	(1,045)	(4,954)	(2,450)	(4,093)	728,601

Net loss	$(49,984,054)	$(38,945,492)	$(25,490,310)	$(28,208,376)	$(19,447,721)
Other comprehensive income (loss):
Cumulative translation adjustment	8,242	(1,079,689)	967,189	(743,271)	(307,950)
Unrealized gain (loss) on investments, net of tax	-	-	(240,000)	5,300,633	(1,376,540)
Reclassification adjustments, net of tax, in connection with other-than-temporary impairment of investments	-	-	-	(5,557,939)	-
Total other comprehensive income (loss):	8,242	(1,079,689)	727,189	(1,000,577)	(1,684,490)

Comprehensive loss	$(49,975,812)	$(40,025,181)	$(24,763,121)	$(29,208,953)	$(21,132,211)

Net loss per share :
Basic and diluted	$(2.63)	$(2.20)	$(1.78)	$(2.09)	$(1.70)

Weighted average common shares outstanding:
Basic and diluted	18,983,206	17,741,104	14,345,604	13,507,408	11,472,306

	As ofDecember 31,
	2019	2018	2017	2016	2015
Summary Consolidated balance sheet data:

Cash and cash equivalents	$15,443,649	$52,812,880	$21,568,422	$39,252,432	$14,884,597
Current working capital (1)	10,356,774	46,566,505	20,118,725	38,328,048	13,675,034
Total assets	97,324,300	107,581,349	61,162,296	68,628,467	49,460,422
Other non-current liabilities	17,933,743	14,321,751	183,649	370,477	76,229
Stockholders’ equity	55,717,691	85,218,392	57,302,526	65,893,954	46,364,936

(1)
Current working capital is the difference between total current assets and total current liabilities.
(2)
Current working capital, total assets and other non-current liabilities do not include the retrospective adjustments for adoption of ASU No. 2016-02 “Leases (Topic 842)” as of December 31, 2017, 2016 and 2015.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following is management’s discussion and analysis of certain significant factors that have affected our financial position and operating results during the periods included in the accompanying consolidated financial statements, as well as information relating to the plans of our current management. This report includes forward-looking statements. Generally, the words “believes,” “anticipates,” “may,” “will,” “should,” “expect,” “intend,” “estimate,” “continue” and similar expressions or the negative thereof or comparable terminology are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, including the matters set forth in this report or other reports or documents we file with the Securities and Exchange Commission from time to time, which could cause actual results or outcomes to differ materially from those projected. Undue reliance should not be placed on these forward-looking statements which speak only as of the date hereof. We undertake no obligation to update these forward-looking statements.

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes thereto and other financial information included in Item 8 - Financial Statements and Supplemental Data of this Annual Report on Form 10-K.

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

Revenue Recognition

Revenues consist mainly of cell banking services as well as cell therapy technology services with customers. The Company evaluates the separate performance obligation(s) under each contract, allocates the transaction price to each performance obligation considering the estimated stand-alone selling prices of the services and recognizes revenue upon the satisfaction of such obligations over time or at a point in time dependent on the satisfaction of one of the following criteria: (1) the customer simultaneously receives and consumes the economic benefits provided by the vendor’s performance; (2) the vendor creates or enhances an asset controlled by the customer; or (3) the vendor’s performance does not create an asset for which the vendor has an alternative use, and the vendor has an enforceable right to payment for performance completed to date. Revenue from rendering of services is measured at the fair value of the consideration received or receivable under the contract or agreement. Revenue from cell therapy technology services is recognized in profit or loss at the point when customers simultaneously receive and consume the services. Revenue from cell banking storage is recognized in profit or loss on a straight-line basis over the storage period.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Depreciation is provided for on the straight-line method over the estimated useful lives of the assets ranging from three to ten years and begins when the related assets are placed in service. Maintenance and repairs that neither materially add to the value of the property nor appreciably prolong its life are charged to expense as incurred. Betterments or renewals are capitalized when incurred. Property, plant and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected future undiscounted cash flow is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying value of the asset. Repair and maintenance costs are charged to operating expense as incurred.

For the years ended December 31, 2019, 2018 and 2017, depreciation expense was $4,187,330, $3,360,517 and $1,195,705, respectively.

Goodwill and Other Intangibles

Goodwill represents the excess of the cost of assets acquired over the fair value of the net assets at the date of acquisition. Intangible assets represent the fair value of separately recognizable intangible assets acquired in connection with the Company’s business combinations. The Company evaluates its goodwill and other intangibles for impairment on an annual basis or whenever events or circumstances indicate that impairment may have occurred. The evaluation includes comparing the fair value of the reporting unit to the carrying value, including goodwill. If the fair value exceeds the carrying value, no impairment loss is recognized. However, if the carrying value of the reporting unit exceeds its fair value, the goodwill of the reporting unit may be impaired. Impairment is measured by comparing the implied fair value of the goodwill to its carrying value.

The carrying amount of the goodwill at December 31, 2019 and 2018 represents the cost arising from the business combinations in previous years and no impairment on goodwill was recognized for the years ended December 31, 2019 and 2018 as the Company continues to use the patents and knowhow acquired in the business combination in the Company’s current immune therapy R&D activities and there was no indication for impairment.

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

For the years ended December 31, 2019, 2018 and 2017, the Company received government grants of $824,782, $1,105,272 and $1,905,213, respectively, for purposes of R&D and related capital expenditure. Government subsidies recognized as other income in the statement of income for the year ended December 31, 2019, 2018 and 2017 were $671,404, $1,119,827 and $2,077,486, respectively.

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

A full valuation allowance has been established against all net deferred tax assets as of December 31, 2019 and 2018 based on estimates of recoverability. While the Company has optimistic plans for its business strategy, we determined that such a valuation allowance was necessary given the current and expected near term losses and the uncertainty with respect to the Company’s ability to generate sufficient profits from its business model.

Share-Based Compensation

The Company periodically uses stock-based awards, consisting of shares of common stock and stock options, to compensate certain officers and consultants. Shares are expensed on a straight-line basis over the requisite service period based on the grant date fair value, net of estimated forfeitures, if any. We currently use the Black-Scholes option-pricing model to estimate the fair value of our stock-based payment awards. This model requires the input of subjective assumptions, including the fair value of the underlying common stock, the expected volatility of the price of our common stock, risk-free interest rates, the expected term of the option and the expected dividend yield of our common stock. These estimates involve inherent uncertainties and the application of management’s judgment. If factors change and different assumptions are used, our stock-based compensation expense could be materially different in the future. These assumptions are estimated as follows:

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

Fair Value of Financial Instruments

Under authoritative guidance from the Financial Accounting Standards Board (“FASB”) on fair value measurements, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In determining the fair value, the Company uses various methods including market, income and cost approaches. Based on these approaches, the Company often utilizes certain assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated or generally unobservable inputs. The Company uses valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. Based on observability of the inputs used in the valuation techniques, the Company is required to provide the following information according to the fair value hierarchy. The fair value hierarchy ranks the quality and reliability of the information used to determine fair values. Financial assets and liabilities carried at fair value are classified and disclosed in one of the following three categories:

Level 1: Valuations for assets and liabilities traded in active exchange markets. Valuations are obtained from readily available pricing sources for market transactions involving identical assets or liabilities.

Level 2: Valuations for assets and liabilities traded in less active dealer or broker markets. Valuations are obtained from third-party pricing services for identical or similar assets or liabilities.

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

The carrying amounts of other financial instruments, including cash, accounts receivable, accounts payable and accrued liabilities, income tax payable and related party payable approximate fair value due to their short maturities. The carrying value of the Company's borrowing from China Merchant Bank Shanghai Branch approximates fair value as the borrowing bears interest rates that are similar to existing market rates

Lease

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

Investments

Equity investments, with or without readily determinable fair values, are measured at fair value with changes in the fair value recognized through other income (expense) net.

Recent Accounting Pronouncements

Accounting pronouncements adopted during the year ended December 31, 2019

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

In February 2018, the FASB issued ASU No. 2018-02, “Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income” (“ASU 2018-02”) which provides financial statement preparers with an option to reclassify stranded tax effects within accumulated other comprehensive income to retained earnings in each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act (or portion thereof) is recorded. The amendments in this ASU are effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption of ASU 2018-02 is permitted, including adoption in any interim period for the public business entities for reporting periods for which financial statements have not yet been issued. The amendments in this ASU should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized. The adoption of the ASU 2018-02 did not have a material impact on the Company’s consolidated financial statements.

In July 2017, the FASB issued ASU No. 2017-11, “Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Non-controlling Interests with a Scope Exception” (“ASU 2017-11”) which addresses the complexity of accounting for certain financial instruments with down round features. Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced on the basis of the pricing of future equity offerings. Current accounting guidance creates cost and complexity for entities that issue financial instruments (such as warrants and convertible instruments) with down round features that require fair value measurement of the entire instrument or conversion option. The amendments in Part I of this ASU are effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The adoption of the ASU 2017-11 did not have a material impact on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). The amendments in this update create Topic 842, Leases, and supersede the leases requirements in Topic 840, Leases. Topic 842 specifies the accounting for leases. The objective of Topic 842 is to establish the principles that lessees and lessors shall apply to report useful information to users of financial statements about the amount, timing and uncertainty of cash flows arising from a lease. The main difference between Topic 842 and Topic 840 is the recognition of lease assets and lease liabilities for those leases classified as operating leases under Topic 840. Topic 842 retains a distinction between finance leases and operating leases. The classification criteria for distinguishing between finance leases and operating leases are substantially similar to the classification criteria for distinguishing between capital leases and operating leases in the previous leases guidance. The result of retaining a distinction between finance leases and operating leases is that under the lessee accounting model in Topic 842, the effect of leases in the statement of comprehensive income and the statement of cash flows is largely unchanged from previous GAAP. The amendments in ASU 2016-02 are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years for public business entities. Early application of the amendments in ASU 2016-02 is permitted. The adoption impact of the ASU 2016-02 on the Company’s consolidated financial statements is illustrated in notes of the accompanying consolidated financial statements.

Accounting pronouncements not yet effective

In August 2018, the FASB issued Accounting Standards Update (“ASU”) No. 2018-13, “Fair Value Measurement (Topic 820)” which eliminates, adds and modifies certain disclosure requirements for fair value measurements. The modified standard eliminates the requirement to disclose changes in unrealized gains and losses included in earnings for recurring Level 3 fair value measurements and requires changes in unrealized gains and losses be included in other comprehensive income for recurring Level 3 fair value measurements of instruments. The standard also requires the disclosure of the range and weighted average used to develop significant unobservable inputs and how weighted average is calculated for recurring and nonrecurring Level 3 fair value measurements. The amendment is effective for fiscal years beginning after December 15, 2019 and interim periods within that fiscal year with early adoption permitted. We do not expect the standard to have a material impact on our consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment” (“ASU 2017-04”) which removes Step 2 from the goodwill impairment test. An entity will apply a one-step quantitative test and record the amount of goodwill impairment as the excess of a reporting unit’s carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The new guidance does not amend the optional qualitative assessment of goodwill impairment. Public business entity that is a U.S. Securities and Exchange Commission filer should adopt the amendments in this ASU for its annual or any interim goodwill impairment test in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We do not expect the standard to have a material impact on our consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). Financial Instruments—Credit Losses (Topic 326) amends guideline on reporting credit losses for assets held at amortized cost basis and available-for-sale debt securities. For assets held at amortized cost basis, Topic 326 eliminates the probable initial recognition threshold in current GAAP and, instead, requires an entity to reflect its current estimate of all expected credit losses. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial assets to present the net amount expected to be collected. For available-for-sale debt securities, credit losses should be measured in a manner similar to current GAAP; however, Topic 326 will require that credit losses be presented as an allowance rather than as a write-down. ASU 2016-13 affects entities holding financial assets and net investment in leases that are not accounted for at fair value through net income. The amendments affect loans, debt securities, trade receivables, net investments in leases, off balance sheet credit exposures, reinsurance receivables and any other financial assets not excluded from the scope that have the contractual right to receive cash. The amendments in this ASU will be effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. We do not expect the standard to have a material impact on our consolidated financial statements.

Comparison of Year Ended December 31, 2019 to Years Ended December 31, 2018 and 2017

	For the Year Ended December 31,
	2019	2018	2017

Net sales and revenue	$339,920	$224,403	$336,817

Operating expenses:
Cost of sales *	62,378	135,761	162,218
General and administrative *	13,458,151	13,220,757	12,780,483
Selling and marketing *	141,597	308,830	360,766
Research and development *	37,669,978	24,150,480	14,609,917
Impairment of non-current assets	-	2,914,320	-
Total operating expenses	51,332,104	40,730,148	27,913,384
Operating loss	(50,992,184)	(40,505,745)	(27,576,567)

Other income
Interest income	809,785	392,328	133,621
Other income	199,390	1,172,879	1,955,086
Total other income	1,009,175	1,565,207	2,088,707
Loss before taxes	(49,983,009)	(38,940,538)	(25,487,860)

Income taxes provision	(1,045)	(4,954)	(2,450)
Net loss	$(49,984,054)	$(38,945,492)	$(25,490,310)
Other comprehensive income (loss):
Cumulative translation adjustment	8,242	(1,079,689)	967,189
Unrealized loss on investments, net of tax	-	-	(240,000)
Total other comprehensive income (loss):	8,242	(1,079,689)	727,189

Comprehensive loss	$(49,975,812)	$(40,025,181)	$(24,763,121)

Net loss per share:
Basic and diluted	$(2.63)	$(2.20)	$(1.78)

Weighted average common shares outstanding:
Basic and diluted	18,983,206	17,741,104	14,345,604

 * These line items include the following amounts of non-cash, stock-based compensation expense for the periods indicated:

	For the Year Ended December 31,
	2019	2018	2017

Cost of sales	-	-	51,288
General and administrative	1,885,653	2,307,191	2,935,798
Selling and marketing	10,225	79,845	52,984
Research and development	2,168,103	2,439,709	2,305,141
	4,063,981	4,826,745	5,345,211

Segments

The Company is engaged in the development of new treatments for cancerous and degenerative diseases utilizing proprietary cell-based technologies, which have been organized as one reporting segment since they have similar nature and economic characteristics. The Company’s principle operating decision maker, the Chief Executive Officer, receives and reviews the results of the operations for all major cell platforms as a whole when making decisions about allocating resources and assessing performance of the Company. In accordance with FASB ASC 280-10, the Company is not required to report the segment information.

Results of Operations:

Revenues

				2019 versus 2018		2018 versus 2017
	2019	2018	2017	Change	Percent	Change	Percent

Year ended December 31,	$339,920	$224,403	$336,817	$115,517	51%	$(112,414)	(33)%

Fiscal Year Ended December 31, 2019, Compared to Fiscal Year Ended December 31, 2018

Revenue for the year ended December 31, 2019 was mainly derived from technology development service whereas revenue for the year ended December 31, 2018 was mainly derived from both cell banking services and cell therapy technology service.

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

Cost of Sales

				2019 versus 2018		2018 versus 2017
	2019	2018	2017	Change	Percent	Change	Percent

Year ended December 31,	$62,378	$135,761	$162,218	$(73,383)	(54)%	$(26,457)	(16)%

Fiscal Year Ended December 31, 2019, Compared to Fiscal Year Ended December 31, 2018

The gross margin change was a result of the revenue mix change toward technology development services.

Fiscal Year Ended December 31, 2018, Compared to Fiscal Year Ended December 31, 2017

The gross margin change was a result of the revenue mix change toward adipose cell banking services.

General and Administrative Expenses

				2019 versus 2018		2018 versus 2017
	2019	2018	2017	Change	Percent	Change	Percent

Year ended December 31,	$13,458,151	$13,220,757	$12,780,483	$237,394	2%	$440,274	3%

Fiscal Year Ended December 31, 2019, Compared to Fiscal Year Ended December 31, 2018

No material change compared to the year ended December 31, 2018.

Fiscal Year Ended December 31, 2018, Compared to Fiscal Year Ended December 31, 2017

Change in G&A expenses was primarily additional costs related to advisory in financing, and professional fees in the Novartis transaction.

 Sales and Marketing Expenses

				2019 versus 2018		2018 versus 2017
	2019	2018	2017	Change	Percent	Change	Percent

Year ended December 31,	$141,597	$308,830	$360,766	$(167,233)	(54)%	$(51,936)	(14)%

Fiscal Year Ended December 31, 2019, Compared to Fiscal Year Ended December 31, 2018

Decline in sales and marketing expenses was mainly attributed to the decrease in line with the sales team headcount as compared with the year ended December 31, 2018.

Fiscal Year Ended December 31, 2018, Compared to Fiscal Year Ended December 31, 2017

No material change compared to the year ended December 31, 2017.

Research and Development Expenses

				2019 versus 2018		2018 versus 2017
	2019	2018	2017	Change	Percent	Change	Percent

Year ended December 31,	$37,669,978	$24,150,480	$14,609,917	$13,519,498	56%	$9,540,563	65%

Fiscal Year Ended December 31, 2019, Compared to Fiscal Year Ended December 31, 2018

Research and development expenses increased by approximately $13,519,000 compared to the year ended December 31, 2018. The increase was primarily attributed to the increased spending in the growth of our pipeline in both liquid tumor and solid tumor development and expansion of our U.S. R&D operations based in Gaithersburg, Maryland. In the third quarter of 2019, the Company entered into a Facility Improvement and Process Validation Agreement with Duke University. Pursuant to the Agreement, Duke University and the Company agreed to collaborate on a clinical trial of tumor infiltrating lymphocytes (TIL cells) that will be performed at Duke and funded by CBMG. In consideration of Duke University’s performance of the project, the Company agreed to pay Duke University for improvement of Duke’s GMP facility, which resulted in higher research and development expenses in 2019.

Research and development expenses for the year ended December 31, 2019 are as follows:

For the year ended December 31, 2019

Research and pre-clinical studies	$10,206,363
Development, clinical development and studies	27,463,615

Total	$37,669,978

Fiscal Year Ended December 31, 2018, Compared to Fiscal Year Ended December 31, 2017

Research and development expenses increased by approximately $9,541,000 compared to the year ended December 31, 2017. The increase was primarily attributed to increased spending in the growth of our pipeline in both liquid tumor and solid tumor development and expanding the U.S. research and development operations at Gaithersburg, Maryland.

Impairment of Non-current Assets

				2019 versus 2018		2018 versus 2017
	2019	2018	2017	Change	Percent	Change	Percent

Year ended December 31,	$-	$2,914,320	$-	$(2,914,320)	(100)%	$2,914,320	N/A

Fiscal Year Ended December 31, 2019, Compared to Fiscal Year Ended December 31, 2018 and 2017

The impairment of investments for the year ended December 31, 2018 is comprised of the recognition of other than temporary impairment on the value of shares in investments of $29,423 and impairment of $2,884,896 provided against the net book value of GVAX license. No such expense existed for the years ended December 31, 2019 and 2017.

The Company provided full impairment of $29,424 for shares of Alpha Lujo, Inc. (“ALEV”) for the year ended December 31, 2018 as ALEV filed Form 15 with the SEC and has not been traded in the market since 2018.

The Company reassessed the prioritization of our immuno-oncology assets, decided to terminate the development of GVAX technology and its license agreements with the University of South Florida (“USF”) and the Moffitt Cancer Center (“Moffitt”). As a result the Company made a full impairment of $2,884,896 for the USF and Moffitt licenses.

Operating Loss

				2019 versus 2018		2018 versus 2017
	2019	2018	2017	Change	Percent	Change	Percent

Year ended December 31,	$(50,992,184)	$(40,505,745)	$(27,576,567)	$(10,486,439)	26%	$(12,929,178)	47%

The increase in the operating loss for 2019 compared to 2018 and 2017 was primarily due to changes in research and development expenses and impairment of investments, each of which was described above.

Other Income

				2019 versus 2018		2018 versus 2017
	2019	2018	2017	Change	Percent	Change	Percent

Year ended December 31,	$1,009,175	$1,565,207	$2,088,707	$(556,032)	(36)%	$(523,500)	(25)%

Fiscal Year Ended December 31, 2019, Compared to Fiscal Year Ended December 31, 2018 and 2017

Other income, net for the year ended December 31, 2019 was primarily government subsidy of $671,000, interest income of $810,000, and netting of interest expense of $482,000.

Other income, net for the year ended December 31, 2018 was primarily government subsidy of $1,120,000, interest income of $392,000, and netting of the net foreign exchange gain of $74,000.

Other income, net for the year ended December 31, 2017 was primarily government subsidy of $2,077,000, interest income of $134,000, and netting of the net foreign exchange loss of $112,000.

Income Tax Provision

				2019 versus 2018		2018 versus 2017
	2019	2018	2017	Change	Percent	Change	Percent

Year ended December 31,	$(1,045)	$(4,954)	$(2,450)	$3,909	(79)%	$(2,504)	102%

Fiscal Year Ended December 31, 2019, Compared to Fiscal Year Ended December 31, 2018 and 2017

While we have plans for growing and developing our business, we determined that a valuation allowance was necessary given the current and expected near term losses and the uncertainty with respect to our ability to generate sufficient profits from our business model. Therefore, we established a valuation allowance for deferred tax assets other than the extent of the benefit from other comprehensive income. Income tax expenses for the year ended December 31, 2019 and 2017 all represent U.S. state tax. Income tax expense for the year ended December 31, 2018 was comprised of U.S. state tax of $2,475 and the withholding corporation income tax of $2,479 of our Hong Kong subsidiary for its royalty income derived from China.

Net Loss

				2019 versus 2018		2018 versus 2017
	2019	2018	2017	Change	Percent	Change	Percent

Year ended December 31,	$(49,984,054)	$(38,945,492)	$(25,490,310)	$(11,038,562)	28%	$(13,455,182)	53%

Changes in net loss are primarily attributable to changes which are described above.

Comprehensive Loss

				2019 versus 2018		2018 versus 2017
	2019	2018	2017	Change	Percent	Change	Percent

Year ended December 31,	$(49,975,812)	$(40,025,181)	$(24,763,121)	$(9,950,631)	25%	$(15,262,060)	62%

Fiscal Year Ended December 31, 2019, Compared to Fiscal Year Ended December 31, 2018

Comprehensive net loss for the years ended December 31, 2019 and 2018 include a currency translation net gain (loss) of approximately $8,000 and ($1,080,000), respectively, combined with the changes in net income.

Fiscal Year Ended December 31, 2018, Compared to Fiscal Year Ended December 31, 2017

Comprehensive net loss for 2017 includes unrealized loss on investments of approximately $240,000 and a currency translation net gain of approximately $967,000 combined with the changes in net loss. The unrealized loss on investments was attributed to the valuation change for the stock investment in Arem Pacific Corporation (“ARPC”).

Share-Based Compensation

Share-based compensation totaled $4.1 million in 2019, $4.8 million in 2018 and $5.3 million in 2017. Share-based compensation was included in cost of sales and operating expenses.

As of December 31, 2019, unrecognized share-based compensation costs and the weighted average periods over which the costs are expected to be recognized were as follows:

	Shares	Unrecognized Share-Based Compensation Costs	Weighted Average Period

Non-vested stock options	263,822	$2,248,351	1.05 year
Non-vested restricted stock	235,822	$2,994,358	1.24 year

Non-vested restricted stock above does not include restricted stock awards (RS) linked to the stock price performance to be issued under long-term incentive plan.

LIQUIDITY AND CAPITAL RESOURCES

We had working capital of $10,356,774 as of December 31, 2019 compared to $46,566,505 as of December 31, 2018. Our cash position decreased to $32,443,649 at December 31, 2019 compared to $52,812,880 at December 31, 2018, as we had an increase in cash used in operating and investing activities partially offset by cash inflow generated from financing activities due to public offering financing in 2019 for aggregate net proceeds of approximately $17.0 million and short-term debt borrowed of $14.5 million.

Net cash provided by or used in operating, investing and financing activities from continuing operations were as follows:

Net cash used in operating activities was approximately $39,650,000, $25,113,000 and $18,593,000 for the years ended December 31, 2019, 2018 and 2017, respectively. The following table reconciles net loss to net cash used in operating activities:

				2019 versus 2018	2018 versus 2017
For year ended December 31,	2019	2018	2017	Change	Change
Net loss	$(49,984,054)	$(38,945,492)	$(25,490,310)	$(11,038,562)	$(13,455,182)
Income statement reconciliation items	9,722,993	12,704,688	8,331,491	(2,981,695)	4,373,197
Changes in operating assets, net	611,078	1,127,805	(1,434,573)	(516,727)	2,562,378
Net cash used in operating activities	$(39,649,983)	$(25,112,999)	$(18,593,392)	$(14,536,984)	$(6,519,607)

The 2018 change in non-cash transaction was primarily due to the increase in impairment on intangible assets of $2,885,000 as well as the increase in depreciation and amortization of $2,064,000 compared with same period in 2017. The 2019 change in non-cash transaction was primarily due to there was no impairment on intangible assets of $2,885,000 as compared with same period in 2018.

Net cash used in investing activities was approximately $11,396,000, $6,609,000 and $10,193,000 for the years ended December 31, 2019, 2018 and 2017, respectively. These amounts were the result of purchases of property, plant and equipment and intangible assets.

Cash provided by financing activities was approximately $30,486,000, $63,114,000 and $10,826,000 for the years ended December 31, 2019, 2018 and 2017, respectively. These amounts were mainly attributable to the proceeds received from short-term debt, the issuance of common stock and exercise of stock options, netting of by the cash used in repurchase of treasury stock and interest payment.

Liquidity and Capital Requirements Outlook

We anticipate that the Company will require approximately $80 million in cash to operate in the coming 12 months. Of this amount, approximately $54 million will be used in operation, $14 million will be used to repay outstanding debt and $12 million will be used as capital expenditure, although we may revise these plans according to the catalysts and other business developments.

The Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. We expect to rely on current cash balances and additional dilutive financing to provide for these capital requirements. We do not intend to use and will not rely on our holdings in securities to fund our operations. Another stock we hold, Wonder International Education & Investment Group Corporation (“Wonder”), is no longer traded on any stock market. We do not know whether we can liquidate our 8,000,000 shares of Arem Pacific stock or the 2,057,131 shares of Wonder stock or any of our other portfolio securities, or if liquidated, whether the realized amount will be meaningful at all. As a result, we have written down above stocks to their fair value.

We may also pursue co-development of our clinical assets to defray operating expenses. We may further explore non-dilutive financing opportunities forging strategic partnerships with big pharma. As we continue to incur losses, achieving profitability is dependent upon the successful development of our cell therapy business and commercialization of our technology in the research and development phase, which is a number of years in the future. Once that occurs, we will have to achieve a level of revenues adequate to support our cost structure. We may never achieve profitability, and unless and until we do, we will continue to need to raise additional capital. Management intends to fund future operations through additional private or public debt or equity offerings, and may seek additional capital through arrangements with strategic partners or from other sources.

Our medium-to-long-term capital needs involve the further development of our biopharmaceutical business, and may include, at management’s discretion, new clinical trials for other indications, strategic partnerships, joint ventures, acquisition of licensing rights from new or current partners and/or expansion of our research and development programs. Furthermore, as our therapies pass through the clinical trial process and if they gain regulatory approval, we expect to expend significant resources on sales and marketing of our future products, services and therapies.

In order to finance our medium to long-term plans, we intend to rely upon external financing. This financing may be in the form of equity and or debt, in private placements and/or public offerings or arrangements with private lenders. Due to our short operating history and our early stage of development, particularly in our biopharmaceutical business, we may find it challenging to raise capital on terms that are acceptable to us, or at all. Furthermore, our negotiating position in the capital raising process may worsen as we consume our existing resources. Investor interest in a company such as ours is dependent on a wide array of factors, including the state of regulation of our industry in China (e.g. the policies of MOH and the NMPA), the U.S. and other countries, political headwinds affecting our industry, the investment climate for issuers involved in businesses located or conducted within China, the risks associated with our corporate structure, risks relating to our partners, licensed intellectual property, as well as the condition of the global economy and financial markets in general. Additional equity financing may be dilutive to our stockholders; debt financing, if available, may involve significant cash payment obligations and covenants that restrict our ability to operate as a business; our stock price may not reach levels necessary to induce option or warrant exercises; and asset sales may not be possible on terms we consider acceptable. If we are unable to raise the capital necessary to meet our medium- and long-term liquidity needs, we may have to delay or discontinue certain clinical trials, the licensing, acquisition and/or development of cell therapy technologies and/or the expansion of our biopharmaceutical business; or we may have to raise funds on terms that we consider unfavorable.

Off-Balance Sheet Transactions

We do not have any off-balance sheet arrangements except the lease and capital commitment described in “Contractual Obligations” below.

Contractual Obligations

We have various contractual obligations that will affect our liquidity. The following table sets forth our contractual obligations as of December 31, 2019.

	Payments due by period
Contractual Obligations		Less than	2-3	4-5	More than
	Total	1 year	years	years	5 years
Bank Borrowings	$ 14,334,398	$ 14,334,398	$ -	$ -	$ -
Capital Commitment	1,177,975	1,177,975	-	-	-
Operating Lease Obligations	25,184,418	3,628,949	6,396,288	6,306,050	8,853,131
Total	$40,696,791	$19,141,322	$6,396,288	$6,306,050	$8,853,131

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Exposure to credit, liquidity, interest rate and currency risks arise in the normal course of the Company’s business. The Company’s exposure to these risks and the financial risk management policies and practices used by the Company to manage these risks are described below.

Credit Risk

Credit risk is the risk that one party to a financial instrument will cause a financial loss for the other party by failing to discharge an obligation. The Company’s credit risk is primarily attributable to cash at bank and receivables, etc. Exposure to these credit risks are monitored by management on an ongoing basis.

The Company’s cash is mainly held with well-known or state-owned financial institutions, such as HSBC, Bank of China, China CITIC Bank and China Merchant Bank. Management does not foresee any significant credit risks from these deposits and does not expect that these financial institutions may default and cause losses to the Company.

The maximum exposure to credit risk is represented by the carrying amount of each financial asset in the balance sheet.

Liquidity Risk

Liquidity risk is the risk that an enterprise may encounter deficiency of funds in meeting obligations associated with financial liabilities. The Company and its individual subsidiaries are responsible for their own cash management, including short-term investment of cash surpluses and the raising of loans to cover expected cash demands. The Company’s policy is to regularly monitor its liquidity requirements and its compliance with lending covenants, to ensure that it maintains sufficient reserves of cash, readily realizable marketable investments and adequate committed lines of funding from major financial institutions to meet its liquidity requirements in the short and longer term.

The following tables show the remaining contractual maturities at the balance sheet date of the Company’s financial assets and financial liabilities, which are based on contractual cash flows (including interest payments computed using contractual rates or, if floating, based on rates current at the balance sheet date) and the earliest date the Group can be required to pay:

As of December 31, 2019
Contractual undiscounted cash flow

	Within 1 year or on demand	More than 1 year but less than 2 years	More than 2 year but less than 5 years	More than 5 years	Total	Carrying amount

Financial assets
Cash and cash equivalents	15,443,649	-	-	-	15,443,649	15,443,649
Restricted cash	17,000,000	-	-	-	17,000,000	17,000,000
Other receivables	750,943	-	-	-	750,943	750,943

Sub-total	33,194,592	-	-	-	33,194,592	33,194,592

Financial liabilities
Short-term debt	14,334,398	-	-	-	14,334,398	14,334,398
Accounts payable	2,039,686	-	-	-	2,039,686	2,039,686
Accrued expenses	1,904,829	-	-	-	1,904,829	1,904,829
Other current liabilities excluding operating lease liabilities with lease term over 12 months and deferred income	2,861,295	-	-	-	2,861,295	2,861,295
Operating lease liabilities (lease terms over 12 months)	3,536,188	3,149,434	9,552,904	8,853,131	25,091,657	20,106,163

Sub-total	24,676,396	3,149,434	9,552,904	8,853,131	46,231,865	41,246,371

Net amount	8,518,196	(3,149,434)	(9,552,904)	(8,853,131)	(13,037,273)	(8,051,779)

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

As of December 31, 2019, the Company held the following interest-bearing financial instruments:

	As of December 31, 2019

	Annual interest rate	USD
Fixed rate instruments
Financial assets
- Cash and cash equivalents	3.45% ~3.65%	11,467,561
- Restricted cash	3%	17,000,000

Financial liabilities
- Short-term debt	4.35% ~ 4.785%	14,334,398

		14,133,163

Currency Risk

The Company is exposed to currency risk primarily from sales and purchases which give rise to receivables, payables that are denominated in a foreign currency (mainly RMB). The Company has adopted USD as its functional currency, thus the fluctuation of exchange rates between RMB and USD exposes the Company to currency risk.

The following table details the Company’s exposure as of December 31, 2019 to currency risk arising from recognized assets or liabilities denominated in a currency other than the functional currency of the entity to which they relate. For presentation purposes, the amounts of the exposure are shown in USD translated using the spot rate as of December 31, 2019. Differences resulting from the translation of the financial statements of entities into the Company’s presentation currency are excluded.

	Exposure to foreign currencies (Expressed in USD)
	As of December 31, 2019
	RMB	USD
Cash and cash equivalents	5,379	646
Net exposure arising from recognised assets and liabilities	5,379	646

The following table indicates the instantaneous change in the Company’s net loss that would arise if foreign exchange rates to which the Company has significant exposure at the end of the reporting period had changed at that date, assuming all other risk variables remained constant.

	As of December 31, 2019
	increase/(decrease) in foreign exchange rates	Effect on net loss (Expressed in USD)
RMB (against USD)	5%	237
	-5%	(237)

Results of the analysis as presented in the above table represent an aggregation of the instantaneous effects on each of the Company’s subsidiaries’ net loss measured in the respective functional currencies, translated into USD at the exchange rate ruling at the end of the reporting period for presentation purposes.

The sensitivity analysis assumes that the change in foreign exchange rates had been applied to remeasure those financial instruments held by the Company which expose the Company to foreign currency risk at the end of the reporting period, including inter-company payables and receivables within the Company which are denominated in a currency other than the functional currencies of the lender or the borrower. The analysis excludes differences that would result from the translation of the financial statements of subsidiaries into the Company’s presentation currency.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Attached hereto and filed as a part of this Annual Report on Form 10-K are our Consolidated Financial Statements, beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures, as such term is defined in the Exchange Act Rules 13a - 15(e) and 15d - 15(e) under the Securities Exchange Act of 1934. Our disclosure controls and procedures are designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our principal executive officer and principal financial officer by others within our organization. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2019 to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2019.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2019, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2019. Our internal control over financial reporting as of December 31, 2019, has been audited and attested to by BDO China Shu Lun Pan Certified Public Accountants LLP, or BDO China, an independent registered public accounting firm, as stated in its report, which is included herein.

Changes in Internal Control over Financial Reporting

During the year ended December 31, 2019, there were no changes in our internal control over financial reporting that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

 None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We will file with the SEC a definitive Proxy Statement for our Annual Meeting of Stockholders (the “2020 Proxy Statement”) not later than 120 days after the fiscal year ended December 31, 2019. The information required by this item is incorporated herein by reference to the information contained in the 2020 Proxy Statement as set forth in Governance of the Company. We have adopted a Code of Business Conduct & Ethics that applies to all of our directors, officers and employees, including our principal executive, principal financial and principal accounting officers, or persons performing similar functions. Our Code of Business Conduct & Ethics is posted on our website located at https://www.cellbiomedgroup.com/investor-relations/corporate-governance?lang=en. We intend to disclose future amendments to certain provisions of the Code of Business Conduct & Ethics, and waivers of the Code of Business Conduct & Ethics granted to executive officers and directors, on the website within four business days following the date of the amendment or waiver.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the information contained in the 2020 Proxy Statement as set forth in Executive Compensation and Related Information.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated herein by reference to the information contained in the 2020 Proxy Statement as set forth in Security Ownership of Certain Beneficial Owners and Management.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to the information contained in the 2020 Proxy Statement as set forth in Certain Relationships and Related Transactions.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference to the information contained in the 2020 Proxy Statement as set forth in Proposal 2 - Ratification of Appointment of Independent Registered Public Accountant.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) List of Documents Filed as a Part of This Report:
(1) Index to Consolidated Financial Statements:
Reports of Independent Registered Public Accounting Firm
Consolidated Financial Statements
Consolidated Balance Sheets at December 31, 2019 and 2018
Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2019, 2018 and 2017
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2019, 2018 and 2017
Consolidated Statements of Cash Flows for the years ended December 31, 2019, 2018 and 2017
Notes to Consolidated Financial Statements
(2) Index to Financial Statement Schedules: All schedules have been omitted because the required information is included in the consolidated financial statements or the notes thereto, or because it is not required.
(3) Index to Exhibits: See exhibits listed under Part (b) below.

(b) Exhibits:

Exhibit Number	Description
2.1	Plan of reorganization and exchange agreement (incorporated by reference to the Company’s Registration Statement on Form 10-SB, filed October 31, 2006).
2.2	Agreement and Plan of Merger, dated November 13, 2012 (incorporated by reference to the Company’s Current Report on Form 8-K, filed November 20, 2012).
2.3	Amendment No. 1 to Agreement and Plan of Merger, dated January 15, 2013 (incorporated by reference to the Company’s Current Report Form 8-K, filed January 22, 2013).
2.4	Amendment No. 2 to Agreement and Plan of Merger, dated January 31, 2013 (incorporated by reference to the Company’s Current Report on Form 8-K, filed February 4, 2013).
2.5	Amendment No. 3 to Agreement and Plan of Merger, dated February 5, 2013 (incorporated by reference to the Company’s Current Report on Form 8-K, filed February 12, 2013).
3.1	Articles of Incorporation of Cellular Biomedicine Group, Inc. (incorporated by reference to the Company’s Current Report on Form 8-K, filed January 25, 2013).
3.2
Certificate of Ownership and Merger of Cellular Biomedicine Group, Inc. with and into Eastbridge Investment Group Corporation (incorporated by reference to the Company’s Current Report on Form 8-K, filed March 8, 2013)

3.3	Amended and Restated Bylaws of Cellular Biomedicine Group, Inc. (incorporated by reference to the Company’s Current Report on Form 8-K, filed September 21, 2016).
4.1	Description of Securities*
10.1	2009 Stock Option Plan (incorporated by reference to the Company's Registration Statement on Form S-8, filed April 15, 2009).†
10.2	2011 Incentive Stock Option Plan (incorporated by reference to the Company’s Registration Statement on Form S-8, filed March 7, 2012).†
10.3	Amended and Restated 2011 Incentive Stock Option Plan (incorporated by reference to the Company’s Annual Report on Form 10-K for the Year ended December 31, 2012).†
10.4	2013 Stock Incentive Plan (incorporated by reference to the Company’s Definitive Additional Materials on Schedule 14A, filed November 21, 2013).†
10.5
Technical Service Contract, dated September 22, 2013, by and between Cellular Biomedicine Group (Shanghai) Ltd. and National Engineering Research Center of Tissue Engineering (incorporated by reference to the Company’s Annual Report on Form 10-K for the Year ended December 31, 2013).

10.6
Clinical Trial Agreement, dated November 6, 2013, by and between Cellular Biomedicine Group (Shanghai) Ltd. and Renji Hospital (incorporated by reference to the Company’s Annual Report on Form 10-K for the Year ended December 31, 2013).

10.7
Clinical Trial Agreement, dated December 20, 2013, by and between Cellular Biomedicine Group (Shanghai) Ltd. and China Armed Police General Hospital (incorporated by reference to the Company’s Annual Report on Form 10-K for the Year ended December 31, 2013).

10.8	Form of Subscription Agreement (incorporated by reference to the Company’s Current Report on Form 8-K, filed December 16, 2013).
10.9	Employment Agreement with Bizuo (Tony) Liu, dated January 3, 2014 (incorporated by reference to the Company’s Current Report on Form 8-K, filed January 9, 2014).†
10.10	2014 Stock Incentive Plan (incorporated by reference to the Company’s Definitive Additional Materials on Schedule 14A, filed September 23, 2014).†
10.11	Amendment No. 1 to 2014 Stock Incentive Plan (incorporated by reference to the Company’s Revised Definitive Proxy Statement on Schedule 14A, filed March 23, 2017).†
10.12
Framework Agreement by and among the Company, Agreen Biotech Co. Ltd. and its Shareholders, dated August 02, 2014 (incorporated by reference to the Company’s Current Report on Form 8-K, filed October 2, 2014).

10.13
Technology Transfer Agreement by and between the Company and the General Hospital of the Chinese People’s Liberation Army, dated February 4, 2015 (incorporated by reference to the Company’s Annual Report on the Form 10-K for the Year ended December 31, 2015).

10.14
Asset Purchase Agreement, dated June 8, 2015, by and among the Company, Blackbird BioFinance, LLC, Scott Antonia and Sam Shrivastava (incorporated by reference to the Company’s Current Report on Form 8-K, filed July 2, 2015).

10.15
Patent Transfer Agreement, dated November 16, 2015, by and between CBMG Shanghai and China Pharmaceutical University (incorporated by reference to the Company’s Annual Report on the Form 10-K for the Year ended December 31, 2015).

10.16
Clinical Trial Agreement, dated December 15, 2015, by and between CBMG Shanghai and Renji Hospital (incorporated by reference to the Company’s Annual Report on the Form 10-K for the Year ended December 31, ).

10.17
Share Purchase Agreement, dated February 4, 2016, by and between the Company and Dangdai International Group Co., Limited (incorporated by reference to the Company’s Current Report on Form 8-K, filed February 10, 2016).

10.18
Lease Agreement, dated January 1, 2017, by and between CBMG Shanghai and Shanghai Chuangtong Industrial Development Co., Ltd. (incorporated by reference to the Company’s Annual Report on the Form 10-K for the Year ended December 31, 2016).

10.19	Consulting agreement with Wen Tao (Steve) Liu, dated February 7, 2016 (incorporated by reference to the Company’s Quarterly Report on the Form 10-Q for the Quarter ended March 31, 2016).
10.20
Agreement of Clinical Test, dated February 16, 2016, by and between CBMG Shanghai and Shanghai Tongji Hospital (incorporated by reference to the Company’s Quarterly Report on the Form 10-Q filed May 9, 2016).

10.21
Agreement on Termination of Cooperation with Jilin Luhong Real Estate Development Co., Ltd. (incorporated by reference to the Company’s Quarterly Report on the Form 10-Q for the Quarter ended June 30, 2016).

10.22
Lease agreement of office building located at Zone B, 2/F, Building No.7, Block C, Wuxi (Huishan) Life Science & Technology Industrial Park, 1699 Huishan Avenue, Wuxi, the P.R.C. (incorporated by reference to the Company’s Quarterly Report on the Form 10-Q for the Quarter ended June 30, 2016).

10.23	Letter Agreement, dated November 11, 2016, by and between the Company and Gang Ji (incorporated by reference to the Company’s Current Report on Form 8-K, filed November 15, 2016).†
10.24
Employment Agreement, dated March 3, 2017, by and between the Company and Bizuo (Tony) Liu (incorporated by reference to the Company’s Annual Report on the Form 10-K for the Year ended December 31, 2016).†

10.25	Employment Agreement, dated March 3, 2017, by and between the Company and Andrew Chan (incorporated by reference to the Company’s Annual Report on the Form 10-K for the Year ended December 31, 2016).†
10.26	Employment Agreement, dated March 3, 2017, by and between the Company and Yihong Yao (incorporated by reference to the Company’s Annual Report on the Form 10-K for the Year ended December 31, 2016).†
10.27
Lease Agreement, dated December 1, 2018, by and between CBMG Shanghai and Shanghai Guilin Industrial Co., Ltd. (incorporated by reference to Company’s Annual Report on Form 10-K for the Year ended December 31, 2018).

10.28	Share Purchase Agreement, dated December 15, 2017, by and among the Company and its executive officers (incorporated by reference to the Company’s Current Report on Form 8-K, filed December 21, 2017).
10.29	Share Purchase Agreement, dated December 26, 2017, by and among the Company and certain investors (incorporated by reference to the Company’s Current Report on Form 8-K, filed December 28, 2017).
10.30
Registration Rights Agreement, dated January 30, 2018, by and among the Company, Wealth Map Holdings Limited, Earls Mill Limited and Bosun S. Hau (incorporated by reference to the Company’s Current Report on Form 8-K, filed January 31, 2018).

10.31
Securities Purchase Agreement, dated January 30, 2018, by and among the Company, Wealth Map Holdings Limited, Earls Mill Limited and Bosun S. Hau (incorporated by reference to the Company’s Current Report on Form 8-K, filed January 31, 2018).

10.32
Amendment No. 1 to Registration Rights Agreement, dated February 5, 2018, by and among the Company, Wealth Map Holdings Limited, Earls Mill Limited, Bosun S. Hau and Rui Zhang (incorporated by reference to the Company’s Current Report on Form 8-K, filed February 7, 2018).

10.33
Amendment No. 1 to Securities Purchase Agreement, dated February 5, 2018, by and among the Company, Wealth Map Holdings Limited, Earls Mill Limited, Bosun S. Hau and Rui Zhang (incorporated by reference to the Company’s Current Report on Form 8-K, filed February 7, 2018).

10.34
Registration Rights Agreement, dated September 26, 2018, by and between the Company and Novartis Pharma AG (incorporated by reference to the Company’s Current Report on Form 8-K, filed September 27, 2018).

10.35
License and Collaboration Agreement, dated September 25, 2018, by and among the Company, Novartis Pharma AG and other parties thereto (incorporated by reference to the Company’s Current Report on Form 8-K, filed September 27, 2018).

10.36
Securities Purchase Agreement, dated September 25, 2018, by and among the Company, Novartis Pharma AG and Shanghai Cellular Biopharmaceutical Group Ltd. (incorporated by reference to the Company’s Current Report on Form 8-K, filed September 27, 2018).

10.37
License Agreement, dated October 2, 2018, by and among the Company and the U.S. Department of Health and Human Services, as represented by the National Cancer Institute, an Institute or Center of the National Institutes of Health (incorporated by reference to the Company’s Current Report on Form 8-K, filed October 9, 2018).

10.38
Toll Manufacturing and Supply Agreement, dated December 21, 2018, by and among the Company, Novartis Pharma AG and other parties thereto (incorporated by reference to the Company’s Current Report on Form 8-K, filed December 28, 2018).

10.39
License Agreement, dated as of February 14, 2019, by and between the Company and Augusta University Research Institute, Inc. (incorporated by reference to Company’s Annual Report on Form 10-K for the Year ended December 31, 2018).**

10.40
Facility Improvement and Process Validation Agreement, dated August 27, 2019, by and between the Company and Duke University (incorporated by reference to the Company’s Current Report on Form 8-K, filed August 29, 2019). **

10.41	Lease Agreement, dated as of October 1, 2019, by and between the Company and IPX Medical Center Drive Investors, LLC.*
10.42	Bridge Loan Agreement, dated January 28, 2020 (incorporated by reference to the Company’s Current Report on Form 8-K, filed January 29, 2020)
21	Subsidiaries of the Company (incorporated by reference to the section titled “Corporate Structure” in Part I, Item 1 of this Annual Report on the Form 10-K for the Year ended December 31, 2019).
23.1	Consent of BDO China Shu Lun Pan Certified Public Accountants LLP *
31	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer and Chief Financial Officer*
32	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*
Filed herewith.

**
Confidential treatment is requested for portions of this exhibit pursuant to 17 CFR Section 240.24b-2.

†
Management contract or compensatory plan or arrangement.
———————

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Registrant	Cellular Biomedicine Group, Inc.

Date: February 28, 2020	By:	/s/ Bizou (Tony) Liu
Bizuo (Tony) Liu
Chief Executive Officer and Chief Financial Officer (principal executive officer and financial and accounting officer)

 Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Terry A. Belmont	Chairman of the Board of Directors	February 28, 2020
Terry A. Belmont

/s/ Bizuo (Tony) Liu	Chief Executive Officer and Chief Financial Officer	February 28, 2020
Bizuo (Tony) Liu	(principal executive officer and financial and accounting officer)

/s/ Wen Tao (Steve) Liu	Director	February 28, 2020
Wen Tao (Steve) Liu

/s/ Hansheng Zhou	Director	February 28, 2020
Hansheng Zhou

/s/ Chun Kwok Alan Au	Director	February 28, 2020
Chun Kwok Alan Au

/s/ Gang Ji	Director	February 28, 2020
Gang Ji

/s/ Darren O’Brien	Director	February 28, 2020
Darren O’Brien

/s/ Edward Schafer	Director	February 28, 2020
Edward Schafer

CELLULAR BIOMEDICINE GROUP, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Cellular Biomedicine Group, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Cellular Biomedicine Group, Inc. and its subsidiaries and variable interest entities (the “Company”) as of December 31, 2019 and 2018 and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated February 28, 2020 expressed an unqualified opinion thereon.

Emphasis Matter Regarding Going Concern Uncertainty

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations and has an accumulated deficit that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Change in Accounting Principle

As discussed in Note 3 to the consolidated financial statements, the Company has changed its method of accounting for leases during the year ended December 31, 2019 due to the adoption of the Accounting Standards Codification (“ASC”) Leases (“ASC 842”).

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

Shenzhen, the People’s Republic of China
February 28, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Cellular Biomedicine Group, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Cellular Biomedicine Group, Inc. and its subsidiaries and variable interest entities (the “Company”) as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and our report dated February 28, 2020 expressed an unqualified opinion thereon.

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

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

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

/s/ BDO China Shu Lun Pan Certified Public Accountants LLP

Shenzhen, the People’s Republic of China

February 28, 2020

CELLULAR BIOMEDICINE GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2019	2018

Assets
Cash and cash equivalents	$15,443,649	$52,812,880
Restricted cash	17,000,000	-
Accounts receivable, less allowance for doubtful amounts of nil
and $94,868 as of December 31, 2019 and December 31, 2018, respectively	-	787
Other receivables	750,943	101,909
Prepaid expenses	835,048	1,692,135
Total current assets	34,029,640	54,607,711

Investments	240,000	240,000
Property, plant and equipment, net	21,434,414	15,193,761
Right of use	20,106,163	15,938,203
Goodwill	7,678,789	7,678,789
Intangibles, net	7,376,940	7,970,692
Long-term prepaid expenses and other assets	6,458,354	5,952,193
Total assets (1)	$97,324,300	$107,581,349

Liabilities and Stockholders' Equity

Liabilities:
Short-term debt	$14,334,398	$-
Accounts payable	2,039,686	422,752
Accrued expenses	1,904,829	1,878,926
Taxes payable	26,245	28,950
Other current liabilities	5,367,708	5,710,578
Total current liabilities	23,672,866	8,041,206

Other non-current liabilities	17,933,743	14,321,751
Total liabilities (1)	41,606,609	22,362,957
Commitments and Contingencies (note 12)

Preferred stock, par value $.001, 50,000,000 shares
authorized; none issued and outstanding as of
December 31, 2019 and 2018, respectively	-	-

Common stock, par value $.001, 300,000,000 shares authorized;
20,359,889 and 19,120,781 issued; and 19,304,390 and 18,119,282 outstanding,
as of December 31, 2019 and 2018, respectively	20,360	19,121
Treasury stock at cost; 1,055,499 and 1,001,499 shares of common stock	(14,992,694)	(13,953,666)
as of December 31, 2019 and December 31, 2018, respectively
Additional paid in capital	272,117,518	250,604,618
Accumulated deficit	(199,966,543)	(149,982,489)
Accumulated other comprehensive loss	(1,460,950)	(1,469,192)
Total stockholders' equity	55,717,691	85,218,392

Total liabilities and stockholders' equity	$97,324,300	$107,581,349

(1)
The Company’s consolidated assets as of December 31, 2019 and 2018 included $54,668,966 and $40,254,691, respectively, of assets of variable interest entities, or VIEs, that can only be used to settle obligations of the VIEs. Each of the following amounts represent the balances as of December 31, 2019 and 2018, respectively. These assets include cash and cash equivalents of $13,424,425and $2,376,974; other receivables of $201,532 and $61,722; prepaid expenses of $770,127 and $1,497,072; property, plant and equipment, net, of $20,762,271 and $14,280,949; right of use of $13,541,518 and $15,431,554; intangibles of $1,226,955 and $1,412,375; and long-term prepaid expenses and other assets of $4,742,138 and $5,194,045. The Company’s consolidated liabilities as of December 31, 2019 and 2018 included $32,865,763 and $20,548,793, respectively, of liabilities of the VIEs whose creditors have no recourse to the Company. These liabilities include short-term debt of $14,334,398 and nil; accounts payable of $1,324,792 and $359,980; other payables of $4,090,154 and $4,937,541; payroll accrual of $1,208,491 and $1,367,658, which mainly includes bonus accrual of $1,207,560 and $1,358,709; deferred income of $10,994 and $6,280; and other non-current liabilities of $11,896,934 and $13,877,334. See further description in Note 4, Variable Interest Entities.

The accompanying notes are an integral part of these consolidated financial statements.

CELLULAR BIOMEDICINE GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Year EndedDecember 31,
	2019	2018	2017

Net sales and revenue	$339,920	$224,403	$336,817

Operating expenses:
Cost of sales	62,378	135,761	162,218
General and administrative	13,458,151	13,220,757	12,780,483
Selling and marketing	141,597	308,830	360,766
Research and development	37,669,978	24,150,480	14,609,917
Impairment of non-current assets	-	2,914,320	-
Total operating expenses	51,332,104	40,730,148	27,913,384
Operating loss	(50,992,184)	(40,505,745)	(27,576,567)

Other income:
Interest income	809,785	392,328	133,621
Other income	199,390	1,172,879	1,955,086
Total other income	1,009,175	1,565,207	2,088,707
Loss before taxes	(49,983,009)	(38,940,538)	(25,487,860)

Income taxes provision	(1,045)	(4,954)	(2,450)

Net loss	$(49,984,054)	$(38,945,492)	$(25,490,310)
Other comprehensive income (loss):
Cumulative translation adjustment	8,242	(1,079,689)	967,189
Unrealized loss on investments, net of tax	-	-	(240,000)
Total other comprehensive income (loss):	8,242	(1,079,689)	727,189

Comprehensive loss	$(49,975,812)	$(40,025,181)	$(24,763,121)

Net loss per share:
Basic and diluted	$(2.63)	$(2.20)	$(1.78)

Weighted average common shares outstanding:
Basic and diluted	18,983,206	17,741,104	14,345,604

The accompanying notes are an integral part of these consolidated financial statements.

 CELLULAR BIOMEDICINE GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

									Accumulated Other
	Common Stock		Preferred Stock		Treasury Stock		Additional	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Paid in Capital	Deficit	Income (Loss)	Total

Balance at December 31, 2016	14,281,378	14,281	-	-	-	-	152,543,052	(85,546,687)	(1,116,692)	65,893,954

Common stock issued with PPM	1,208,334	1,208	-	-	-	-	14,494,832	-	-	14,496,040
Restricted stock grants	68,446	69	-	-	-	-	832,950	-	-	833,019
Accrual of stock options	-	-	-	-	-	-	4,512,192	-	-	4,512,192
Exercise of stock options	57,400	58	-	-	-	-	308,313	-	-	308,371
Treasury stock purchase	-	-	-	-	(426,794)	(3,977,929)	-	-	-	(3,977,929)
Unrealized loss on investments, net of tax	-	-	-	-	-	-	-	-	(240,000)	(240,000)
Foreign currency translation	-	-	-	-	-	-	-	-	967,189	967,189
Net loss	-	-	-	-	-	-	-	(25,490,310)	-	(25,490,310)

Balance at December 31, 2017	15,615,558	15,616	-	-	(426,794)	(3,977,929)	172,691,339	(111,036,997)	(389,503)	57,302,526

Common stock issued with PPM	3,177,581	3,177	-	-	-	-	70,347,996	-	-	70,351,173
Restricted stock grants	91,713	92	-	-	-	-	1,642,228	-	-	1,642,320
Accrual of stock options	-	-	-	-	-	-	3,184,425	-	-	3,184,425
Exercise of stock options	235,929	236	-	-	-	-	2,738,630	-	-	2,738,866
Treasury stock purchase	-	-	-	-	(574,705)	(9,975,737)	-	-	-	(9,975,737)
Foreign currency translation	-	-	-	-	-	-	-	-	(1,079,689)	(1,079,689)
Net loss	-	-	-	-	-	-	-	(38,945,492)	-	(38,945,492)

Balance at December 31, 2018	19,120,781	$19,121	-	$-	(1,001,499)	$(13,953,666)	$250,604,618	$(149,982,489)	$(1,469,192)	$85,218,392

Common stock issued with PPM	1,106,961	1,107	-	-	-	-	17,165,092	-	-	17,166,199
Restricted stock grants	101,729	102	-	-	-	-	1,647,821	-	-	1,647,923
Accrual of stock options	-	-	-	-	-	-	2,416,058	-	-	2,416,058
Exercise of stock options	30,418	30	-	-	-	-	283,929	-	-	283,959
Treasury stock purchase	-	-	-	-	(54,000)	(1,039,028)	-	-	-	(1,039,028)
Foreign currency translation	-	-	-	-	-	-	-	-	8,242	8,242
Net loss	-	-	-	-	-	-	-	(49,984,054)	-	(49,984,054)

Balance at December 31, 2019	20,359,889	$20,360	-	$-	(1,055,499)	$(14,992,694)	$272,117,518	$(199,966,543)	$(1,460,950)	$55,717,691

The accompanying notes are an integral part of these consolidated financial statements.

CELLULAR BIOMEDICINE GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	December 31,
	2019	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(49,984,054)	$(38,945,492)	$(25,490,310)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	5,638,303	5,049,523	2,985,963
Loss on disposal of assets	39,033	4,957	317
Stock based compensation expense	4,063,981	4,826,745	5,345,211
Other than temporary impairment on investments	-	29,424	-
Impairment on intangible assets	-	2,884,896	-
Interest income from six-month deposits with the banks	-	(175,479)	-
Interest income from pledged bank deposits	(500,219)	-	-
Interest expenses	481,895	-	-
Allowance for doubtful account	-	84,622	-
Changes in operating assets and liabilities:
Accounts receivable	774	107,263	(160,628)
Other receivables	(150,222)	66,108	(467,985)
Prepaid expenses	831,686	68,435	(812,675)
Long-term prepaid expenses and other assets	(1,324,924)	(538,349)	(1,005,029)
Accounts payable	1,170,688	133,740	(814)
Accrued expenses	48,762	816,936	(118,968)
Other current liabilities	(43,401)	390,181	1,339,866
Taxes payable	(2,705)	75	-
Other non-current liabilities	80,420	83,416	(208,340)
Net cash used in operating activities	(39,649,983)	(25,112,999)	(18,593,392)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from disposal of assets	148,393	1,625	-
Withdrawing six-month deposits with the banks	-	10,175,479	-
Putting six-month deposits with the banks	-	(10,000,000)	-
Purchases of intangible assets	(869,110)	(196,836)	(23,734)
Purchases of property, plant and equipment	(10,674,812)	(6,589,493)	(10,169,134)
Net cash used in investing activities	(11,395,529)	(6,609,225)	(10,192,868)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from the issuance of common stock	17,166,199	70,351,173	14,496,040
Proceeds from exercise of stock options	283,959	2,738,866	308,371
Proceeds from short-term debt	14,546,035	-	-
Interest paid	(470,901)	-	-
Repurchase of treasury stock	(1,039,028)	(9,975,737)	(3,977,929)
Net cash provided by financing activities	30,486,264	63,114,302	10,826,482

EFFECT OF EXCHANGE RATE CHANGES ON CASH	190,017	(147,620)	275,768

INCREASE/(DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(20,369,231)	31,244,458	(17,684,010)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	52,812,880	21,568,422	39,252,432
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$32,443,649	$52,812,880	$21,568,422

SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for income taxes	$3,750	$4,879	$2,450

	December 31,	December 31,	December 31,
	2019	2018	2017
Reconciliation of cash, cash equivalents and restricted cash in condensed consolidated statements of cash flows:
Restricted cash	$17,000,000	$-	$-
Cash and cash equivalents	15,443,649	52,812,880	21,568,422

Cash, cash equivalents and restricted cash	$32,443,649	$52,812,880	$21,568,422

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1 – DESCRIPTION OF BUSINESS

As used in this report, “we,” “us,” “our,” “CBMG,” “Company” or “our company” refers to Cellular Biomedicine Group, Inc. and, unless the context otherwise requires, all of its subsidiaries.

Overview

We are a clinical-stage biopharmaceutical company committed to using our proprietary cell-based technologies to develop immunotherapies for the treatment of cancer and stem cell therapies for the treatment of degenerative diseases. We view ourselves as a leader in cell therapy industry through our diverse, multi-target, broad pipeline ranging from immuno-oncology, featuring CAR-T, TCR-T and TIL to regenerative medicine. Our focus is to bring our potentially best-in-class products to market while also aiming to reduce manufacturing cycle time and aggregate cost while striving to ensure quality products of cell therapies. We provide comprehensive and integrated research and manufacturing services throughout the discovery, development and manufacturing spectrum for cell-based technologies. We have two major components to our global strategy. First, we intend on developing our own internal pipeline, focusing on immune cell therapy, regenerative medicine, as well as other innovative biotechnology modalities that can leverage our infrastructure, human capital and intellectual property. Second, we plan to partner with leading companies to monetize our innovative technologies in markets where we do not currently have a presence and may also seek to bring their technologies to markets where we have infrastructure.

Our end-to-end platform enables discovery, development and manufacturing of cell-based therapies from concept to commercial manufacturing in a cost-efficient manner. The manufacturing and delivery of T-cell therapies involve complex, integrated processes, comprised of isolating T-cells from patients, T-cell enrichment, activation, viral vector transduction, expansion, harvest and fill-finish. Our in-house cell therapy manufacturing is comprised of a semi-automated, fully closed system and can manufacture high quality plasmids, and serum-free reagents as well as viral vectors for our immuno-oncology cell therapy products. Because we are vertically integrated, we are able to reduce the aggregate cost of cell therapies. We plan to build out our manufacturing capacity to scale for commercial supply at an economical cost. We hone our manufacturing process in our good manufacturing practice (GMP) facilities in China to achieve cycle time reduction, improve quality assurance and control and increase efficiency and early development to understand our therapies’ efficacy. Our other objective on institutionalizing our manufacturing process is portability and ease of tech transfer to other facilities and ease of deployment in future locations.

In September 2018, we executed a License and Collaboration Agreement (hereinafter Novartis LCA) with Novartis AG (Novartis) to manufacture and supply their U.S. FDA-approved CD19 CAR-T cell therapy product Kymriah® in China. Pursuant to the Novartis LCA agreement, we also granted Novartis a worldwide license to certain of our CAR-T intellectual property for the development, manufacture and commercialization of CAR-T products. We are entitled to an escalating single-digit percentage royalty of Kymriah®’s net sales in China. CBMG is responsible for the cost of bi-directional technology transfers between the two companies. We will receive collaboration payments equal to a single-digit escalating percentage of net sales of Kymriah® in China, subject to certain caps set forth under the Novartis LCA, for sales in diffuse large B-cell lymphoma and pediatric acute lymphoblastic leukemia indications and up to a maximum amount to be agreed upon for sales in other indications. We are also obligated to assist Novartis with the development of Kymriah® in China as Novartis may request and we are responsible for a certain percentage of the total development cost for the development of Kymriah® in China for indications other than diffuse large B-cell lymphoma and pediatric acute lymphoblastic leukemia indications. As of December 31, 2019, we have achieved three major milestones on the technology transfer and collaboration with Novartis on commercialization of Kymriah®, specifically: process and analytical training, feasibility runs and an export license for feasibility/comparability.

On October 2, 2018, we executed a nonexclusive license agreement with the NCI for ten tumor infiltrating lymphocytes patents, pursuant to which we acquired rights to the worldwide development, manufacture and commercialization of autologous, tumor-reactive lymphocyte adoptive cell therapy products, isolated from tumor infiltrating lymphocytes for the treatment of non-small cell lung, stomach, esophagus, colorectal and head and neck cancer(s) in humans.

In order to expedite fulfillment of patient treatment, we have been actively developing technologies and products with strong intellectual property protection. CBMG’s worldwide exclusive license to the T Cell patent rights owned by Augusta University provides an opportunity to expand the application of CBMG’s cancer therapy-enabling technologies and to initiate clinical trials with leading cancer hospitals. On February 14, 2019, Augusta University granted us an exclusive, worldwide license with sublicense rights to its patent rights to Human Alpha Fetoprotein-Specific T Cell Receptor modified T-cells (AFP TCR-T).

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

NOTE 2 – BASIS OF PRESENTATION

The consolidated financial statements include the financial statements of the Company and all of its subsidiaries and variable interest entities. All significant intercompany transactions and balances are eliminated upon consolidation. The consolidated financial statements have been prepared in accordance with the accounting principles generally accepted in the United States of America (“GAAP”).

The Company recorded accumulated deficit of $199,966,543, cash and cash equivalents and restricted cash of $32,443,649 as of December 31, 2019, compared with accumulated deficit of $149,982,489, cash and cash equivalents of $52,812,880 as of December 31, 2018. Although management believes it can secure financial resources to satisfy the Company’s current liabilities and the capital expenditure needs in the next 12 months, there are no guarantees that these financial resources will be secured. Therefore, there is a substantial doubt about the ability of the Company to continue as a going concern that it may be unable to realize its assets and discharge its liabilities in the normal course of business. In order to finance our operation, management intends to rely upon external financing. This financing may be in the form of equity and or debt, in private placements and/or public offerings or arrangements with private lenders. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

These estimates and assumptions also affect the reported amounts of revenues, costs and expenses during the reporting period. Management evaluates these estimates and assumptions on a regular basis. Significant accounting estimates reflected in the Company’s consolidated financial statements include useful lives of property, plant and equipment and acquired intangibles, the valuation allowance for deferred income tax assets, valuation of goodwill, valuation of long-lived assets and share-based compensation expense. Actual results could materially differ from those estimates.

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

Cash and Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At December 31, 2019 and 2018, respectively, cash and cash equivalents include cash on hand and cash in the bank. At times, cash deposits may exceed government-insured limits.

Restricted cash consists of collateral representing cash deposits for borrowings.

Accounts Receivable

Accounts receivable represent amounts earned but not collected in connection with the Company’s sales of goods or services as of December 31, 2019 and 2018. Account receivables are carried at their estimated collectible amounts.

The Company follows the allowance method of recognizing uncollectible accounts receivable. The Company recognizes bad debt expense based on specifically identified customers and invoices that are anticipated to be uncollectable. At December 31, 2019 and 2018, allowance of nil and $94,868, respectively, were provided for debtors of certain customers as those debts are unrecoverable from customers.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Depreciation is provided for on the straight-line method over the estimated useful lives of the assets ranging from three to ten years and begins when the related assets are placed in service. Maintenance and repairs that neither materially add to the value of the property nor appreciably prolong its life are charged to expense as incurred. Betterments or renewals are capitalized when incurred. Property, plant and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected future undiscounted cash flow is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying value of the asset. Repair and maintenance costs are charged to operating expense as incurred.

For the years ended December 31, 2019, 2018 and 2017, depreciation expense was $4,187,330, $3,360,517 and $1,195,705, respectively.

Goodwill and Other Intangibles

Goodwill represents the excess of the cost of assets acquired over the fair value of the net assets at the date of acquisition. Intangible assets represent the fair value of separately recognizable intangible assets acquired in connection with the Company’s business combinations. The Company evaluates its goodwill and other intangibles for impairment on an annual basis or whenever events or circumstances indicate that impairment may have occurred. The evaluation includes comparing the fair value of the reporting unit to the carrying value, including goodwill. If the fair value exceeds the carrying value, no impairment loss is recognized. However, if the carrying value of the reporting unit exceeds its fair value, the goodwill of the reporting unit may be impaired. Impairment is measured by comparing the implied fair value of the goodwill to its carrying value.

The carrying amount of the goodwill as at December 31, 2019 and 2018 represents the cost arising from the business combinations in previous years and no impairment on goodwill was recognized for the years ended December 31, 2019 and 2018 as the Company continues to use the patents and knowhow acquired in the business combination in the Company’s current immune therapy R&D activities and there was no indication for impairment.

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

Government Grants

Government grants are recognized in the balance sheet initially when there is reasonable assurance that they will be received and that the enterprise will comply with the conditions attached to them. When the Company received the government grants but the conditions attached to the grants have not been fulfilled, such government grants are deferred and recorded as deferred income. The classification of short-term or long-term liabilities is dependent on the management’s expectation of when the conditions attached to the grant can be fulfilled. Grants that compensate the Company for expenses incurred are recognized as other income in the statement of income on a systematic basis in the same periods in which the expenses are incurred.

For the year ended December 31, 2019, 2018 and 2017, the Company received government grants of $824,782, $1,105,272 and $1,905,213 for purposes of R&D and related capital expenditure, respectively. Government subsidies recognized as other income in the statement of income for the year ended December 31, 2019, 2018 and 2017 were $671,404, $1,119,827 and $2,077,486, respectively.

Valuation of long-lived asset

The Company reviews the carrying value of long-lived assets to be held and used, including other intangible assets subject to amortization, when events and circumstances warrant such a review. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flow from such asset is separately identifiable and is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset and intangible assets. Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets and intangible assets to be disposed are determined in a similar manner, except that fair market values are reduced for the cost to dispose.

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

A full valuation allowance has been established against all net deferred tax assets as of December 31, 2019 and 2018 based on estimates of recoverability. While the Company has optimistic plans for its business strategy, we determined that such a valuation allowance was necessary given the current and expected near term losses and the uncertainty with respect to the Company’s ability to generate sufficient profits from its business model.

Share-Based Compensation

The Company periodically uses stock-based awards, consisting of shares of common stock and stock options, to compensate certain officers and consultants. Shares are expensed on a straight line basis over the requisite service period based on the grant date fair value, net of estimated forfeitures, if any. We currently use the Black-Scholes option-pricing model to estimate the fair value of our stock-based payment awards. This model requires the input of subjective assumptions, including the fair value of the underlying common stock, the expected volatility of the price of our common stock, risk-free interest rates, the expected term of the option and the expected dividend yield of our common stock. These estimates involve inherent uncertainties and the application of management’s judgment. If factors change and different assumptions are used, our stock-based compensation expense could be materially different in the future. These assumptions are estimated as follows:

●
Fair Value of Our Common Stock — Our common stock is valued by reference to the publicly traded price of our common stock.

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

Level 2: Valuations for assets and liabilities traded in less active dealer or broker markets. Valuations are obtained from third-party pricing services for identical or similar assets or liabilities.

Level 3: Valuations for assets and liabilities that are derived from other valuation methodologies, including option pricing models, discounted cash flow models and similar techniques, and not based on market exchange, dealer or broker traded transactions. Level 3 valuations incorporate certain unobservable assumptions and projections in determining the fair value assigned to such assets.

All transfers between fair value hierarchy levels are recognized by the Company at the end of each reporting period. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an investment’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement in its entirety, requires judgment and considers factors specific to the investment. The inputs or methodology used for valuing financial instruments are not necessarily an indication of the risks associated with investment in those instruments.

The carrying amounts of other financial instruments, including cash, accounts receivable, accounts payable and accrued liabilities, income tax payable and related party payable approximate fair value due to their short maturities.

Lease

We determine if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, other current liabilities and operating lease liabilities in our consolidated balance sheets.

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

Investments

Equity investments with or without readily determinable fair values are measured at fair value with changes in the fair value recognized through other income (expense) net.

Basic and Diluted Net Loss Per Share

Basic income (loss) per share is computed based on the average number of common shares outstanding.

Diluted net loss per share reflects potential dilution from the exercise or conversion of securities into common stock. The dilutive effect of the Company’s share-based awards is computed using the treasury stock method, which assumes that all share-based awards are exercised and the hypothetical proceeds from exercise are used to purchase common stock at the average market price during the period. Share-based awards whose effects are anti-dilutive are excluded from computing diluted net loss per share.

Foreign Currency Translation

The Company’s financial statements are presented in U.S. dollars ($), which is the Company’s reporting currency, while the Company’s China subsidiaries’ functional currency is Chinese Renminbi (RMB). Transactions in foreign currencies are initially recorded at the functional currency rate ruling at the date of transaction. Any differences between the initially recorded amount and the settlement amount are recorded as a gain or loss on foreign currency transaction in the consolidated statements of operations. Monetary assets and liabilities denominated in foreign currency are translated at the functional currency rate of exchange ruling at the balance sheet date. Equity accounts were stated at their historical rate. The average translation rates applied to the statements of operations and comprehensive income (loss) during the periods. Any differences are recorded as an unrealized gain or loss on foreign currency translation in the statements of operations and comprehensive loss. In accordance with ASC 830, Foreign Currency Matters, the Company translates the assets and liabilities into USD from RMB using the rate of exchange prevailing at the applicable balance sheet date and the statements of income and cash flows are translated at an average rate during the reporting period. Adjustments resulting from the translation are recorded in shareholders’ equity as part of accumulated other comprehensive income. The PRC government imposes significant exchange restrictions on fund transfers out of the PRC that are not related to business operations.

Comprehensive Loss

We apply ASC No. 220, Comprehensive Income (ASC 220). ASC 220 establishes standards for the reporting and display of comprehensive income or loss, requiring its components to be reported in a financial statement that is displayed with the same prominence as other financial statements. Our comprehensive loss was $49,975,812, $40,025,181 and $24,763,121 for the years ended December 31, 2019, 2018 and 2017, respectively.

Segment Information

FASB ASC Topic 280, “Segment Reporting” establishes standards for reporting information about reportable segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group in deciding how to allocate resources and in assessing performance. Based on the analysis, we operate in a single reportable segment.

Recent Accounting Pronouncements

Accounting pronouncements adopted during the year ended December 31, 2019

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

In February 2018, the FASB issued ASU No. 2018-02, “Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income” (“ASU 2018-02”) which provides financial statement preparers with an option to reclassify stranded tax effects within accumulated other comprehensive income to retained earnings in each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act (or portion thereof) is recorded. The amendments in this ASU are effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption of ASU 2018-02 is permitted, including adoption in any interim period for the public business entities for reporting periods for which financial statements have not yet been issued. The amendments in this ASU should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized. The adoption of the ASU 2018-02 did not have a material impact on the Company’s consolidated financial statements.

In July 2017, the FASB issued ASU No. 2017-11, “Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Non-controlling Interests with a Scope Exception” (“ASU 2017-11”) which addresses the complexity of accounting for certain financial instruments with down round features. Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced on the basis of the pricing of future equity offerings. Current accounting guidance creates cost and complexity for entities that issue financial instruments (such as warrants and convertible instruments) with down round features that require fair value measurement of the entire instrument or conversion option. The amendments in Part I of this ASU are effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The adoption of the ASU 2017-11 did not have a material impact on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” (“ASU 2016-02”). The amendments in this update create Topic 842, Leases, and supersede the leases requirements in Topic 840, Leases. Topic 842 specifies the accounting for leases. The objective of Topic 842 is to establish the principles that lessees and lessors shall apply to report useful information to users of financial statements about the amount, timing and uncertainty of cash flows arising from a lease. The main difference between Topic 842 and Topic 840 is the recognition of lease assets and lease liabilities for those leases classified as operating leases under Topic 840. Topic 842 retains a distinction between finance leases and operating leases. The classification criteria for distinguishing between finance leases and operating leases are substantially similar to the classification criteria for distinguishing between capital leases and operating leases in the previous leases guidance. The result of retaining a distinction between finance leases and operating leases is that under the lessee accounting model in Topic 842, the effect of leases in the statement of comprehensive income and the statement of cash flows is largely unchanged from previous GAAP. The amendments in ASU 2016-02 are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years for public business entities. Early application of the amendments in ASU 2016-02 is permitted. The Company adopted the new standard on January 1, 2019 using a modified retrospective approach and elected the transition method that allows for application of the standard at the beginning of the earliest comparative period presented in the financial statements. The Company also elected available practical expedients. The adoption impact of the ASU 2016-02 on the Company’s consolidated financial statements is illustrated in Note 10.

Accounting pronouncements not yet effective

In August 2018, the FASB issued Accounting Standards Update (“ASU”) No. 2018-13, “Fair Value Measurement (Topic 820)” which eliminates, adds and modifies certain disclosure requirements for fair value measurements. The modified standard eliminates the requirement to disclose changes in unrealized gains and losses included in earnings for recurring Level 3 fair value measurements and requires changes in unrealized gains and losses be included in other comprehensive income for recurring Level 3 fair value measurements of instruments. The standard also requires the disclosure of the range and weighted average used to develop significant unobservable inputs and how weighted average is calculated for recurring and nonrecurring Level 3 fair value measurements. The amendment is effective for fiscal years beginning after December 15, 2019 and interim periods within that fiscal year with early adoption permitted. We do not expect the standard to have a material impact on our consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment” (“ASU 2017-04”) which removes Step 2 from the goodwill impairment test. An entity will apply a one-step quantitative test and record the amount of goodwill impairment as the excess of a reporting unit’s carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The new guidance does not amend the optional qualitative assessment of goodwill impairment. Public business entity that is a U.S. Securities and Exchange Commission filer should adopt the amendments in this ASU for its annual or any interim goodwill impairment test in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We do not expect the standard to have a material impact on our consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” (“ASU 2016-13”). Financial Instruments—Credit Losses (Topic 326) amends guideline on reporting credit losses for assets held at amortized cost basis and available-for-sale debt securities. For assets held at amortized cost basis, Topic 326 eliminates the probable initial recognition threshold in current GAAP and, instead, requires an entity to reflect its current estimate of all expected credit losses. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial assets to present the net amount expected to be collected. For available-for-sale debt securities, credit losses should be measured in a manner similar to current GAAP, however Topic 326 will require that credit losses be presented as an allowance rather than as a write-down. ASU 2016-13 affects entities holding financial assets and net investment in leases that are not accounted for at fair value through net income. The amendments affect loans, debt securities, trade receivables, net investments in leases, off balance sheet credit exposures, reinsurance receivables and any other financial assets not excluded from the scope that have the contractual right to receive cash. The amendments in this ASU will be effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. We do not expect the standard to have a material impact on our consolidated financial statements.

In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes” (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”). ASU 2019-12 will simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. For public business entities, the amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. We do not expect that the requirements of ASU 2017-04 will have a material impact on our consolidated financial statements.

NOTE 4 – VARIABLE INTEREST ENTITY

VIEs are those entities in which a company, through contractual arrangements, bears the risk of, and enjoys the rewards normally associated with ownership of the entity, and therefore the Company is the primary beneficiary of the entity. Cellular Biomedicine Group Ltd (Shanghai) (“CBMG Shanghai”) and its subsidiaries are variable interest entities (VIEs) through which the Company conducts stem cell and immune therapy research and clinical trials in China. The registered shareholders of CBMG Shanghai are Lu Junfeng and Chen Mingzhe, who together own 100% of the equity interests in CBMG Shanghai. The initial capitalization and operating expenses of CBMG Shanghai are funded by our wholly foreign-owned enterprise (“WFOE”), Cellular Biomedicine Group Ltd. (Wuxi) (“CBMG Wuxi”). The registered capital of CBMG Shanghai is 10 million RMB and was incorporated on October 19, 2011. Beijing Agreen Biotechnology Co., Ltd. (“AG”) was 100% acquired by CBMG Shanghai in September 2014. The registered capital of AG is 5 million RMB and was incorporated on April 27, 2011. In 2017, CBMG Shanghai established two subsidiaries in Wuxi and Shanghai. Wuxi Cellular Biopharmaceutical Group Ltd. was established on January 17, 2017 with registered capital of 20 million RMB and wholly owned by CBMG Shanghai. Shanghai Cellular Biopharmaceutical Group Ltd. (“SH SBM”) was established on January 18, 2017 with registered capital of 100 million RMB and wholly owned by CBMG Shanghai. For the years ended December 31, 2019, 2018 and 2017, 16%, 29% and 3% of the Company revenue is derived from VIEs respectively.

In February 2012, CBMG Wuxi provided financing to CBMG Shanghai in the amount of $1,587,075 for working capital purposes. In conjunction with the provided financing, exclusive option agreements were executed granting CBMG Wuxi the irrevocable and exclusive right to convert the unpaid portion of the provided financing into equity interest of CBMG Shanghai at CBMG Wuxi’s sole and absolute discretion. CBMG Wuxi and CBMG Shanghai additionally executed a business cooperation agreement whereby CBMG Wuxi is to provide CBMG Shanghai with technical and business support, consulting services and other commercial services. The shareholders of CBMG Shanghai pledged their equity interest in CBMG Shanghai as collateral in the event CBMG Shanghai does not perform its obligations under the business cooperation agreement.

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

There are substantial uncertainties regarding the interpretation, application and enforcement of PRC laws and regulations, including but not limited to the laws and regulations governing our business or the enforcement and performance of our contractual arrangements. See Risk Factors below regarding “Risks Related to Our Structure.” The Company has not provided any guarantees related to VIEs and no creditors of VIEs have recourse to the general credit of the Company.

As the primary beneficiary of CBMG Shanghai and its subsidiaries, the Company consolidates in its financial statements the financial position, results of operations and cash flows of CBMG Shanghai and its subsidiaries, and all intercompany balances and transactions between the Company and CBMG Shanghai and its subsidiaries are eliminated in the consolidated financial statements.

The Company has aggregated the financial information of CBMG Shanghai and its subsidiaries in the table below. The aggregate carrying value of assets and liabilities of CBMG Shanghai and its subsidiaries (after elimination of intercompany transactions and balances) in the Company’s consolidated balance sheets as of December 31, 2019 and 2018 are as follows:

	December 31,	December 31,
	2019	2018
Assets
Cash	$13,424,425	$2,376,974
Other receivables	201,532	61,722
Prepaid expenses	770,127	1,497,072
Total current assets	14,396,084	3,935,768

Property, plant and equipment, net	20,762,271	14,280,949
Right of use	13,541,518	15,431,554
Intangibles	1,226,955	1,412,375
Long-term prepaid expenses and other assets	4,742,138	5,194,045
Total assets	$54,668,966	$40,254,691

Liabilities
Short-term debt	$14,334,398	$-
Accounts payable	1,324,792	359,980
Other payables	4,090,154	4,937,541
Accrued payroll *	1,208,491	1,367,658
Deferred income	10,994	6,280
Total current liabilities	$20,968,829	$6,671,459

Other non-current liabilities	11,896,934	13,877,334
Total liabilities	$32,865,763	$20,548,793

* Accrued payroll mainly includes bonus accrual of $1,207,560 and $1,358,709 as of December 31, 2019 and December 31, 2018, respectively.

NOTE 5 – RESTRICTED CASH AND SHORT-TERM DEBT

On January 19, 2019, SH SBM, a wholly owned subsidiary of CBMG Shanghai, entered into a credit agreement (the “Credit Agreement”) with China Merchants Bank, Shanghai Branch (the “Merchants Bank”). Pursuant to the Credit Agreement, the Merchants Bank agreed to extend credit of up to 100 million RMB (approximately $14.5 million) to SH SBM via revolving and/or one-time credit lines. The types of credit available under the Credit Agreement, include, but are not limited to, working capital loans, trade financing, commercial draft acceptance, letters of guarantee and derivative transactions. The credit period under the Credit Agreement runs until December 30, 2019. As of December 31, 2019, all $14.3 million had been drawn down under the Credit Agreement. The Company subsequently repaid all the bank borrowings in February 2020.

Pursuant to the Credit Agreement, SH SBM will enter into a supplemental agreement with the Merchants Bank prior to the applicable drawdown that will set forth the terms of each borrowing thereunder (except for working capital loans) including principal, interest rate, term of loan and use of borrowing proceeds. With regard to working capital loans to be provided pursuant to the Credit Agreement, SH SBM shall submit a withdrawal application that includes the principal amount needed, purposes of the loan and a proposed quarterly interest rate and term of the loan for the Merchants Bank’s review and approval. The terms approved by the bank will govern such working capital loans. The bank has the right to adjust the interest rate for working capital loans from time to time based on changes in national policy, changes in interest rate published by the People’s Bank of China, credit market conditions and the bank’s credit policies. Upon SH SBM’s non-compliance with the agreed use of loan proceeds, the interest rate for the amount of loan proceeds improperly used will be the original rate plus 100% starting on the first day of such use. If SH SBM fails to pay a working capital loan on time, an extra 50% interest will be charged on the outstanding balances starting on the first day of such default.

Pursuant to a pledge agreement which became enforceable upon execution of the Credit Agreement, Cellular Biomedicine Group Ltd. (HK), a wholly owned subsidiary of the Company (“CBMG HK”), provided a guarantee of SH SBM’s obligations under the Credit Agreement. In connection with such guarantee, CBMG HK deposited $17 million into its account at the Merchants Bank for a 12-month period starting January 7, 2019 and also granted Merchants Bank a security interest in the cash deposited.

The details of the bank borrowings as of December 31, 2019 and December 31, 2018 are as follows:

				As of December 31, 2019	As of December 31, 2018
Lender	Inception date	Maturity date	Interest rate	USD	USD

Merchants Bank	January 21, 2019 ~ January 31, 2019	January 21, 2020 ~ January 31, 2020	4.785%	$3,496,361	$-
Merchants Bank	February 22, 2019 ~ June 24, 2019	February 22, 2020 ~ June 24, 2020	4.35%	10,838,037	-

				$14,334,398	$-

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT

As of December 31, 2019 and 2018, property, plant and equipment, carried at cost, consisted of the following:

	December 31, 2019	December 31, 2018

Office equipment	$160,315	$101,608
Manufacturing equipment	14,963,621	7,636,905
Computer equipment	576,499	426,507
Leasehold improvements	15,516,570	12,861,186
Construction in progress	196,240	1,030,760

	31,413,245	22,056,966
Less: accumulated depreciation	(9,978,831)	(6,863,205)
	$21,434,414	$15,193,761

Depreciation expense for the years ended December 31, 2019, 2018 and 2017 was $4,187,330, $3,360,517 and $1,195,705, respectively.

NOTE 7 – INVESTMENTS

The Company’s investments represent the investment in equity securities listed in Over-The-Counter (“OTC”) markets of the United States of America:

December 31, 2019 and December 31, 2018	Cost	Gross Unrealized Gains/(losses)	Gross Unrealized Losses more than 12 months	Gross Unrealized Losses less than 12 months	Market or Fair Value

Equity position in Arem Pacific Corporation	$480,000	$-	$(240,000)	$-	$240,000

There were no sales of investments for the years ended December 31, 2019 and 2018.

The unrealized holding gain (loss) for the investments, net of tax, that were recognized in other comprehensive income (loss) for the year ended December 31, 2019 was nil, as compared to nil and $(240,000) for the years ended December 31, 2018 and 2017, respectively.

The Company tracks each investment with an unrealized loss and evaluates them on an individual basis for other-than-temporary impairments, including obtaining corroborating opinions from third-party sources, performing trend analyses and reviewing management’s future plans. When investments have declines determined by management to be other-than-temporary, the Company recognizes write downs through earnings. Other-than-temporary impairment of investments for the year ended December 31, 2019 was nil, compared with $29,424 and nil for the years ended December 31, 2018 and 2017, respectively. The Company provided full impairment of $29,424 for shares of Alpha Lujo, Inc. (“ALEV”) for the year ended December 31, 2018 as ALEV filed Form 15 (Certification and Notice of Termination of Registration under Section 12(g) of the Securities Exchange Act of 1934 or Suspension of Duty to File Reports) with the SEC and has not been traded in the market since 2018.

NOTE 8 – FAIR VALUE ACCOUNTING

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The hierarchy for determining that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The Company has adopted ASC Topic 820, Fair Value Measurement and Disclosure, which defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. It does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. It establishes a three-level valuation hierarchy of valuation techniques based on observable and unobservable inputs, which may be used to measure fair value, and includes the following:

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

The carrying value of financial items of the Company including cash and cash equivalents, accounts receivable, other receivables, accounts payable and accrued liabilities, approximate their fair values due to their short-term nature and are classified within Level 1 of the fair value hierarchy. As of December 31, 2019, the carrying value of the Company's borrowings from China Merchant Bank approximates fair value as the borrowing bears interest rates that are similar to existing market rates.

The Company’s investments are classified within Level 2 of the fair value hierarchy because of the insufficient volatility of the three stocks traded in OTC market. The Company did not have any Level 3 financial instruments as of December 31, 2019 and 2018.

Assets measured at fair value within Level 2 on a recurring basis as of December 31, 2019 and 2018 are summarized as follows:

	As of December 31, 2019 and December 31, 2018
	Fair Value Measurements at Reporting Date Using:
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Equity position in Arem Pacific Corporation	$240,000	$-	$240,000	$-

No shares were acquired during the years ended December 31, 2019 and 2018.

As of December 31, 2019 and 2018, the Company holds 8,000,000 shares in Arem Pacific Corporation (“ARPC”), 2,942,350 shares in ALEV and 2,057,131 shares in Wonder International Education and Investment Group Corporation (“Wonder”). Full impairment has been provided for shares of Wonder and ALEV. All available-for-sale investments held by the Company at December 31, 2019 and December 31, 2018 have been valued based on Level 2 inputs due to the limited trading of these companies.

NOTE 9 – INTANGIBLE ASSETS

Most of our intellectual properties are developed internally. Because we do not capitalize our research and development expenses related to our home-grown intellectual properties, as of December 31, 2019, the intellectual properties acquired from the Agreen acquisition still accounted for the majority of the net book value of our intangible assets. We continue to apply the acquired Agreen intellectual properties in our immuno-oncology research and development activities. As such, there is no impairment on the continued use of the acquired Agreen intellectual properties.

As of December 31, 2019 and 2018, intangible assets consisted of the following:

Patents & knowhow & license	December 31, 2019	December 31, 2018
Cost basis	$15,265,211	$14,695,472
Less: accumulated amortization	(8,317,085)	(6,950,656)
	$6,948,126	$7,744,816

Software	December 31, 2019	December 31, 2018
Cost basis	$612,679	$340,918
Less: accumulated amortization	(183,865)	(115,042)
	$428,814	$225,876

Total intangibles, net	$7,376,940	$7,970,692

All software is provided by a third-party vendor, is not internally developed and has an estimated useful life of five years. Patents, knowhow and license are amortized using an estimated useful life of five to ten years. Amortization expense for the years ended December 31, 2019, 2018 and 2017 were $1,450,973, $1,689,006 and $1,790,258, respectively.

During the years ended December 31, 2019 and 2018, the Company provided impairment of nil and $2,884,896, respectively, for intangible assets. During 2018, the Company reassessed its return on investment to develop GVAX for cancer therapies in the current competitive market and decided to terminate its GVAX program and its license agreements with the University of South Florida (“USF”) and the Moffitt Cancer Center (“Moffitt”). As a result, the Company made a full impairment of $2,884,896 for the USF and Moffitt licenses. CD40LGVAX was licensed in 2015 with the intention of providing alternative treatment options for late stage non-small cell lung cancer (NSCLC) patients. Since then, the landscape of NSCLC has changed dramatically. Pembrolizumab has been approved as first-line treatment for patients with metastatic NSCLC with high PD-L1 expression, and for patients with metastatic NSCLC following disease progression on chemotherapy. In 2018, the U.S. FDA accepted a supplemental biologics license application for the combination of nivolumab plus ipilimumab for the frontline treatment of patients with advanced NSCLC with tumor mutational burden (TMB) ≥10 mutations per megabase (mut/Mb). In addition, the Company recently licensed TIL patents from NIH/NCI for multiple indications in solid tumors and decided that TIL technology platform has a higher potential to capture a broader solid tumors market. Hence, we decided to terminate the development of CD40LGVAX and focus our clinical development effort based on the TCR-T and TIL technologies for solid tumors.

 Estimated amortization expense for each of the fiscal years ending December 31 are as follows:

Years ending December 31,	Amount
2020	$1,490,985
2021	1,485,862
2022	1,474,146
2023	1,462,583
2024 and thereafter	1,463,364
$7,376,940

NOTE 10 – LEASES

The Company leases facilities and equipment under non-cancellable operating lease agreements. These facilities and equipment are located in the United States, Hong Kong and China. The Company recognizes rental expense on a straight-line basis over the life of the lease period.

The Company adopted ASC 842 on January 1, 2019 using a modified retrospective approach and elected the transition method that allows for application of the standard at the beginning of the earliest comparative period presented in the financial statements. The Company also elected the package of practical expedients permitted under the transition guidance within the new standard, which, among other things, allowed us to carry forward the historical lease classification. We did not elect the practical expedient allowing the use of hindsight, which would require us to reassess the lease term of our leases based on all facts and circumstances through the effective date and did not elect the practical expedient pertaining to land easements as this is not applicable to our current contract portfolio. We applied the short-term lease exception to all leases of one year or less.

As a result of the adoption of ASC 842, the Company recognized an operating liability with a corresponding ROU asset of the same amounts based on the present value of the minimum rental payments of such leases. As of December 31, 2018, the ROU asset has a balance of $15,938,203 which is included in other non-current assets in the consolidated balance sheets and current liabilities and non-current liabilities relating to the ROU asset were $1,874,270 and $14,063,933, respectively, which are included in other current liabilities and other non-current liabilities in the consolidated balance sheets, respectively. The discount rate used for leases accounted under ASC 842 is the Company’s estimated borrowing rate of 5%.

Quantitative information regarding the Company’s leases is as follows:

The components of lease expense were as follows:

	For the Year Ended
	December 31,
	2019	2018
Lease cost
Operating lease cost	2,934,003	2,601,686
Short-term lease cost	159,054	620,687
Total lease cost	3,093,057	3,222,373

Supplemental cash flow information related to leases was as follows:

	For the Year Ended
	December 31,
	2019	2018
Cash paid for the amounts included in the measurement of lease liabilities for operating leases:
Operating cashflows	2,810,145	2,499,934

Supplemental balance sheet information related to leases was as follows:

	December 31, 2019	December 31, 2018

Operating lease right-of-use assets	20,106,163	15,938,203
Other current liabilities	2,506,413	1,874,270
Other non-current liabilities	17,599,750	14,063,933

Weighted Average Remaining Lease Term (in years): Operating leases	7.9	7.7

Weighted Average Discount Rate: Operating leases	5%	5%

As of December 31, 2019, the Company has the following future minimum lease payments due under the foregoing lease agreements:

Years ending December 31,	Amount
2020	$3,628,949
2021	3,149,434
2022	3,246,854
2023	3,246,854
2024 and thereafter	11,912,327

$25,184,418

NOTE 11 – RELATED PARTY TRANSACTIONS

The Company advanced petty cash to officers for business travel purposes. As of December 31, 2019 and 2018, other receivables due from officers for business travel purposes were nil.

NOTE 12 – EQUITY

ASC Topic 505, “Equity,” paragraph 505-50-30-6 establishes that share-based payment transactions with nonemployees shall be measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.

On December 15, 2017, the Company entered into a Share Purchase Agreement with three of its executive officers, pursuant to which the Company agreed to sell, and the three executive officers agreed to purchase, an aggregate of 41,667 shares of the Company’s common stock, par value $0.001 per share, at $12.00 per share, for total gross proceeds of approximately $500,000. The transaction closed on December 22, 2017.

On December 26, 2017, the Company entered into a Share Purchase Agreement with two investors, pursuant to which the Company agreed to sell, and the two investors agreed to purchase from the Company, an aggregate of 1,166,667 shares of the Company’s common stock, par value $0.001 per share, at $12.00 per share, for total gross proceeds of approximately $14 million. The transaction closed on December 28, 2017. Together with a private placement with three of its executive officers on December 22, 2017, the Company raised an aggregate of approximately $14.5 million in the two private placements in December 2017.

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

On March 21, 2019, the Company entered into an underwriting agreement with Cantor Fitzgerald & Co. and Robert W. Baird & Co. Incorporated, as representatives of the several underwriters set forth therein (collectively, the “Underwriters”) relating to an underwritten public offering of 1,029,412 shares of the Company’s common stock, par value $0.001 per share, at an offering price to the public of $17.00 per share. Under the terms of the Underwriting Agreement, the Company granted the Underwriters a 30-day option to purchase up to an additional 154,411 shares of Common Stock. The offering was closed on March 25, 2019 and the Company received net proceeds of approximately $16 million. On April 2, 2019, the underwriters partially exercised their option and purchased an additional 77,549 shares of Common Stock for net proceeds of approximately $1.2 million.

During the years ended December 31, 2019, 2018 and 2017, the Company expensed $2,416,058, $3,184,425 and $4,512,192 associated with unvested options awards and $1,647,923, $1,642,320 and $833,019 associated with restricted common stock issuances, respectively.

During the years ended December 31, 2019, 2018 and 2017, options for 30,418, 235,929 and 57,400 underlying shares were exercised, and 30,418, 235,929 and 57,400 shares of the Company’s common stock were issued accordingly.

During the years ended December 31, 2019, 2018 and 2017, 101,729, 91,713 and 68,446 shares of the Company’s restricted common stock were issued to directors, employees and advisors, respectively.

As previously disclosed on a Current Report on Form 8-K filed on June 1, 2017, the Company authorized a share repurchase program (the “2017 Share Repurchase Program”) pursuant to which the Company may, from time to time, purchase shares of its common stock for an aggregate purchase price not to exceed $10 million under which approximately $6.52 million in shares of common stock were repurchased. On October 10, 2018, the Company commenced a share repurchase program (the “2018 Share Repurchase Program”) pursuant to which the Company may, from time to time, purchase shares of its common stock for an aggregate purchase price not to exceed approximately $8.48 million. We completed all of our repurchase plans on March 31, 2019 for a grand total of 1,055,499 shares for a total purchase price of $14.99 million.

For the year ended December 31, 2019, the Company repurchased 54,000 shares of the Company’s common stock with the total cost of $1,039,028. Details are as follows:

	Total number of shares purchased	Average price paid per share

Treasury stock as of December 31, 2018	1,001,499	$13.93
Repurchased from January 1, 2019 to March 31, 2019	54,000	$19.24
Repurchased from April 1, 2019 to June 30, 2019	-	$-
Repurchased from July 1, 2019 to September 30, 2019	-	$-
Repurchased from October 1, 2019 to December 31, 2019	-	$-

Treasury stock as of December 31, 2019	1,055,499	$14.20

NOTE 13 – COMMITMENTS AND CONTINGENCIES

Capital commitments

As of December 31, 2019, the capital commitments of the Company are summarized as follows:

December 31, 2019

Contracts for acquisition of plant and equipment being or to be executed	$1,177,975

NOTE 14 – STOCK BASED COMPENSATION

Our stock-based compensation arrangements include grants of stock options and restricted stock awards under the stock option plans (consisting of the 2009 Plan, 2011 Plan, 2013 Plan, the 2014 Plan and the 2019 Plan) and certain awards granted outside of these plans. The compensation cost that has been charged against income related to stock options (including shares issued for services and expense true-ups and reversals described in Note 12) for the years ended December 31, 2019, 2018 and 2017 was $2,416,058, $3,184,425 and $4,512,192, respectively. The compensation cost that has been charged against income related to restrict stock awards for the years ended December 31, 2019, 2018 and 2017 was $1,647,923, $1,642,320 and $833,019, respectively.

These expenses are included in overhead, general and administrative expense, selling and marketing expense as well as research and development expenses in our Consolidated Statements of Operations.

As of December 31, 2019, there was $2,248,351 all unrecognized compensation cost related to an aggregate of 263,822 of non-vested stock option awards and $2,994,358 related to an aggregate of 235,822 of non-vested restricted stock awards. Restricted stock awards under a long-term incentive plan is not accounted for as the attendant could chose to surrender part of the restricted stock awards for individual income tax payment purposes. These costs are expected to be recognized over a weighted-average period of 1.05 years for the stock options awards and 1.24 years for the restricted stock awards.

During the year ended December 31, 2019, the Company issued an aggregate of 65,341 options under the 2011 Plan, 2013 Plan, 2014 Plan and 2019 Plan to officers, directors, employees and advisors. The grant date fair value of these options was $751,523 using Black-Scholes option valuation models with the following assumptions: grant date strike price from $13.54 to $17.89, volatility 87.26% to 88.03%, expected life 6.0 years and risk-free rate of 1.43% to 2.36%. The Company is expensing these options on a straight-line basis over the requisite service period.

As of December 31, 2018, there was $4,215,079 all unrecognized compensation cost related to an aggregate of 492,340 of non-vested stock option awards and $2,904,245 related to an aggregate of 227,951 of non-vested restricted stock awards. Restricted stock awards under a long-term incentive plan is not accounted for as the attendant could chose to surrender part of the restricted stock awards for individual income tax payment purposes. These costs are expected to be recognized over a weighted-average period of 1.66 years for the stock options awards and 1.35 years for the restricted stock awards.

During the year ended December 31, 2018, the Company issued an aggregate of 244,682 options under the 2011 Plan, 2013 Plan and 2014 Plan to officers, directors, employees and advisors. The grant date fair value of these options was $3,528,715 using Black-Scholes option valuation models with the following assumptions: grant date strike price from $14.5 to $23.55, volatility 65.15% to 206.42%, expected life 6.0 years and risk-free rate of 2.33% to 3.11%. The Company is expensing these options on a straight-line basis over the requisite service period.

The following table summarizes stock option activity as of December 31, 2019 and 2018 and for the year ended December 31, 2019:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Outstanding at December 31, 2017	1,892,189	$11.54	7.0	$4,909,194
Grants	244,682	18.68
Forfeitures	(72,076)	13.95
Exercises	(235,929)	7.01

Outstanding at December 31, 2018	1,828,866	$12.41	6.5	$11,496,058
Grants	65,341	16.17
Forfeitures	(74,901)	17.99
Exercises	(30,418)	7.30
Outstanding at December 31, 2019	1,788,888	$12.37	5.4	$9,394,219

Vested and exercisable at December 31, 2019	1,525,066	$11.91	4.9	$8,820,061

Exercise	Number of Options
Price	Outstanding	Exercisable

$3.00 - $4.95	185,547	185,547
$5.00 - $9.19	448,124	432,176
$9.20 - $15.00	518,504	404,203
$15.01 - $20.00	481,713	360,840
$20.10+	155,000	142,300
	1,788,888	1,525,066

The aggregate intrinsic value for stock options outstanding is defined as the positive difference between the fair market value of our common stock and the exercise price of the stock options.

Cash received from option exercises under all share-based payment arrangements for the years ended December 31, 2019, 2018 and 2017 was $283,959, $2,738,866 and $308,371, respectively.

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

NOTE 15 – NET LOSS PER SHARE

Basic and diluted net loss per common share is computed on the basis of our weighted average number of common shares outstanding, as determined by using the calculations outlined below:

	For the Year Ended
	December 31,
	2019	2018	2017

Net loss	$(49,984,054)	$(38,945,492)	$(25,490,310)

Weighted average shares of common stock	18,983,206	17,741,104	14,345,604
Dilutive effect of stock options	-	-	-
Restricted stock vested not issued	-	-	-
Common stock and common stock equivalents	18,983,206	17,741,104	14,345,604

Net loss per basic and diluted share	$(2.63)	$(2.20)	$(1.78)

For the years ended December 31, 2019, 2018 and 2017, the effect of conversion and exercise of the Company’s outstanding options as well as the unvested restricted stocks are excluded from the calculations of dilutive net income (loss) per share as their effects would have been anti-dilutive since the Company had generated losses for the years ended December 31, 2019, 2018 and 2017.

NOTE 16 – INCOME TAXES

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period during which such rates are enacted.

The Company considers all available evidence to determine whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become realizable. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carry-back and carry-forward periods) and projected taxable income in assessing the realizability of deferred tax assets. In making such judgments, significant weight is given to evidence that can be objectively verified. Based on all available evidence, in particular our three-year historical cumulative losses, recent operating losses and U.S. pretax loss for the year ended December 31, 2019, we recorded a valuation allowance against our U.S. net deferred tax assets. In order to fully realize the U.S. deferred tax assets, we will need to generate sufficient taxable income in future periods before the expiration of the deferred tax assets governed by the tax code.

The following represent components of the income tax (expense) credit for the years ended December 31, 2019, 2018 and 2017:

	For the Year Ended
	December 31,
	2019	2018	2017
Current:
US federal	$-	$-	$-
US state	(1,045)	(2,475)	(2,450)
Foreign	-	(2,479)	-
Total current tax credit (expense)	$(1,045)	$(4,954)	$(2,450)
Deferred:
Federal	$-	$-	$-
State	-	-	-
Foreign	-	-	-
Total deferred tax expense	$-	$-	$-
Total income tax credit (expense)	$(1,045)	$(4,954)	$(2,450)

Tax effects of temporary differences that give rise to significant portions of the Company’s deferred tax assets at December 31, 2019 and 2018 are presented below:

	December 31,	December 31,
	2019	2018
Deferred tax assets:
Net operating loss carry forwards (offshore)	$14,229,745	$10,124,478
Net operating loss carry forwards (US)	9,554,430	5,670,678
Accruals (offshore)	465,091	429,013
Accrued compensation (US)	180,455	128,207
Stock-based compensation (US)	4,286,546	3,665,226
Investments (US)	2,363,843	2,363,843
Credits (US)	644,580	395,112
Property and equipment	(46,186)	(19,675)
Goodwill & intangibles	754,248	827,994
Subtotal	32,432,752	23,584,876
Less: valuation allowance	(32,432,752)	(23,584,876)
Total deferred tax assets	-	-

In each period since inception, the Company has recorded a valuation allowance for the full amount of net deferred tax assets, as the realization of deferred tax assets is uncertain. As a result, the Company has not recorded any federal or state income tax benefit in the consolidated statements of operations and comprehensive income (loss).

On December 22, 2017, the U.S. President signed the tax reform bill (Tax Cut and Jobs Act (H.R.1)) and reduced the top corporate tax rate from 35% to 21% effective from January 1, 2018. Pursuant to this new Act, the non-operating loss carry-back period is eliminated and an indefinite carry-forward period is permitted. As of December 31, 2019, the Company had net operating loss carry-forwards of $36.4 million for U.S. federal purposes and $30.8 million for U.S. state purposes. These federal and state net operating loss carry-forwards will expire beginning in 2034 and 2034, respectively. Federal NOL generated from 2018 and after will not expire. At December 31, 2019 and 2018, the Company also has federal research and development tax credit carry-forwards of approximately $0.6 million and $0.3 million, respectively, and state research and development tax credit carry-forwards of approximately $0.3 million and $0.1 million, respectively. The federal tax credits begin to expire in 2025, and the state tax credits carry forward vary based on state.

 The Company’s effective tax rate differs from statutory rates of 21% for U.S. federal income tax purposes, 15% ~ 25% for Chinese income tax purpose and 16.5% for Hong Kong income tax purposes due to the effects of the valuation allowance and certain permanent differences as the Company's tax rate pertains to book-tax differences in the value of client shares received for services.

Pursuant to the Corporate Income Tax Law of the PRC, all of the Company’s PRC subsidiaries are liable to PRC Corporate Income Taxes at a rate of 25% except for CBMG Shanghai and Shanghai SBM.

According to Guoshuihan 2009 No. 203, if an entity is certified as an “advanced and new technology enterprise,” it is entitled to a preferential income tax rate of 15%. CBMG Shanghai obtained the certificate of “advanced and new technology enterprise” dated October 30, 2015 with an effective period of three years, and the provision for PRC corporate income tax for CBMG Shanghai is calculated by applying the income tax rate of 15% from 2015. CBMG Shanghai re-applied and Shanghai SBM applied for the certificate of “advanced and new technology enterprise” in 2018. Both of them received approval on November 27, 2018. On August 23, 2018, State Administration of Taxation issued a Bulletin on Enterprise Income Tax Issues Related to the Extension of Loss Carry-forward Period for Advanced and New Technology Enterprises and Small and Medium-sized Technology Enterprises (“Bulletin 45”). According to Bulletin 45, an enterprise that obtains the two types of qualification in 2018 is allowed to carry forward all its prior year losses incurred between 2013 and 2017 to up to ten years instead of five years. The same requirement applies to the enterprise obtaining the qualifications after 2018.

As of December 31, 2019, the Company had net operating loss carry-forwards of $43 million and $22 million for Chinese income tax purposes, which are set to expire in 2024 and 2029 for Chinese income tax purposes, respectively. All deferred income tax expense is offset by changes in the valuation allowance pertaining to the Company’s existing net operating loss carry-forwards due to the unpredictability of future profit streams prior to the expiration of the tax losses.

Income tax expense for the years ended December 31, 2019, 2018 and 2017 differed from the amounts computed by applying the statutory federal income tax rate of 21% / 35% to pretax income (loss) as a result of the following:

	For the Year Ended	For the Year Ended	For the Year Ended
	December 31, 2019	December 31, 2018	December 31, 2017
Effective Tax Rate Reconciliation
Income tax provision at statutory rate	21%	21%	35%
State income taxes, net of federal benefit	0%	0%	0%
Rate deduction	(7)%	(3)%	(20)%
Foreign rate differential	2%	0%	(13)%
Other permanent difference	0%	(1)%	(2)%
Change in valuation allowance	(16)%	(17)%	0%

Total tax credit (expense)	0%	0%	0%

 As of December 31, 2019, the Company had $0.6 million of total unrecognized tax benefits. The Company currently has a full valuation allowance against its net deferred tax assets which would impact the timing of the effective tax rate benefit should any of these uncertain tax positions be favorably settled in the future. If the Company is able to eventually recognize these uncertain tax positions, none of the unrecognized benefit would reduce the Company's effective tax rate due to full valuation allowance of the Company's deferred tax assets. The Company's policy is to record interest and penalties related to unrecognized tax benefits as income tax expense. During the years ended December 31, 2019, the Company had immaterial amounts related to the accrual of interest and penalties.Ú reconciliation of the beginning and ending unrecognized tax benefit amount is as follows:

December 31, 2019
(in thousands)
Beginning balance	$462
Current year addition	106
Ending balance	$568

The Company does not have any tax positions for which it is reasonably possible the total amount of gross unrecognized tax benefits will increase or decrease within 12 months of the years ended December 31, 2019.

NOTE 17 – SEGMENT INFORMATION

The Company is engaged in the development of new treatments for cancerous and degenerative diseases utilizing proprietary cell-based technologies, which have been organized as one reporting segment as they have substantially similar nature and economic characteristics. The Company’s principle operating decision maker, the Chief Executive Officer, receives and reviews the results of the operations for all major cell platforms as a whole when making decisions about allocating resources and assessing performance of the Company. In accordance with FASB ASC 280-10, the Company is not required to report the segment information.

NOTE 18 – SUBSEQUENT EVENTS

 On January 28, 2020, the Board of Directors of the Company accepted the Special Committee of the Board and its advisers’ recommendation to arrange a bridge loan (the “Bridge Loan”) of $16 million in accordance with a Bridge Loan Agreement entered into with Winsor Capital Limited on January 28, 2020. TF Capital Ranok Ltd., an affiliate of Winsor Capital Limited, is a member of the consortium that submitted a non-binding going-private proposal to the Company on November 11, 2019. The Bridge Loan Agreement is not conditioned upon the consortium bid. The Company received $7 million of the Bridge Loan on January 29, 2020.

On February 19, 2020, the Company commenced as a collaborator with Ruijin Hospital on a pilot clinical study on inhalation of mesenchymal stem cells exosomes treating severe novel coronavirus pneumonia, other collaborators in this pilot clinical study are the Shanghai Public Health Clinical Center and the Wuhan Jinyintan Hospital.

On February 20, 2020, the Company repaid $14.3 million short-term borrowings from China Merchant Bank.

On February 20, 2020, Shanghai Cellular Biopharmaceutical Group Ltd. and Novartis entered into a Quality Agreement for external manufacturing, pursuant to which both parties specified the quality assurance roles and responsibilities of Novartis AG and CBMG Shanghai with regard to the manufacture and supply of Kymriah® to Novartis in China.

On February 21, 2020, the Special Committee of the Board of Directors of the Company received a new preliminary non-binding proposal letter, dated the same day, from the Consortium led by Mr. Bizuo (Tony) Liu, certain other senior management members of the Company, Hillhouse Bio Holdings, L.P., TF Capital Ranok Ltd., Dangdai International Group Co., Limited, Mission Right Limited, Maplebrook Limited, Viktor Pan, Zheng Zhou, OPEA SRL, Wealth Map Holdings Limited and Earls Mill Limited (the “Consortium Members”), to acquire all Shares of the Company (other than those Shares held by the Consortium Members that may be rolled over in connection with the transaction proposed in the Letter) for U.S.$19.50 per Share in cash in a going-private transaction. A consortium consisting of certain but not all of the Consortium Members submitted a preliminary non-binding proposal to acquire the Company in a going-private transaction on November 11, 2019.

NOTE 19 – UNAUDITED QUARTERLY FINANCIAL INFORMATION

	Year ended December 31, 2019
	Q4	Q3	Q2	Q1	Total

Selected Income Statement Data:
Net sales and revenue	$290,655	$-	$-	$49,265	$339,920
Gross Profit	236,364	-	-	41,178	277,542
Operating loss	(12,799,189)	(16,491,596)	(12,284,487)	(9,416,912)	(50,992,184)
Net loss	(12,686,663)	(15,863,906)	(12,096,697)	(9,336,788)	(49,984,054)
Net loss per share :
Basic and diluted	(0.66)	(0.82)	(0.63)	(0.51)	(2.63)

	Year ended December 31, 2018
	Q4	Q3	Q2	Q1	Total

Selected Income Statement Data:
Net sales and revenue	$25,698	$70,431	$77,313	$50,961	$224,403
Gross Profit	4,113	32,948	22,920	28,661	88,642
Operating loss	(9,811,604)	(12,797,834)	(9,387,635)	(8,508,672)	(40,505,745)
Net loss	(8,519,229)	(12,743,764)	(9,186,076)	(8,496,423)	(38,945,492)
Net loss per share :
Basic and diluted	(0.45)	(0.72)	(0.53)	(0.51)	(2.20)