Form 10-Q
period 2020-03-31
Cellular Biomedicine Group, Inc.
filed 2020-05-06
CIK 1378624

  UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period than the registrant was required to submit such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definition of “accelerated filer,” and “large accelerated filer”, “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 4, 2020, there were 19,391,343 shares of common stock, par value $.001 per share, outstanding.

PART I – FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (Unaudited)

 CELLULAR BIOMEDICINE GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
AS OF MARCH 31, 2020 AND DECEMBER 31, 2019

	March 31,	December 31,
	2020	2019
Assets
Cash and cash equivalents	$21,597,360	$15,443,649
Restricted cash	-	17,000,000
Other receivables	253,749	750,943
Prepaid expenses	1,707,265	835,048
Total current assets	23,558,374	34,029,640

Investments	-	240,000
Property, plant and equipment, net	21,338,143	21,434,414
Right of use	19,280,349	20,106,163
Goodwill	7,678,789	7,678,789
Intangibles, net	7,035,420	7,376,940
Long-term prepaid expenses and other assets	6,997,391	6,458,354
Total assets (1)	$85,888,466	$97,324,300

Liabilities and Stockholders' Equity

Liabilities:
Short-term debt	$14,000,000	$14,334,398
Accounts payable	1,620,314	2,039,686
Accrued expenses	2,372,410	1,904,829
Taxes payable	30,420	26,245
Other current liabilities	5,509,393	5,367,708
Total current liabilities	23,532,537	23,672,866

Other non-current liabilities	17,204,688	17,933,743
Total liabilities (1)	40,737,225	41,606,609

Commitments and Contingencies (note 12)

Stockholders' equity:

Preferred stock, par value $.001, 50,000,000 shares
authorized; none issued and outstanding as of
March 31, 2020 and December 31, 2019, respectively	-	-

Common stock, par value $.001, 300,000,000 shares authorized;
20,427,185 and 20,359,889 issued; and 19,371,686 and 19,304,390 outstanding,
as of March 31, 2020 and December 31, 2019, respectively	20,427	20,360
Treasury stock at cost; 1,055,499 shares of common stock	(14,992,694)	(14,992,694)
as of March 31, 2020 and December 31, 2019, respectively
Additional paid in capital	273,535,311	272,117,518
Accumulated deficit	(211,514,040)	(199,966,543)
Accumulated other comprehensive loss	(1,897,763)	(1,460,950)
Total stockholders' equity	45,151,241	55,717,691

Total liabilities and stockholders' equity	$85,888,466	$97,324,300
_______________

(1)
The Company’s consolidated assets as of March 31, 2020 and December 31, 2019 included $47,512,515 and $54,668,966, respectively, of assets of variable interest entities, or VIEs, that can only be used to settle obligations of the VIEs. Each of the following amounts represent the balances as of March 31, 2020 and December 31, 2019, respectively. These assets include cash and cash equivalents of $6,166,998 and $13,424,425; other receivables of $230,062 and $201,532; prepaid expenses of $1,518,325 and $770,127; property, plant and equipment, net, of $20,605,081 and $20,762,271; right of use of $12,849,397 and $13,541,518; intangibles of $1,195,862 and $1,226,955; and long-term prepaid expenses and other assets of $4,946,790 and $4,742,138. The Company’s consolidated liabilities as of March 31, 2020 and December 31, 2019 included $18,229,381 and $32,865,763, respectively, of liabilities of the VIEs whose creditors have no recourse to the Company. These liabilities include short-term debt of nil and $14,334,398; accounts payable of $1,572,746 and $1,324,792; other payables of $3,933,933 and $4,090,154; payroll accrual of $1,423,447 and $1,208,491, which mainly includes bonus accrual of $1,277,861 and $1,207,560; deferred income of nil and $10,994; and other non-current liabilities of $11,299,255 and $11,896,934. See further description in Note 3, Variable Interest Entities.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CELLULAR BIOMEDICINE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

	For the Three Months Ended
	March 31,
	2020	2019
Net sales and revenue	$-	$49,265

Operating expenses:
Cost of sales	-	8,087
General and administrative	3,431,344	3,447,734
Selling and marketing	-	42,260
Research and development	7,759,358	5,968,096
Impairment of investments	240,000	-
Total operating expenses	11,430,702	9,466,177
Operating loss	(11,430,702)	(9,416,912)

Other (expense) income
Interest income, net	12,772	97,034
Other expense, net	(127,792)	(14,510)
Total other (expense) income	(115,020)	82,524
Loss before taxes	(11,545,722)	(9,334,388)

Income taxes provision	(1,775)	(2,400)

Net loss	$(11,547,497)	$(9,336,788)
Other comprehensive income:
Cumulative translation adjustment	(436,813)	396,126
Total other comprehensive income:	(436,813)	396,126

Comprehensive loss	$(11,984,310)	$(8,940,662)

Net loss per share :
Basic and diluted	$(0.60)	$(0.51)

Weighted average common shares outstanding:
Basic and diluted	19,340,982	18,152,429

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CELLULAR BIOMEDICINE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

	For the Three Months Ended
	March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,547,497)	$(9,336,788)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	1,593,078	1,329,699
Loss on disposal of assets	-	(23)
Stock based compensation expense	936,062	1,124,562
Other than temporary impairment on investments	240,000	-
Changes in operating assets and liabilities:
Accounts receivable	-	788
Other receivables	493,853	(161,074)
Prepaid expenses	(884,281)	(1,038,324)
Long-term prepaid expenses and other assets	(472,222)	(378,024)
Accounts payable	(744,090)	426,027
Accrued expenses	486,538	12,704
Other current liabilities	599,822	155,980
Taxes payable	4,175	-
Other non-current liabilities	-	(71,221)
Net cash used in operating activities	(9,294,562)	(7,935,694)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from disposal of assets	-	359
Purchases of intangibles	(51,687)	(619,165)
Purchases of property, plant and equipment	(1,582,479)	(3,545,355)
Net cash used in investing activities	(1,634,166)	(4,164,161)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from the issuance of common stock	-	16,038,504
Proceeds from exercise of stock options	481,798	109,261
Proceeds from short-term debt	14,000,000	6,131,723
Repayment of short-term debt	(14,315,898)	-
Repurchase of treasury stock	-	(1,039,028)
Net cash provided by financing activities	165,900	21,240,460

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(83,461)	84,032

INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(10,846,289)	9,224,637
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	32,443,649	52,812,880
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$21,597,360	$62,037,517

SUPPLEMENTAL CASH FLOW INFORMATION

Income tax refund	$3,200	$-

Cash paid for income taxes	$800	$2,400

Interest expense paid	$99,271	$30,506

Interest income from pledged bank deposits received, netting off withholding tax	$460,041	$-

	March 31,	March 31,
	2020	2019
Reconciliation of cash, cash equivalents and restricted cash in condensed consolidated statements of cash flows:
Restricted cash	$-	$17,000,000
Cash and cash equivalents	21,597,360	45,037,517

Cash, cash equivalents and restricted cash	$21,597,360	$62,037,517

 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CELLULAR BIOMEDICINE GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

									Accumulated Other
	Common Stock		Preferred Stock		Treasury Stock		Additional	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Paid in Capital	Deficit	Income (Loss)	Total
Balance at December 31, 2019	20,359,889	$20,360	-	$-	1,055,499	$(14,992,694)	$272,117,518	$(199,966,543)	$(1,460,950)	$55,717,691

Restricted stock grants	20,061	20	-	-	-	-	434,385	-	-	434,405
Accrual of share-based compensation costs	-	-	-	-	-	-	501,657	-	-	501,657
Exercise of stock options	47,235	47	-	-	-	-	481,751	-	-	481,798
Foreign currency translation	-	-	-	-	-	-	-	-	(436,813)	(436,813)
Net loss	-	-	-	-	-	-	-	(11,547,497)	-	(11,547,497)

Balance at March 31, 2020	20,427,185	$20,427	-	$-	1,055,499	$(14,992,694)	$273,535,311	$(211,514,040)	$(1,897,763)	$45,151,241

									Accumulated Other
	Common Stock		Preferred Stock		Treasury Stock		Additional	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Paid in Capital	Deficit	Income (Loss)	Total
Balance at December 31, 2018	19,120,781	$19,121	-	$-	(1,001,499)	$(13,953,666)	$250,604,618	$(149,982,489)	$(1,469,192)	$85,218,392

Common stock issued with public offering	1,029,412	1,029	-	-	-	-	16,037,475	-	-	16,038,504
Restricted stock grants	20,053	20	-	-	-	-	341,919	-	-	341,939
Accrual of share-based compensation costs	-	-	-	-	-	-	782,623	-	-	782,623
Exercise of stock options	12,408	13	-	-	-	-	109,248	-	-	109,261
Treasury stock purchase	-	-	-	-	(54,000)	(1,039,028)	-	-	-	(1,039,028)
Foreign currency translation	-	-	-	-	-	-	-	-	396,126	396,126
Net loss	-	-	-	-	-	-	-	(9,336,788)	-	(9,336,788)

Balance at March 31, 2019	20,182,654	$20,183	-	$-	(1,055,499)	$(14,992,694)	$267,875,883	$(159,319,277)	$(1,073,066)	$92,511,029

 Note: No dividend was declared for the three months ended March 31, 2020 and 2019.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CELLULAR BIOMEDICINE GROUP, INC.
FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF BUSINESS

As used in this quarterly report, “we”, “us”, “our”, “CBMG”, “Company” or “our company” refers to Cellular Biomedicine Group, Inc. and, unless the context otherwise requires, all of its subsidiaries and variable interest entities.

Overview

We are a clinical-stage biopharmaceutical company committed to using our proprietary cell-based technologies to develop immunotherapies for the treatment of cancer and stem cell therapies for the treatment of degenerative diseases. We view ourselves as a leader in the cell therapy industry through our diverse, multi-target, broad pipeline ranging from immuno-oncology, featuring Chimeric antigen receptor T-cell (CAR-T), T-cell receptor-engineered T-cell (TCR-T) and tumor infiltrating lymphocytes (TILs) to regenerative medicine. Our focus is to bring our potentially highly competitive products to market while also aiming to reduce manufacturing cycle time and aggregate cost as well as ensuring quality products of cell therapies. We provide comprehensive and integrated research and manufacturing services throughout the discovery, development and manufacturing spectrum for cell-based technologies. We have two major components to our global strategy. First, we intend on developing our own internal pipeline, focusing on immune cell therapy, regenerative medicine, as well as other innovative biotechnology modalities that can leverage our infrastructure, human capital and intellectual property. Second, we plan to partner with leading companies to monetize our innovative technologies in markets where we do not currently have a presence or limited resources and may also seek to bring their technologies to markets where we have infrastructure.

Our end-to-end platform enables discovery, development and manufacturing of cell-based therapies from concept to commercial manufacturing in a cost-efficient manner. The manufacturing and delivery of T-cell therapies involve complex, integrated processes, comprised of isolating T-cells from patients, T-cell enrichment, activation, viral vector transduction, expansion, harvest and fill-finish. Our in-house cell therapy manufacturing is comprised of a semi-automated, fully closed system and can manufacture high quality plasmids, and serum-free reagents as well as viral vectors for our immuno-oncology cell therapy products. Because we are vertically integrated, we are able to reduce the aggregate cost of cell therapies. We plan to build out our manufacturing capacity to scale for commercial supply at an economical cost. We hone our manufacturing process in our good manufacturing practice (GMP) facilities in China to achieve cycle time reduction, improve quality assurance and control and increase efficiency and early development to understand our therapies’ efficacy. Upon completion of our Rockville, Maryland GMP facility in late Q3, 2020 we plan to: (a) transfer protocol from our China GMP facility to the Rockville site to support our U.S. FDA clinical trials on anti-CD20/CD19 bi-specific CAR for NHL, and (b) initiate U.S. FDA clinical trials on TIL for Non-Small-Cell Lung Cancer (NSCLC). Our other objective on institutionalizing our manufacturing process is portability and ease of tech transfer to other facilities and ease of deployment in future locations.

In September 2018, we executed a License and Collaboration Agreement (hereinafter Novartis LCA) with Novartis AG (Novartis) to manufacture and supply their U.S. FDA-approved CD19 CAR-T cell therapy product Kymriah® (tisagenlecleucel) in China. Pursuant to the Novartis LCA agreement, we also granted Novartis a worldwide license to certain of our CAR-T intellectual property for the development, manufacture and commercialization of CAR-T products. We are entitled to an escalating single-digit percentage royalty of Kymriah®’s net sales in China. CBMG is responsible for the cost of bi-directional technology transfers between the two companies. We will receive collaboration payments equal to a single-digit escalating percentage of net sales of Kymriah® in China, subject to certain caps set forth under the Novartis LCA, for sales in diffuse large B-cell lymphoma and pediatric acute lymphoblastic leukemia indications and up to a maximum amount to be agreed upon for sales in other indications. We are also obligated to assist Novartis with the development of Kymriah® in China as Novartis may request and we are responsible for a certain percentage of the total development cost for the development of Kymriah® in China for indications other than diffuse large B-cell lymphoma and pediatric acute lymphoblastic leukemia indications. As of March 31, 2020, we have achieved several major milestones on the technology transfer and collaboration with Novartis on commercialization of Kymriah®, specifically: process and analytical training, feasibility, export license for feasibility/comparability and majority of our manufacturing comparability run.

On October 2, 2018, we executed a nonexclusive license agreement with the U.S. National Cancer Institute (NCI) for ten tumor infiltrating lymphocytes patents, pursuant to which we acquired rights to the worldwide development, manufacture and commercialization of autologous, tumor-reactive lymphocyte adoptive cell therapy products, isolated from tumor infiltrating lymphocytes for the treatment of non-small cell lung, stomach, esophagus, colorectal and head and neck cancer(s) in humans. We plan to use our Maryland GMP facility to launch clinical trials in the U.S. upon institutionalizing our process development.

In order to expedite fulfillment of patient treatment, we have been actively developing technologies and products with strong intellectual property protection. CBMG’s worldwide exclusive license to the T-cell patent rights owned by Augusta University provides an opportunity to expand the application of CBMG’s cancer therapy-enabling technologies and to initiate clinical trials with leading cancer hospitals. On February 14, 2019, Augusta University granted us an exclusive, worldwide license with sublicense rights to its patent rights to Human Alpha Fetoprotein-Specific T-cell Receptor modified T-cells (AFP TCR-T). We started the AFP TCR-T Investigator Initiated Trial (IIT) in October 2019 and have commenced enrolling HCC patients in China at the low dose since then.

Corporate History

Headquartered in New York, the Company is a Delaware biopharmaceutical company focused on developing treatments for cancer and orthopedic diseases for patients in China. We also plan to develop our products targeting certain solid tumor and other cancer indications in the United States. The Company started its regenerative medicine business in China in 2009 and expanded to CAR-T therapies in 2014.

NOTE 2 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”) for reporting on Form 10-Q. Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements herein. The unaudited Condensed Consolidated Financial Statements herein should be read in conjunction with the historical consolidated financial statements of the Company for the year ended December 31, 2019 included in our Annual Report on Form 10-K for the year ended December 31, 2019. Operating results for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.

Principles of Consolidation

Our unaudited condensed consolidated financial statements reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of our financial position and results of operations. Such adjustments are of a normal recurring nature, unless otherwise noted. The balance sheet as of March 31, 2020 and the results of operations for the three months ended March 31, 2020 are not necessarily indicative of the results to be expected for any future period.

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

Reclassification of Prior Period Presentation

Certain reclassifications have been made to conform the prior period date to the current presentation. These reclassifications had no material effect on the reported results.

Liquidity and Going Concern

The Company recorded accumulated deficit of $211,514,040, cash and cash equivalents and restricted cash of $21,597,360 as of March 31, 2020, compared with accumulated deficit of $199,966,543, cash and cash equivalents of $32,443,649 as of December 31, 2019. Management believes that, based on the progress of our clinical development, the Company can secure financial resources amid the COVID-19 pandemic to satisfy the Company’s current liabilities and the capital expenditure needs in the next 12 months, however, there are no guarantees that these financial resources will be secured. If these financial resources are not secured, there is substantial doubt about the ability of the Company to continue as a going concern and it may be unable to realize its assets and discharge its liabilities in the normal course of business. In order to finance our operations, management intends to rely upon external financing. This financing may be in the form of equity and or debt, private placements and/or public offerings or arrangements with private lenders. The condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Recent Accounting Pronouncements

Accounting pronouncements adopted during the three months ended March 31, 2020

In August 2018, the FASB issued Accounting Standards Update (“ASU”) No. 2018-13, “Fair Value Measurement (Topic 820)” which eliminates, adds and modifies certain disclosure requirements for fair value measurements. The modified standard eliminates the requirement to disclose changes in unrealized gains and losses included in earnings for recurring Level 3 fair value measurements and requires changes in unrealized gains and losses be included in other comprehensive income for recurring Level 3 fair value measurements of instruments. The standard also requires the disclosure of the range and weighted average used to develop significant unobservable inputs and how weighted average is calculated for recurring and nonrecurring Level 3 fair value measurements. The amendment is effective for fiscal years beginning after December 15, 2019 and interim periods within that fiscal year with early adoption permitted. The Company adopted Topic 820 on January 1, 2020. The adoption of the ASU 2018-13 did not have a material impact on the Company’s consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment” (“ASU 2017-04”) which removes Step 2 from the goodwill impairment test. An entity will apply a one-step quantitative test and record the amount of goodwill impairment as the excess of a reporting unit’s carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The new guidance does not amend the optional qualitative assessment of goodwill impairment. Public business entity that is a U.S. Securities and Exchange Commission filer should adopt the amendments in this ASU for its annual or any interim goodwill impairment test in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company adopted ASU 2017-04 on January 1, 2020. The adoption of the ASU 2017-04 did not have a material impact on the Company’s consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” (“ASU 2016-13”). Financial Instruments—Credit Losses (Topic 326) amends guideline on reporting credit losses for assets held at amortized cost basis and available-for-sale debt securities. For assets held at amortized cost basis, Topic 326 eliminates the probable initial recognition threshold in current GAAP and, instead, requires an entity to reflect its current estimate of all expected credit losses. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial assets to present the net amount expected to be collected. For available-for-sale debt securities, credit losses should be measured in a manner similar to current GAAP, however Topic 326 will require that credit losses be presented as an allowance rather than as a write-down. ASU 2016-13 affects entities holding financial assets and net investment in leases that are not accounted for at fair value through net income. The amendments affect loans, debt securities, trade receivables, net investments in leases, off balance sheet credit exposures, reinsurance receivables and any other financial assets not excluded from the scope that have the contractual right to receive cash. In October 2019, the FASB issued ASU 2019-10, Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815) and Leases (Topic 842), which defers the effective date for public filers that are considered small reporting companies as defined by the Securities and Exchange Commission to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Since the Company is a smaller reporting company, implementation is not needed until January 1, 2023. Adoption of the standard requires using a modified retrospective approach through a cumulative-effect adjustment to retained earnings as of the effective date to align existing credit loss methodology with the new standard. The Company is evaluating the impact of this standard on its consolidated financial statements, including accounting policies, processes, and systems, and expects the standard will have a minor impact on its consolidated financial statements.

Accounting pronouncements not yet effective to adopt

In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes” (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”). ASU 2019-12 will simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. For public business entities, the amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. We do not expect that the requirements of ASU 2019-12 will have a material impact on our consolidated financial statements.

NOTE 3 – VARIABLE INTEREST ENTITIES

VIEs are those entities in which a company, through contractual arrangements, bears the risk of, and enjoys the rewards normally associated with ownership of the entity, and therefore the Company is the primary beneficiary of the entity. Cellular Biomedicine Group Ltd (Shanghai) (“CBMG Shanghai”) and its subsidiaries are variable interest entities (VIEs) through which the Company conducts stem cell and immune therapy research and clinical trials in China. The registered shareholders of CBMG Shanghai are Lu Junfeng and Chen Mingzhe, who together own 100% of the equity interests in CBMG Shanghai. The initial capitalization and operating expenses of CBMG Shanghai are funded by our wholly foreign-owned enterprise (“WFOE”), Cellular Biomedicine Group Ltd. (Wuxi) (“CBMG Wuxi”). The registered capital of CBMG Shanghai is 10 million RMB and was incorporated on October 19, 2011. Beijing Agreen Biotechnology Co., Ltd. (“AG”) was 100% acquired by CBMG Shanghai in September 2014. The registered capital of AG is 5 million RMB and was incorporated on April 27, 2011. In 2017, CBMG Shanghai established two subsidiaries in Wuxi and Shanghai. Wuxi Cellular Biopharmaceutical Group Ltd. was established on January 17, 2017 with registered capital of 20 million RMB and wholly owned by CBMG Shanghai. Shanghai Cellular Biopharmaceutical Group Ltd. (“SH SBM”) was established on January 18, 2017 with registered capital of 100 million RMB and wholly owned by CBMG Shanghai. For the period ended March 31, 2020 and 2019, nil and 32% of the Company revenue is derived from VIEs respectively.

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

The Company has aggregated the financial information of CBMG Shanghai and its subsidiaries in the table below. The aggregate carrying value of assets and liabilities of CBMG Shanghai and its subsidiaries (after elimination of intercompany transactions and balances) in the Company’s condensed consolidated balance sheets as of March 31, 2020 and December 31, 2019 are as follows:

	March 31,	December 31,
	2020	2019
Assets
Cash	$6,166,998	$13,424,425
Other receivables	230,062	201,532
Prepaid expenses	1,518,325	770,127
Total current assets	7,915,385	14,396,084

Property, plant and equipment, net	20,605,081	20,762,271
Right of use	12,849,397	13,541,518
Intangibles	1,195,862	1,226,955
Long-term prepaid expenses and other assets	4,946,790	4,742,138
Total assets	$47,512,515	$54,668,966

Liabilities
Short-term debt	$-	$14,334,398
Accounts payable	1,572,746	1,324,792
Other payables	3,933,933	4,090,154
Accrued payroll *	1,423,447	1,208,491
Deferred income	-	10,994
Total current liabilities	$6,930,126	$20,968,829

Other non-current liabilities	11,299,255	11,896,934
Total liabilities	$18,229,381	$32,865,763

* Accrued payroll mainly includes bonus accrual of $1,277,861 and $1,207,560 as of March 31, 2020 and December 31, 2019, respectively.

NOTE 4 – RESTRICTED CASH AND SHORT-TERM DEBT

On January 19, 2019, SH SBM, a wholly owned subsidiary of CBMG Shanghai, entered into a credit agreement (the “Credit Agreement”) with China Merchants Bank, Shanghai Branch (the “Merchants Bank”). Pursuant to the Credit Agreement, the Merchants Bank agreed to extend credit of up to 100 million RMB (approximately $14.5 million) to SH SBM via revolving and/or one-time credit lines. The credit period under the Credit Agreement ran until December 30, 2019. As of December 31, 2019, all $14.3 million had been drawn down under the Credit Agreement. The Company subsequently repaid all the bank borrowings in February 2020.

Convertible Debt

 On January 28, 2020, the Board of Directors of the Company accepted the Special Committee of the Board and its advisers’ recommendation to arrange a bridge loan (the “Bridge Loan”) of sixteen million dollars ($16,000,000) in accordance with a Bridge Loan Agreement entered into with Winsor Capital Limited on January 28, 2020. TF Capital Ranok Ltd., an affiliate of Winsor Capital Limited, is a member of the consortium that submitted a non-binding going-private proposal to the Company on November 11, 2019, and remained as a member of the consortium in the schedule 13D/A filed on April 1, 2020. The Bridge Loan Agreement is not conditioned upon the consortium bid. The Bridge Loan was funded in three tranches. The Company received with the first two tranches of $7 million each in January and March, 2020, respectively, and received the last tranche of $2 million on April 2, 2020. The Company will repay all unpaid principal amount together with the unpaid and accrued interest payable for the first tranche on the earliest of (i) the date falling nine months from the date of a convertible promissory note (the “Note”) issued pursuant to the terms of the Bridge Loan Agreement, or (ii) the occurrence of an Event of Default (as described in Section 6 of the Note) by converting and issuing to the account holder all (but not part) of the outstanding amount into the common stock of the Company at a conversion price equal to the lower of (A) $19.50 per share and (B) an amount representing a 15% discount to the volume weighted average price over the preceding 30 trading days prior to and including the Maturity Date (as defined in the Note). If a consortium of investors acquires 100% of the shares of the Company or takes the Company private by way of merger or otherwise (the “Acquisition”), at the election of Winsor Capital Limited, all unpaid principal amount together with the unpaid and accrued interest payable under all tranches of the outstanding Bridge Loan may be converted into the common stock of the Company at a conversion price equal to the price per share payable in the Acquisition and issued to Winsor Capital Limited and Section 3 (Repayment) of the Note shall not apply. Related interest payables of $104,712 was recorded in other current liabilities as of March 31, 2020.

The Company follows ASC 480-10, Distinguishing Liabilities from Equity (“ASC 480-10”) in its evaluation of the accounting for a hybrid instrument. A financial instrument that embodies an unconditional obligation, or a financial instrument other than an outstanding share that embodies a conditional obligation, that the issuer must or may settle by issuing a variable number of its equity shares shall be classified as a liability (or an asset in some circumstances) if, at inception, the monetary value of the obligation is based solely or predominantly on any one of the following: (a) a fixed monetary amount known at inception. (b) variations in something other than the fair value of the issuer’s equity shares. or (c) variations inversely related to changes in the fair value of the issuer’s equity shares.

The general measurement guidance in ASC 480 requires obligations that can be settled in shares with a fixed monetary value at settlement to be carried at fair value unless other accounting guidance specifies another measurement attribute. The Company has determined that ASC 835-30 is the appropriate accounting guidance for the share-settled debt using the effective interest method over the term of the note.

Notwithstanding the fact that the above instruments can be settled in shares, FASB concluded that equity classification is not appropriate because instruments with those characteristics do not expose the counterparty to risks and rewards similar to those of an owner and, therefore do not create a shareholder relationship. The Company is instead using its shares as the currency to settle its obligation.

The details of the short-term debt as of March 31, 2020 and December 31, 2019 are as follows:

				As of March 31, 2020	As of December 31, 2019
Lender	Inception date	Maturity date	Interest rate	USD	USD
Merchants Bank	January 21, 2019 ~ January 31, 2019	January 21, 2020 ~ January 31, 2020	4.785%	-	3,496,361
Merchants Bank	February 22, 2019 ~ June 24, 2019	February 22, 2020 ~ June 24, 2020	4.35%	-	10,838,037
Winsor Capital Limited	January 29, 2020 ~ March 2, 2020	the earliest of (i) the date falling nine months from the inception date, or (ii) the occurrence of an event of default as defined in the loan agreement by converting and issuing to the account holder all (but not part) of the outstanding amount into the common stock of the Company.	6%	14,000,000	-

				14,000,000	14,334,398

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT

As of March 31, 2020 and December 31, 2019, property, plant and equipment, carried at cost, consisted of the following:

	March 31, 2020	December 31, 2019
Office equipment	$161,265	$160,315
Manufacturing equipment	15,764,293	14,963,621
Computer equipment	669,875	576,499
Leasehold improvements	15,492,900	15,516,570
Construction work in process	281,406	196,240
	32,369,739	31,413,245
Less: accumulated depreciation	(11,031,596)	(9,978,831)
	$21,338,143	$21,434,414

 For the three months ended March 31, 2020 and 2019, depreciation expense was $1,218,594 and $971,856, respectively.

NOTE 6 – INVESTMENTS

The Company’s investments represent the investment in equity securities listed in Over-The-Counter (“OTC”) markets of the United States of America:

March 31, 2020	Cost	Gross Unrealized Gains/(losses)	Gross Unrealized Losses more than 12 months	Gross Unrealized Losses less than 12 months	Market or Fair Value
Equity position in Arem Pacific Corporation	$480,000	$-	$(240,000)	$(240,000)	$-

December 31, 2019	Cost	Gross Unrealized Gains/(losses)	Gross Unrealized Losses more than 12 months	Gross Unrealized Losses less than 12 months	Market or Fair Value
Equity position in Arem Pacific Corporation	$480,000	$-	$(240,000)	$-	$240,000

There were no sales of investments for the three months period ended March 31, 2020 and 2019.

There were no unrealized holding gains or losses for the investments that were recognized in other comprehensive income for the three months ended March 31, 2020 and 2019.

The Company tracks each investment with an unrealized loss and evaluates them on an individual basis for other-than-temporary impairments, including obtaining corroborating opinions from third-party sources, performing trend analyses and reviewing management’s future plans. When investments have declines determined by management to be other-than-temporary, the Company recognizes write downs through earnings. Other-than-temporary impairment of investments for the three month period ended March 31, 2020 and 2019 was $240,000 and nil, respectively. In March 2020, the Company contacted certain brokers to handle our Arem Pacific Corporation (“ARPC”) restricted legend removal from the stock certificates to convert to free-trade shares. Because of ARPC’s non-filing status and illiquid nature of the stock, the brokers’ compliance department summarily rejected our request. Considering the serious doubt over the liquidity of the ARPC stock, full impairment was made over ARPC stock in first quarter 2020.

NOTE 7 – FAIR VALUE ACCOUNTING

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

The carrying value of financial items of the Company including cash and cash equivalents, accounts receivable, other receivables, accounts payable and accrued liabilities, approximate their fair values due to their short-term nature and are classified within Level 1 of the fair value hierarchy. As of March 31, 2020, the carrying value of the Company’s Bridge Loan approximates fair value as the borrowing bears interest rates that are similar to existing market rates.

The Company’s investments are classified within Level 2 of the fair value hierarchy because of the insufficient volatility of the three stocks traded in OTC market. The Company did not have any Level 3 financial instruments as of March 31, 2020 and December 31, 2019.

Assets measured at fair value within Level 2 on a recurring basis as of March 31, 2020 and December 31, 2019 are summarized as follows:

As of December 31, 2019
Fair Value Measurements at Reporting Date Using:
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Equity position in ARPC	$240,000	$-	$240,000	$-

No shares were acquired in the three months ended March 31, 2020 and 2019.

As of March 31, 2020 and December 31, 2019, the Company holds 8,000,000 shares in Arem Pacific Corporation, 2,942,350 shares in Alpha Lujo, Inc. (“ALEV”) and 2,057,131 shares in Wonder International Education and Investment Group Corporation (“Wonder”), respectively.  Full impairment has been provided for shares of ALEV, Wonder and ARPC as of March 31, 2020. All available-for-sale investments held by the Company at December 31, 2019 have been valued based on level 2 inputs due to the limited trading of these companies.

NOTE 8 – INTANGIBLE ASSETS

Most of our intellectual properties are developed internally. Because we do not capitalize our research and development expenses related to our home-grown intellectual properties, as of March 31, 2020, the intellectual properties acquired from the Agreen acquisition still account for the majority of the net book value of our intangible assets. We continue to apply the acquired Agreen intellectual properties in our immuno-oncology research and development activities. As such, there is no impairment on the continued use of the acquired Agreen intellectual properties.

As of March 31, 2020 and December 31, 2019, intangible assets, net consisted of the following:

Patents & knowhow & license

	March 31, 2020	December 31, 2019
Cost basis	$15,236,962	$15,265,211
Less: accumulated amortization	(8,648,997)	(8,317,085)

	$6,587,965	$6,948,126

Software

	March 31, 2020	December 31, 2019
Cost basis	$657,359	$612,679
Less: accumulated amortization	(209,904)	(183,865)
	$447,455	$428,814

Total intangibles, net	$7,035,420	$7,376,940

All software is provided by a third-party vendor, is not internally developed and has an estimated useful life of five years. Patents, knowhow and license are amortized using an estimated useful life of five to ten years.  Amortization expense for the three months ended March 31, 2020 and 2019 was $374,484 and $357,843, respectively.

Estimated amortization expense for each of the ensuing years are as follows for the twelve months ending March 31:

Twelve months ending March 31,	Amount
2021	$1,495,984
2022	1,489,134
2023	1,480,299
2024	1,459,204
2025 and thereafter	1,110,799
$7,035,420

NOTE 9 – LEASES

The Company leases facilities and equipment under non-cancellable operating lease agreements. These facilities and equipment are located in the United States, Hong Kong and China. The Company recognizes rental expense on a straight-line basis over the life of the lease period.

The Company recognized an operating liability with a corresponding ROU asset of the same amounts based on the present value of the minimum rental payments of such leases. Related liabilities were recorded in other current liabilities and other non-current liabilities. We applied the short-term lease practical expedient to all leases of one year or less.

Quantitative information regarding the Company’s leases is as follows:

	For the Three Months Ended
	March 31,
	2020	2019
Lease cost
Operating lease cost	888,787	707,180
Short-term lease cost	61,780	55,510
Total lease cost	950,567	762,690

Supplemental cash flow information related to leases was as follows:

	For the Three Months Ended
	March 31,
	2020	2019
Cash paid for the amounts included in the measurement of lease liabilities for operating leases:
Operating cashflows	1,228,316	1,268,993

Supplemental balance sheet information related to leases was as follows:

	March 31, 2020	December 31, 2019
Operating lease right-of-use assets	19,280,349	20,106,163
Other current liabilities	2,404,520	2,506,413
Other non-current liabilities	16,875,829	17,599,750

Weighted Average Remaining Lease Term (in years): Operating leases	7.7	7.9

Weighted Average Discount Rate: Operating leases	5%	5%

As of March 31, 2020, the Company has the following future minimum lease payments due under the foregoing lease agreements:

Years ending March 31,	Amount
2021	$3,464,776
2022	3,129,891
2023	3,210,172
2024	3,143,939
2025 and thereafter	11,051,249

$24,000,027

NOTE 10 – RELATED PARTY TRANSACTIONS

The Company may advance petty cash to officers for business travel purpose.  As of March 31, 2020 and December 31, 2019, other receivables due from officers for business travel purpose was nil.

NOTE 11 – EQUITY

ASC Topic 505 Equity paragraph 505-50-30-6 establishes that share-based payment transactions with nonemployees shall be measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.

During the three months ended March 31, 2020 and 2019, the Company expensed $501,657 and $782,623 associate with unvested options awards, $434,405 and $341,939 associated with restricted common stock, respectively.

During the three months ended March 31, 2020 and 2019, options for 47,235 and 12,408 underlying shares were exercised, 47,235 and 12,408 shares of the Company’s common stock were issued, respectively.

During the three months ended March 31, 2020 and 2019, 20,061 and 20,053 shares of the Company's restricted common stock were issued to directors, employees and advisors respectively.

On February 21, 2020, the Special Committee of the Board of Directors of the Company received a new preliminary non-binding proposal letter, dated the same day, from a consortium led by Mr. Tony (Bizuo) Liu, certain other senior management members of the Company, Hillhouse Bio Holdings, L.P., TF Capital Ranok Ltd., Dangdai International Group Co., Limited, Mission Right Limited, Maplebrook Limited, Viktor Pan, Zheng Zhou, OPEA SRL, Wealth Map Holdings Limited and Earls Mill Limited (the “Consortium Members”), to acquire all Shares of the Company (other than those Shares held by the Consortium Members that may be rolled over in connection with the transaction proposed in the Letter) for $19.50 per Share in cash in a going-private transaction. As of March 31, 2020, the Special Committee of the Board, with the assistance of its advisors, has not made a decision on the proposal.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Capital commitments

As of March 31, 2020, the capital commitments of the Company are summarized as follows:

March 31, 2020
Contracts for acquisition of plant and equipment being or to be executed	$727,979
To be excecuted approved budget for US GMP facilities construction	3,744,408
$4,472,387

NOTE 13 – STOCK BASED COMPENSATION

Our stock-based compensation arrangements include grants of stock options and restricted stock awards under the Stock Option Plan (consisting of the 2009 Plan, 2011 Plan, 2013 Plan, 2014 Plan and the 2019 Plan) and certain awards granted outside of these plans. The compensation cost that has been charged against income related to stock options for the three months ended March 31, 2020 and 2019 was $501,657 and $782,623, respectively. The compensation cost that has been charged against income related to restricted stock awards for the three months ended March 31, 2020 and 2019 was $434,405 and $341,939, respectively.

As of March 31, 2020, there was $1,644,172 all unrecognized compensation cost related to an aggregate of 213,814 of non-vested stock option awards and $2,586,983 related to an aggregate of 212,823 of non-vested restricted stock awards.  These costs are expected to be recognized over a weighted-average period of 0.9 years for the stock options awards and 1.2 years for the restricted stock awards.

During the three months ended March 31, 2020 and 2019, no options of the Company’s common stock were issued under the Stock Option Plan.

The following table summarizes stock option activity as of March 31, 2020 and December 31, 2019 and for the three months ended March 31, 2020:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2019	1,788,888	$12.37	5.4	$9,394,219
Grants	-
Forfeitures	(46,160)
Exercises	(47,235)
Outstanding at March 31, 2020	1,695,493	$12.30	5.2	$8,497,235

Vested and exercisable at March 31, 2020	1,481,679	$11.83	4.7	$8,172,473

Exercise	Number of Options
Price	Outstanding	Exercisable
$3.00 - 4.95	185,547	185,547
$5.00 - 9.19	416,304	409,824
$9.20 - 15.00	487,501	407,828
$15.01 - 20.00	464,141	346,680
$20.10+	142,000	131,800
	1,695,493	1,481,679

The aggregate intrinsic value for stock options outstanding is defined as the positive difference between the fair market value of our common stock and the exercise price of the stock options.

Cash received from option exercises under all share-based payment arrangements for the three months ended March 31, 2020 and 2019 was $481,798 and $109,261.

NOTE 14 – NET LOSS PER SHARE

Basic and diluted net loss per common share is computed on the basis of our weighted average number of common shares outstanding, as determined by using the calculations outlined below:

	For the Three Months Ended
	March 31,
	2020	2019
Net loss	$(11,547,497)	$(9,336,788)

Weighted average shares of common stock	19,340,982	18,152,429
Dilutive effect of stock options	-	-
Restricted stock vested not issued	-	-
Common stock and common stock equivalents	19,340,982	18,152,429

Net loss per basic and diluted share	$(0.60)	$(0.51)

For the three months ended March 31, 2020 and 2019, the effect of conversion and exercise of the Company’s outstanding options are excluded from the calculations of dilutive net loss per share as their effects would have been anti-dilutive since the Company had generated losses for the three months ended March 31, 2020 and 2019.

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

The Company considers all available evidence to determine whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become realizable. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carry-forward periods), and projected taxable income in assessing the realizability of deferred tax assets. In making such judgments, significant weight is given to evidence that can be objectively verified. Based on all available evidence, in particular our three-year historical cumulative losses, recent operating losses and U.S. pre-tax loss for the three months ended March 31, 2020, we recorded a valuation allowance against our U.S. and China net deferred tax assets.

In each period since its inception, the Company has recorded a valuation allowance for the full amount of net deferred tax assets, as the realization of deferred tax assets is uncertain. As a result, the Company has not recorded any federal or state income tax benefit in the consolidated statements of operations and comprehensive income (loss).

Pursuant to the December 2017 Tax Cut and Jobs Act (H.R.1) (the “TCJA”), major changes were made to the Internal Revenue Code of 1986, as amended, including modification to the net operating loss (“NOL”). The TCJA limits the NOL deduction to 80% of taxable income (before the deduction). It also generally eliminates NOL carrybacks for individuals and non-REIT corporations, but allows indefinite NOL carryforwards. The new NOL rules apply to losses arising in taxable years beginning in 2018. As of March 31, 2020, the Company had net operating loss carry-forwards of $39 million for U.S. federal income tax purposes and $17.4 million for U.S. state income tax purposes.

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

As of March 31, 2020, all of the deferred income tax expense is offset by changes in the valuation allowance pertaining to the Company’s existing net operating loss carryforwards due to the unpredictability of future profit streams prior to the expiration of the tax losses.

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

NOTE 17 – SUBSEQUENT EVENTS

On April 2, 2020, the Company received $2 million from the third tranche of the Bridge Loan.

On April 13, 2020, our Gaithersburg, Maryland site successfully imported our Shanghai, China produced GMP grade lentiviral vector and plasmid material designated for in vitro research and development in the U.S.

On April 18, 2020, the Company retained a U.S. based contract research organization to assist with its preparation of the U.S. pre-FDA TYPE-C meetings, Investigational New Drug (IND) gap analysis, PRE-IND and IND application for C-CAR039 anti-CD20/CD19 bi-specific CAR for Non-Hodgkin Lymphoma (NHL), and Tumor Infiltrating Lymphocyte therapy (our TIL051) for Non-Small-Cell Lung Cancer.

On April 30, 2020, our wholly-owned subsidiary CBMG Wuxi received approval from Nanjing Bank for a one-year line of credit of up to CNY 30 million (approximately $4.2 million). Use of proceeds from the credit line is limited to working capital for research and development activities. This line of credit carries an interest rate of not less than Loan Prime Rate (LPR) +0.5%. LPR is the benchmark for pricing existing floating-rate loans set by People’s Bank of China. As of April 30, 2020, the LPR for a one-year loan is 3.85%. This facility is only in effect while the Company remains as a publicly traded entity. We have not drawn on this line of credit.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management’s discussion and analysis summarizing the significant factors affecting our results of operations, financial condition and liquidity position for the three months ended March 31, 2020 and 2019, and should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this filing.

This report contains forward-looking statements. Generally, the words “believes,” “anticipates,” “may,” “will,” “should,” “could,” “expect,” “plans,” “intend,” “estimate,” “projects,” “presidents,” “potential,” “continue” and similar expressions or the negative thereof or comparable terminology are intended to identify forward-looking statements. These statements reflect our current views with respect to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Given these uncertainties, you should not place undue reliance on these forward-looking statements.

A variety of factors, some of which are outside our control, may cause our operating results to fluctuate significantly. They include:

●
the severity, magnitude, and duration of the COVID-19 pandemic, including impacts of the pandemic and of responses to the pandemic by governments, business and individuals on our operations;

●
our ability to timely complete and equip our Rockville, Maryland GMP facility amid the COVID-19 pandemic;

●
our ability to deal with the COVID-19 related travel challenges in connection with the technical transfer of our institutionalized process from our Shanghai, China facility to the new Rockville site to support clinical trial in the U.S.;

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

●
our plans to continue to develop our manufacturing facilities; and

●
the additional risks, uncertainties and other factors described under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019.

We discuss many of these risks in greater detail under the heading “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the Securities and Exchange Commission on February 28, 2020.

Unless required by law, we undertake no obligation to update or revise any forward-looking statements to reflect new information or future events or developments. Thus, you should not assume that our silence over time means that actual events are bearing out as expressed or implied in such forward-looking statements.

For additional information, see Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview” of our 2019 Annual Report on Form 10-K.

OVERVIEW

The “Company”, “CBMG”, “we”, “us”, “our” and similar terms refer to Cellular Biomedicine Group, Inc. (a Delaware corporation) as a combined entity including each of its subsidiaries and controlled companies, unless the context otherwise requires.

Impact of COVID-19

The COVID-19 pandemic has created new challenges for CBMG, the broader biotech community, and society as a whole. We are prioritizing the safety and well-being of our employees and have implemented work-from-home policies for our U.S.- and China-based employees. In China, employees must obtain advance permission and are only permitted onsite as needed, and must adhere to the Company’s COVID-19 prophylactic process and procedures. In compliance with local rules and ordinances, our U.S. employees continue to work remotely from home. Because of our long tradition of collaborating with various stakeholders from different locations across different time zones, we have not experienced major setbacks in our operations as a result of the work-from-home policies. Commensurate to impacts throughout the biopharma industry, we have observed some broad-based COVID-19 supply chain related issues and are continuing to mitigate its impact to our operations by implementing concrete measures to prioritize the safety and physical wellbeing of our employees. Amid the COVID-19 pandemic we are working with our clinical studies partners in China to mitigate risk to patients participating in our studies while taking into account regulatory, institutional, and government guidance and policies. Because of factors such as redirected health-care resources from partnering hospitals, travel restrictions, and patients’ unwillingness to go to the hospital during the outbreak we have observed delay to our clinical studies in China. China has recently eased some of the aforementioned restrictions and we have seen a corresponding return to normalcy in our IIT patient enrollment. We estimate that the COVID-19 pandemic has delayed our clinical studies schedule by approximately one quarter. However, the actual delay cannot be predicted and may vary by clinical study and by program depending on a variety of currently unknown factors.

The Company remains committed to maintaining its development plans but acknowledges the potential impact on clinical studies amid the rapidly evolving pandemic environment.

Recent Developments

●
On January 28, 2020, the Board of Directors of the Company accepted the Special Committee of the Board and its advisers’ recommendation to arrange a bridge loan (the “Bridge Loan”) of sixteen million dollars ($16,000,000) in accordance with a Bridge Loan Agreement entered into with Winsor Capital Limited on January 28, 2020. TF Capital Ranok Ltd., an affiliate of Winsor Capital Limited, is a member of the consortium that submitted a non-binding going-private proposal to the Company on November 11, 2019. The Bridge Loan Agreement is not conditioned upon the consortium bid.

●
On February 19, 2020, the Company commenced its collaboration with Ruijin Hospital on a pilot clinical study on inhalation of our mesenchymal stem cells exosomes treating severe novel coronavirus pneumonia. Other collaborators in this pilot clinical study include the Shanghai Public Health Clinical Center and the Wuhan Jinyintan Hospital. Patient recruitment has slowed down amid the tapering off of the COVID-19 outbreak in China.

●
On February 20, 2020, the Company repaid the $14.3 million short-term borrowings from China Merchant Bank.

●
On February 20, 2020, Shanghai Cellular Biopharmaceutical Group Ltd. and Novartis entered into a Quality Agreement for external manufacturing, pursuant to which both parties specified the quality assurance roles and responsibilities of Novartis AG and CBMG Shanghai with regard to the manufacture and supply of Kymriah® to Novartis in China.

●
On February 21, 2020, the Special Committee of the Board of Directors of the Company received a new preliminary non-binding proposal letter, dated the same day, from a consortium led by Mr. Tony (Bizuo) Liu, the Chief Executive Officer of the Company, certain other senior management members of the Company, Hillhouse Bio Holdings, L.P., TF Capital Ranok Ltd., Dangdai International Group Co., Limited and Mission Right Limited, Maplebrook Limited, Viktor Pan, Zheng Zhou, OPEA SRL, Wealth Map Holdings Limited and Earls Mill Limited to acquire all outstanding shares of common stock of the Company (other than those shares held by members of the consortium that may be rolled over in connection with the transaction proposed in the letter) for $19.50 per share in cash in a going private transaction. A consortium consisting of certain but not all of the above consortium members submitted a preliminary non-binding proposal to acquire the Company in a going private transaction on November 11, 2019. The Special Committee, with the assistance of its advisors, has been considering the proposal letter but has not made a decision on the proposal.

●
On March 31, 2020, the National Medical Products Administration of China (NMPA) accepted our drug application for clinical trials in China for the anti-BCMA CAR-T (C-CAR088) for relapsed or refractory multiple myeloma (C-CAR088). As of April 13, 2020 we have enrolled 20 patients for the study from four hospitals. 19 patients have been infused with C-CAR088 and 17 patients have evaluable data for clinical efficacy. Only one grade 3 cytokine release syndrome (CRS) has been observed. The early favorable clinical outcome warrants continued development of C-CAR088.

●
On March 31, 2020, encouraged by three of the four infused patients’ evaluable data for clinical efficacy in our IIT anti-CD20/CD19 bi-specific CAR-T for NHL, which is enabled by our bespoken fast-cycle, economical manufacturing process, the Company decided to explore feasibility of clinical trials in the U.S. market. The targeted NHL indications are comprised of diffuse large B-cell lymphoma (DLBCL), chronic lymphocytic leukemia (CLL) and follicle center lymphoma (FCL).

In the next 12 months, we aim to accomplish the following, though there can be no assurances that we will be able to accomplish any of these goals:

●
Bifurcate our markets and launch clinical studies in the U.S. upon establishing good Point of Care (POC) from the clinical studies in China and transfer the clinical assets from Shanghai to the U.S., including our quick cycle-time, highly differentiated, proprietary manufacturing process comprised of short cycle-time, semi-automation and closed system;

●
Meet with the U.S. FDA on pre-IND filing and prepare our IND package for C-CAR039 (anti-CD20/CD19 bi-specific CAR-T) for NHL;

●
Meet with the U.S. FDA on pre-IND filing and prepare our IND package for TIL051 for NSCLC;

●
 Prepare and submit our IND for C-CAR039 (anti-CD20/CD19 bi-specific CAR-T) for NHL with the U.S. FDA;

●
Advance our Rockville site’s research and development and manufacturing to support our clinical development in the U.S.;

●
Explore the need to bring our proprietary virus manufacturing process from Shanghai to our Rockville site to enable U.S. clinical trials;

●
Collaborate with Duke University on TIL process development to improve cycle time and institutionalized scalability;

●
Explore the feasibility of establishing a new R&D and clinical manufacturing site in China to adapt to our rapid business expansion and explore the addition of Contract Development, and Manufacturing Organization (CDMO) business to support certain specific market-oriented business strategies;

●
Evaluate our strategy to further increase our enterprise value, and expand our capital market strategy;

●
Pursue additional short-term funding to shore up our balance sheet to weather the COVID-19 pandemic;

●
Execute the technology transfer and align the manufacturing processes with the global CAR-T leader to support the development of the world’s first CAR-T therapy in China;

●
Explore and introduce a gene therapy technology platform, product development and manufacturing for our current business to create synergy with our cell therapy pipelines;

●
Invest more into R&D resources and enrich our intellectual property portfolio globally;

●
Evaluate and implement a digital data tracking and storage technology system for research and development, material management, GMP production and integrated clinical data management;

●
Follow up on the pilot clinical study on inhalation of our mesenchymal stem cells exosomes treating severe novel coronavirus pneumonia;

●
Evaluate the feasibility of using our mesenchymal stem cells exosomes to treat atypical pneumonia;

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

●
Continue to field inbound inquiries and to explore opportunities to monetize our clinical assets;

●
Collaborate with multinational pharmaceutical companies to co-develop cell therapy products in China and in the U.S. by leveraging our existing leading clinical assets or researching on new targets; and

●
Continue to implement International Organization for Standardization (ISO) 27001 standard to fortify our information assets security.

Our operating expenses for the three months ended March 31, 2020 were in line with management’s plans and expectations. We had an increase in total operating expenses of approximately $2 million for the three-month period ended March 31, 2020, as compared to the same period ended March 31, 2019, which was primarily attributable to increased R&D expenses in 2020.

Corporate History

Please refer to Note 1 of the unaudited condensed consolidated financial statements for the corporate history.

BIOPHARMACEUTICAL BUSINESS

Our biopharmaceutical business was founded in 2009 by a team of seasoned Chinese-American executives, scientists and doctors. In 2010, we established a facility designed and built to comply with China’s GMP standards in Wuxi, China, and in 2012, we established a U.S. FDA compliant manufacturing facility in Shanghai. In November 2017, we opened our Zhangjiang facility in Shanghai, of which 40,000 square feet, or 35% of the total facility, was designed and built to GMP standards and dedicated to advanced cell manufacturing. We are expanding our U.S. presence with a new 22,477 square foot Rockville, Maryland facility scheduled to be completed in the latter part of 2020. The Rockville site is designed to house approximately 4,500 square feet of GMP manufacturing facility to support early stage U.S. clinical trials. Our focus has been to serve the rapidly growing health care market initially in China by marketing and commercializing immune cell and stem cell therapeutics, related tools and products from our patent-protected homegrown and acquired cell technology, as well as by utilizing in-licensed and other acquired intellectual properties before shifting our attention to serve the mature and highly competitive health care market in the U.S. We continue to explore new products and gene therapies that may require the investment of a material amount of assets.

Our current treatment focal points are cancer and Knee Osteoarthritis (KOA).

Cancer. We are focusing our clinical development efforts on assets such as C-CAR088, C-CAR039, TIL051, AFT-TCRT in China and/or U.S. As discussed above in Item 1 – Business, under the subheading “Overview,” we entered into the Novartis LCA in September of 2018. With the execution of the Novartis LCA, we have prioritized our efforts on working with Novartis to bring Kymriah® to patients in China as soon as practicable. In light of our collaboration with Novartis, we will no longer pursue our own acute lymphoblastic leukemia (ALL) and diffuse large B-cell lymphoma (DLBCL) biologics license application submission with the NMPA. We plan to continue to leverage our cutting-edge Chemistry, Manufacturing and Control (CMC) platform, as well as our Quality Management System and our strong scientific expertise in the U.S and in China, to collaborate with multinational pharmaceutical companies to co-develop cell therapies in China.

KOA. In 2013, we completed a Phase-I/IIa clinical study, in China, for our KOA therapy named ReJoin®. The trial tested the safety and efficacy of intra-articular injections of autologous human adipose-derived mesenchymal progenitor cells (haMPCs) in order to reduce inflammation and repair damaged joint cartilage. Since 2013, we have continued clinical studies on ReJoin® and our trial data has demonstrated positive results on the performance of ReJoin®. Our ReJoin® haMPC therapy for KOA is an interventional therapy using our proprietary process, culture and medium.

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

In January 2016, we launched the Allogeneic KOA Phase-I Trial in China to evaluate the safety and efficacy of AlloJoin®, an off-the-shelf haMPC therapy for the treatment of KOA. On August 5, 2016, we completed patient treatment for the Allogeneic KOA Phase-I trial, and on December 9, 2016, we announced interim three-month safety data from the Allogenic KOA Phase-I Trial in China. The interim analysis of the trial has demonstrated a preliminary safety and tolerability profile of AlloJoin® in the three doses tested, and no serious adverse events (SAE) have been observed. On March 16, 2018, we announced a positive 48-week AlloJoin® Phase-I data in China, which demonstrated good safety and early efficacy for the slowing of cartilage deterioration. China finalized its cell therapy regulatory pathway in December 2017. Our AlloJoin® IND application to conduct a Phase-II clinical trial with the NMPA was been approved in January 2019 and we launched our Phase-II AlloJoin® clinical trial on September 12, 2019. On September 27, 2019, we received the ReJoin® therapy application acceptance for Phase-II clinical trials by the NMPA.

We established adult adipose-derived progenitor cell and immuno-oncology cellular therapy platforms in treating specific medical conditions and diseases. Our QMS have been assessed and certified to meet the requirements of ISO 9001: 2015, and a quality manual based on GMP guidelines has been finalized. The facilities, utilities and equipment in both Zhangjiang and Wuxi Sites have been calibrated and/or qualified and in compliance with requirements of local health authorities. We installed an Enterprise Quality Management System (EQMS) in April 2019 to facilitate the quality activities. A document management system and Laboratory Information Management System (LIMS) will be installed and qualified in early 2020.

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

Recent Developments in Adoptive Immune Cell Therapy (ACT)

The immune system plays an essential role in cancer development and growth. In the past decade, immune checkpoint blockade has demonstrated a major breakthrough in cancer treatment and has currently been approved for the treatment of multiple tumor types. ACT with TIL or gene-modified T-cells expressing novel T-cell receptors (TCR) or chimeric antigen receptors (CAR) is another strategy to modify the immune system to recognize tumor cells and thus carry out an anti-tumor effector function.

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

Chimeric antigen receptor T-cells (CAR-Ts)

According to the U.S. National Cancer Institute’s 2013 cancer topics research update on CAR-T-Cells, excitement is growing for immunotherapy—therapies that harness the power of a patient’s immune system to combat their disease, or what some in the research community are calling the “fifth pillar” of cancer treatment.

One approach to immunotherapy involves engineering patients’ own immune cells to recognize and attack their tumors. This approach is called adoptive cell transfer. Adoptive cell transfer’s building blocks are T-cell s, a type of immune cell collected from the patient’s own blood. One of the well-established adoptive cell transfer approaches is CAR-T cancer therapy. After collection, the T-cells are genetically engineered to produce special receptors on their surface called chimeric antigen receptors (CARs). CARs are proteins that allow the T-cells to recognize a specific protein (antigen) on tumor cells. These engineered CAR-T cells are then grown until the number reaches dose level. The expanded population of CAR-T cells is then infused into the patient. After the infusion, if all goes as planned, the T-cells multiply in the patient’s body and, with guidance from their engineered receptor, recognize and kill cancer cells that harbor the antigen on their surfaces. This process builds on a similar form of adoptive cell transfer pioneered from NCI’s Surgery Branch for patients with advanced melanoma. In 2013, NCI’s Pediatric Oncology Branch commented that the CAR-T cells are much more potent than anything they can achieve with other immuno-based treatments being studied. Although investigators working in this field caution that there is still much to learn about CAR T-cell therapy, the early results from trials like these have generated considerable optimism.

CAR-T cell therapies, such as anti-CD19 CAR-T and anti-BCMA CAR-T, have been tested in several hematological indications on patients that are refractory/relapsing to chemotherapy, and many of them have relapsed after stem cell transplantation. All of these patients had limited treatment options prior to CAR-T therapy. CAR-T has shown encouraging clinical efficacy in many of these patients, and some of them have had durable clinical response for years. However, some adverse effects, such as CRS and neurological toxicity, have been observed in patients treated with CAR-T-cells. For example, in July 2016, Juno Therapeutics, Inc. reported the death of patients enrolled in the U.S. Phase-II clinical trial of JCAR015 (anti-CD19 CAR-T) for the treatment of relapsed or refractory B-cell acute lymphoblastic leukemia (B-ALL). The U.S. FDA put the trial on hold and lifted the hold within a week after Juno provided a satisfactory explanation and solution. Juno attributed the cause of patient deaths to the use of Fludarabine preconditioning and they switched to use only cyclophosphamide pre-conditioning in subsequent enrollment.

In August 2017, the U.S. FDA approved Novartis’ Kymriah®, a CD19-targeted CAR-T therapy, for the treatment of patients up to 25 years old for relapsed or refractory (r/r) ALL, the most common cancer in children. Current treatments show a rate of 80% remission using intensive chemotherapy. However, there are almost no conventional treatments to help patients who have relapsed or are refractory to traditional treatment. Kymriah® has shown results of complete and long lasting remission, and was the first U.S. FDA-approved CAR-T therapy. In October 2017, the U.S. FDA approved Kite Pharmaceuticals’ (Gilead) CAR-T therapy for DLBCL the most common type of NHL in adults. The initial results of axicabtagene ciloleucel (Yescarta), the prognosis of high-grade chemo refractory NHL, is dismal with a medium survival time of a few weeks. Yescarta is a therapy for patients who have not responded to or who have relapsed after at least two other kinds of treatment.

In May 2018, the U.S. FDA approved Novartis’ Kymriah® for intravenous infusion for its second indication—the treatment of adult patients with relapsed or refractory (r/r) large B-cell lymphoma after two or more lines of systemic therapy including DLBCL not otherwise specified, high grade B-cell lymphoma and DLBCL arising from follicular lymphoma. Kymriah® is now the only CAR-T cell therapy to receive U.S. FDA approval for two distinct indications in non-Hodgkin lymphoma and B-cell ALL. On September 25, 2018, we entered into the Novartis LCA with Novartis to manufacture and supply Kymriah® to Novartis in China.

Besides anti-CD19 CAR-T, anti-BCMA CAR-T has shown promising clinical efficacy in treatment of multiple myeloma. For example, bb2121, a CAR-T therapy targeting BCMA, has been developed by Bluebird bio, Inc. and Celgene for previously treated patients with multiple myeloma. Based on preliminary clinical data from the ongoing Phase-I study CRB-401, bb2121 has been granted Breakthrough Therapy Designation by the U.S. FDA and PRIME eligibility by the European Medicines Agency (EMA) in November 2017. We plan to initiate our anti-BCMA CAR-T investigator-initiated trial in the near future.

Recent progress in Universal Chimeric Antigen Receptor (UCAR) T-cells showed benefits such as ease of use, availability and the drug pricing challenge. Currently, most therapeutic UCAR products are being developed with gene editing platforms such as CRISPR or TALEN. For example, UCART19 is an allogeneic CAR T-cell product candidate developed by Cellectis for treatment of CD19-expressing hematological malignancies. UCART19 Phase-I clinical trials started in adult and pediatric patients in Europe in June 2016 and in the U.S. in 2017. The use of UCAR may has the potential to overcome the limitation of the current autologous approach by providing an allogeneic, frozen, “off-the-shelf” T-cell product for cancer treatment.

Tumor Infiltrating Lymphocytes (TILs)

While CAR-T cell therapy has proven successful in treatment of several hematological malignancies, other cell therapy approaches, including TIL are being developed to treat solid tumors. For example, Iovance Biotherapeutics is focused on the development of autologous tumor-directed TILs for treatments of patients with various solid tumor indications. Iovance is conducting several Phase-II clinical trials to assess the efficacy and safety of autologous TIL for treatment of patients with Metastatic Melanoma, Squamous Cell Carcinoma of the Head and Neck, NSCLC and Cervical Cancer in the U.S. and Europe.

T-Cell Receptor-Engineered T-Cells (TCRs)

Adaptimmune is partnering with GlaxoSmithKline to develop TCR-T therapy targeting the NY-ESO-1 peptide, which is present across multiple cancer types. Their NY-ESO SPEAR T-cell has been used in multiple Phase-I/II clinical trials in patients with solid tumors and haematological malignancies, including synovial sarcoma, myxoid round cell liposarcoma, multiple myeloma, melanoma, NSCLC and ovarian cancer. The initial data suggested positive clinical responses and evidence of tumor reduction in patients. NY-ESO SPEART T-cell has been granted breakthrough therapy designation by the U.S. FDA and PRIME regulatory access in Europe. Adaptimmune’s other TCR-T product, AFP SPEAR T-cell targeting AFP peptide, is aimed at the treatment of patients with hepatocellular carcinoma (HCC). AFP SPEAR T-cell is in a Phase-I study and enrolling HCC patients in the U.S.

CBMG’s Adoptive Immune Cell Therapy (ACT) Programs

In December 2017, the Chinese government issued trial guidelines concerning the development and testing of cell therapy products in China. Although these trial guidelines are not yet codified as mandatory regulation, we believe they provide a measure of clarity and a preliminary regulatory pathway for our cell therapy operations in an uncertain regulatory environment. On April 18 and April 21, 2018, the Center for Drug Evaluation (CDE) posted on its website acceptance of the IND application for CAR-T cancer therapies in treating patients with NHL and adult ALL submitted by the Company’s wholly-owned subsidiaries, CBMG Shanghai and Shanghai Cellular Biopharmaceutical Group Ltd. On September 25, 2018 we entered into Novartis LCA to manufacture and supply Kymriah® in China. As part of the deal, Novartis took approximately a 9% equity stake in CBMG, and CBMG is discontinuing development of its own anti-CD19 CAR-T cell therapy. This collaboration with Novartis reflects our shared commitment to bringing the first marketed CAR-T cell therapy, Kymriah® , a transformative treatment option currently approved in the U.S., EU and Canada for two difficult-to-treat cancers, to China, where the number of patients in need remains the highest in the world. Together with Novartis, we plan to bring the first CAR-T cell therapy to patients in China as soon as possible. We continue to develop CAR-T therapies other than CD 19 on our own and Novartis has the first right of negotiation on these CAR-T developments. The CBMG oncology pipeline includes CAR-T targeting CD20-, CD 19 and 20 and BCMA, AFP TCR-T, which could specifically eradicate AFP positive HCC tumors and TIL technologies for solid tumors. Our current priority is to collaborate with Novartis to bring Kymriah® to China. At the same time, we remain committed to developing our existing pipeline of immunotherapy candidates for hematologic and solid tumor cancers to help deliver potential new treatment options for patients in China. We are striving to build a competitive research and development function, a translational medicine unit, along with a well-established cellular manufacturing capability and ample capacity, to support Kymriah® in China and our development of multiple assets in multiple indications. We believe that these efforts will allow us to boost the Company’s Immuno-Oncology presence. We have initiated multiple clinical trials to evaluate C-CAR088 in MM, C-CAR039 in NHL, anti-CD20 CAR-T in NHL for patients that have relapsed after anti-CD19 CAR-T treatment, and AFP TCR-T in HCC.

Market for Immune Cell Therapies

Our immune cell therapies involve the genetic engineering of T-cells to express either chimeric antigen receptors, or CARs, or T-cell receptors, or TCRs and TIL. These T-cells are designed to recognize and attack cancer cells. Kymriah is a type of immune cell therapy that is made from a patient’s own white blood cells and is a prescription cancer treatment used in patients up to 25 years old who have acute lymphoblastic leukemia that is either relapsing or is refractory. It is also used in patients with non-Hodgkin lymphoma that has relapsed or is refractory after having at least two other kinds of treatment. On August 30, 2017, Kymriah was approved by the U.S. FDA for the treatment of children and young adults with ALL. By October 18, 2017, the U.S. FDA granted approval for Yescarta for treating patients with relapsed/refractory DLBCL and other rare large B-cell lymphomas. On May 1, 2018, the U.S.FDA approved Kymriah for a second indication (diffuse large B-cell lymphoma). In August 2018, Kymriah and Yescarta secured European Union approval for the treatment of blood cancers, including B-cell ALL and relapsed or refractory DLBCL. Health Canada approved Kymriah as the first CAR-T therapy in Canada and the Therapeutic Goods Administration (TGA) approved it as the first CAR-T therapy in Australia.

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

The 2018 Global Cancer Statistics Report also reported that in 2018, lung cancer was the most diagnosed cancer type worldwide and in China with 2,093,8761 and 733,3002 new cases respectively. HCC is the 4th most common cancer in China and more than 50% of new HCC cases world-wide are in China. About 466,000 new liver cancer cases each year and the mortality is around 343,7003 annually in China. In 2018, it was estimated about 510,000 new case of NHL and 248,724 patients died from NHL worldwide4.

Multiple myeloma accounts for 1% of all cancers and approximately 10% of all hematological malignancies5. In 2016 there were about 138,509 incident cases worldwide. The United States had the most cases (about 24,407) and the most deaths (about 14,212), China was the second in both measures which incident cases were about 16,537 and deaths about 10,363. The global incidence of multiple myeloma rose by 126% from 1990 to 2016. East Asia (China, North Korea, and Taiwan) saw incident cases of multiple myeloma jump by 262%, which was the largest increase among any of the 21 global regions6.
_______________
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

According to the Foundation for the National Institutes of Health, there are 27 million Americans with OA, and symptomatic KOA occurs in 13% of persons aged 60 and older. According to a nationwide population-based longitudinal survey among the Chinese retired population, approximately 8.1% of participants were found to suffer from symptomatic knee OA. Currently no treatment exists that can effectively preserve knee joint cartilage or slow the progression of KOA.

According to Alternative and Integrative Medicine, 53% of KOA patients will degenerate to the point of disability. Conventional treatment usually involves invasive surgery with painful recovery and physical therapy and replacement surgeries are typically only suggested and performed on patients in the late stage of KOA.

Our Global Strategy

CBMG is a drug development company focusing on developing cell therapies first in China, to take advantage of cost efficiencies, leveraging the expeditious IIT process in China, publish and share our data in major conferences and scientific journals and then address the rest-of-the-world market after safety and efficacy of those programs are established. Our goal is to develop safe and effective cellular therapies for indications that represent a large unmet need in China. We intend to use our first-mover advantage in China, against a backdrop of enhanced regulation by the central government, to differentiate ourselves from the competition and establish a leading position in the China cell therapeutic market. We intend to invest and expand our clinical research capabilities by building drug development and manufacturing infrastructure in China and in the U.S., expanding our clinical research platform, hiring new talent and enhancing our existing coverage. We believe that few competitors in China are as well-equipped as we are in the areas of clinical trial development, internationally compliant manufacturing, quality assurance and control, as well as our dedication to regulatory compliance and process improvement.

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

In China, Good Clinical Practice (GCP) only requires institutional review board (“IRB”) approval from the hospital and local NMPA approval for IIT, which is more expeditious than the traditional IND route. IITs can provide early evidence of POC for novel drugs which are more time and cost efficient than the traditional IND approach. IITs are also good ways to identify and develop novel platforms. Currently, we have our own drug development pipeline in CAR-T, AFP TCR-T, TIL and KOA. Our R&D team continues to identify additional platform cell therapy technologies to develop internally or acquire established technologies.

In addition to the manufacturing of Novartis’ Kymriah® for patients in China as contemplated by the Novartis LCA and the Manufacture and Supply Agreement with Novartis, we are actively developing and evaluating other therapies comprised of other CAR-T, TCR-T and TIL therapies. We have also advanced our KOA AlloJoin® Phase-II clinical trial and ReJoin® Phase-II clinical trial with the NMPA.

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

CD20 CAR

CD20 is broadly overexpressed in a serial of B-cell malignant tumors. In the patients relapsed after CD19 CAR-T treatment, the expression of CD20 on target tumor cells is relatively stable. It is proven to be an optimal target for treating CD19 CAR-T relapsing patients. We have developed a novel CD20 CAR-Ts clinical lead product, which demonstrated strong anti-tumor activity in both in vitro assays and in vivo animal studies. We have filed a patent application in China and have initiated a first in human investigator initiated trial with CD19 CAR-T relapsed NHL patients.

CD22 CAR

CD22 is another surface marker highly expressed in B-cell malignancies especially in hairy cell leukemia. It also expresses in the patients relapsed after CD19 CAR-T treatment. We have developed a novel CD22 CARs clinical lead, which displayed effective anti-tumor activity in in vitro cytotoxicity assays. We plan to initiate an investigator initiated trial with CD19 CAR-T relapsing ALL patients and hairy cell leukemia.

BCMA CAR

BCMA is a member of the TNF receptor superfamily, universally expressed in MM cells. It is not detectable in normal tissues except plasma and mature B cells. It is a proven, effective and safer target for treating refractory MM patients in several clinical trials. We have developed unique BCMA CARs. Our BCMA CAR clinical lead exhibits potent anti-tumor activity both in vitro and in vivo. We have filed a patent for BCMA CAR in China and begun an investigator-initiated trial in refractory MM patients in January 2019.

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

NKG2D CAR
To optimize our clinical development with limited resources amid the COVID-19 pandemic environment, we have prioritized other clinical assets over the NKG2D development.

TIL

Augmented by the NCI technology license, CBMG is developing neoantigen reactive TIL therapies to treat immunogenic cancers. In the early stages of cancer, lymphocytes infiltrate into the tumor, specifically recognizing the tumor targets and mediating anti-tumor response. These cells are known as TIL. TIL-based therapies have shown encouraging clinical results in early development. For example, in Phase-II clinical studies in patients with metastatic melanoma performed by Dr. Rosenberg, TIL therapy demonstrated robust efficacy in patients with metastatic melanoma with objective response rates of 56% and complete response rates of 24%. We have started our development with NSCLC, and plan to expand into other cancer indications.

Knee Osteoarthritis (KOA)

We are currently pursuing two primary therapies for the treatment of KOA: ReJoin® therapy and AlloJoin® therapy.

We completed the Phase-I/IIa clinical trial for the treatment of KOA. The trial tested the safety and efficacy of intra-articular injections of autologous haMPCs in order to reduce inflammation and repair damaged joint cartilage. The six-month follow-up clinical data showed ReJoin® therapy to be both safe and effective.

In the second quarter of 2014, we completed patient enrollment for the Phase-IIb clinical trial of ReJoin® for KOA. The multi-center study has enrolled 53 patients to participate in a randomized, single blind trial. We published 48 weeks’ follow-up data of Phase-I/IIa on December 5, 2014. The 48 weeks’ data indicated that patients have reported a decrease in pain and a significant improvement in mobility and flexibility, while the clinical data shows our ReJoin® regenerative medicine treatment to be safe. We announced positive Phase-IIb 48-week follow-up data in January 2016, with statistically significant evidence that ReJoin® enhanced cartilage regeneration, which concluded the planned Phase-IIb trial.

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

In terms of entry barriers, the cellular biopharmaceutical business generally requires high, upfront capital and other resources, significant financial and time commitment in recruiting experienced talents, a successful track record and solid reputation to build up synergies with business partners and emphasis on cost efficiency. Our core competitive edge is our strong capacity to cover the full research and development process of the full life cycle of a product, and to satisfy the increasing demand for timely realization and localization in China of key products already approved in foreign markets. We believe that we are able to maintain our competitiveness by leveraging our established position in global research and development in the cellular biopharmaceutical market and capitalizing on the opportunities offered by the booming pharmaceutical market in China.

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

The osteoarthritis industry is highly competitive and subject to rapid and significant technological change. The large size and expanding scope of the pain market makes it an attractive therapeutic area for biopharmaceutical businesses. Our potential competitors include pharmaceutical, biotechnology, medical device and specialty pharmaceutical companies. Several of these companies have robust drug pipelines, readily available capital and established research and development organizations. We believe our success will be driven by our ability to develop and commercialize treatment options that make a meaningful difference for patients with KOA. Our primary competitors in the field of stem cell therapy for osteoarthritis and other indications include Mesoblast Ltd., Caladrius Biosciences, Inc. and others. On September 12, 2019, we launched allogenic haMPC KOA Phase-II of the clinical trial across six leading hospitals in China with a plan to recruit 108 patients. We submitted our autologous adipose stem cell therapy (ReJoin® ) KOA with IND filing with the CDE and the application was approved by NMPA. Additionally, in the general area of cell-based therapies for knee osteoarthritis ailments, we potentially compete with a variety of companies, from big pharma to specialty medical products or biotechnology companies. Some of these companies, such as Abbvie, Merck KGaA, Sanofi, Teva, GlaxosmithKline, Baxter, Johnson & Johnson, Sanumed, Medtronic and Miltenyi Biotech are well-established and have substantial technical and financial resources compared to ours. However, as cell-based products are only just recently emerging as viable medical therapies, many of our more direct competitors are smaller biotechnology and specialty medical products companies comprised of Vericel Corporation, Regeneus Ltd., Advanced Cell Technology, Inc., Nuo Therapeutics, Inc., ISTO technologies, Inc., Ember Therapeutics, Athersys, Inc., Bioheart, Inc., Mesoblast, Pluristem, Inc., Medipost Co. Ltd. and others. There are also several non-cell-based, small molecule and peptide clinical trials targeting knee osteoarthritis, and several other U.S. FDA-approved treatments for knee pain.

 Other companies have OA product candidates in advanced stages of clinical development. These product candidates include:

●
Anika Therapeutics, Inc.’s Cingal®, which is a mixture of Anika’s Monovisc combined with a low dose of a commonly used immediate-release steroid. In February 2019, Anika announced that, based on their discussions with the U.S. FDA, they will need to conduct another Phase-III clinical trial before they can potentially obtain approval for Cingal in the U.S.

●
Kolon TissueGene, Inc.’s Invossa™, which is a combination of human allogeneic chondrocytes and TGF-b1 transfected allogeneic chondrocytes. In November 2018, Kolon TissueGene announced they enrolled the first patient in a pivotal U.S. Phase-III trial. According to clinicaltrials.gov, the estimated primary completion date for the trial is April 2021.

●
Ampio Pharmaceuticals, Inc.’s Ampion™, which is a derivative of human serum albumin, is described as having anti-inflammatory properties, and is formulated for immediate-release. Ampio stated that Ampion is in Phase-III development but has not announced a timeline for potentially submitting a Biologics License Application, or BLA.

●
Centrexion Therapeutics Corporation’s CNTX-4975, which is a synthetic, ultra-pure injection of trans-capsaicin. In December 2018, Centrexion announced completion of patient enrollment in its Phase-III VICTORY-1 trial. Topline results are expected to be reported in the first quarter of 2020.

●
A number of investigational nerve growth factor antibodies are in development. Regeneron’s fasinumab and Pfizer and Eli Lilly’s tanezumab are both in Phase-III development. Initial results from Phase-III clinical trials for each were announced in 2018. In January 2019, Pfizer and Lilly announced results from a second Phase-III study showing that the tanezumab 5 mg treatment arm met all three co-primary endpoints at 24 weeks, however in the 2.5 mg treatment arm, patients’ overall assessment of their OA was not statistically different than placebo. Rapidly progressive OA was seen in 2.1% of tanezumab-treated patients and was not observed in the placebo arm.

●
Servier and Galapagos NV’s S201086/GLPG1972, an ADAMTS-5 inhibitor, is currently in Phase-II clinical development.

●
Taiwan Liposome Company’s TLC599, which is a liposomal formulation of dexamethasone sodium phosphate. TLC599 is currently in Phase-II clinical development.

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

Critical Accounting Policies and Estimates

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

During the three months ended March 31, 2020, we believe that there have been no significant changes to the items that we disclosed as our critical accounting policies and estimates in the “Critical Accounting Policies and Estimates” section of Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Results of Operations

Below is a discussion of the results of our operations for the three months ended March 31, 2020 and 2019. These results are not necessarily indicative of result that may be expected in any future period. Our prospects should be considered in light of the risks, expenses and difficulties that we may encounter. We may not be successful in addressing these risks and difficulties.

Comparison of Three Months Ended March 31, 2020 to Three Months Ended March 31, 2019

The descriptions in the results of operations below reflect our operating results as set forth in our Condensed Consolidated Statement of Operations filed herewith.

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Net sales and revenue	$-	$49,265

Operating expenses:
Cost of sales	-	8,087
General and administrative	3,431,344	3,447,734
Selling and marketing	-	42,260
Research and development	7,759,358	5,968,096
Impairment of investments	240,000	-
Total operating expenses	11,430,702	9,466,177
Operating loss	(11,430,702)	(9,416,912)

Other (expense) income
Interest income, net	12,772	97,034
Other expense, net	(127,792)	(14,510)
Total other (expense) income	(115,020)	82,524
Loss before taxes	(11,545,722)	(9,334,388)

Income taxes provision	(1,775)	(2,400)

Net loss	$(11,547,497)	$(9,336,788)
Other comprehensive income:
Cumulative translation adjustment	(436,813)	396,126
Total other comprehensive income:	(436,813)	396,126
Comprehensive loss	$(11,984,310)	$(8,940,662)

Net loss per share:
Basic and diluted	$(0.60)	$(0.51)

Weighted average common shares outstanding:
Basic and diluted	19,340,982	18,152,429

* These line items include the following amounts of non-cash, stock-based compensation expense for the periods indicated:

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
General and administrative	452,100	566,592
Selling and marketing	-	9,816
Research and development	483,962	548,154
	936,062	1,124,562

Results of Operations

Net sales and revenue

	2020	2019	Change	Percent
For the three months ended March 31,	$-	$49,265	$(49,265)	(100)%

We are a clinical stage company, and currently have no material revenues or other income with similar effect.

 Cost of Sales

	2020	2019	Change	Percent
For the three months ended March 31,	$-	$8,087	$(8,087)	(100)%

The gross margin change was immaterial as currently we have no material revenues.

General and Administrative Expenses

	2020	2019	Change	Percent
For the three months ended March 31,	$3,431,344	$3,447,734	$(16,390)	0%

No material change as compared with the period ended March 31, 2019. General and Administrative expenses primarily relate to administrative expenses, professional fees and depreciation.

Selling and Marketing Expenses

	2020	2019	Change	Percent
For the three months ended March 31,	$-	$42,260	$(42,260)	(100)%

There was no sales force in 2020 and no expense incurred in first quarter 2020.

Research and Development Expenses

	2020	2019	Change	Percent
For the three months ended March 31,	$7,759,358	$5,968,096	$1,791,262	30%

Research and development costs increased by approximately $1,791,000 in the three months ended March 31, 2020 as compared to the three months ended March 31, 2019, primarily as a result of the increase in the staff costs of $593,000, clinical trial expenses of $620,000, and raw material consumption of $203,000. The increase was primarily attributed to the increased spending in the growth of our pipeline in both liquid tumor and solid tumor development and expanding the U.S. R&D operations at Maryland.

R&D expenses for the three months ended March 31, 2020 and 2019 are as follows:

	For the Three Months Ended
	March 31,
	2020	2019
Research and pre-clinical studies	$2,190,626	$1,532,986
Development, clinical development and studies	5,568,732	4,435,110

Total	$7,759,358	$5,968,096

Impairment of investments

	2020	2019	Change	Percent
For the three months ended March 31,	$240,000	$-	$240,000	N/A

The impairment of investments for the three months ended March 31, 2020 is comprised of the recognition of other-than-temporary impairment on the value of shares in investments of $240,000. No such expense existed for the period ended March 31, 2019. In 2020, the Company contacted certain brokers to handle our ARPC restricted legend removal from the stock certificates to convert to free-trade shares. Because of ARPC’s non-filing status and illiquid nature of the stock, the brokers’ compliance department summarily rejected our request. Considering the serious doubt over the liquidity of the ARPC stock, full impairment was made over ARPC stock in first quarter 2020.

Operating Loss

	2020	2019	Change	Percent
For the three months ended March 31,	$(11,430,702)	$(9,416,912)	$(2,013,790)	21%

The increase in the operating loss for the three months ended March 31, 2020 as compared to the same period in 2019 is primarily due to changes in research and development expenses and impairment of non-current assets, each of which is described above.

Total Other (Expense) Income

	2020	2019	Change	Percent
For the three months ended March 31,	$(115,020)	$82,524	$(197,544)	(239)%

Other expense for the three months ended March 31, 2020 was primarily interest expense of $193,000 and foreign currency exchange loss of $52,000, netting of subsidy income of $116,000 and interest income of $13,000. Other income for the three months ended March 31, 2019 was primarily net interest income of $97,000, netting of foreign currency exchange loss of $14,000.

Income Taxes Provision

	2020	2019	Change	Percent
For the three months ended March 31,	$(1,775)	$(2,400)	$625	(26)%

While we have optimistic plans for our business strategy, we determined that a valuation allowance was necessary given the current and expected near term losses and the uncertainty with respect to our ability to generate sufficient profits from our business model. Therefore, we established a valuation allowance for deferred tax assets other than the extent of the benefit from other comprehensive income. Income tax expense for three months ended March 31, 2020 and 2019 all represent US state tax.

Net Loss

	2020	2019	Change	Percent
For the three months ended March 31,	$(11,547,497)	$(9,336,788)	$(2,210,709)	24%

Changes in net loss are primarily attributable to changes in operations which are described above.

Comprehensive Loss

	2020	2019	Change	Percent
For the three months ended March 31,	$(11,984,310)	$(8,940,662)	$(3,043,648)	34%

Comprehensive loss for the three months ended March 31, 2020 and 2019 includes a currency translation net (loss) gain of approximately ($437,000) and $396,000 combined with the changes in net loss, respectively.

Liquidity and Capital Resources

We had working capital of $25,837 as of March 31, 2020 compared to $10,356,774 as of December 31, 2019. Our cash, cash equivalents and restricted cash decreased to $21,597,360 at March 31, 2020 compared to $32,443,649 at December 31, 2019, as we had an increase in cash used in operating and investing activities partially offset by cash inflow generated from proceeds from option exercise.

Net cash provided by or used in operating, investing and financing activities from continuing operations was as follows:

Net cash used in operating activities was approximately $9,295,000 and $7,936,000 for the three months ended March 31, 2020 and 2019, respectively. The following table reconciles net loss to net cash used in operating activities:

For the three months ended March 31,	2020	2019	Change
Net loss	$(11,547,497)	$(9,336,788)	$(2,210,709)
Non cash transactions	2,769,140	2,454,238	314,902
Changes in operating assets, net	(516,205)	(1,053,144)	536,939
Net cash used in operating activities	$(9,294,562)	$(7,935,694)	$(1,358,868)

The change in non-cash transaction was primarily due to the increase in impairment on investment of $240,000 as well as the increase in depreciation and amortization of $263,000 compared with same period in 2019.

Net cash used in investing activities was approximately $1,634,000 and $4,164,000 in the three months ended March 31, 2020 and 2019, respectively.  The increase was primarily the result of additional new equipment and facility improvement.

Cash provided by financing activities was approximately $166,000 and $21,240,000 in the three months ended March 31, 2020 and 2019, respectively. Net cash inflow in financing activities in 2020 was mainly attributed to the proceeds received from the exercise of options, netting off net cash out for short-term debt. Net cash inflow in the financing activities in 2019 was mainly attributed to the proceeds of $16 million received from the issuance of common stock and debt borrowings of $6 million.

Liquidity and Capital Requirements Outlook

We anticipate that the Company will require approximately $65 million in cash to operate as planned in the coming 12 months excluding repayment of convertible bonds. Of this amount, approximately $52 million will be used for operations and approximately $13 million will be used for capital expenditures, although we may revise these plans depending on the changing circumstances of our biopharmaceutical business. The Company’s plans can also be adjusted by management depending on the availability of funding.

The Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. In order to finance our operations, management intends to rely upon external financing. This financing may be in the form of equity and or debt, private placements and/or public offerings or arrangements with private lenders.

We may also pursue co-development of our clinical assets to defray operating expenses. We may further explore non-dilutive financing opportunities forging strategic partnerships with big pharma companies. As we continue to incur losses, achieving profitability is dependent upon the successful development of our cell therapy business and commercialization of our technology in the research and development phase, which is a number of years in the future. Once that occurs, we will have to achieve a level of revenues adequate to support our cost structure. We may never achieve profitability, and unless and until we do, we will continue to need to raise additional capital. Management intends to fund future operations through additional private or public debt or equity offerings, and may seek additional capital through arrangements with strategic partners or from other sources.

Our medium-to-long-term capital needs involve the further development of our biopharmaceutical business, and may include, at management’s discretion, new clinical trials for other indications, strategic partnerships, joint ventures, acquisitions of licensing rights from new or current partners and/or expansion of our research and development programs. Furthermore, as our therapies pass through the clinical trial process and if they gain regulatory approval, we expect to expend significant resources on sales and marketing of our future products, services and therapies.

In order to finance our medium to long-term plans, we intend to rely upon external financing. This financing may be in the form of equity and or debt, in private placements and/or public offerings or arrangements with private lenders. Due to our short operating history and our early stage of development, particularly in our biopharmaceutical business, we may find it challenging to raise capital on terms that are acceptable to us, or at all. Furthermore, our negotiating position in the capital raising process may worsen as we consume our existing resources. Investor interest in a company such as ours is dependent on a wide array of factors, including the state of regulation of our industry in China (e.g. the policies of MOH and the NMPA), the U.S. and other countries, political headwinds affecting our industry, the investment climate for issuers involved in businesses located or conducted within China, the risks associated with our corporate structure, risks relating to our partners, licensed intellectual property, as well as the condition of the global economy and financial markets in general. Additional equity financing may be dilutive to our stockholders; debt financing, if available, may involve significant cash payment obligations and covenants that restrict our ability to operate as a business; our stock price may not reach levels necessary to induce option or warrant exercises; and asset sales may not be possible on terms we consider acceptable. If we are unable to raise the capital necessary to meet our medium- and long-term liquidity needs, we may have to delay or discontinue certain clinical trials, the licensing, acquisition and/or development of cell therapy technologies and/or the expansion of our biopharmaceutical business; or we may have to raise funds on terms that we consider unfavorable. While we do not currently expect the COVID-19 pandemic to materially impact our ability to secure financial resources or satisfy our liquidity needs, given the rapidly evolving global situation the actual impact cannot be predicted and may depend on a variety of currently unknown factors.

Off Balance Sheet Transactions

CBMG does not have any off-balance sheet arrangements except the lease and capital commitment disclosed in the unaudited condensed consolidated financial statements.

Contractual Obligations

We have various contractual obligations that will affect our liquidity. The following table sets forth our contractual obligations as of March 31, 2020.

	Payments due by period
		Less than	2-3	4-5	More than
Contractual Obligations	Total	1 year	years	years	5 years
Borrowings and interest payables	$14,104,712	$14,104,712	$-	$-	$-
Capital Commitment	4,472,387	4,472,387	-	-	-
Operating Lease Obligations	24,000,027	3,464,776	6,340,063	6,168,124	8,027,064
Total	$42,577,126	$22,041,875	$6,340,063	$6,168,124	$8,027,064

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

The following tables show the remaining contractual maturities at the balance sheet date of the Company’s financial assets and financial liabilities, which are based on contractual cash flows (including interest payments computed using contractual rates or, if floating, based on rates current at the balance sheet date) and the earliest date the Group can be required to pay:

	Contractual undiscounted cash flow
	Within 1 year or on demand	More than 1 year but less than 2 years	More than 2 year but less than 5 years	More than 5 years	Total	Carrying amount
Financial assets
Cash and cash equivalents	21,597,360	-	-	-	21,597,360	21,597,360
Other receivables	253,749	-	-	-	253,749	253,749

Sub-total	21,851,109	-	-	-	21,851,109	21,851,109

Financial liabilities
Short-term debt	14,000,000	-	-	-	14,000,000	14,000,000
Accounts payable	1,620,314	-	-	-	1,620,314	1,620,314
Accrued expenses	2,372,410	-	-	-	2,372,410	2,372,410
Other current liabilities excluding operating lease liabilities and deferred income	3,104,873	-	-	-	3,104,873	3,104,873
Operating lease liabilities (lease terms over 12 months)	3,402,321	3,129,891	9,378,297	8,027,063	23,937,572	19,280,349

Sub-total	24,499,918	3,129,891	9,378,297	8,027,063	45,035,169	40,377,946

Net amount	(2,648,809)	(3,129,891)	(9,378,297)	(8,027,063)	(23,184,060)	(18,526,837)

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

As at March 31, 2020, the Company held the following interest-bearing financial instruments:

	As of March 31, 2020
	Annual interest rate	USD
Fixed rate instruments
Financial liabilities
- Short-term debt	6%	14,000,000

Currency Risk

The Company is exposed to currency risk primarily from sales and purchases which give rise to receivables, payables that are denominated in a foreign currency (mainly RMB). The Company has adopted USD as its functional currency, thus the fluctuation of exchange rates between RMB and USD exposes the Company to currency risk.

The following table details the Company’s exposure as of March 31, 2020 to currency risk arising from recognised assets or liabilities denominated in a currency other than the functional currency of the entity to which they relate. For presentation purposes, the amounts of the exposure are shown in USD translated using the spot rate as of March 31, 2020. Differences resulting from the translation of the financial statements of entities into the Company’s presentation currency are excluded.

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

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2020, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are currently not involved in any litigation that we believe could have a materially adverse effect on our financial condition or results of operations.

ITEM 1A. RISK FACTORS

Investing in our common stock involves a high degree of risk. We describe risks associated with our business in under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended 31, 2019. Each of the risks described in our Risk Factors may be relevant to decisions regarding an investment in or ownership of our stock. The occurrence of any such risks could have a significant adverse effect on our reputation, business, financial condition, revenue, results of operations, growth, or ability to accomplish our strategic objectives, and could cause the trading price of our common stock to decline. You should carefully consider such risks and the other information contained in this report, including our condensed consolidated financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations, before making investment decisions related to our common stock.

The following risk factors supplement the Risk Factors contained in our Annual Report on Form 10-K for the year ended December 31, 2019. The following disclosures do not address all risks that may be important to you as a stockholder.

Our business activities for fiscal 2020 are expected to be adversely affected by the global COVID-19 pandemic.

The coronavirus 2019 (COVID-19) has spread globally and the World Health Organization (WHO) has declared it a global pandemic. While still evolving, the COVID-19 pandemic has caused significant worldwide economic and financial turmoil, and has fueled concerns that it will lead to a global recession. On March 13, 2020, the United States declared a national emergency with respect to COVID-19 and the majority of states and U.S. territories, including the States of New York and Maryland, have since issued orders requiring the closure of non-essential businesses and/or requiring residents to stay at home. The New York area and the Maryland area, including the location of the Company’s corporate headquarter and its development facility, is currently at the epicenter of the COVID-19 outbreak in the U.S. The Company is following the recommendations of local health authorities to minimize exposure risk for its team members and visitors. The Company has required its employees in the U.S. to work from home. The continued and prolonged implementation of restrictions by federal, state and local authorities to slow the spread of COVID-19 could disrupt the business, activities, and operations of our members, as well our business and operations. The extent to which the COVID-19 pandemic impacts our business, operations and financial results will depend on numerous evolving factors that we may not be able to accurately predict, including: the duration and scope of the pandemic; governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic; the impact of the pandemic on economic activity and actions taken in response; the effect on our vendors ability to supply us with raw materials; our ability to continue daily operations, including as a result of travel restrictions and people working from home; and any closures of our and our business partners’ offices and facilities. Certain business partners (such as third-party research institution collaborators, suppliers and other contractors) have slowed down decision-making during the lock down in China and in U.S., or delayed progress. The COVID-19 pandemic has disrupted and delayed our in-process developments and clinical studies for a number of our pipeline drug candidates and a prolonged interruption to our corporate development, research or manufacturing facilities may result in a negative impact to our operations and further delay developments or clinical studies of some or all of our pipeline drug candidates.

In addition, our business is subject to risks associated with the global spread of the COVID-19 as we operate in both China and the U.S. Our process development of drug candidates involves key personnel traveling between China and the U.S. on a frequent and regular basis, which has been disrupted due to travel restrictions and cancellation of flights. The magnitude of this negative effect on the continuity of our business operation and supply chains remains uncertain. The extent to which COVID-19 or any other health epidemic may impact the Company’s results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. These uncertainties impede our ability to conduct our daily operations and could materially and adversely affect our business, financial condition and results of operations.

While the Company is currently implementing solutions designed to reduce the potential impact of COVID-19, there can be no assurance that our efforts will adequately mitigate the risks of business disruptions and interruptions. Further, events such as natural disasters and public health emergencies divert our attention away from normal operations and limited resources. Our inability to timely resume normal operations following the pandemic disruption could adversely affect our business, financial condition or results of operations in a material manner.

 Any of these events could cause or exacerbate the risks and uncertainties enumerated in the Annual Report and could materially adversely affect our business, financial condition, results of operations and/or stock price.

Our clinical development activities for fiscal 2020 are expected to be adversely affected by the recent COVID-19 pandemic.

Our investigator has initiated clinical trials on our drug candidates that have been negatively affected by the emergency quarantine measures adopted by the Chinese government, which include holiday extension, travel restrictions and cancellation of major events nationwide. Disruptions or restrictions on our ability to travel or to conduct clinical trials, as well as temporary closures of our facilities or the facilities of our clinical trial partners and their contract manufacturers, are expected to negatively impact our clinical development activities in China. We have invested a significant portion of our efforts and financial resources in the development of clinical-stage drug candidates. We partially rely on our third-party institution collaborators, such as hospitals for conducting clinical trials of our drug candidates, which have been and may continue to be affected by the emergency measures related to the COVID-19 pandemic. The timely completion of our clinical trials in accordance with their protocols depends, among other things, on our ability to enroll a sufficient number of patients who remain in the trial until its conclusion. We have experienced difficulties in patient enrollment due to government-imposed travel restrictions, limited access to public venues and patients’ unwillingness to visit hospitals for fear of contracting COVID-19. Such difficulties are likely to slow enrollment significantly in, and completion of, our clinical trials (which are mostly conducted on-site in hospitals), as well as completion of pre-clinical studies.

On March 18, 2020, the U.S. FDA released guidance for conducting clinical trials during the COVID-19 pandemic. In its guidance, the U.S. FDA acknowledged potential impacts from the pandemic to clinical trial conduct, for example quarantines, travel limitations, site closures, interruptions to supply chain for investigational products, and potential infection of site personnel or trial participants may lead to difficulties in meeting protocol defined procedures, including administration of investigational product and adherence to protocol-mandated visits. As a result, the U.S. FDA recognized that there may be unavoidable protocol deviations, but also noted that efforts to minimize impacts on trial integrity are important. Laboratories studying viruses and bacteria follow a protocol known as the Biosafety Level (BSL) standards, which are applied internationally. Protocol deviations due to COVID-19 means trials could be interrupted due to missed biopsies and results or data that are uninterpretable or need to be repeated. The impact of COVID-19 on trials will vary depending on many factors, including the nature of disease under study, the trial design and in what region(s) the study is being conducted. For gene and cell therapies, clinical trials may be delayed because patients may only be treated with non-transplant standard of care where possible with transplantation or experimental therapies reserved for life-threatening cases (malignancies, neurocognitive disorders) due to capacity constraint. The duration of the business disruption, reduced patient enrollment and related operational impact cannot be reasonably estimated at this time but are expected to materially affect our clinical development activities. A significant outbreak of contagious diseases in the human population could result in a widespread health crisis that could adversely affect the economy and financial markets of the U.S. and China, resulting in significant clinical trial or regulatory delays, which may also increase our development costs and could materially and adversely affect our clinical development activities.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

On April 30, 2020, our wholly-owned subsidiary CBMG Wuxi received approval from Nanjing Bank for a one-year line of credit of up to CNY 30 million (approximately $4.2 million). Use of proceeds from the credit line is limited to working capital for research and development activities. This line of credit carries an interest rate of not less than Loan Prime Rate (LPR) +0.5%. LPR is the benchmark for pricing existing floating-rate loans set by People’s Bank of China. As of April 30, 2020, the LPR for a one-year loan is 3.85%. This facility is only in effect while the Company remains as a publicly traded entity. We have not drawn on this line of credit.

ITEM 6. EXHIBITS

Exhibits

Exhibit Number	Description
10.1	Nanjing Bank approval of a credit line of up to RMB 30 million to CBMG Wuxi.
10.2	Bridge Loan Agreement, dated January 28, 2020 (incorporated by reference to the Company’s Current Report on Form 8-K, filed January 29, 2020)
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer and Chief Financial Officer.
32.1	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CELLULAR BIOMEDICINE GROUP, INC.
(Registrant)

Date: May 6, 2020	By:	/s/ Tony (Bizuo) Liu
Tony (Bizuo) Liu
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)