Form 10-Q
period 2020-06-30
Cellular Biomedicine Group, Inc.
filed 2020-08-12
CIK 1378624

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-36498

CELLULAR BIOMEDICINE GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware	86-1032927
State of Incorporation	IRS Employer Identification No.

209 Perry Parkway, Suite 13

Gaithersburg, MD 20877

 (Address of principal executive offices)

(301) 825-5320

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

As of August 1, 2020, there were 19,432,979 shares of common stock, par value $.001 per share, outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

 CELLULAR BIOMEDICINE GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

AS OF JUNE 30, 2020 AND DECEMBER 31, 2019

	June 30,	December 31,
	2020	2019

Assets
Cash and cash equivalents	$13,581,952	$15,443,649
Restricted cash	-	17,000,000
Other receivables	299,124	750,943
Prepaid expenses	1,094,270	835,048
Total current assets	14,975,346	34,029,640

Investments	-	240,000
Property, plant and equipment, net	22,443,525	21,434,414
Right of use	18,670,312	20,106,163
Goodwill	7,678,789	7,678,789
Intangibles, net	6,747,628	7,376,940
Long-term prepaid expenses and other assets	7,052,583	6,458,354
Total assets (1)	$77,568,183	$97,324,300

Liabilities and Stockholders' Equity

Liabilities:
Short-term debt	$19,474,822	$14,334,398
Accounts payable	1,517,144	2,039,686
Accrued expenses	1,706,967	1,904,829
Taxes payable	30,420	26,245
Other current liabilities	5,722,765	5,367,708
Total current liabilities	28,452,118	23,672,866

Other non-current liabilities	16,583,514	17,933,743
Total liabilities (1)	45,035,632	41,606,609

Commitments and Contingencies (note 12)

Stockholders' equity:

Preferred stock, par value $.001, 50,000,000 shares authorized; none issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	-	-

Common stock, par value $.001, 300,000,000 shares authorized; 20,481,791 and 20,359,889 issued; and 19,426,292 and 19,304,390 outstanding, as of June 30, 2020 and December 31, 2019, respectively	20,482	20,360
Treasury stock at cost; 1,055,499 shares of common stock as of June 30, 2020 and December 31, 2019	(14,992,694)	(14,992,694)
Additional paid in capital	274,404,670	272,117,518
Accumulated deficit	(225,046,129)	(199,966,543)
Accumulated other comprehensive loss	(1,853,778)	(1,460,950)
Total stockholders' equity	32,532,551	55,717,691

Total liabilities and stockholders' equity	$77,568,183	$97,324,300

 _______________

(1)

The Company’s consolidated assets as of June 30, 2020 and December 31, 2019 included $40,004,391 and $54,668,966, respectively, of assets of variable interest entities, or VIEs, that can only be used to settle obligations of the VIEs. Each of the following amounts represent the balances as of June 30, 2020 and December 31, 2019, respectively. These assets include cash and cash equivalents of $215,565 and $13,424,425; other receivables of $233,716 and $201,532; prepaid expenses of $863,582 and $770,127; property, plant and equipment, net, of $20,406,164 and $20,762,271; right of use of $12,369,284 and $13,541,518; intangibles of $1,218,453 and $1,226,955; and long-term prepaid expenses and other assets of $4,697,627 and $4,742,138. The Company’s consolidated liabilities as of June 30, 2020 and December 31, 2019 included $17,050,321 and $32,865,763, respectively, of liabilities of the VIEs whose creditors have no recourse to the Company. These liabilities include short-term debt of nil and $14,334,398; accounts payable of $1,177,387 and $1,324,792; other payables of $3,706,282 and $4,090,154; payroll accrual of $1,358,529 and $1,208,491, which mainly includes bonus accrual of $835,594 and $1,207,560; deferred income of nil and $10,994; and other non-current liabilities of $10,808,123 and $11,896,934. See further description in Note 3, Variable Interest Entities.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CELLULAR BIOMEDICINE GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

Net sales and revenue	$-	$-	$-	$49,265

Operating expenses:
Cost of sales	-	-	-	8,087
General and administrative	3,280,529	3,180,709	6,711,873	6,628,443
Selling and marketing	-	41,252	-	83,512
Research and development	10,086,204	9,062,526	17,845,562	15,030,622
Impairment of investments	-	-	240,000	-
Total operating expenses	13,366,733	12,284,487	24,797,435	21,750,664
Operating loss	(13,366,733)	(12,284,487)	(24,797,435)	(21,701,399)

Other (expense) income
Interest income, net	22,797	182,017	35,569	279,051
Other expense, net	(188,153)	7,123	(315,945)	(7,387)
Total other (expense) income	(165,356)	189,140	(280,376)	271,664
Loss before taxes	(13,532,089)	(12,095,347)	(25,077,811)	(21,429,735)

Income taxes provision	-	(1,350)	(1,775)	(3,750)

Net loss	$(13,532,089)	$(12,096,697)	$(25,079,586)	$(21,433,485)
Other comprehensive income (loss):
Cumulative translation adjustment	43,985	(395,525)	(392,828)	601
Total other comprehensive income (loss):	43,985	(395,525)	(392,828)	601

Comprehensive loss	$(13,488,104)	$(12,492,222)	$(25,472,414)	$(21,432,884)

Net loss per share :
Basic and diluted	$(0.70)	$(0.63)	$(1.29)	$(1.15)

Weighted average common shares outstanding:
Basic and diluted	19,395,253	19,223,113	19,368,118	18,690,729

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CELLULAR BIOMEDICINE GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2020 AND 2019

	For the Six Months Ended
	June 30,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(25,079,586)	$(21,433,485)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,157,829	2,659,038
Loss on disposal of assets	149	92,487
Stock based compensation expense	1,804,840	2,113,535
Other than temporary impairment on long-term investments	240,000	-
Changes in operating assets and liabilities:
Accounts receivable	-	785
Other receivables	448,649	(337,517)
Prepaid expenses	(270,666)	(572,978)
Long-term prepaid expenses and other assets	(829,714)	(978,505)
Accounts payable	(209,527)	333,463
Accrued expenses	(179,881)	(818,327)
Taxes payable	4,175	-
Other current liabilities	1,186,828	218,903
Other non-current liabilities	(90,424)	(74,105)
Net cash used in operating activities	(19,817,328)	(18,796,706)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from disposal of assets	-	359
Purchases of intangibles	(141,707)	(752,449)
Purchases of assets	(4,483,163)	(7,468,850)
Net cash used in investing activities	(4,624,870)	(8,220,940)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from the issuance of common stock	-	17,166,199
Proceeds from exercise of stock options	482,434	150,788
Proceeds from short-term debt	19,456,322	14,546,035
Repayment of short-term debt	(14,315,898)	-
Repurchase of treasury stock	-	(1,039,028)
Net cash provided by financing activities	5,622,858	30,823,994

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(42,357)	94,518

(DECREASE)/INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(18,861,697)	3,900,866
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	32,443,649	52,812,880
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$13,581,952	$56,713,746

SUPPLEMENTAL CASH FLOW INFORMATION

Income tax refund	$3,200	$-

Cash paid for income taxes	$800	$3,750

Interest expense paid	$99,271	$145,159

Interest income from pledged bank deposits received, netting off withholding tax	$460,041	$-

	June 30,	June 30,
	2020	2019
Reconciliation of cash, cash equivalents andrestricted cash in condensed consolidated statements of cash flows:
Restricted cash	$-	$17,000,000
Cash and cash equivalents	13,581,952	39,713,746

Cash, cash equivalents and restricted cash	$13,581,952	$56,713,746

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CELLULAR BIOMEDICINE GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

FOR THE THREE MONTHS ENDED JUNE 30, 2020 AND 2019

									Accumulated
	Common Stock		Preferred Stock		Treasury Stock		Additional Paid in	Accumulated	Other Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Total

Balance at March 31, 2020	20,427,185	$20,427	-	$-	(1,055,499)	$(14,992,694)	$273,535,311	$(211,514,040)	$(1,897,763)	$45,151,241

Restricted stock grants	54,486	55	-	-	-	-	425,042	-	-	425,097
Accrual of share-based compensation costs	-	-	-	-	-	-	443,681	-	-	443,681
Exercise of stock options	120	-	-	-	-	-	636	-	-	636
Foreign currency translation	-	-	-	-	-	-	-	-	43,985	43,985
Net loss	-	-	-	-	-	-	-	(13,532,089)	-	(13,532,089)

Balance at June 30, 2020	20,481,791	$20,482	-	$-	(1,055,499)	$(14,992,694)	$274,404,670	$(225,046,129)	$(1,853,778)	$32,532,551

									Accumulated
	Common Stock		Preferred Stock		Treasury Stock		Additional Paid in	Accumulated	Other Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Total

Balance at March 31, 2019	20,182,654	$20,183	-	$-	(1,055,499)	$(14,992,694)	$267,875,883	$(159,319,277)	$(1,073,066)	$92,511,029

Common stock issued with public offering	77,549	78	-	-	-	-	1,127,617	-	-	1,127,695
Restricted stock grants	37,467	37	-	-	-	-	402,264	-	-	402,301
Accrual of stock options	-	-	-	-	-	-	586,672	-	-	586,672
Exercise of stock options	3,755	3	-	-	-	-	41,524	-	-	41,527
Foreign currency translation	-	-	-	-	-	-	-	-	(395,525)	(395,525)
Net loss	-	-	-	-	-	-	-	(12,096,697)	-	(12,096,697)

Balance at June 30, 2019	20,301,425	$20,301	-	$-	(1,055,499)	$(14,992,694)	$270,033,960	$(171,415,974)	$(1,468,591)	$82,177,002

            Note: No dividend was declared for the three months ended June 30, 2020 and 2019.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CELLULAR BIOMEDICINE GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2020 AND 2019

									Accumulated
	Common Stock		Preferred Stock		Treasury Stock		Additional Paid in	Accumulated	Other Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Total

Balance at December 31, 2019	20,359,889	$20,360	-	$-	(1,055,499)	$(14,992,694)	$272,117,518	$(199,966,543)	$(1,460,950)	$55,717,691

Restricted stock grants	74,547	75	-	-	-	-	859,427	-	-	859,502
Accrual of share-based compensation costs	-	-	-	-	-	-	945,338	-	-	945,338
Exercise of stock options	47,355	47	-	-	-	-	482,387	-	-	482,434
Foreign currency translation	-	-	-	-	-	-	-	-	(392,828)	(392,828)
Net loss	-	-	-	-	-	-	-	(25,079,586)	-	(25,079,586)

Balance at June 30, 2020	20,481,791	$20,482	-	$-	(1,055,499)	$(14,992,694)	$274,404,670	$(225,046,129)	$(1,853,778)	$32,532,551

									Accumulated
	Common Stock		Preferred Stock		Treasury Stock		Additional Paid in	Accumulated	Other Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Total

Balance at December 31, 2018	19,120,781	$19,121	-	$-	(1,001,499)	$(13,953,666)	$250,604,618	$(149,982,489)	$(1,469,192)	$85,218,392

Common stock issued with public offering	1,106,961	1,107	-	-	-	-	17,165,092	-	-	17,166,199
Restricted stock grants	57,520	57	-	-	-	-	744,183	-	-	744,240
Accrual of stock options	-	-	-	-	-	-	1,369,295	-	-	1,369,295
Exercise of stock options	16,163	16	-	-	-	-	150,772	-	-	150,788
Treasury stock purchase	-	-	-	-	(54,000)	(1,039,028)	-	-	-	(1,039,028)
Foreign currency translation	-	-	-	-	-	-	-	-	601	601
Net loss	-	-	-	-	-	-	-	(21,433,485)	-	(21,433,485)

Balance at June 30, 2019	20,301,425	$20,301	-	$-	(1,055,499)	$(14,992,694)	$270,033,960	$(171,415,974)	$(1,468,591)	$82,177,002

Note: No dividend was declared for the six months ended June 30, 2020 and 2019.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CELLULAR BIOMEDICINE GROUP, INC.

FOR THE THREE MONTHS ENDED JUNE 30, 2020 AND 2019

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - DESCRIPTION OF BUSINESS

As used in this quarterly report, “we”, “us”, “our”, “CBMG”, “Company” or “our company” refers to Cellular Biomedicine Group, Inc. and, unless the context otherwise requires, all of its subsidiaries and variable interest entities.

Overview

We are a clinical-stage biopharmaceutical company committed to using our proprietary cell-based technologies to develop immunotherapies for the treatment of cancer and stem cell therapies for the treatment of degenerative diseases. We view ourselves as a leader in the cell therapy industry through our diverse, multi-target, broad pipeline ranging from immuno-oncology, featuring Chimeric antigen receptor T-cell (CAR-T), T-cell receptor-engineered T-cell (TCR-T) and tumor infiltrating lymphocytes (TILs) to regenerative medicine. Our focus is to bring our clinical assets with potential to market. We also aim to reduce manufacturing cycle time and aggregate cost while ensuring quality products of cell therapies. We have two major approaches to our global strategy. First, we intend to develop our own internal pipeline, focusing on cancer cell therapy and regenerative medicine that can leverage our infrastructure, human capital and intellectual property. Second, we plan to partner with leading companies to monetize our innovative technologies in markets where we do not currently have a presence or limited resources and may also seek to bring their technologies to markets where we have infrastructure.

Our end-to-end platform enables discovery, development and manufacturing of cell-based therapies from concept to commercial manufacturing in a cost-efficient manner. The manufacturing and delivery of T-cell therapies involve complex, integrated processes, comprised of isolating T-cells from patients, T-cell enrichment, activation, viral vector transduction, expansion, harvest and fill-finish. Our in-house cell therapy manufacturing is comprised of a semi-automated, fully closed system and can manufacture high quality plasmids, and serum-free reagents as well as viral vectors for our immuno-oncology cell therapy products. Because we are vertically integrated, we are able to reduce the aggregate cost of cell therapies. We plan to build out our manufacturing capacity to scale for commercial supply at an economical cost in China and to provide sufficient capacity in our Rockville facility to support early U.S. clinical development on anti-CD20/CD19 bi-specific CAR for Non-Hodgkin Lymphoma (NHL) and TIL for Non-Small-Cell Lung Cancer (NSCLC). We hone our manufacturing process in our good manufacturing practice (GMP) facilities in China to achieve cycle time reduction, improve quality assurance and control and increase efficiency and early development to understand our therapies’ efficacy. Upon completion of our Rockville, Maryland GMP facility in late Q4, 2020 we plan to: (a) transfer protocol from our China GMP facility to the Rockville site to support our U.S. FDA clinical development on anti-CD20/CD19 bi-specific CAR for NHL, and (b) initiate U.S. FDA clinical development on TIL for NSCLC. Our other objective on institutionalizing our manufacturing process is portability and ease of tech transfer to other facilities and ease of deployment in future locations.

In September 2018, we executed a License and Collaboration Agreement (hereinafter Novartis LCA) with Novartis AG (Novartis) to manufacture and supply their U.S. FDA-approved CD19 CAR-T cell therapy product Kymriah® (tisagenlecleucel) in China. Pursuant to the Novartis LCA agreement, we also granted Novartis a worldwide license to certain of our CAR-T intellectual property for the development, manufacture and commercialization of CAR-T products. We are entitled to an escalating single-digit percentage royalty of Kymriah®’s net sales in China. CBMG is responsible for the cost of bi-directional technology transfers between the two companies. We will receive collaboration payments equal to a single-digit escalating percentage of net sales of Kymriah® in China, subject to certain caps set forth under the Novartis LCA, for sales in diffuse large B-cell lymphoma and pediatric acute lymphoblastic leukemia indications and up to a maximum amount to be agreed upon for sales in other indications. We are also obligated to assist Novartis with the development of Kymriah® in China as Novartis may request and we are responsible for a certain percentage of the total development cost for the development of Kymriah® in China for indications other than diffuse large B-cell lymphoma and pediatric acute lymphoblastic leukemia indications. On June 9, 2020, to fulfill our comprehensive service in China, we executed a leukapheresis material processing and cryopreservation service agreement with Novartis.  As of June 30, 2020, we have achieved several major milestones on the technology transfer and collaboration with Novartis on commercialization of Kymriah®, specifically, process and analytical training, feasibility, export license for feasibility/comparability, and the majority of our manufacturing comparability run. On August 6, 2020, we executed a Quality Agreement for Cryopreservation Services to lay out technical parameter pertinent to the service agreement on leukapheresis material processing and cryopreservation executed on June 9, 2020.

On October 2, 2018, we executed a nonexclusive license agreement with the U.S. National Cancer Institute (NCI) for ten tumor infiltrating lymphocytes patents, pursuant to which we acquired rights to the worldwide development, manufacture and commercialization of autologous, tumor-reactive lymphocyte adoptive cell therapy products, isolated from tumor infiltrating lymphocytes for the treatment of non-small cell lung, stomach, esophagus, colorectal and head and neck cancer(s) in humans. We plan to use our Rockville, Maryland GMP facility to launch clinical development in the U.S. upon institutionalizing our process development.

In order to expedite fulfillment of patient treatment, we have been actively developing technologies and products with strong intellectual property protection. CBMG’s worldwide exclusive license to the T-cell patent rights owned by Augusta University provides an opportunity to expand the application of CBMG’s cancer therapy-enabling technologies and to initiate clinical development with leading cancer hospitals. On February 14, 2019, Augusta University granted us an exclusive, worldwide license with sublicense rights to its patent rights to Human Alpha Fetoprotein-Specific T-cell Receptor modified T-cells (AFP TCR-T). We started the AFP TCR-T Investigator Initiated Trial (IIT) in October 2019. On June 22, 2020, we gave a presentation entitled “Selecting Clinical Lead of TCRs Targeting Alpha-Fetoprotein-Positive Liver Cancer on Balance of Risk and Benefit” at the 2020 American Association for Cancer Research (AACR) annual meeting.

On June 29, 2020, we relocated our headquarters from New York City, New York to Gaithersburg, Maryland. We plan to move our headquarters to our new Rockville, Maryland facility upon its expected completion in Q4 of this year.

The coronavirus 2019 (COVID-19) has spread globally and the World Health Organization (WHO) has declared it a global pandemic. While still evolving, the COVID-19 pandemic has caused significant worldwide economic and financial turmoil, and has fueled concerns that it will lead to a global recession. We have and continue to prioritize the safety and well-being of our employees and have implemented work-from-home policies for our U.S.- and China-based employees since the early stages of the COVID-19 pandemic. In early April 2020, our China-based employees returned to the office and are required to adhere to the Company’s COVID-19 prophylactic process and procedures. In July 2020, our U.S.-based employees also returned to the office in accordance with local rules and ordinances.  Amid the COVID-19 pandemic, we are working with our clinical studies partners in China to mitigate risk to patients participating in our studies while taking into account regulatory, institutional, and government guidance and policies. We continue to evaluate enrollment trends in our studies as well as the impact of COVID-19 on our clinical programs. Patients enrolled on anti-BCMA CAR-T for Relapsed or Refractory Multiple Myeloma and anti-CD19/CD20 Bi-Specific CAR-T for Non-Hodgkin’s Lymphoma have continued treatment and study visits with limited disruption to date, and we are working closely with trial sites to support the continued treatment of patients in compliance with study protocols. An early phase clinical development using T cells transduced with AFP TCR-T targeting hepatocellular carcinoma (HCC) has been initiated and is ongoing. There are no anticipated disruptions to drug supply in connection with these trials. However, the actual delay cannot be predicted and may vary by clinical study and program depending on a variety of currently unknown factors. The Company remains committed to maintaining its development plans but acknowledges the potential impact on clinical studies amid the rapidly evolving pandemic environment.

Corporate History

Headquartered in Maryland, the Company is a Delaware biopharmaceutical company focused on developing treatments for cancer and orthopedic diseases for patients in China. On June 29, 2020, we relocated our headquarters from New York City, New York to Gaithersburg, Maryland. We are also preparing our development of products targeting certain solid tumor and other cancer indications in the United States. The Company started its regenerative medicine business in China in 2009 and expanded to CAR-T therapies in 2014.

NOTE 2 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”) for reporting on Form 10-Q. Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements herein. The unaudited Condensed Consolidated Financial Statements herein should be read in conjunction with the historical consolidated financial statements of the Company for the year ended December 31, 2019 included in our Annual Report on Form 10-K for the year ended December 31, 2019. Operating results for the three and six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.

Principles of Consolidation

Our unaudited condensed consolidated financial statements reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of our financial position and results of operations. Such adjustments are of a normal recurring nature, unless otherwise noted. The balance sheet as of June 30, 2020 and the results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of the results to be expected for any future period.

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

Liquidity and Going Concern

The Company recorded accumulated deficit of $225,046,129, cash and cash equivalents of $13,581,952 as of June 30, 2020, compared with accumulated deficit of $199,966,543, cash and cash equivalents and restricted cash of $32,443,649 as of December 31, 2019. Although management believes it can secure financial resources to satisfy the Company’s current liabilities and the capital expenditure needs in the next 12 months, there are no guarantees that these financial resources will be secured. Therefore, there is a substantial doubt about the ability of the Company to continue as a going concern that it may be unable to realize its assets and discharge its liabilities in the normal course of business. In order to finance our operation, management intends to rely upon external financing. This financing may be in the form of equity and or debt, in private placements and/or public offerings or arrangements with private lenders. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Recent Accounting Pronouncements

Accounting pronouncements adopted during the six months ended June 30, 2020

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

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment” (“ASU 2017-04”) which removes Step 2 from the goodwill impairment test. An entity will apply a one-step quantitative test and record the amount of goodwill impairment as the excess of a reporting unit’s carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The new guidance does not amend the optional qualitative assessment of goodwill impairment. Public business entities that meet the definition of an U.S. Securities and Exchange (SEC) filer, excluding entities eligible to be smaller reporting companies as defined by the SEC, should adopt the amendments in this Update for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. All other entities should adopt the amendments in this Update for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2022. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company adopted ASU 2017-04 on January 1, 2020. The adoption of the ASU 2017-04 did not have a material impact on the Company’s consolidated financial statements.

Accounting pronouncements not yet effective to adopt

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” (“ASU 2016-13”). Financial Instruments-Credit Losses (Topic 326) amends guideline on reporting credit losses for assets held at amortized cost basis and available-for-sale debt securities. For assets held at amortized cost basis, Topic 326 eliminates the probable initial recognition threshold in current GAAP and, instead, requires an entity to reflect its current estimate of all expected credit losses. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial assets to present the net amount expected to be collected. For available-for-sale debt securities, credit losses should be measured in a manner similar to current GAAP, however Topic 326 will require that credit losses be presented as an allowance rather than as a write-down. ASU 2016-13 affects entities holding financial assets and net investment in leases that are not accounted for at fair value through net income. The amendments affect loans, debt securities, trade receivables, net investments in leases, off balance sheet credit exposures, reinsurance receivables and any other financial assets not excluded from the scope that have the contractual right to receive cash. In October 2019, the FASB issued ASU 2019-10, Financial Instruments - Credit Losses (Topic 326), Derivatives and Hedging (Topic 815) and Leases (Topic 842), which defers the effective date for public filers that are considered small reporting companies as defined by the Securities and Exchange Commission to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Since the Company is a smaller reporting company, implementation is not needed until January 1, 2023. Adoption of the standard requires using a modified retrospective approach through a cumulative-effect adjustment to retained earnings as of the effective date to align existing credit loss methodology with the new standard. The Company is evaluating the impact of this standard on its consolidated financial statements, including accounting policies, processes, and systems, and expects the standard will have a minor impact on its consolidated financial statements.

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

NOTE 3 - VARIABLE INTEREST ENTITIES

VIEs are those entities in which a company, through contractual arrangements, bears the risk of, and enjoys the rewards normally associated with ownership of the entity, and therefore the Company is the primary beneficiary of the entity. Cellular Biomedicine Group Ltd (Shanghai) (“CBMG Shanghai”) and its subsidiaries are variable interest entities (VIEs) through which the Company conducts stem cell and immune therapy research and clinical trials in China. The registered shareholders of CBMG Shanghai are Lu Junfeng and Chen Mingzhe, who together own 100% of the equity interests in CBMG Shanghai. The initial capitalization and operating expenses of CBMG Shanghai are funded by our wholly foreign-owned enterprise (“WFOE”), Cellular Biomedicine Group Ltd. (Wuxi) (“CBMG Wuxi”). The registered capital of CBMG Shanghai is 10 million RMB and was incorporated on October 19, 2011. Beijing Agreen Biotechnology Co., Ltd. (“Agreen”) was acquired by CBMG Shanghai in September 2014. The registered capital of Agreen is 5 million RMB and was incorporated on April 27, 2011. In 2017, CBMG Shanghai established two subsidiaries in Wuxi and Shanghai. Wuxi Cellular Biopharmaceutical Group Ltd. was established on January 17, 2017 with registered capital of 20 million RMB and wholly owned by CBMG Shanghai. Shanghai Cellular Biopharmaceutical Group Ltd. (“SH SBM”) was established on January 18, 2017 with registered capital of 100 million RMB and wholly owned by CBMG Shanghai. For the period ended June 30, 2020 and 2019, nil and 32% of the Company revenue is derived from VIEs respectively.

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

The Company has aggregated the financial information of CBMG Shanghai and its subsidiaries in the table below. The aggregate carrying value of assets and liabilities of CBMG Shanghai and its subsidiaries (after elimination of intercompany transactions and balances) in the Company’s condensed consolidated balance sheets as of June 30, 2020 and December 31, 2019 are as follows:

	June 30,	December 31,
	2020	2019
Assets
Cash	$215,565	$13,424,425
Other receivables	233,716	201,532
Prepaid expenses	863,582	770,127
Total current assets	1,312,863	14,396,084

Property, plant and equipment, net	20,406,164	20,762,271
Right of use	12,369,284	13,541,518
Intangibles	1,218,453	1,226,955
Long-term prepaid expenses and other assets	4,697,627	4,742,138
Total assets	$40,004,391	$54,668,966

Liabilities
Short-term debt	$-	$14,334,398
Accounts payable	1,177,387	1,324,792
Other payables	3,706,282	4,090,154
Accrued payroll *	1,358,529	1,208,491
Deferred income	-	10,994
Total current liabilities	$6,242,198	$20,968,829

Other non-current liabilities	10,808,123	11,896,934
Total liabilities	$17,050,321	$32,865,763

* Accrued payroll mainly includes bonus accrual of $835,594 and $1,207,560 as of June 30, 2020 and December 31, 2019, respectively.

NOTE 4 - RESTRICTED CASH AND SHORT-TERM DEBT

On April 30, 2020, our wholly-owned subsidiary, CBMG Wuxi, received approval from Nanjing Bank for a one-year line of credit (the “NJB Line”) of up to CNY 30 million (approximately $4.2 million) for working capital and research and development activities.  As of June 30, 2020, we have drawn $3.5 million from the NJB Line at an annual interest rate of 5.4%.

On May 7, 2020, based on the condition that we remain as tenant in our landlord’s Wuxi Biotech Park for the next three years the landlord granted the Company an interest subsidy (the “Wuxi Interest Grant”)  at a maximum of CNY 18 million in aggregate (approximately $2.5 million) applicable to all of our Chinese bank loans capped at an aggregate of CNY 100 million.  The subsidy income directly offsets the interest expense when the accumulated interest expense is below CNY 18 million.

Convertible Debt

On January 28, 2020, the Board of Directors of the Company accepted the Special Committee of the Board of Directors (the “Special Committee”) and its advisers’ recommendation and the Company executed a sixteen million dollars ($16,000,000) bridge loan with Winsor Capital Limited, (the “Winsor Bridge Loan”). TF Capital Ranok Ltd., an affiliate of Winsor Capital Limited, is a member of the consortium that submitted a non-binding going-private proposal to the Company on November 11, 2019, and remained as a member of the consortium in the schedule 13D/A filed on June 24, 2020. The Winsor Bridge Loan is not conditioned upon the consortium bid. The Winsor Bridge Loan was funded in three tranches. The Company received with the first two tranches of $7 million each in January and March, 2020 and received the last tranche of $2 million on April 2, 2020. The term of the Winsor Bridge Loan called for repayment at the earliest of (i) the date falling nine months from the date of a convertible promissory note (the “Note”) issued pursuant to the terms of the Winsor Bridge Loan, or (ii) the occurrence of an Event of Default (as described in Section 6 of the Note) by converting and issuing to the account holder all (but not less than all) of the outstanding amount into the common stock of the Company at a conversion price equal to the lower of (A) $19.50 per share and (B) an amount representing a 15% discount to the volume weighted average price over the preceding 30 trading days prior to and including the maturity date. The Winsor Bridge Loan called for repayment of $7 million on each of November 1 and December 1 of 2020 and $2 million on January 1, 2021, plus accrued interest. If a consortium of investors acquires 100% of the shares of the Company or takes the Company private by way of merger or otherwise (the “Acquisition”), at the election of Winsor Capital Limited, all unpaid principal amount together with the unpaid and accrued interest payable under all tranches of the outstanding Winsor Bridge Loan may be converted into the common stock of the Company at a conversion price equal to the price per share payable in the Acquisition and issued to Winsor Capital Limited and Section 3 (Repayment) of the Note shall not apply. Related interest payable of $343,397 was recorded in other current liabilities as of June 30, 2020.

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

The details of the short-term debt as of June 30, 2020 and December 31, 2019 are as follows:

				As of June 30, 2020	As of December 31, 2019
Lender	Inception date	Maturity date	Interest rate	USD	USD

Merchants Bank	January 21, 2019 ~ January 31, 2019	January 21, 2020 ~ January 31, 2020	4.785%	-	3,496,361
Merchants Bank	February 22, 2019 ~ June 24, 2019	February 22, 2020 ~ June 24, 2020	4.35%	-	10,838,037
Winsor Capital Limited	January 29, 2020 ~ March 2, 2020	the earliest of (i) the date falling nine months from the inception date, or (ii) the occurrence of an event of default as defined in the loan agreement by converting and issuing to the account holder all (but not part) of the outstanding amount into the common stock of the Company.	6%	16,000,000	-
Nanjing Bank	June 19, 2020 ~June, 30, 2020	June 18, 2021 ~June, 29, 2021	5.4%	3,474,822	-

				19,474,822	14,334,398

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT

As of June 30, 2020 and December 31, 2019, property, plant and equipment, carried at cost, consisted of the following:

	June 30, 2020	December 31, 2019

Office equipment	$161,885	$160,315
Manufacturing equipment	16,565,154	14,963,621
Computer equipment	720,029	576,499
Leasehold improvements	15,679,538	15,516,570
Construction work in process	1,532,774	196,240
	34,659,380	31,413,245
Less: accumulated depreciation	(12,215,855)	(9,978,831)
	$22,443,525	$21,434,414

Depreciation expense was $1,186,213 and $2,404,807, for the three and six months ended June 30, 2020, respectively, as compared to $967,215 and $1,939,071 for the three and six months ended June 30, 2019, respectively.

NOTE 6 - INVESTMENTS

The Company’s investments represent the investment in equity securities listed in Over-The-Counter (“OTC”) markets of the United States of America:

June 30, 2020	Cost	Gross Unrealized Gains/(losses)	Gross Unrealized Losses more than 12 months	Gross Unrealized Losses less than 12 months	Market or Fair Value

Equity position in Arem Pacific Corporation	$480,000	$-	$(240,000)	$(240,000)	$-

December 31, 2019	Cost	Gross Unrealized Gains/(losses)	Gross Unrealized Losses more than 12 months	Gross Unrealized Losses less than 12 months	Market or Fair Value

Equity position in Arem Pacific Corporation	$480,000	$-	$(240,000)	$-	$240,000

There were no sales of investments for the six months period ended June 30, 2020 and 2019.

There were no unrealized holding gains or losses for the investments that were recognized in other comprehensive income for the six months ended June 30, 2020 and 2019.

The Company tracks each investment with an unrealized loss and evaluates them on an individual basis for other-than-temporary impairments, including obtaining corroborating opinions from third-party sources, performing trend analyses and reviewing management’s future plans. When investments have declines determined by management to be other-than-temporary, the Company recognizes write downs through earnings. Other-than-temporary impairment of investments for the six months period ended June 30, 2020 and 2019 was $240,000 and nil, respectively. In March 2020, the Company contacted certain brokers to handle our Arem Pacific Corporation (“ARPC”) restricted legend removal from the stock certificates to convert to free-trade shares. Because of ARPC’s non-filing status and illiquid nature of the stock, the brokers’ compliance department summarily rejected our request. In light of the illiquid nature of ARPC stock, we applied full impairment to our ARPC holdings in the first quarter of 2020.

NOTE 7 - FAIR VALUE ACCOUNTING

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

Level 1 - Quoted prices in active markets for identical assets or liabilities.

Level 2 - Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Classification within the hierarchy is determined based on the lowest level of input that is significant to the fair value measurement.

The carrying value of financial items of the Company, including cash and cash equivalents, other receivables, accounts payable and accrued liabilities, approximate their fair values due to their short-term nature and are classified within Level 1 of the fair value hierarchy. As of June 30, 2020, the carrying value of the Company’s short-term debts approximates fair value as the borrowing bears interest rates that are similar to existing market rates.

The Company’s investments are classified within Level 2 of the fair value hierarchy because of the insufficient volatility of the three stocks traded in OTC market. The Company did not have any Level 3 financial instruments as of June 30, 2020 and December 31, 2019.

Assets measured at fair value within Level 2 on a recurring basis as of June 30, 2020 and December 31, 2019 are summarized as follows:

As of December 31, 2019
Fair Value Measurements at Reporting Date Using:
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Equity position in ARPC	$240,000	$-	$240,000	$-

No shares were acquired in the six months ended June 30, 2020 and 2019.

As of June 30, 2020 and December 31, 2019, the Company holds 8,000,000 shares in Arem Pacific Corporation, 2,942,350 shares in Alpha Lujo, Inc. (“ALEV”), and 2,057,131 shares in Wonder International Education and Investment Group Corporation (“Wonder”), respectively.  Full impairment has been provided for shares of ALEV, Wonder and ARPC as of June 30, 2020. All available-for-sale investments held by the Company at December 31, 2019 have been valued based on level 2 inputs due to limited liquidity of these companies' shares.

NOTE 8 - INTANGIBLE ASSETS

          Most of our intellectual properties are developed internally. Because we do not capitalize our research and development expenses related to our home-grown intellectual properties, as of June 30, 2020, the intellectual properties acquired from the Agreen acquisition still account for the majority of the net book value of our intangible assets. We continue to apply the acquired Agreen intellectual properties in our immuno-oncology research and development activities. As such, there is no impairment on the continued use of the acquired Agreen intellectual properties.

As of June 30, 2020 and December 31, 2019, intangible assets, net consisted of the following:

Patents, knowhow, and licenses
	June 30, 2020	December 31, 2019
Cost basis	$15,238,393	$15,265,211
Less: accumulated amortization	(8,994,587)	(8,317,085)

	$6,243,806	$6,948,126

Software
	June 30, 2020	December 31, 2019
Cost basis	$747,450	$612,679
Less: accumulated amortization	(243,628)	(183,865)

	$503,822	$428,814

Total intangibles, net	$6,747,628	$7,376,940

Patents, knowhow, and licenses are amortized using an estimated useful life of five to ten years. All software is provided by a third-party vendor, is not internally developed, and has an estimated useful life of five years. Amortization expense for the three and six months ended June 30, 2020 was $378,538 and $753,022, respectively, and amortization expense for the three and six months ended June 30, 2019 was $362,124 and $719,967, respectively.

Estimated amortization expense for each of the ensuing years are as follows for the twelve months ending June 30:

Twelve months ending June 30,	Amount
2021	$1,512,808
2022	1,504,002
2023	1,496,603
2024	1,468,728
2025 and thereafter	765,487
$6,747,628

NOTE 9 - LEASES

The Company leases facilities and equipment under non-cancellable operating lease agreements. These facilities and equipment are located in the United States, Hong Kong, and China. The Company recognizes rental expense on a straight-line basis over the life of the lease period.

The Company recognized an operating liability with a corresponding Right-of-Use (“ROU”) asset of the same amounts based on the present value of the minimum rental payments of such leases. Related liabilities were recorded in other current liabilities and other non-current liabilities. We applied the short-term lease practical expedient to all leases of one year or less.

Quantitative information regarding the Company’s leases is as follows:

The components of lease expense were as follows:
	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Lease cost
Operating lease cost	880,529	708,700	1,769,316	1,415,880
Short-term lease cost	43,327	45,872	105,107	101,382
Total lease cost	923,856	754,572	1,874,423	1,517,262

Supplemental cash flow information related to leases was as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

Cash paid for the amounts included in the measurement of lease liabilities for operating leases:
Operating cashflows	124,564	1,261,990	1,352,880	2,530,983

Supplemental balance sheet information related to leases was as follows:

	June 30, 2020	December 31, 2019

Operating lease right-of-use assets	18,670,312	20,106,163
Other current liabilities	2,325,233	2,506,413
Other non-current liabilities	16,345,079	17,599,750

Weighted Average Remaining Lease Term (in years): Operating leases	7.5	7.9

Weighted Average Discount Rate: Operating leases	5%	5%

As of June 30, 2020, the Company has the following future minimum lease payments due under the foregoing lease agreements:

Twelve months ending June 30,	Amount
2021	$3,471,870
2022	3,158,468
2023	3,212,031
2024	3,099,259
2025 and thereafter	10,299,637

$23,241,265

NOTE 10 - RELATED PARTY TRANSACTIONS

          The Company may advance petty cash to officers for business travel purpose.  As of June 30, 2020 and December 31, 2019, other receivables due from officers for business travel purpose was nil.

NOTE 11 - EQUITY

ASC Topic 505 Equity paragraph 505-50-30-6 establishes that share-based payment transactions with nonemployees shall be measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.

During the three and six months ended June 30, 2020, the Company expensed $443,681 and $945,338 associated with unvested option awards, respectively, and $425,097 and $859,502 associated with restricted common stock issuances, respectively. During the three and six months ended June 30, 2019, the Company expensed $586,672 and $1,369,295 associated with unvested option awards, respectively, and $402,301 and $744,240 associated with restricted common stock issuances, respectively.

During the three and six months ended June 30, 2020, options for 120 and 47,355 underlying shares were exercised on a cash basis, respectively, and accordingly, 120 and 47,355 shares of the Company’s common stock were issued, respectively. During the three and six months ended June 30, 2019, options for 3,755 and 16,163 underlying shares were exercised on a cash basis, respectively, and accordingly, 3,755 and 16,163 shares of the Company’s common stock were issued, respectively.

During the three and six months ended June 30, 2020, 54,486 and 74,547 of the Company's restricted common stock were issued to directors, employees and advisors, respectively. During the three and six months ended June 30, 2019, 37,467 and 57,520 of the Company's restricted common stock were issued to directors, employees and advisors, respectively.

On February 21, 2020, the Special Committee received a preliminary non-binding proposal letter, dated the same day, from a consortium led by Mr. Tony (Bizuo) Liu, certain other senior management members of the Company, Hillhouse Bio Holdings, L.P., TF Capital Ranok Ltd., Dangdai International Group Co., Limited, Mission Right Limited, Maplebrook Limited, Viktor Pan, Zheng Zhou, OPEA SRL, Wealth Map Holdings Limited and Earls Mill Limited (the “Consortium Members”), to acquire all Shares of the Company (other than those Shares held by the Consortium Members that may be rolled over in connection with the transaction proposed in the Letter) for $19.50 per Share in cash in a going-private transaction.

On June 24, 2020, Velvet Investment Pte. Ltd. (“GIC”), Casdin Partners Master Fund, L.P., TF Capital Ranok Ltd., Tony (Bizuo) Liu, Ms. Li (Helen) Zhang, Mr. Yihong Yao, Mr. Chengxiang (Chase) Dai, Dangdai International Group Co., Limited, Mission Right Limited, Wealth Map Holdings Limited, Earls Mill Limited, Mr. Viktor Pan, Mr. Zheng Zhou, OPEA (the “Continuing Consortium Members”) and Hillhouse Bio Holdings, L.P. (“Hillhouse Bio”) entered into a termination agreement , pursuant to which Hillhouse Bio withdrew from the buyer consortium. Accordingly, the consortium agreement previously entered into by the Consortium Members in connection with the proposal (the “Consortium Agreement”) was terminated with respect to Hillhouse Bio.

On June 24, 2020, Yunfeng Fund III, L.P. (“Yunfeng Capital”) and the Continuing Consortium Members entered into an amended and restated consortium agreement which superseded the Consortium Agreement in its entirety on substantially the same terms as the Consortium Agreement to provide for, among other things, the inclusion of Yunfeng Capital as a new member of the Buyer Consortium.

          As of June 30, 2020, the Special Committee, with the assistance of its advisors, has not made a decision on the proposal.

NOTE 12 - COMMITMENTS AND CONTINGENCIES

Capital commitments

As of June 30, 2020, the capital commitments of the Company are summarized as follows:

June 30, 2020

Contracts for acquisition of plant and equipment being or to be executed	$653,790
To be excecuted approved budget for Rockville facilities	2,395,666
$3,049,456

NOTE 13 - STOCK BASED COMPENSATION

Our stock-based compensation arrangements include grants of stock options and restricted stock awards under the Stock Option Plan (consisting of the 2009 Plan, 2011 Plan, 2013 Plan, 2014 Plan and the 2019 Plan)  and certain awards granted outside of these plans. The compensation cost that has been charged against income related to stock options for the three and six months ended June 30, 2020 was $443,681 and $945,338, respectively, and for the three and six months ended June 30, 2019 was $586,672 and $1,369,295, respectively. The compensation cost that has been charged against income related to restricted stock awards for the three and six months ended June 30, 2020 was $425,097 and $859,502, respectively, and for the three and six months ended June 30, 2019 was $402,301 and $744,240, respectively.

As of June 30, 2020, there was $1,536,467 of unrecognized compensation cost related to an aggregate 166,846 of non-vested stock option awards and $2,083,975 related to an aggregate 152,987 of non-vested restricted stock awards.  These costs are expected to be recognized over a weighted-average period of 0.8 years for the stock options awards and 1.2 years for the restricted stock awards.

During the three and six months ended June 30, 2019, the Company issued options to purchase an aggregate of 40,907 shares of the Company’s common stock under the Stock Option Plan. The grant date fair value of these options was $487,918 using the Black-Scholes option valuation models with the following assumptions: exercise price is equal to the grant date stock price or average selling prices over the 30-business day period preceding the date of grant ranging from $16.17 to $17.13, volatility ranging from 87.38% to 88.03%, expected life of 6.0 years, and risk-free rate ranging from 1.91% to 2.36%. The Company is expensing these options on a straight-line basis over the requisite service period.

The following table summarizes stock option activity for the six months ended June 30, 2020:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Outstanding at December 31, 2019	1,788,888	$12.37	5.4	$9,394,219
Grants	36,546
Forfeitures	(78,460)
Exercises	(47,355)
Outstanding at June 30, 2020	1,699,619	$12.23	5.1	$7,543,532

Vested and exercisable at June 30, 2020	1,532,773	$11.91	4.7	$3,906,655

Exercise	Number of Options
Price	Outstanding	Exercisable

$3.00 - $4.95	185,547	185,547
$5.00 - $9.19	416,184	413,384
$9.20 - $15.00	519,047	423,871
$15.01 - $20.00	449,341	386,671
$20.10+	129,500	123,300
	1,699,619	1,532,773

The aggregate intrinsic value for stock options outstanding is defined as the positive difference between the fair market value of our common stock and the exercise price of the stock options.

Cash received from option exercises under all share-based compensation arrangements for the three and six months ended June 30, 2020 was $636 and $482,434, respectively, as compared to $41,527 and $150,788 for the three and six months ended June 30, 2019, respectively.

NOTE 14 - NET LOSS PER SHARE

Basic and diluted net loss per common share is computed on the basis of our weighted average number of common shares outstanding, as determined by using the calculations outlined below:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

Net loss	$(13,532,089)	$(12,096,697)	$(25,079,586)	$(21,433,485)

Weighted average shares of common stock	19,395,253	19,223,113	19,368,118	18,690,729
Dilutive effect of stock options	-	-	-	-
Restricted stock vested not issued	-	-	-	-
Common stock and common stock equivalents	19,395,253	19,223,113	19,368,118	18,690,729

Net loss per basic and diluted share	$(0.70)	$(0.63)	$(1.29)	$(1.15)

For the three and six months ended June 30, 2020 and 2019, the effect of conversion and exercise of the Company’s outstanding options are excluded from the calculations of dilutive net loss per share as their effects would have been anti-dilutive since the Company had generated losses for the three and six months ended June 30, 2020 and 2019.

NOTE 15 - INCOME TAXES

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

The Company considers all available evidence to determine whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become realizable. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carry-forward periods), and projected taxable income in assessing the realizability of deferred tax assets. In making such judgments, significant weight is given to evidence that can be objectively verified. Based on all available evidence, in particular our three-year historical cumulative losses, recent operating losses and U.S. pre-tax loss for the six months ended June 30, 2020, we recorded a valuation allowance against our U.S. and China net deferred tax assets.

In each period since its inception, the Company has recorded a valuation allowance for the full amount of net deferred tax assets, as the realization of deferred tax assets is uncertain. As a result, the Company has not recorded any federal or state income tax benefit in the consolidated statements of operations and comprehensive income (loss).

 The Company’s effective tax rate differs from statutory rates of 21% for U.S. federal income tax purposes,15% to 25% for Chinese income tax purpose and 16.5% for Hong Kong income tax purposes due to the effects of the valuation allowance and certain permanent differences as it pertains to book-tax differences in the value of client shares received for services.

Pursuant to the Corporate Income Tax Law of the PRC, all of the Company’s PRC subsidiaries are liable to PRC Corporate Income Taxes (“CIT”) at a rate of 25% except for CBMG Shanghai and Shanghai SBM.

According to Guoshuihan 2009 No. 203, if an entity is certified as an “advanced and new technology enterprise”, it is entitled to a preferential income tax rate of 15%. CBMG Shanghai obtained the certificate of “advanced and new technology enterprise” dated October 30, 2015 with an effective period of three years and the provision for PRC corporate income tax for CBMG Shanghai is calculated by applying the income tax rate of 15% from 2015. CBMG Shanghai re-applied and Shanghai SBM applied for the certificate of “advanced and new technology enterprise” in 2018, both of which received approval on November 27, 2018. On August 23, 2018, State Administration of Taxation issued a Bulletin on Enterprise Income Tax Issues Related to the Extension of Loss Carry-forward Period for Advanced and New Technology Enterprises and Small and Medium-sized Technology Enterprises (“Bulletin 45”). According to the Bulletin 45, an enterprise that obtains the both types of qualification in 2018, is allowed to carry forward all its prior year loss incurred between 2013 and 2017 to up to ten years instead of five years.  The same requirement applies to the enterprise obtaining the qualification after 2018.

As of June 30, 2020, all of the deferred income tax expense is offset by changes in the valuation allowance pertaining to the Company’s existing net operating loss carryforwards due to the unpredictability of future profit streams prior to the expiration of the tax losses.

The Company deferred payment of the employer share of the Social Security tax pursuant to the Coronavirus Aid, Relief, and Economic Security Act (CARES Act). Such tax payments beginning March 27, 2020 (the effective date of the CARES Act) through December 31, 2020 have been deferred. Deferred tax amounts would be paid over two years, in equal amounts due on December 31, 2021 and December 31, 2022. As of June 30, 2020, the deferred Social Security tax of the Company was $55,020.

NOTE 16 - SEGMENT INFORMATION

The Company is engaged in the development of new treatments for cancerous and degenerative diseases utilizing proprietary cell-based technologies, which have been organized as one reporting segment as they have substantially similar economic characteristic since they have similar nature and economic characteristics. The Company’s chief operating decision maker, the Chief Executive Officer, receives and reviews the result of the operation for all major cell platforms as a whole when making decisions about allocating resources and assessing performance of the Company. In accordance with FASB ASC 280-10, the Company is not required to report segment information.

NOTE 17 - SUBSEQUENT EVENTS

                 On July 13, 2020, the Company hosted a virtual research and development showcase to present an overview and update on the current state of its clinical and pre-clinical programs.

                On August 10, 2020, the Company notified China Merchant Bank of our plan to draw from a one-year line of credit for working capital and research and development activities. This line of credit is capped at CNY 30 million (approximately $4.3 million.)

               On August 11, 2020, the Company entered into a Bridge Loan Agreement (the “Yunfeng Bridge Loan Agreement”) with Yunfeng Capital Limited, an affiliate of Yunfeng Fund III, L.P., pursuant to which Yunfeng Capital Limited agreed to provide for an unsecured loan to the Company in an aggregate principal amount of $25 million (the “Yunfeng Bridge Loan”). The Company will repay all unpaid principal amount together with the unpaid and accrued interest payable for the Yunfeng Bridge Loan on the earlier of (i) August 7, 2021, and (ii) the occurrence of an Event of Default (as defined in the promissory note issued pursuant to the terms of the Yunfeng Bridge Loan Agreement for so long as such Event of Default has not been remedied by the end of the applicable grace period as set out in the Note (the earlier date of which being the “Maturity Date”). The Yunfeng Bridge Loan Agreement contains customary Events of Default for a loan of this type. Yunfeng Capital Limited has the right, at its option to convert all (but not part) of the outstanding amount under the Yunfeng Bridge Loan (i) on the Maturity Date into Company Common Stock at a conversion price equal to the lower of (A) US$19.50 per share and (B) an amount representing a 15% discount to the volume weighted average price over the preceding 30 trading days prior to and including the Maturity Date (as defined in the Note) or (ii) immediately prior to (but subject to) the closing of an Acquisition (as defined in the Note) prior to the Maturity Date, at a conversion price equal to the price per share of Company Common Stock payable (or deemed payable) in the Acquisition.

               On August 11, 2020, the Company and Winsor Capital Limited, an affiliate of TF Capital Ranok Ltd., entered into an Amendment Letter (the “Amendment Letter”) in connection with the bridge loan agreement of the Winsor Bridge Loan, dated as of January 28, 2020, by and between the Company and Winsor Capital Limited.  Pursuant to the Amendment Letter, the Company and Winsor Capital Limited have agreed to revise the terms of the previously announced bridge loan to provide for a new maturity date being the earlier of (i) August 7, 2021, and (ii) the occurrence of an Event of Default (as defined in the promissory note issued pursuant to the terms of the bridge loan agreement of the Winsor Bridge Loan) for so long as such Event of Default (as defined in the bridge loan agreement of the Winsor Bridge Loan) has not been remedied by the end of the applicable grace period as set out in therein.

On August 11, 2020, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with CBMG Holdings, an exempted company with limited liability incorporated under the laws of the Cayman Islands (“Parent”), and CBMG Merger Sub Inc., a Delaware corporation and a wholly-owned subsidiary of Parent (“Merger Sub”), providing for the merger of Merger Sub with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly-owned subsidiary of Parent. Parent and Merger Sub are newly-formed entities formed on behalf of a consortium consisting of (i) Bizuo (Tony) Liu (CEO of CBMG) and certain other members of CBMG management (Yihong Yao, Li (Helen) Zhang and Chengxiang (Chase) Dai) (collectively, the “Management Rollover Stockholders”), (ii) Dangdai International Group Co., Limited, Mission Right Limited, Wealth Map Holdings Limited, Earls Mill Limited, OPEA SRL, Maplebrook Limited, Full Moon Resources Limited, Viktor Pan and Zheng Zhou (together with the Management Rollover Stockholders, the “Consortium Rollover Stockholders”) and (iii) Yunfeng Fund III, L.P., TF Capital Fund III L.P., Velvet Investment Pte. Ltd., and Bizuo (Tony) Liu (in his capacity as an equity investor) (the “Equity Investors”).

Pursuant to the Merger Agreement, at the effective time of the Merger (“Effective Time”), each share of the Company’s common stock, par value $0.001 per share (“Company Common Stock”), issued and outstanding immediately prior to the Effective Time (other than (i) shares of Company Common Stock owned by Parent, Merger Sub or any other direct or indirect wholly-owned subsidiary of Parent and shares of common stock owned by the Company, (ii) certain shares of Company Common Stock owned by the Consortium Rollover Stockholders and Novartis Pharma AG (collectively, the “Rollover Stockholders”), and (iii) shares of Company Common Stock owned by stockholders who are entitled to appraisal rights pursuant to Section 262 of the DGCL) will be converted into the right to receive $19.75 in cash, without interest (the “Per Share Merger Consideration”). Concurrently with the execution and delivery of the Merger Agreement, the Consortium Rollover Stockholders entered into a Rollover and Support Agreement with Parent, and Novartis Pharma AG entered into a Rollover and Support Agreement with Parent.

On August 11, 2020, we executed a nonexclusive patent license agreement (the ”AAV5 License Agreement”) with the U.S. Department of Health and Human Services, as represented by National Heart, Lung, and Blood Institutean Institute or Center (hereinafter referred to as the “IC”) of the NIH for sixteen AAV5 vector patents, pursuant to which we acquired certain rights to the worldwide development, manufacture and commercialization of such licensed rights to introduce therapeutic genes to enhance the efficacy of T cell immunotherapy, and to produce CAR/TCR/TIL cells for the treatment of non-small cell lung cancer and multiple myeloma.

               Pursuant to the AAV5 License Agreement, the Company agreed to pay to the IC certain license fees for the rights to use the licensed technology, including an initial upfront cash payment. Additionally, during the term of the License Agreement, the Company will pay the IC: (i) an annual royalty per year (creditable against any earned royalties for such year), payable after signing of the AAV5 License Agreement (on a prorated basis) and subsequently every January 1; (ii) a single-digit percentage of net sales of the licensed products, payable on a semi-annual basis, which may be adjusted downward in the event the Company must pay a license fee to a third party; and (iii) an additional sublicense fee on the fair market value of any consideration received for granting a sublicense payable after the execution of each sublicense. Finally, the Company will pay the IC certain benchmark royalties upon achieving certain benchmarks keyed to various stages in clinical and commercial development.

               The Company has a unilateral right to terminate the AAV5 License Agreement. The IC has the right to terminate the AAV5 License Agreement if the Company: (i) has committed a material breach and fails to cure within the stated cure period; (ii) fails to use reasonable commercial efforts in developing the licensed products or processes, and the Company cannot otherwise demonstrate that it can be expected to take effective steps within a reasonable time to achieve practical application of the licensed products or processes; (iii) fails to achieve certain performance benchmarks, as may be modified; (iv) has willfully made a false statement of, or willfully omitted, a material fact in the license application or in any report required under the License Agreement; (v) is not keeping licensed products or processes reasonably available to the public after commercial use commences; (vi) cannot reasonably satisfy unmet health and safety needs; or (vii) cannot meet certain requirements for public use of the licensed technology specified by federal regulations issued after the date of the Agreement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management’s discussion and analysis summarizing the significant factors affecting our results of operations, financial condition and liquidity position for the three and six months ended June 30, 2020 and 2019, and should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this filing.

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

A variety of factors, some of which are outside our control, may cause our operating results to fluctuate significantly. They include:

•	the severity, magnitude, and duration of the COVID-19 pandemic, including impacts of the pandemic and of responses to the pandemic by governments, business, and individuals on our operations;

•	our ability to timely complete and equip our Rockville, Maryland GMP facility amid the COVID-19 pandemic;

•	our ability to mitigate the intracompany transferee visa travel ban in connection with the technical transfer of our institutionalized process from our Shanghai, China facility to the new Rockville site to support clinical trial in the U.S.;

•	our anticipated cash needs and our estimates regarding our anticipated expenses, capital requirements and our needs for additional financings;

•	the success, cost, and timing of our product development activities and clinical trials;

•	our ability and the potential to successfully advance our technology platform to improve the safety and effectiveness of our existing product candidates; the potential for our identified research priorities to advance our cancer and degenerative disease technologies;

•	our ability to obtain drug designation or breakthrough status for our product candidates and any other product candidates, or to obtain and maintain regulatory approval of our product candidates, and any related restrictions, limitations and/or warnings in the label of an approved product candidate;

•	the ability to generate or license additional intellectual property relating to our product candidates;

•	regulatory developments in China, the United States, and other foreign countries;

•	the potential of the technologies we are developing;

•	fluctuations in the exchange rate between the U.S. dollars and the Chinese Yuan;

•	our plans to equip our manufacturing facilities; and

•	the additional risks, uncertainties, and other factors described in our SEC filings.

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

For additional information, see Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Overview” of our 2019 Annual Report on Form 10-K.

OVERVIEW

The “Company”, “CBMG”, “we”, “us”, “our” and similar terms refer to Cellular Biomedicine Group, Inc. (a Delaware corporation) as a combined entity including each of its subsidiaries and controlled companies, unless the context otherwise requires.

Impact of COVID-19

The following guidance regarding the impact of the COVID-19 pandemic on our business operations is highly uncertain and subject to change. We cannot determine with certainty what the ultimate impact of the pandemic will be.

The COVID-19 pandemic has created new challenges for CBMG, the broader biotech community, and society as a whole. We have and continue to prioritize the safety and well-being of our employees and have implemented work-from-home policies for our U.S.- and China-based employees since the early stages of the COVID-19 pandemic. In early April 2020, our China-based employees returned to the office and are required to adhere to the Company’s COVID-19 prophylactic process and procedures. In July 2020, our U.S.-based employees also returned to the office in accordance with local rules and ordinances.  Commensurate to impacts throughout the biopharma industry, we have observed some broad-based COVID-19 supply chain related issues and are continuing to mitigate its impact on our operations by implementing concrete measures to prioritize the safety and physical wellbeing of our employees. Amid the COVID-19 pandemic, we are working with our clinical studies partners in China to mitigate risk to patients participating in our studies while taking into account regulatory, institutional, and government guidance and policies. We continue to evaluate enrollment trends in our studies as well as the impact of COVID-19 on our clinical programs. Patients enrolled on anti-BCMA CAR-T for Relapsed or Refractory Multiple Myeloma and anti-CD19/CD20 Bi-Specific CAR-T for Non-Hodgkin’s Lymphoma have continued treatment and study visits with limited disruption to date, and we are working closely with trial sites to support the continued treatment of patients in compliance with study protocols. An early phase clinical trial using T cells transduced with AFP TCR-T targeting hepatocellular carcinoma (HCC) has been initiated and is ongoing. There are no anticipated disruptions to drug supply in connection with these trials. However, the actual delay cannot be predicted and may vary by clinical study and program depending on a variety of currently unknown factors. The Company remains committed to maintaining its development plans but acknowledges the potential impact on clinical studies amid the rapidly evolving pandemic environment.

Recent Developments

On April 2, 2020, the Company received $2 million from the third and final tranche of the Winsor Bridge Loan of sixteen million dollars ($16,000,000) in accordance with an agreement entered into with Winsor Capital Limited on January 28, 2020.

On April 13, 2020, our Gaithersburg, Maryland site successfully imported our Shanghai, China produced GMP grade lentiviral vector and plasmid material designated for in vitro research and development in the U.S.

On April 18, 2020, the Company retained a U.S. based contract research organization to assist with its preparation of the U.S. pre-FDA TYPE-C meetings, Investigational New Drug (IND) gap analysis, PRE-IND and IND application for anti-CD20/CD19 bi-specific CAR (C-CAR039) for NHL,  and Tumor Infiltrating Lymphocyte therapy (our TIL051) for NSCLC.

On April 30, 2020, we received approval from Nanjing Bank for a one-year line of credit of up to CNY 30 million (approximately $4.2 million).  As of July 31, 2020, we have drawn $4.2 million from the Nanjing Bank Line at an annual interest rate of 5.4%.

On June 22, 2020, we gave a presentation entitled “Selecting Clinical Lead of TCRs Targeting Alpha-Fetoprotein-Positive Liver Cancer on Balance of Risk and Benefit” during the 2020 AACR annual meeting.

On June 29, 2020, we relocated our headquarters from New York City, New York to Gaithersburg, Maryland.

On August 11, 2020, we executed an amendment letter with Winsor Capital Limited to extend the maturity date with respect to each loan tranche of the Winsor Bridge Loan for one (1) year, effectively changing the repayment due date from November 1, 2020 to August 7, 2021.

On August 11, 2020, we entered into the Yunfeng Bridge Loan Agreement with Yunfeng Capital Limited, pursuant to which Yunfeng Capital Limited agreed to provide for an unsecured loan to the Company in an aggregate principal amount of $25 million. The effective repayment due date is expected on August 7, 2021.

On August 11, 2020, we entered into an Agreement and Plan of Merger with CBMG Holdings (“Parent”), and CBMG Merger Sub Inc. (“Merger Sub”), providing for the merger of Merger Sub with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly-owned subsidiary of Parent. Please refer to Note 17 of the unaudited condensed consolidated financial statements for additional information regarding the Merger.

On August 11, 2020, we executed the AAV5 License Agreement with the IC for sixteen AAV5 vector patents, pursuant to which we acquired certain rights to the worldwide development, manufacture and commercialization of such licensed rights to introduce therapeutic genes to enhance the efficacy of T cell immunotherapy, and to produce CAR/TCR/TIL cells for the treatment of non-small cell lung cancer and multiple myeloma.

In the next 12 months, we aim to accomplish the following, though there can be no assurances that we will be able to accomplish any of these goals:

•	Prepare and submit an IND for C-CAR039 (anti-CD20/CD19 bi-specific CAR-T) for NHL to the U.S. FDA;

•	Launch a clinical trial in the U.S. to evaluate the safety and clinical benefit of TIL in NSCLC (TIL051);

•	File IND application in China for C-TCR055 upon promising IIT proof of concept (POC) study results in China;

•	Improve our capabilities and resources, including the manufacturing capabilities of our U.S. R&D center in Rockville, Maryland to support our clinical development in the U.S.;

•	Continue to rationalize Novartis’ material specifications and reduce our cost on Kymriah®;

•	Explore strategic drug development partnership with large Pharma by leveraging our vertically integrated infrastructure in China to execute the IIT expedited POC.

•	Explore bringing our proprietary virus manufacturing process from Shanghai to our Rockville site to enable U.S. clinical trials;

•	Collaborate with Duke University on TIL process development to improve cycle time and institutionalized scalability;

•	Continue to assess and explore non-government third-party technologies to augment our IP portfolio;

•	Execute a lung resection tumor sample supply agreement with Duke University’s Institutional Review Board to support our TIL R&D development at the Rockville site;

•	Explore the feasibility of establishing a new R&D and clinical manufacturing site in China to adapt to our rapid business expansion and explore the addition of our Contract Development and Manufacturing Organization (CDMO) business to support certain specific market-oriented business strategies;

•	Further develop our strategy to increase our enterprise value and expand our capital market strategy;

•	Pursue additional capital funding to strengthen our balance sheet;

•	Execute the technology transfer and align the manufacturing processes with the global CAR-T leader to support the development of the world’s first CAR-T therapy in China;

•	Explore and introduce a gene therapy technology platform, product development, and manufacturing for our current business to create synergy with our cell therapy pipelines;

•	Invest more into R&D resources and enrich our intellectual property portfolio globally;

•	Evaluate and implement a digital data tracking and storage technology system for research and development, material management, GMP production, and integrated clinical data management;

•	Continue our allogeneic and autologous KOA clinical trials in China;

•	Evaluate emerging regenerative medicine technology platform for other indications, including exosome treatment of atypical pneumonia, and review recent developments in the competitive landscape;

•	Strengthen our Quality Management System (QMS) centralized document control system and electronic batch recording system for quality assurance, and laboratory information management system (LMS) for quality control. Leverage our QMS system and our strong scientific expertise in both the U.S. and China;

•	Continue to field inbound inquiries and to explore opportunities to monetize our clinical assets;

•	Collaborate with multinational pharmaceutical companies to co-develop cell therapy products in China and the U.S. by leveraging our existing leading clinical assets or researching on new targets; and

•	Continue to implement the International Organization for Standardization (ISO) 27001 standard to fortify our information assets security.

Our operating expenses for the three months ended June 30, 2020 were in line with management’s plans and expectations. We had an increase in total operating expenses of approximately $1 million and $3 million for the three and six months period ended June 30, 2020, as compared to the same periods ended June 30, 2019, which was primarily attributable to increased R&D expenses in 2020.

Corporate History

Please refer to Note 1 of the unaudited condensed consolidated financial statements for the corporate history.

BIOPHARMACEUTICAL BUSINESS

Our biopharmaceutical business was founded in 2009 by a team of seasoned Chinese-American executives, scientists and doctors. In 2010, we established a facility designed and built to comply with China’s GMP standards in Wuxi, China, and in 2012, we established a U.S. FDA compliant manufacturing facility in Shanghai. In November 2017, we opened our Zhangjiang facility in Shanghai, of which 40,000 square feet, or 35% of the total facility, was designed and built to GMP standards and dedicated to advanced cell manufacturing. We are expanding our U.S. presence with a new 22,477 square foot Rockville, Maryland facility scheduled to be completed in the latter part of 2020. The Rockville site is designed to house approximately 4,500 square feet of GMP manufacturing facility to support early stage U.S. clinical development. Our focus has been to serve the rapidly growing health care market initially in China by marketing and commercializing immune cell and stem cell therapeutics, related tools and products from our patent-protected homegrown and acquired cell technology, as well as by utilizing in-licensed and other acquired intellectual properties before shifting our attention to serve the mature and highly competitive health care market in the U.S. We continue to explore new products and gene therapies that may require the investment of a material amount of assets.

Our current treatment focal points are cancer and Knee Osteoarthritis (KOA).

Cancer. We are focusing our clinical development efforts on assets such as C-CAR088, C-CAR039, TIL051, AFT-TCRT in China and/or U.S. As discussed above in Item 1 - Business, under the subheading “Overview,” we entered into the Novartis LCA in September of 2018. With the execution of the Novartis LCA, we have prioritized our efforts on working with Novartis to bring Kymriah® to patients in China as soon as practicable. In light of our collaboration with Novartis, we will no longer pursue our own acute lymphoblastic leukemia (ALL) and diffuse large B-cell lymphoma (DLBCL) biologics license application submission with the NMPA. We plan to continue to leverage our cutting-edge Chemistry, Manufacturing and Control (CMC) platform, as well as our Quality Management System and our strong scientific expertise in the U.S and in China, to collaborate with multinational pharmaceutical companies to co-develop cell therapies in China.

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

We established adult adipose-derived progenitor cell and immuno-oncology cellular therapy platforms in treating specific medical conditions and diseases. Our QMS have been assessed and certified to meet the requirements of ISO 9001: 2015, and a quality manual based on GMP guidelines has been finalized. The facilities, utilities and equipment in both Zhangjiang and Wuxi Sites have been calibrated and/or qualified and in compliance with requirements of local health authorities. We installed an Enterprise Quality Management System (EQMS) in April 2019 to facilitate the quality activities. A document management system and Laboratory Information Management System (LIMS) will be installed and qualified in early 2021.

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

Chimeric antigen receptor T-cells (CAR-Ts)

According to the U.S. National Cancer Institute’s 2013 cancer topics research update on CAR-T-Cells, excitement is growing for immunotherapy-therapies that harness the power of a patient’s immune system to combat their disease, or what some in the research community are calling the “fifth pillar” of cancer treatment.

One approach to immunotherapy involves engineering patients’ own immune cells to recognize and attack their tumors. This approach is called adoptive cell transfer. Adoptive cell transfer’s building blocks are T-cells, a type of immune cell collected from the patient’s own blood. One of the well-established adoptive cell transfer approaches is CAR-T cancer therapy. After collection, the T-cells are genetically engineered to produce special receptors on their surface called chimeric antigen receptors (CARs). CARs are proteins that allow the T-cells to recognize a specific protein (antigen) on tumor cells. These engineered CAR-T cells are then grown until the number reaches dose level. The expanded population of CAR-T cells is then infused into the patient. After the infusion, if all goes as planned, the T-cells multiply in the patient’s body and, with guidance from their engineered receptor, recognize and kill cancer cells that harbor the antigen on their surfaces. This process builds on a similar form of adoptive cell transfer pioneered from NCI’s Surgery Branch for patients with advanced melanoma. In 2013, NCI’s Pediatric Oncology Branch commented that the CAR-T cells are much more potent than anything they can achieve with other immuno-based treatments being studied. Although investigators working in this field caution that there is still much to learn about CAR T-cell therapy, the early results from trials like these have generated considerable optimism.

CAR-T cell therapies, such as anti-CD19 CAR-T and anti-BCMA CAR-T, have been tested in several hematological indications on patients that are refractory/relapsing to chemotherapy, and many of them have relapsed after stem cell transplantation. All of these patients had limited treatment options prior to CAR-T therapy. We have begun an anti-BCMA CAR-T investigator-initiated trial in January 2019 and are continuing to enroll more patients. CAR-T has shown encouraging clinical efficacy in many of these patients, and some of them have had durable clinical response for years. However, some adverse effects, such as CRS and neurological toxicity, have been observed in patients treated with CAR-T-cells. For example, in July 2016, Juno Therapeutics, Inc. reported the death of patients enrolled in the U.S. Phase-II clinical trial of JCAR015 (anti-CD19 CAR-T) for the treatment of relapsed or refractory B-cell acute lymphoblastic leukemia (B-ALL). The U.S. FDA put the trial on hold and lifted the hold within a week after Juno provided a satisfactory explanation and solution. Juno attributed the cause of patient deaths to the use of Fludarabine preconditioning and they switched to use only cyclophosphamide pre-conditioning in subsequent enrollment.

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

In May 2018, the U.S. FDA approved Novartis’ Kymriah®  for intravenous infusion for its second indication-the treatment of adult patients with relapsed or refractory (r/r) large B-cell lymphoma after two or more lines of systemic therapy including DLBCL not otherwise specified, high grade B-cell lymphoma and DLBCL arising from follicular lymphoma. Kymriah® is now the only CAR-T cell therapy to receive U.S. FDA approval for two distinct indications in non-Hodgkin lymphoma and B-cell ALL. On September 25, 2018, we entered into the Novartis LCA with Novartis to manufacture and supply Kymriah® to Novartis in China.

Besides anti-CD19 CAR-T, anti-BCMA CAR-T has shown promising clinical efficacy in treatment of multiple myeloma. For example, bb2121, a CAR-T therapy targeting BCMA, has been developed by Bluebird bio, Inc. and Celgene for previously treated patients with multiple myeloma. Based on preliminary clinical data from the ongoing Phase-I study CRB-401, bb2121 has been granted Breakthrough Therapy Designation by the U.S. FDA and PRIME eligibility by the European Medicines Agency (EMA) in November 2017. Some companies have made progress in securing financing for development of this therapy.

Recent progress in Universal Chimeric Antigen Receptor (UCAR) T-cells showed benefits such as ease of use, availability and the drug pricing challenge. Currently, most therapeutic UCAR products are being developed with gene editing platforms such as CRISPR or TALEN. For example, UCART19 is an allogeneic CAR T-cell product candidate developed by Cellectis for treatment of CD19-expressing hematological malignancies. UCART19 Phase-I clinical trials started in adult and pediatric patients in Europe in June 2016 and in the U.S. in 2017. The use of UCAR may have the potential to overcome the limitation of the current autologous approach by providing an allogeneic, frozen, “off-the-shelf” T-cell products for cancer treatment.

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

The American Cancer Society estimates there will be 1.8 million new cancer cases diagnosed and 606,520 cancer deaths in the U.S. in 2020. According to a 2018 International Agency for Cancer publication, China, as the most populous country in the world with an estimated population of nearly 1.42 billion, is projected to have around 4.51 million cancer cases and 3.04 million cancer death by year 2020. A 2018 Global Cancer Statistics Cancer Communications report (the 2018 Global Cancer Statistics Report) states that compared  to the U.S. and UK, China has a 30% and 40%, respectively, higher cancer mortality among which 36.4% of the cancer-related deaths were from the digestive tract cancers (stomach, liver and esophagus cancer) and have relatively poorer prognoses.

The 2018 Global Cancer Statistics Report also reported that in 2018, lung cancer was the most diagnosed cancer type worldwide and in China with 2,093,8761 and 733,3002 new cases respectively. HCC is the 4th most common cancer in China and more than 50% of new HCC cases world-wide are in China. There are approximately 466,000 new liver cancer cases each year in China with the mortality around 343,7003 In 2018, there were approximately 510,000 new cases of NHL worldwide with 248,724 patient deaths.4

_________

1 Chen et al. CA Cancer J Clin. 2016; 66:155-132

2 Bray F et al. CA Cancer J Clin. 2018: 68:394-424

Multiple myeloma accounts for 1% of all cancers and approximately 10% of all hematological malignancies5. In 2016 there were 138,509 incident cases worldwide. The United States had the most cases (24,407) and the most deaths (14,212), China was the second in both measures with 16,537 incident cases and 10,363 deaths. The global incidence of multiple myeloma rose by 126% from 1990 to 2016. East Asia (China, North Korea, and Taiwan) saw incident cases of multiple myeloma jump by 262%, which was the largest increase among any of the 21 global regions6.

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

_____________

3 Chen et al. CA Cancer J Clin. 2016; 66:155-132

4 Bray F et al. CA Cancer J Clin. 2018: 68:394-424

5 Moreau P et al., Annals of Oncol. 24 (Supplement 6): vi133-vi137, 2013)

6 Cowan AJ et al., JAMA Oncol. 2018;4(9):1221-1227

According to Alternative and Integrative Medicine, 53% of KOA patients will degenerate to the point of disability. Conventional treatment usually involves invasive surgery with painful recovery and physical therapy and replacement surgeries are typically only suggested and performed on patients in the late stage of KOA.

Our Global Strategy

CBMG is a drug development company focusing on developing cell therapies first in China, to take advantage of cost efficiencies, leveraging the expeditious IIT process in China, publish and share our data in major conferences and scientific journals and then address the rest-of-the-world market after safety and efficacy of those programs are established. Our strategy outside of China to monetize our assets is to pursue the proof of concept (POC) acknowledgement bolstered by promising clinical development data from IIT or early IND in the U.S.. After POC, our plan is to proactively seek strategic partnership to defray the prohibitive costs associated in achieving Biologics License Application (BLA) approval in the United States and the rest of the world

Our goal is to develop safe and effective cellular therapies for indications that represent a large unmet need in China. We intend to use our first-mover advantage in China, against a backdrop of enhanced regulation by the central government, to differentiate ourselves from the competition and establish a leading position in the China cell therapeutic market. We intend to invest and expand our clinical research capabilities by building drug development and manufacturing infrastructure in China and in the U.S., expanding our clinical research platform, hiring new talent and enhancing our existing coverage. We believe that few competitors in China are as well-equipped as we are in the areas of clinical trial development, internationally compliant manufacturing, quality assurance and control, as well as our dedication to regulatory compliance and process improvement.

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

In China, Good Clinical Practice (GCP) only requires institutional review board approval from the hospital and local NMPA approval for IIT, which is more expeditious than the traditional IND route. IITs can provide early evidence of POC for novel drugs which are more time and cost efficient than the traditional IND approach. IITs are also good ways to identify and develop novel platforms. Currently, we have our own drug development pipeline in CAR-T, AFP TCR-T, TIL and KOA. Our R&D team continues to identify additional platform cell therapy technologies to develop internally or acquire established technologies.

In addition to the manufacturing of Novartis’ Kymriah® for patients in China as contemplated by the Novartis LCA and the Manufacture and Supply Agreement with Novartis, we are actively developing and evaluating other therapies comprised of other CAR-T, TCR-T and TIL therapies. We have also advanced our KOA AlloJoin® Phase-II clinical trial and ReJoin® Phase-II clinical trial with the NMPA.

In addition to our drug development efforts, we are evaluating co-development, strategic partnerships and both in-licensing and out-licensing opportunities with high quality, multinational partners. Such partnerships will enable us to take advantage of the technologies of our partners while leveraging our quality control and manufacturing infrastructure to further expand our pipelines.

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

Our Targeted Indications and Potential Therapies

The chart below illustrates CBMG’s pipelines:

STEM CELL THERAPY

	PRODUCT	INDICATION	PRECLINICAL	PHASE 1	PHASE 2	PHASE 3
haMPC	Re-Join® **(Auto.)**	KOA				
	AlloJoin® **(Allo.)**	KOA				

KOA = knee osteoarthritis Auto. = autologous Allo. = allogenic

IMMUNO-ONCOLOGY THERAPY

	PRODUCT	INDICATION	PRECLINICAL	PHASE 1	PHASE 2
CAR-T	Anti-BCMA **CAR**	MM			
	Anti-CD20 **CAR**	R/R NHL			
	Anti-CD19, CD20 **BiCAR**	NHL			
TCR-T	AFP **TCR-T**	HCC			
TIL	**TIL1** (combo w/ anti-PD-1)	NSCLC			
	TIL2 (combo w/ anti-PD-1)	Solid Tumors			

MM = multiple myeloma R/R = relapsed/refractory NHL = non-Hodgkin lymphoma
ALL = acute lymphocytic leukemia HCC = hepatocellular carcinoma NSCLC = non-small cell lung cancer
TIL = tumor infiltrating lymphocytes TIL1 = traditional TIL TIL2 = neoantigen-reactive TIL

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

We have developed several CAR-Ts to treat hematological malignancies including anti-CD20, anti-CD20-19 bispecific CAR-T, and anti-BCMA CAR-Ts, and we have initiated clinical studies to evaluate the safety and efficacy of these assets. We are preparing for U.S. pre-FDA Type-C meetings and to conduct investigational new drug (IND) gap analysis for our U.S. pre-IND and IND application for C-CAR039 anti-CD20/CD19 Bi-specific CAR for NHL, and TIL051 for NSCLC.

CCAR039

C-CAR039 is a novel bispecific CAR-T, targeting both CD19 and CD20. C-CAR039 showed reactivity against both single positive and double positive tumor in vitro and in vivo, and has the potential to be the best-in-class of CAR-T cell therapies for B cell NHL as it addresses the CD19 antigen loss by co-targeting CD20. As of June 15, 2020, the IIT study enrolled 16 patients, with 10 patients infused. No Grade 3 or higher CRS was observed. No Grade 2 or higher neurotoxicity was observed. Cytopenia was mostly related to Cy/Flu lymphodepletion. We observed encouraging early efficacy signals with a limited number of evaluable patients. We plan to present this early clinical data in a major conference by the end of the year.

C-CAR088

BCMA is a member of the TNF receptor superfamily, universally expressed in MM cells. It is not detectable in normal tissues except plasma and mature B cells. It is a proven, effective and safer target for treating refractory MM patients in several clinical trials. We have developed unique BCMA CARs. Our BCMA CAR clinical lead (C-CAR088) exhibits potent anti-tumor activity both in vitro and in vivo. We initiated an IIT in refractory MM patients in January 2019. As of June 15, 2020, we have enrolled 25 patients and infused 22 patients. 17 patients had evaluable data for safety and clinical response. We observed 100% ORR in 17 patients. Best responses included 5 CR, 9 VGPR and 3 PR. No Grade 4 or higher CRS was observed in 17 patients. No Grade 2 or higher neurotoxicity and DLTs was observed. Cytopenia was mostly related to Cy/Flu lymphodepletion. We continue to evaluate the therapeutic index with more patients at 6×106 CAR+ cell/kg (high dose) and the duration of response.

AFP TCR

We license the AFP-TCR technology from Augusta University.  C-TCR055 is CBMG’s proprietary clinical lead of TCR-T which specifically recognizes the HLA-A*02:01 restricted AFP158-166 peptide that is highly expressed in HCC and other solid tumors. It was selected based on anti-tumor activity and a preclinical safety profile including on/off-target toxicity and allo-reactivity. We are currently conducting an IIT to evaluate the safety and clinical efficacy in China.

TIL

CBMG is developing multiple approaches for TIL therapies to treat immunogenic cancers. In the early stages of cancer, lymphocytes infiltrate into the tumor, specifically recognizing the tumor targets and mediating anti-tumor response. These cells are known as TIL. TIL-based therapies have shown encouraging clinical results in melanoma, cervical cancer, and NSCLC. For example, in Phase-II clinical studies in patients with metastatic melanoma performed by Dr. Steven Rosenberg, TIL therapy demonstrated robust efficacy in patients with metastatic melanoma with objective response rates of 56% and complete response rates of 24%. We have started our manufacture process development in both the U.S. and China and will sponsor and initiate a TIL trial in the U.S. to evaluate the safety and clinical efficacy of TIL in stage IIIB and IV NSCLC patients refractory to anti-PD1 therapy in 2021.

CD20 CAR

CD20 is broadly overexpressed in a series of B-cell malignant tumors. In the patients that relapsed after CD19 CAR-T treatment, the expression of CD20 on target tumor cells is relatively stable. It is proven to be an optimal target for treating CD19 CAR-T relapsing patients. We have developed a novel CD20 CAR-Ts clinical lead asset, which has demonstrated strong anti-tumor activity in both in vitro assays and in vivo animal studies. Currently the program is in an IIT to evaluate the safety and clinical benefit in anti-CD19 CAR-T refractory DLBCL patients in China.

Knee Osteoarthritis (KOA)

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

The haMPCs are currently being considered as a new and effective treatment for osteoarthritis, with a huge potential market. Osteoarthritis is one of the ten most disabling diseases in developed countries. Worldwide estimates are that 9.6% of men and 18.0% of women aged over 60 years have symptomatic osteoarthritis. According to the Global Osteoarthritis Therapeutics Market report 1029-2024 Market, the osteoarthritis therapeutics market is projected to reach $10.1 billion by 2024 from $6.8 billion in 2019, at a CAGR of 8.1%.

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

Our competitors are pursuing treatments for osteoarthritis with knee cartilage implants. However, unlike their approach, our KOA therapy is not surgically invasive-it uses a small amount (30ml) of adipose tissue obtained via liposuction from the patient, which is cultured and re-injected into the patient. The injections are designed to induce the body’s secretion of growth factors promoting immune response and regulation, and regrowth of cartilage. The down-regulation of the patient’s immune response is aimed at reducing and controlling inflammation which is a central cause of KOA.

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

The osteoarthritis industry is highly competitive and subject to rapid and significant technological change. The large size and expanding scope of the pain market makes it an attractive therapeutic area for biopharmaceutical businesses. Our potential competitors include pharmaceutical, biotechnology, medical device and specialty pharmaceutical companies. Several of these companies have robust drug pipelines, readily available capital and established research and development organizations. We believe our success will be driven by our ability to develop and commercialize treatment options that make a meaningful difference for patients with KOA. Our primary competitors in the field of stem cell therapy for osteoarthritis and other indications include Mesoblast Ltd., Caladrius Biosciences, Inc. and others. On September 12, 2019, we launched allogenic haMPC KOA Phase-II of the clinical trial across six leading hospitals in China. We submitted our autologous adipose stem cell therapy (ReJoin® ) KOA with IND filing with the CDE and the application was approved by NMPA. Additionally, in the general area of cell-based therapies for knee osteoarthritis ailments, we potentially compete with a variety of companies, from big pharma to specialty medical products or biotechnology companies. Some of these companies, such as Abbvie, Merck KGaA, Sanofi, Teva, GlaxosmithKline, Baxter, Johnson & Johnson, Sanumed, Medtronic and Miltenyi Biotech are well-established and have substantial technical and financial resources compared to ours. However, as cell-based products are only just recently emerging as viable medical therapies, many of our more direct competitors are smaller biotechnology and specialty medical products companies comprised of Vericel Corporation, Regeneus Ltd., Advanced Cell Technology, Inc., Nuo Therapeutics, Inc., ISTO technologies, Inc., Ember Therapeutics, Athersys, Inc., Bioheart, Inc., Mesoblast, Pluristem, Inc., Medipost Co. Ltd. and others. There are also several non-cell-based, small molecule and peptide clinical trials targeting knee osteoarthritis, and several other U.S. FDA-approved treatments for knee pain.

Other companies have OA product candidates in advanced stages of clinical development. These product candidates include:

•	Anika Therapeutics, Inc.’s Cingal®, which has been approved as combination viscosupplement,is formulated to provide a cross-linked hyaluronic acid (HA) and a fast acting steroid to effectively treat the symptoms associated with OA.

•	Kolon TissueGene, Inc.’s Invossa™, which is a combination of human allogeneic chondrocytes and TGF-b1 transfected allogeneic chondrocytes. In November 2018, Kolon TissueGene announced that it enrolled the first patient in a pivotal U.S. Phase-III trial. According to clinicaltrials.gov, the estimated primary completion date for the trial is October 2023.

•	Ampio Pharmaceuticals, Inc.’s Ampion™, which is a derivative of human serum albumin, is described as having anti-inflammatory properties, and is formulated for immediate-release. Ampio stated that Ampion is in Phase-III development but has not announced a timeline for submitting a Biologics License Application, or BLA.

•	Centrexion Therapeutics Corporation’s CNTX-4975, which is a synthetic, ultra-pure injection of trans-capsaicin. In December 2018, Centrexion announced completion of patient enrollment in its Phase-III VICTORY-1 trial.

•	A number of investigational nerve growth factor antibodies are in development. Regeneron’s fasinumab and Pfizer and Eli Lilly’s tanezumab are both in Phase-III development. Initial results from Phase-III clinical trials for each were announced in 2018. In January 2019, Pfizer and Lilly announced results from a second Phase-III study showing that the tanezumab 5 mg treatment arm met all three co-primary endpoints at 24 weeks, however in the 2.5 mg treatment arm, patients’ overall assessment of their OA was not statistically different than placebo. Rapidly progressive OA was seen in 2.1% of tanezumab-treated patients and was not observed in the placebo arm.

•	Servier and Galapagos NV’s S201086/GLPG1972, an ADAMTS-5 inhibitor, is currently in Phase-II clinical development.

•	Taiwan Liposome Company’s TLC599, which is a liposomal formulation of dexamethasone sodium phosphate. TLC599 is currently in Phase-III clinical trial.

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

During the three and six months ended June 30, 2020, we believe that there have been no significant changes to the items that we disclosed as our critical accounting policies and estimates in the “Critical Accounting Policies and Estimates” section of Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Results of Operations

Below is a discussion of the results of our operations for the three and six months ended June 30, 2020 and 2019. These results are not necessarily indicative of result that may be expected in any future period. Our prospects should be considered in light of the risks, expenses and difficulties that we may encounter. We may not be successful in addressing these risks and difficulties.

Comparison of Three Months Ended June 30, 2020 to Three Months Ended June 30, 2019

The descriptions in the results of operations below reflect our operating results as set forth in our Condensed Consolidated Statement of Operations filed herewith.

	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019

Net sales and revenue	$-	$-

Operating expenses:
Cost of sales	-	-
General and administrative	3,280,529	3,180,709
Selling and marketing	-	41,252
Research and development	10,086,204	9,062,526
Total operating expenses	13,366,733	12,284,487
Operating loss	(13,366,733)	(12,284,487)

Other (expense) income
Interest income, net	22,797	182,017
Other (expense) income, net	(188,153)	7,123
Total other (expense) income	(165,356)	189,140
Loss before taxes	(13,532,089)	(12,095,347)

Income taxes provision	-	(1,350)

Net loss	$(13,532,089)	$(12,096,697)
Other comprehensive loss:
Cumulative translation adjustment	43,985	(395,525)
Total other comprehensive loss:	43,985	(395,525)
Comprehensive loss	$(13,488,104)	$(12,492,222)

Net loss per share:
Basic and diluted	$(0.70)	$(0.63)

Weighted average common shares outstanding:
Basic and diluted	19,395,253	19,223,113

________

* These line items include the following amounts of non-cash, stock-based compensation expense for the periods indicated:

	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019

General and administrative	469,838	460,153
Selling and marketing	-	7,707
Research and development	398,940	521,113
	868,778	988,973

Results of Operations

General and Administrative Expenses

	2020	2019	Change	Percent

For the three months ended June 30,	$3,280,529	$3,180,709	$99,820	3%

          No material change as compared with the period ended June 30, 2019.  General and Administrative expenses primarily relate to administrative expenses, professional fees and depreciation.

Selling and Marketing Expenses

	2020	2019	Change	Percent

For the three months ended June 30,	$-	$41,252	$(41,252)	(100)%

We did not have a sales force in 2020 and therefore, no expense has been incurred in 2020.

Research and Development Expenses

	2020	2019	Change	Percent

For the three months ended June 30,	$10,086,204	$9,062,526	$1,023,678	11%

Research and development costs increased by approximately $1,024,000 in the three months ended June 30, 2020 as compared to the three months ended June 30, 2019, primarily as a result of the increase in the staff costs of $632,000 and clinical trial expenses of $717,000. The increase was primarily attributed to the increased spending in the growth of our pipeline in both liquid tumor and solid tumor development and expanding the U.S. R&D operations at Maryland.

R&D expenses for the three months ended June 30, 2020 and 2019 are as follows:

	For the Three Months Ended
	June 30,
	2020	2019

Research and pre-clinical studies	$1,535,596	$1,471,641
Development, clinical development and studies	8,550,608	7,590,885

Total	$10,086,204	$9,062,526

Operating Loss

	2020	2019	Change	Percent

For the three months ended June 30,	$(13,366,733)	$(12,284,487)	$(1,082,246)	9%

The increase in the operating loss for the three months ended June 30, 2020 as compared to the same period in 2019 is primarily due to changes in research and development expenses, which is described above.

Total Other (Expense) Income

	2020	2019	Change	Percent

For the three months ended June 30,	$(165,356)	$189,140	$(354,496)	(187)%

Other expense for the three months ended June 30, 2020 was primarily interest expense of $238,000, offset by subsidy income of $45,000 and interest income of $23,000. Other income for the three months ended June 30, 2019 was primarily net interest income of $182,000 and foreign currency exchange gain of $83,000 offset by equipment disposal loss of $92,000.

Income Taxes Provision

	2020	2019	Change	Percent

For the three months ended June 30,	$-	$(1,350)	$1,350	N/A

While we have optimistic plans for our business strategy, we determined that a valuation allowance was necessary given the current and expected near term losses and the uncertainty with respect to our ability to generate sufficient profits from our business model. Therefore, we established a valuation allowance for deferred tax assets other than the extent of the benefit from other comprehensive income. Income tax expense for the three months ended June 30, 2019 all represent US state tax.

Net Loss

	2020	2019	Change	Percent

For the three months ended June 30,	$(13,532,089)	$(12,096,697)	$(1,435,392)	12%

The increase in net loss for the three months ended June 30, 2020 as compared to the same period in 2019 is primarily attributable to changes in operations which are described above.

Comprehensive Loss

	2020	2019	Change	Percent

For the three months ended June 30,	$(13,488,104)	$(12,492,222)	$(995,882)	8%

Comprehensive loss for the three months ended June 30, 2020 and 2019 includes a currency translation net gain (loss) of approximately $44,000 and ($396,000) combined with the changes in net loss, respectively.

Comparison of Six Months Ended June 30, 2020 to Six Months Ended June 30, 2019

The descriptions in the results of operations below reflect our operating results as set forth in our Condensed Consolidated Statement of Operations filed herewith.

	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019

Net sales and revenue	$-	$49,265

Operating expenses:
Cost of sales	-	8,087
General and administrative	6,711,873	6,628,443
Selling and marketing	-	83,512
Research and development	17,845,562	15,030,622
Impairment of investments	240,000	-
Total operating expenses	24,797,435	21,750,664
Operating loss	(24,797,435)	(21,701,399)

Other (expense) income
Interest income, net	35,569	279,051
Other expense, net	(315,945)	(7,387)
Total other (expense) income	(280,376)	271,664
Loss before taxes	(25,077,811)	(21,429,735)

Income taxes provision	(1,775)	(3,750)

Net loss	$(25,079,586)	$(21,433,485)
Other comprehensive loss:
Cumulative translation adjustment	(392,828)	601
Total other comprehensive loss:	(392,828)	601
Comprehensive loss	$(25,472,414)	$(21,432,884)

Net loss per share:
Basic and diluted	$(1.29)	$(1.15)

Weighted average common shares outstanding:
Basic and diluted	19,368,118	18,690,729

* These line items include the following amounts of non-cash, stock-based compensation expense for the periods indicated:

	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019

General and administrative	921,938	1,026,745
Selling and marketing	-	17,523
Research and development	882,902	1,069,267
	1,804,840	2,113,535

Results of Operations

Net sales and revenue

	2020	2019	Change	Percent

For the six months ended June 30,	$-	$49,265	$(49,265)	(100)%

We are a clinical stage company, and currently have no material revenues or other income with similar effect.

Cost of Sales

	2020	2019	Change	Percent

For the six months ended June 30,	$-	$8,087	$(8,087)	(100)%

The change in gross margin was immaterial as currently we have no material revenues.

General and Administrative Expenses

	2020	2019	Change	Percent

For the six months ended June 30,	$6,711,873	$6,628,443	$83,430	1%

No material change as compared with the six months ended June 30, 2019. General and Administrative expenses primarily relate to administrative expenses, professional fees and depreciation.

Selling and Marketing Expenses

	2020	2019	Change	Percent

For the six months ended June 30,	$-	$83,512	$(83,512)	(100)%

We did not have a sales force in 2020 and therefore, no expense has been incurred in 2020.

Research and Development Expenses

	2020	2019	Change	Percent

For the six months ended June 30,	$17,845,562	$15,030,622	$2,814,940	19%

Research and development costs increased by approximately $2,815,000 in the six months ended June 30, 2020 as compared to the six months ended June 30, 2019, primarily as a result of the increase in the staff costs of $1,225,000 and clinical trial expenses of $1,338,000. The increase was primarily attributed to the increased spending in the growth of our pipeline in both liquid tumor and solid tumor development and expanding the U.S. R&D operations at Maryland.

R&D expenses for the six months ended June 30, 2020 and 2019 are as follows:

	For the Six Months Ended
	June 30,
	2020	2019

Research and pre-clinical studies	$3,726,222	$3,004,627
Development, clinical development and studies	14,119,340	12,025,995

Total	$17,845,562	$15,030,622

Impairment of Investments

	2020	2019	Change	Percent

For the six months ended June 30,	$240,000	$-	$240,000	N/A

The impairment of investments for the six months ended June 30, 2020 is comprised of the recognition of other-than-temporary impairment on the value of shares in investments of $240,000. No such expense existed for the period ended June 30, 2019. In 2020, the Company contacted certain brokers to handle our ARPC restricted legend removal from the stock certificates to convert to free-trade shares. Because of ARPC’s non-filing status and illiquid nature of the stock, the brokers’ compliance department summarily rejected our request. In light of the illiquid nature of the ARPC stock, we applied full impairment to our ARPC holdings in the first quarter of 2020.

Operating Loss

	2020	2019	Change	Percent

For the six months ended June 30,	$(24,797,435)	$(21,701,399)	$(3,096,036)	14%

The increase in the operating loss for the six months ended June 30, 2020 as compared to the same period in 2019 is primarily due to changes in research and development expenses, which is described above.

Total Other (Expense) Income

	2020	2019	Change	Percent

For the six months ended June 30,	$(280,376)	$271,664	$(552,040)	(203)%

Other expense for the six months ended June 30, 2020 was primarily net interest expense of $431,000 and foreign currency exchange loss of $46,000 offset by subsidy income of $161,000 and interest income of $36,000. Other income for the six months ended June 30, 2019 was primarily net interest income of $279,000 and foreign currency exchange gain of $69,000 offset by equipment disposal loss of $92,000.

Income Taxes Provision

	2020	2019	Change	Percent

For the six months ended June 30,	$(1,775)	$(3,750)	$1,975	(53)%

While we have optimistic plans for our business strategy, we determined that a valuation allowance was necessary given the current and expected near term losses and the uncertainty with respect to our ability to generate sufficient profits from our business model. Therefore, we established a valuation allowance for deferred tax assets other than the extent of the benefit from other comprehensive income.  Income tax expense for the six months ended June 30, 2020 and 2019 all represent US state tax.

Net Loss

	2020	2019	Change	Percent

For the six months ended June 30,	$(25,079,586)	$(21,433,485)	$(3,646,101)	17%

The Increase in net loss for the six months ended June 30, 2020 as compared to the same period in 2019 is primarily attributable to changes in operations which are described above.

Comprehensive Loss

	2020	2019	Change	Percent

For the six months ended June 30,	$(25,472,414)	$(21,432,884)	$(4,039,530)	19%

Comprehensive loss for the six months ended June 30, 2020 and 2019 includes a currency translation net (loss) gain of approximately ($393,000) and $1,000 combined with the changes in net loss, respectively.

Liquidity and Capital Resources

We had negative working capital of ($13,476,772) as of June 30, 2020 compared to $10,356,774 as of December 31, 2019. Our cash, cash equivalents and restricted cash decreased to $13,581,952 at June 30, 2020 compared to $32,443,649 at December 31, 2019, as we had an increase in cash used in operating and investing activities partially offset by cash inflow generated from proceeds from debt borrowing and option exercise.

Net cash provided by or used in operating, investing and financing activities from continuing operations was as follows:

Net cash used in operating activities was approximately $19,817,000 and $18,797,000 for the six months ended June 30, 2020 and 2019, respectively. The following table reconciles net loss to net cash used in operating activities:

For the six months ended June 30,	2020	2019	Change
Net loss	$(25,079,586)	$(21,433,485)	$(3,646,101)
Non cash transactions	5,202,818	4,865,060	337,758
Changes in operating assets, net	59,440	(2,228,281)	2,287,721
Net cash used in operating activities	$(19,817,328)	$(18,796,706)	$(1,020,622)

The change in non-cash transaction was primarily due to the increase in depreciation and amortization of $499,000 compared with same period in 2019.

Net cash used in investing activities was approximately $4,625,000 and $8,221,000 in the six months ended June 30, 2020 and 2019, respectively.  The decrease was primarily the result of less new equipment and facility improvement.

Cash provided by financing activities was approximately $5,623,000 and $30,824,000 in the six months ended June 30, 2020 and 2019, respectively. Net cash inflow in financing activities in 2020 was mainly attributed to the proceeds received from the exercise of options and net cash in from short-term debt. Net cash inflow in financing activities in 2019 was mainly attributed to the proceeds of $17 million received from the issuance of common stock and debt borrowings of $15 million.

Liquidity and Capital Requirements Outlook

We anticipate that the Company will require approximately $60 million in cash to operate as planned in the coming 12 months excluding repayment of convertible bonds and other borrowings. Of this amount, approximately $49 million will be used for operations and approximately $11 million will be used for capital expenditures, although we may revise these plans depending on the changing circumstances of our biopharmaceutical business. The Company’s plans can also be adjusted by management depending on the availability of funding.

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

On August 11, 2020, as part of the Company’s efforts to satisfy its standard operating and liquidity needs, the Company and Winsor Capital Limited executed an amendment letter to extend the maturity date with respect to each loan tranche of the Winsor Bridge Loan for one (1) year, effectively changing the repayment due date from November 1, 2020 to August 7, 2021.

On August 11, 2020, as part of the Company’s efforts to satisfy its standard operating and liquidity needs, the Company entered into the “Yunfeng Bridge Loan Agreement” with Yunfeng Capital Limited, pursuant to which Yunfeng Capital Limited agreed to provide for an unsecured loan to the Company in an aggregate principal amount of $25 million (the “Yunfeng Bridge Loan”). The effective repayment due date is expected on August 7, 2021.

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

Contractual Obligations

We have various contractual obligations that will affect our liquidity. The following table sets forth our contractual obligations as of June 30, 2020.

	Payments due by period
		Less than	2-3	4-5	More than
Contractual Obligations	Total	1 year	years	years	5 years
Borrowings and interest payables	$19,818,219	$19,818,219	$-	$-	$-
Capital Commitment	3,049,456	3,049,456	-	-	-
Operating Lease Obligations	23,241,265	3,471,870	6,370,499	6,125,218	7,273,678
Total	$46,108,940	$26,339,545	$6,370,499	$6,125,218	$7,273,678

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

The Company’s cash is mainly held with well-known or state-owned financial institutions, such as HSBC, Bank of China, China CITIC Bank, Nanjing Bank, and China Merchant Bank. Management does not foresee any significant credit risks from these deposits and does not expect that these financial institutions may default and cause losses to the Company.

The maximum exposure to credit risk is represented by the carrying amount of each financial asset in the balance sheet.

Liquidity Risk

Liquidity risk is the risk that an enterprise may encounter deficiency of funds in meeting obligations associated with financial liabilities. The Company and its individual subsidiaries are responsible for their own cash management, including short term investment of cash surpluses and the raising of loans to cover expected cash demands. The Company’s policy is to regularly monitor its liquidity requirements and its compliance with lending covenants, to maintain sufficient reserves of cash, readily realisable marketable investments and adequate committed lines of funding from major financial institutions to meet its liquidity requirements in the short and longer term.

The following tables show the remaining contractual maturities at the balance sheet date of the Company’s financial assets and financial liabilities, which are based on contractual cash flows (including interest payments computed using contractual rates or, if floating, based on rates current at the balance sheet date) and the earliest date the Group can be required to pay:

	Contractual undiscounted cash flow
	Within 1 year or on demand	More than 1 year but less than 2 years	More than 2 year but less than 5 years	More than 5 years	Total	Carrying amount

Financial assets
Cash and cash equivalents	13,581,952	-	-	-	13,581,952	13,581,952
Other receivables	299,124	-	-	-	299,124	299,124

Sub-total	13,881,076	-	-	-	13,881,076	13,881,076

Financial liabilities
Short-term debt	19,474,822	-	-	-	19,474,822	19,474,822
Accounts payable	1,517,144	-	-	-	1,517,144	1,517,144
Accrued expenses	1,706,967	-	-	-	1,706,967	1,706,967
Other current liabilities excluding operating lease liabilities and deferred income	3,397,532	-	-	-	3,397,532	3,397,532
Operating lease liabilities (lease terms over 12 months)	3,300,392	3,158,468	9,337,249	7,273,678	23,069,787	18,670,312

Sub-total	29,396,857	3,158,468	9,337,249	7,273,678	49,166,252	44,766,777

Net amount	(15,515,781)	(3,158,468)	(9,337,249)	(7,273,678)	(35,285,176)	(30,885,701)

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

As at June 30, 2020, the Company held the following interest-bearing financial instruments:

	As of June 30, 2020
	Annual interest rate	USD
Fixed rate instruments

Financial liabilities
- Short-term debt	5.4% ~6%	19,474,822

Currency Risk

The Company is exposed to currency risk primarily from sales and purchases which give rise to receivables, payables that are denominated in a foreign currency (mainly RMB).  The Company has adopted USD as its functional currency, thus the fluctuation of exchange rates between RMB and USD exposes the Company to currency risk.

The following table details the Company’s exposure as of June 30, 2020 to currency risk arising from recognised assets or liabilities denominated in a currency other than the functional currency of the entity to which they relate.  For presentation purposes, the amounts of the exposure are shown in USD translated using the spot rate as of June 30, 2020.  Differences resulting from the translation of the financial statements of entities into the Company’s presentation currency are excluded.

	Exposure to foreign currencies (Expressed in USD)
	As of June 30, 2020
	RMB	USD
Cash and cash equivalents	4,898	1,206

Net exposure arising from recognised assets and liabilities	4,898	1,206

The following table indicates the instantaneous change in the Company’s net loss that would arise if foreign exchange rates to which the Company has significant exposure at the end of the reporting period had changed at that date, assuming all other risk variables remained constant.

	As of June 30, 2020

	increase/(decrease) in foreign exchange rates	Effect on net loss (Expressed in USD)

RMB (against USD)	5%	185

	-5%	(185)

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

Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2020, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The coronavirus 2019 (COVID-19) has spread globally and the World Health Organization (WHO) has declared it a global pandemic. While still evolving, the COVID-19 pandemic has caused significant worldwide economic and financial turmoil, and has fueled concerns that it will lead to a global recession. On March 13, 2020, the United States declared a national emergency with respect to COVID-19. The Company is following the recommendations of local health authorities to minimize exposure risk for its team members and visitors. The continued and prolonged implementation of restrictions by federal, state and local authorities to slow the spread of COVID-19 could disrupt the business, activities, and operations of our members, as well our business and operations. Our plan to improve our capabilities and resources, including the manufacturing capabilities of our U.S. R&D center in Rockville, Maryland to support our clinical development in the U.S. might be delayed. The extent to which the COVID-19 pandemic impacts our business, operations and financial results will depend on numerous evolving factors that we may not be able to accurately predict, including: the duration and scope of the pandemic; governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic; the impact of the pandemic on economic activity and actions taken in response; the effect on our vendors ability to supply us with raw materials; and any closures of our and our business partners’ offices and facilities. The COVID-19 pandemic has disrupted and delayed our in-process developments and clinical studies for a number of our pipeline drug candidates during the first quarter of 2020, and a prolonged interruption to our corporate development, research or manufacturing facilities may result in a negative impact to our operations and further delay developments or clinical studies of some or all of our pipeline drug candidates.

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

While the Company is currently implementing solutions designed to reduce the potential impact of COVID-19, there can be no assurance that our efforts will adequately mitigate the risks of business disruptions and interruptions. Further, events such as natural disasters and public health emergencies divert our attention away from normal operations and limited resources. During the second quarter of 2020, in compliance with the local restrictions our Gaithersburg site remained closed. On June 30, 2020, upon improved risk assessment and in compliance with COVID-19 related local, state and federal government requirements, employees are allowed to work on site. If we are unable to timely resume normal operations following the pandemic disruption, it could adversely affect our business, financial condition or results of operations in a material manner.

Our ability to bring in personnel to the U.S. for business and operations has been impacted by the U.S. government’s suspension of the entry of L-1 visa intercompany transferees from June 24 to December 31, 2020. This travel ban will limit our ability to temporary transfer journeyman employees from China to Maryland to aid in the Rockville site ramp-up to support our U.S. clinical development endeavor. As a result, we plan to hire additional U.S. employees to augment our resources in Rockville, Maryland.  If we are unable to timely hire new experienced employee or overcome the integration of journeyman employees in China with the Maryland new hires it can adversely affect our development efforts to target certain solid tumor and other cancer indications in the United States.

Any of these events could cause or exacerbate the risks and uncertainties enumerated in the Annual Report and could materially adversely affect our business, financial condition, results of operations and/or stock price.

Our clinical development activities for fiscal 2020 are expected to be adversely affected by the recent COVID-19 pandemic.

Our investigator has initiated clinical trials on our drug candidates that have been negatively affected by the emergency quarantine measures adopted by the Chinese government, which include holiday extension, travel restrictions and cancellation of major events nationwide. Disruptions or restrictions on our ability to travel or to conduct clinical trials, as well as temporary closures of our facilities or the facilities of our clinical trial partners and their contract manufacturers, are expected to negatively impact our clinical development activities in China. We have invested a significant portion of our efforts and financial resources in the development of clinical-stage drug candidates. We partially rely on our third-party institution collaborators, such as hospitals for conducting clinical trials of our drug candidates, which have been and may continue to be affected by the emergency measures related to the COVID-19 pandemic. The timely completion of our clinical trials in accordance with their protocols depends, among other things, on our ability to enroll a sufficient number of patients who remain in the trial until its conclusion. In the second quarter we saw a want of COVID-19 patients in the Shanghai Ruijin Hospital pilot clinical study on inhalation of mesenchymal stem cell exosomes treating severe Novel Coronavirus Pneumonia ("NCP"). It is uncertain whether we will continue to experience difficulties in patient enrollment due to government-imposed travel restrictions, limited access to public venues and patients’ unwillingness to visit hospitals for fear of contracting COVID-19. Such difficulties are likely to slow enrollment significantly in, and completion of, our clinical trials (which are mostly conducted on-site in hospitals), as well as completion of pre-clinical studies.

On July 2, 2020, the U.S. FDA updated its March 2020 guidance for conducting clinical trials during the COVID-19 pandemic with the FDA COVID-19 Response At-A-Glance Summary, which provides a quick look at facts, figures, and highlights of the agency's response efforts. In its guidance, the U.S. FDA acknowledged potential impacts from the pandemic to clinical trial conduct, for example quarantines, travel limitations, site closures, interruptions to supply chain for investigational products, and potential infection of site personnel or trial participants may lead to difficulties in meeting protocol defined procedures, including administration of investigational product and adherence to protocol-mandated visits. As a result, the U.S. FDA recognized that there may be unavoidable protocol deviations, but also noted that efforts to minimize impacts on trial integrity are important. Laboratories studying viruses and bacteria follow a protocol known as the Biosafety Level (BSL) standards, which are applied internationally. Protocol deviations due to COVID-19 means trials could be interrupted due to missed biopsies and results or data that are uninterpretable or need to be repeated. The impact of COVID-19 on trials will vary depending on many factors, including the nature of disease under study, the trial design and in what region(s) the study is being conducted. For gene and cell therapies, clinical trials may be delayed because patients may only be treated with non-transplant standard of care where possible with transplantation or experimental therapies reserved for life-threatening cases (malignancies, neurocognitive disorders) due to capacity constraint. The duration of the business disruption, reduced patient enrollment and related operational impact cannot be reasonably estimated at this time but are expected to materially affect our clinical development activities. A significant outbreak of contagious diseases in the human population could result in a widespread health crisis that could adversely affect the economy and financial markets of the U.S. and China, resulting in significant clinical trial or regulatory delays, which may also increase our development costs and could materially and adversely affect our clinical development activities.

We have entered into an agreement with a consortium led by our Chief Executive Officer to acquire all of our outstanding equity securities, and uncertainty regarding the closing of the transaction and/or announcements related to the closing of the transaction can impact our business, financial condition, results of operations, and the market price of our common stock.

On August 11, 2020, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with CBMG Holdings, an exempted company with limited liability incorporated under the laws of the Cayman Islands (“Parent”), and CBMG Merger Sub Inc., a Delaware corporation and a wholly-owned subsidiary of Parent (“Merger Sub”), providing for the merger of Merger Sub with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly-owned subsidiary of Parent. Parent and Merger Sub are newly-formed entities formed on behalf of a consortium consisting of (i) Bizuo (Tony) Liu (CEO of CBMG) and certain other members of CBMG management (Yihong Yao, Li (Helen) Zhang and Chengxiang (Chase) Dai) (collectively, the “Management Rollover Stockholders”), (ii) Dangdai International Group Co., Limited, Mission Right Limited, Wealth Map Holdings Limited, Earls Mill Limited, OPEA SRL, Maplebrook Limited, Full Moon Resources Limited, Viktor Pan and Zheng Zhou (together with the Management Rollover Stockholders, the “Consortium Rollover Stockholders”) and (iii) Yunfeng Fund III, L.P., TF Capital Fund III L.P., Velvet Investment Pte. Ltd., and Bizuo (Tony) Liu (in his capacity as an equity investor) (the “Equity Investors”).   Consummation of the Merger is conditioned on the adoption of the Merger Agreement by the affirmative vote of the holders of (i) at least a majority of all outstanding shares of Company Common Stock and (ii) at least a majority of all outstanding shares of Company Common Stock not held by Parent, the Rollover Stockholders, the Equity Investors and their respective affiliates (the “Company Stockholder Approval”).

Entry into the Merger Agreement, or any other potential strategic alternative transaction, exposes us and our operations to a number of risks and uncertainties, including the potential failure to retain, attract or strengthen our relationships with key personnel, current and potential customers, suppliers, licensors and partners, which may cause them to terminate, or not to renew or enter into, arrangements with us; the potential incurrence of expenses associated with the retention of legal, financial and other advisors regardless of whether any transaction is consummated; distractions and disruptions in our business; and exposure to potential litigation in connection with this process and effecting any transaction, any of which could adversely affect our share price, business, financial condition and results of operations as well as the market price of our common stock. Moreover, there can be no assurance that Company Stockholder Approval will be obtained or that the Merger will successfully close in the manner contemplated by the Merger Agreement.  Announcements regarding developments relating to the Merger can cause the market price of our common stock to fluctuate significantly.

Passage of the Holding Foreign Companies Accountable Act puts our securities at risk of being delisted from U.S. securities exchanges

Although we are a Delaware corporation, our presence is largely based in China, as measured by the number of employees and the number of GMP manufacturing facilities we operate in China. Accordingly, we changed our principal auditor from BDO U.S. to BDO China Shu Lun Pan  in 2014.  China currently prohibits Chinese-based auditors from submitting their audits for inspection by the Public Company Accounting Oversight Board (PCAOB), the non-profit body that oversees audits of all U.S. companies in public markets. On May 20, 2020, the U.S. Senate passed by unanimous consent the Holding Foreign Companies Accountable Act, which would ban a company being listed on any U.S. securities exchange if its auditors fails to comply with the PCAOB’s inspection requirements for three consecutive years.  The U.S. House of Representatives has introduced and is currently reviewing a companion bill.  It is currently unknown whether China will continue to prohibit the PCAOB from examining audits of companies whose shares are publicly traded on U.S. securities exchanges.  If the bill is enacted into law as currently proposed by the U.S. Senate, the Company will be required to comply with the new law or it may become delisted.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

               On August 11, 2020, we executed a nonexclusive patent license agreement (the ”AAV5 License Agreement”) with the U.S. Department of Health and Human Services, as represented by National Heart, Lung, and Blood Institutean Institute or Center (hereinafter referred to as the “IC”) of the NIH for sixteen AAV5 vector patents, pursuant to which we acquired certain rights to the worldwide development, manufacture and commercialization of such licensed rights to introduce therapeutic genes to enhance the efficacy of T cell immunotherapy, and to produce CAR/TCR/TIL cells for the treatment of non-small cell lung cancer and multiple myeloma.

               Pursuant to the AAV5 License Agreement, the Company agreed to pay to the IC certain license fees for the rights to use the licensed technology, including an initial upfront cash payment. Additionally, during the term of the License Agreement, the Company will pay the IC: (i) an annual royalty per year (creditable against any earned royalties for such year), payable after signing of the AAV5 License Agreement (on a prorated basis) and subsequently every January 1; (ii) a single-digit percentage of net sales of the licensed products, payable on a semi-annual basis, which may be adjusted downward in the event the Company must pay a license fee to a third party; and (iii) an additional sublicense fee on the fair market value of any consideration received for granting a sublicense payable after the execution of each sublicense. Finally, the Company will pay the IC certain benchmark royalties upon achieving certain benchmarks keyed to various stages in clinical and commercial development.

              The Company has a unilateral right to terminate the AAV5 License Agreement. The IC has the right to terminate the AAV5 License Agreement if the Company: (i) has committed a material breach and fails to cure within the stated cure period; (ii) fails to use reasonable commercial efforts in developing the licensed products or processes, and the Company cannot otherwise demonstrate that it can be expected to take effective steps within a reasonable time to achieve practical application of the licensed products or processes; (iii) fails to achieve certain performance benchmarks, as may be modified; (iv) has willfully made a false statement of, or willfully omitted, a material fact in the license application or in any report required under the License Agreement; (v) is not keeping licensed products or processes reasonably available to the public after commercial use commences; (vi) cannot reasonably satisfy unmet health and safety needs; or (vii) cannot meet certain requirements for public use of the licensed technology specified by federal regulations issued after the date of the Agreement.

ITEM 6. EXHIBITS

Exhibits

Exhibit Number	Description
10.1	Nanjing Bank approval of a credit line of up to RMB 30 million to CBMG Wuxi.
10.2	China Merchants Bank approval of a credit line of up to RMB 30 million to SBM Shanghai.
10.3

U.S. National Heart, Lung, and Blood Institute nonexclusive patent AAV5 License Agreement (certain portions of this exhibit have been omitted because they are both (i) not material and (ii) would be competitively harmful to the registrant if publicly disclosed).

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer and Chief Financial Officer.
32.1	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CELLULAR BIOMEDICINE GROUP, INC.
(Registrant)

Date: August 12, 2020	By:	/s/ Tony (Bizuo) Liu
Tony (Bizuo) Liu
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)

