Form 10-Q
period 2020-09-30
Cellular Biomedicine Group, Inc.
filed 2020-11-09
CIK 1378624

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Large accelerated filer	☐	Accelerated filer	☑
Non-accelerated filer	☐	Smaller reporting company	☑
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

As of November 1, 2020, there were 19,459,490 shares of common stock, par value $.001 per share, outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

CELLULAR BIOMEDICINE GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

AS OF SEPTEMBER 30, 2020 AND DECEMBER 31, 2019

	September 30,	December 31,
	2020	2019

Assets
Cash and cash equivalents	$26,028,897	$15,443,649
Restricted cash	-	17,000,000
Accounts receivable	32,295	-
Other receivables	297,919	750,943
Prepaid expenses	1,512,172	835,048
Total current assets	27,871,283	34,029,640

Investments	-	240,000
Property, plant and equipment, net	24,686,304	21,434,414
Right of use	18,521,996	20,106,163
Goodwill	7,678,789	7,678,789
Intangibles, net	6,447,085	7,376,940
Long-term prepaid expenses and other assets	7,880,917	6,458,354
Total assets (1)	$93,086,374	$97,324,300

Liabilities and Stockholders' Equity

Liabilities:
Short-term debt	$47,870,256	$14,334,398
Accounts payable	2,747,583	2,039,686
Accrued expenses	1,726,200	1,904,829
Taxes payable	30,420	26,245
Other current liabilities	6,922,762	5,367,708
Total current liabilities	59,297,221	23,672,866

Other non-current liabilities	16,465,553	17,933,743
Total liabilities (1)	75,762,774	41,606,609

Commitments and Contingencies (note 12)

Stockholders' equity:

Preferred stock, par value $.001, 50,000,000 shares
authorized; none issued and outstanding as of
September 30, 2020 and December 31, 2019, respectively	-	-

Common stock, par value $.001, 300,000,000 shares authorized;
20,505,852 and 20,359,889 issued; and 19,450,353 and 19,304,390 outstanding,
as of September 30, 2020 and December 31, 2019, respectively	20,506	20,360
Treasury stock at cost; 1,055,499 shares of common stock	(14,992,694)	(14,992,694)
as of September 30, 2020 and December 31, 2019, respectively
Additional paid in capital	275,338,906	272,117,518
Accumulated deficit	(242,084,133)	(199,966,543)
Accumulated other comprehensive loss	(958,985)	(1,460,950)
Total stockholders' equity	17,323,600	55,717,691

Total liabilities and stockholders' equity	$93,086,374	$97,324,300

_______________

(1)

The Company’s consolidated assets as of September 30, 2020 and December 31, 2019 included $47,621,746 and $54,668,966, respectively, of assets of variable interest entities, or VIEs, that can only be used to settle obligations of the VIEs. Each of the following amounts represent the balances as of September 30, 2020 and December 31, 2019, respectively. These assets include cash and cash equivalents of $6,539,981 and $13,424,425; other receivables of $219,280 and $201,532; prepaid expenses of $1,361,403 and $770,127; property, plant and equipment, net, of $20,935,059 and $20,762,271; right of use of $12,342,706 and $13,541,518; intangibles of $1,227,731 and $1,226,955; and long-term prepaid expenses and other assets of $4,995,586 and $4,742,138. The Company’s consolidated liabilities as of September 30, 2020 and December 31, 2019 included $19,682,029 and $32,865,763, respectively, of liabilities of the VIEs whose creditors have no recourse to the Company. These liabilities include short-term debt of $2,465,035 and $14,334,398; accounts payable of $883,306 and $1,324,792; other payables of $4,343,974 and $4,090,154; payroll accrual of $1,175,228 and $1,208,491, which mainly includes bonus accrual of $1,050,079 and $1,207,560; deferred income of nil and $10,994; and other non-current liabilities of $10,814,486 and $11,896,934. See further description in Note 3, Variable Interest Entities.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CELLULAR BIOMEDICINE GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

Net sales and revenue	$32,295	$-	$32,295	$49,265

Operating expenses:
Cost of sales	7,618	-	7,618	8,087
General and administrative	5,100,189	3,326,630	11,812,062	9,955,073
Selling and marketing	-	38,267	-	121,779
Research and development	12,611,853	13,126,699	30,457,415	28,157,321
Impairment of investments	-	-	240,000	-
Total operating expenses	17,719,660	16,491,596	42,517,095	38,242,260
Operating loss	(17,687,365)	(16,491,596)	(42,484,800)	(38,192,995)

Other income
Interest income, net	2,774	352,935	38,343	631,986
Other income, net	646,587	274,430	330,642	267,043
Total other income	649,361	627,365	368,985	899,029
Loss before taxes	(17,038,004)	(15,864,231)	(42,115,815)	(37,293,966)

Income taxes credit (provision)	-	325	(1,775)	(3,425)

Net loss	$(17,038,004)	$(15,863,906)	$(42,117,590)	$(37,297,391)
Other comprehensive income (loss):
Cumulative translation adjustment	894,793	(303,821)	501,965	(303,220)
Total other comprehensive income (loss):	894,793	(303,821)	501,965	(303,220)

Comprehensive loss	$(16,143,211)	$(16,167,727)	$(41,615,625)	$(37,600,611)

Net loss per share:
Basic and diluted	$(0.88)	$(0.82)	$(2.17)	$(1.98)

Weighted average common shares outstanding:
Basic and diluted	19,433,988	19,256,129	19,390,235	18,881,266

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CELLULAR BIOMEDICINE GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

	For the Nine Months Ended
	September 30,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(42,117,590)	$(37,297,391)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,850,349	4,099,029
Loss on disposal of assets	150	32,236
Stock based compensation expense	2,695,850	3,109,410
Other than temporary impairment on long-term investments	240,000	-
Changes in operating assets and liabilities:
Accounts receivable	(32,295)	763
Other receivables	458,119	(491,974)
Prepaid expenses	(658,723)	55,519
Long-term prepaid expenses and other assets	(1,076,037)	(1,920,077)
Accounts payable	1,021,393	4,695,220
Accrued expenses	(207,542)	(359,332)
Other current liabilities	1,735,950	(297,512)
Taxes payable	4,175	(325)
Other non-current liabilities	(84,093)	13,035
Net cash used in operating activities	(33,170,294)	(28,361,399)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from disposal of assets	-	172,007
Purchases of intangibles	(175,632)	(804,042)
Purchases of assets	(7,057,292)	(8,645,724)
Net cash used in investing activities	(7,232,924)	(9,277,759)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from the issuance of common stock	-	17,166,199
Proceeds from exercise of stock options	525,684	195,731
Proceeds from short-term debt	47,851,757	14,546,035
Repayment of short-term debt	(14,315,898)	-
Repurchase of treasury stock	-	(1,039,028)
Net cash provided by financing activities	34,061,543	30,868,937

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(73,077)	(6,982)

DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(6,414,752)	(6,777,203)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	32,443,649	52,812,880
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$26,028,897	$46,035,677

SUPPLEMENTAL CASH FLOW INFORMATION

Income tax refund	$3,200	$-

Cash paid for income taxes	$800	$3,750

Interest expense paid	$110,982	$309,410

Interest income from pledged bank deposits received, netting off withholding tax	$460,041	$-

	September 30,	September 30,
	2020	2019
Reconciliation of cash, cash equivalents and restricted cash in condensed consolidated statements of cash flows:
Restricted cash	$-	$17,000,000
Cash and cash equivalents	26,028,897	29,035,677

Cash, cash equivalents and restricted cash	$26,028,897	$46,035,677

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CELLULAR BIOMEDICINE GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

									Accumulated Other
	Common Stock		Preferred Stock		Treasury Stock		Additional Paid in	Accumulated	Comprehensive Income
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Loss)	Total

Balance at June 30, 2020	20,481,791	$20,482	-	$-	(1,055,499)	$(14,992,694)	$274,404,670	$(225,046,129)	$(1,853,778)	$32,532,551

Restricted stock grants	19,061	19	-	-	-	-	432,026	-	-	432,045
Accrual of share-based compensation costs	-	-	-	-	-	-	458,965	-	-	458,965
Exercise of stock options	5,000	5	-	-	-	-	43,245	-	-	43,250
Foreign currency translation	-	-	-	-	-	-	-	-	894,793	894,793
Net loss	-	-	-	-	-	-	-	(17,038,004)	-	(17,038,004)

Balance at September 30, 2020	20,505,852	$20,506	-	$-	(1,055,499)	$(14,992,694)	$275,338,906	$(242,084,133)	$(958,985)	$17,323,600

									Accumulated Other
	Common Stock		Preferred Stock		Treasury Stock		Additional Paid in	Accumulated	Comprehensive Income
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Loss)	Total

Balance at June 30, 2019	20,301,425	$20,301	-	$-	(1,055,499)	$(14,992,694)	$270,033,960	$(171,415,974)	$(1,468,591)	$82,177,002

Restricted stock grants	20,217	21	-	-	-	-	450,092	-	-	450,113
Accrual of stock options	-	-	-	-	-	-	545,762	-	-	545,762
Exercise of stock options	6,080	6	-	-	-	-	44,938	-	-	44,944
Foreign currency translation	-	-	-	-	-	-	-	-	(303,821)	(303,821)
Net loss	-	-	-	-	-	-	-	(15,863,906)	-	(15,863,906)

Balance at September 30, 2019	20,327,722	$20,328	-	$-	(1,055,499)	$(14,992,694)	$271,074,752	$(187,279,880)	$(1,772,412)	$67,050,094

Note: No dividend was declared for the three months ended September 30, 2020 and 2019.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CELLULAR BIOMEDICINE GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

									Accumulated Other
	Common Stock		Preferred Stock		Treasury Stock		Additional Paid in	Accumulated	Comprehensive Income
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Loss)	Total

Balance at December 31, 2019	20,359,889	$20,360	-	$-	(1,055,499)	$(14,992,694)	$272,117,518	$(199,966,543)	$(1,460,950)	$55,717,691

Restricted stock grants	93,608	94	-	-	-	-	1,291,453	-	-	1,291,547
Accrual of share-based compensation costs	-	-	-	-	-	-	1,404,303	-	-	1,404,303
Exercise of stock options	52,355	52	-	-	-	-	525,632	-	-	525,684
Foreign currency translation	-	-	-	-	-	-	-	-	501,965	501,965
Net loss	-	-	-	-	-	-	-	(42,117,590)	-	(42,117,590)

Balance at September 30, 2020	20,505,852	$20,506	-	$-	(1,055,499)	$(14,992,694)	$275,338,906	$(242,084,133)	$(958,985)	$17,323,600

									Accumulated Other
	Common Stock		Preferred Stock		Treasury Stock		Additional Paid in	Accumulated	Comprehensive Income
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Loss)	Total

Balance at December 31, 2018	19,120,781	$19,121	-	$-	(1,001,499)	$(13,953,666)	$250,604,618	$(149,982,489)	$(1,469,192)	$85,218,392

Common stock issued with public offering	1,106,961	1,107	-	-	-	-	17,165,092	-	-	17,166,199
Restricted stock grants	77,737	78	-	-	-	-	1,194,275	-	-	1,194,353
Accrual of stock options	-	-	-	-	-	-	1,915,057	-	-	1,915,057
Exercise of stock options	22,243	22	-	-	-	-	195,710	-	-	195,732
Treasury stock purchase	-	-	-	-	(54,000)	(1,039,028)	-	-	-	(1,039,028)
Foreign currency translation	-	-	-	-	-	-	-	-	(303,220)	(303,220)
Net loss	-	-	-	-	-	-	-	(37,297,391)	-	(37,297,391)

Balance at September 30, 2019	20,327,722	$20,328	-	$-	(1,055,499)	$(14,992,694)	$271,074,752	$(187,279,880)	$(1,772,412)	$67,050,094

Note: No dividend was declared for the nine months ended September 30, 2020 and 2019.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CELLULAR BIOMEDICINE GROUP, INC.

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF BUSINESS

As used in this quarterly report, “we”, “us”, “our”, “CBMG”, “Company” or “our company” refers to Cellular Biomedicine Group, Inc. and, unless the context otherwise requires, all of its subsidiaries and variable interest entities.

Overview

We are a clinical-stage biopharmaceutical company committed to using our proprietary cell-based technologies to develop immunotherapies for the treatment of cancer and stem cell therapies for the treatment of degenerative diseases. We view ourselves as a leader in the cell therapy industry through our diverse, multi-target, broad pipeline comprised of immuno-oncology featuring Chimeric antigen receptor T-cell (CAR-T), T-cell receptor-engineered T-cell (TCR-T), tumor infiltrating lymphocytes (TILs), and regenerative medicine for Knee Osteoarthritis (KOA), acute respiratory distress syndrome (ARDS) and Alzheimer’s disease (AD). Our focus is to bring our clinical assets with potential to market. We also aim to reduce manufacturing cycle time and aggregate cost while ensuring quality products of cell therapies. We have two major approaches to our global strategy. First, we intend to develop our own internal pipeline, focusing on cancer cell therapy and regenerative medicine that can leverage our infrastructure, human capital and intellectual property. Second, we plan to partner with leading companies to monetize our innovative technologies in markets where we do not currently have a presence or limited resources and may also seek to bring their technologies to markets where we have infrastructure.

Our end-to-end platform enables discovery, development and manufacturing of cell-based therapies from concept to commercial manufacturing in a cost-efficient manner. The manufacturing and delivery of T-cell therapies involve complex, integrated processes, comprised of isolating T-cells from patients, T-cell enrichment, activation, viral vector transduction, expansion, harvest and fill-finish. Our in-house cell therapy manufacturing is comprised of a semi-automated, fully closed system and can manufacture high quality plasmids, and serum-free reagents as well as viral vectors for our immuno-oncology cell therapy products. Because we are vertically integrated, we are able to reduce the aggregate cost of cell therapies. We plan to build out our manufacturing capacity to scale for commercial supply at an economical cost in China and to provide sufficient capacity in our Rockville facility to support early U.S. clinical development on anti-CD20/CD19 bi-specific CAR for Non-Hodgkin Lymphoma (NHL) and TIL for Non-Small-Cell Lung Cancer (NSCLC). We hone our manufacturing process in our good manufacturing practice (GMP) facilities in China to achieve cycle time reduction, improve quality assurance and control and increase efficiency and early development to understand our therapies’ efficacy. After a slight delay due to the pandemic, our Rockville, Maryland GMP facility is scheduled to be completed in late Q4, 2020. We plan to transfer protocol from our China GMP facility to the Rockville site to support our U.S. FDA clinical development on (a) anti-CD20/CD19 bi-specific CAR for NHL, and (b) TIL for NSCLC. Our other objective on institutionalizing our manufacturing process is portability and ease of tech transfer to other facilities and ease of deployment in future locations.

In September 2018, we executed a License and Collaboration Agreement (hereinafter Novartis LCA) with Novartis AG (Novartis) to manufacture and supply their U.S. FDA-approved CD19 CAR-T cell therapy product Kymriah® (tisagenlecleucel) in China. Pursuant to the Novartis LCA agreement, we also granted Novartis a worldwide license to certain of our CAR-T intellectual property for the development, manufacture and commercialization of CAR-T products. We are entitled to an escalating single-digit percentage royalty of Kymriah®’s net sales in China. CBMG is responsible for the cost of bi-directional technology transfers between the two companies. We will receive collaboration payments equal to a single-digit escalating percentage of net sales of Kymriah® in China, subject to certain caps set forth under the Novartis LCA, for sales in diffuse large B-cell lymphoma and pediatric acute lymphoblastic leukemia indications and up to a maximum amount to be agreed upon for sales in other indications. We are also obligated to assist Novartis with the development of Kymriah® in China as Novartis may request and we are responsible for a certain percentage of the total development cost for the development of Kymriah® in China for indications other than diffuse large B-cell lymphoma and pediatric acute lymphoblastic leukemia indications. As of September 30, 2020, we have achieved several major milestones on the technology transfer and collaboration with Novartis on commercialization of Kymriah®, comprised of process and analytical training, feasibility, export license for feasibility/comparability, and the majority of our manufacturing comparability run.

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

In order to expedite fulfillment of patient treatment, we have been actively developing technologies and products with strong intellectual property protection. CBMG’s worldwide exclusive license to the T-cell patent rights owned by Augusta University provides an opportunity to expand the application of CBMG’s cancer therapy-enabling technologies and to initiate clinical development with leading cancer hospitals. On February 14, 2019, Augusta University granted us an exclusive, worldwide license with sublicense rights to its patent rights to Human Alpha Fetoprotein-Specific T-cell Receptor modified T-cells (AFP TCR-T). We started the AFP TCR-T Investigator Initiated Trial (IIT) in October 2019. On June 22, 2020, we conducted a presentation entitled “Selecting Clinical Lead of TCRs Targeting Alpha-Fetoprotein-Positive Liver Cancer on Balance of Risk and Benefit” at the 2020 American Association for Cancer Research (AACR) annual meeting.

On June 29, 2020, we relocated our headquarters from New York City, New York to Gaithersburg, Maryland. We plan to move our headquarters to our new Rockville, Maryland facility in Q4 of this year.

The coronavirus disease 2019 (COVID-19) has spread globally and the World Health Organization (WHO) has declared it a global pandemic. While still evolving, the COVID-19 pandemic has caused significant worldwide economic and financial turmoil, and has fueled concerns that it will lead to a global recession. We have and continue to prioritize the safety and well-being of our employees and have implemented work-from-home policies for our U.S.- and China-based employees since the early stages of the COVID-19 pandemic. In early April 2020, our China-based employees returned to the office and are required to adhere to the Company’s COVID-19 prophylactic process and procedures. In July 2020, our U.S.-based employees also returned to the office in accordance with local rules and ordinances. Amid the COVID-19 pandemic, we are working with our clinical studies partners in China to mitigate risk to patients participating in our studies while taking into account regulatory, institutional, and government guidance and policies. We continue to evaluate enrollment trends in our studies as well as the impact of COVID-19 on our clinical programs. Patients enrolled on anti-BCMA CAR-T for Relapsed or Refractory Multiple Myeloma and anti-CD19/CD20 Bi-Specific CAR-T for Non-Hodgkin’s Lymphoma have continued treatment and study visits with limited disruption to date, and we are working closely with trial sites to support the continued treatment of patients in compliance with study protocols. An early phase clinical development using T cells transduced with AFP TCR-T targeting hepatocellular carcinoma (HCC) has been initiated and is ongoing. At the end of Q3, 2020, we suspended our autologous KOA clinical trial in China due to a shortage of participants caused by coronavirus anxiety in situations involving non-life-threatening physical ailments. Any potential further delays of our clinical studies cannot be predicted and may vary by clinical study and program depending on a variety of currently unknown factors. The Company remains committed to maintaining its development plans but acknowledges the potential impact on clinical studies amid the rapidly evolving pandemic environment.

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

While the Company is currently implementing solutions designed to reduce the potential impact of COVID-19, there can be no assurance that our efforts will adequately mitigate the risks of business disruptions and interruptions. Further, events such as natural disasters and public health emergencies divert our attention away from normal operations and limited resources. During the second quarter of 2020, in compliance with the local restrictions our Gaithersburg site remained closed. On June 30, 2020, upon improved risk assessment and in compliance with COVID-19 related local, state and federal government requirements, employees were allowed to work on site. However, any subsequent waves or resurgence of the pandemic can disrupt the operations of our Maryland site, which can adversely affect our business, financial condition or results of operations in a material manner.

Our ability to bring in personnel to the U.S. for business and operations has been restricted as a result of the U.S. government’s suspension of the entry of L-1 visa intercompany transferees from June 24 to December 31, 2020. This travel ban will limit our ability to temporary transfer journeyman employees from China to Maryland to aid in the Rockville site ramp-up to support our U.S. clinical trial endeavor.  We plan to hire new U.S. employees to augment our resources in Rockville. However, if we are unable to timely hire new experienced employee or overcome the integration of journeyman employees in China with the Maryland new hires, it can adversely affect our development efforts targeting certain solid tumor and other cancer indications in the United States.

Corporate History

Headquartered in Maryland, the Company is a Delaware biopharmaceutical company focused on developing treatments for cancer and degenerative diseases for patients in China. On June 29, 2020, we relocated our headquarters from New York City, New York to Gaithersburg, Maryland. We are also preparing our development of products targeting certain solid tumor and other cancer indications in the United States. The Company started its regenerative medicine business in China in 2009 and expanded to immunotherapies in 2014. On August 11, 2020, the Company entered into a definitive merger agreement that is expected to result in the Company going private upon completion.

NOTE 2 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”) for reporting on Form 10-Q. Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements herein. The unaudited Condensed Consolidated Financial Statements herein should be read in conjunction with the historical consolidated financial statements of the Company for the year ended December 31, 2019 included in our Annual Report on Form 10-K for the year ended December 31, 2019. Operating results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.

Principles of Consolidation

Our unaudited condensed consolidated financial statements reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of our financial position and results of operations. Such adjustments are of a normal recurring nature, unless otherwise noted. The balance sheet as of September 30, 2020 and the results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the results to be expected for any future period.

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

Our unaudited condensed consolidated financial statements reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of our financial position and results of operations. Such adjustments are of a normal recurring nature, unless otherwise noted. The balance sheet as of September 30, 2020 and the results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the results to be expected for any future period.

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

Liquidity and Going Concern

The Company recorded accumulated deficit of $242,084,133, cash and cash equivalents of $26,028,897 as of September 30, 2020, compared with accumulated deficit of $199,966,543, cash and cash equivalents and restricted cash of $ as of December 31, 2019. Although management believes it can secure financial resources to satisfy the Company’s current liabilities and the capital expenditure needs in the next 12 months, there are no guarantees that these financial resources will be secured. Therefore, there is a substantial doubt about the ability of the Company to continue as a going concern that it may be unable to realize its assets and discharge its liabilities in the normal course of business. In order to finance our operation, management intends to rely upon external financing. This financing may be in the form of equity and or debt, in private placements and/or public offerings or arrangements with private lenders. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Recent Accounting Pronouncements

Accounting pronouncements adopted during the nine months ended September 30, 2020

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

NOTE 3 – VARIABLE INTEREST ENTITIES

VIEs are those entities in which a company, through contractual arrangements, bears the risk of, and enjoys the rewards normally associated with ownership of the entity, and therefore the Company is the primary beneficiary of the entity. Cellular Biomedicine Group Ltd (Shanghai) (“CBMG Shanghai”) and its subsidiaries are variable interest entities (VIEs) through which the Company conducts stem cell and immune therapy research and clinical trials in China. The registered shareholders of CBMG Shanghai are Lu Junfeng and Chen Mingzhe, who together own 100% of the equity interests in CBMG Shanghai. The initial capitalization and operating expenses of CBMG Shanghai are funded by our wholly foreign-owned enterprise (“WFOE”), Cellular Biomedicine Group Ltd. (Wuxi) (“CBMG Wuxi”). The registered capital of CBMG Shanghai is 10 million RMB and was incorporated on October 19, 2011. CBMG Shanghai acquired Beijing Agreen Biotechnology Co., Ltd. (“Agreen”) in September 2014. Agreen’s registered capital is 5 million RMB. In 2017, CBMG Shanghai established two subsidiaries in Wuxi and Shanghai. Wuxi Cellular Biopharmaceutical Group Ltd. was established on January 17, 2017 with registered capital of 20 million RMB and wholly owned by CBMG Shanghai. Shanghai Cellular Biopharmaceutical Group Ltd. (“SH SBM”) was established on January 18, 2017 with registered capital of 100 million RMB and wholly owned by CBMG Shanghai. For the nine month periods ended September 30, 2020 and 2019, nil and 31% of the Company revenue is derived from VIEs respectively.

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

The Company has aggregated the financial information of CBMG Shanghai and its subsidiaries in the table below. The aggregate carrying value of assets and liabilities of CBMG Shanghai and its subsidiaries (after elimination of intercompany transactions and balances) in the Company’s condensed consolidated balance sheets as of September 30, 2020 and December 31, 2019 are as follows:

	September 30	December 31,
	2020	2019

Cash	$6,539,981	$13,424,425
Other receivables	219,280	201,532
Prepaid expenses	1,361,403	770,127
Total current assets	8,120,664	14,396,084

Property, plant and equipment, net	20,935,059	20,762,271
Right of use	12,342,706	13,541,518
Intangibles	1,227,731	1,226,955
Long-term prepaid expenses and other assets	4,995,586	4,742,138
Total assets	$47,621,746	$54,668,966

Liabilities
Short-term debt	$2,465,035	$14,334,398
Accounts payable	883,306	1,324,792
Other payables	4,343,974	4,090,154
Accrued payroll *	1,175,228	1,208,491
Deferred income	-	10,994
Total current liabilities	$8,867,543	$20,968,829

Other non-current liabilities	10,814,486	11,896,934
Total liabilities	$19,682,029	$32,865,763

* Accrued payroll mainly includes bonus accrual of $1,050,079 and $1,207,560 as of September 30, 2020 and December 31, 2019, respectively.

NOTE 4 – RESTRICTED CASH AND SHORT-TERM DEBT

On April 30, 2020, our wholly-owned subsidiary, CBMG Wuxi, received approval from Nanjing Bank for a one-year line of credit (the “NJB Line”) of up to CNY 30 million (approximately $4.4million) for working capital and research and development activities. As of September 30, 2020, we have drawn 100% of the NJB Line at an annual interest rate of 5.4%.

On May 7, 2020, based on the condition that we remain as tenant in our landlord’s Wuxi Biotech Park for the next three years the landlord granted the Company an interest subsidy (the “Wuxi Interest Grant”) at a maximum of CNY 18 million in aggregate (approximately $2.6 million) applicable to all of our Chinese bank loans capped at an aggregate of CNY 100 million.

On August 10, 2020, the Company notified China Merchant Bank of its plan to draw from a one-year line of credit for working capital and research and development activities. This line of credit is capped at CNY 30 million (approximately $4.4 million) (the “CMB Line”). As of September 30, 2020, we have drawn approximately $2.5 million, or 57%, from the CMB Line at an annual interest rate of 4.35%.

Convertible Debt

On January 28, 2020, the Company executed a sixteen million dollars ($16,000,000) bridge loan with Winsor Capital Limited (the “Winsor Bridge Loan”), an affiliate of TF Capital Fund III L.P., a member of a buyer consortium that, following completion of the transactions contemplated by that certain Agreement and Plan of Merger, dated August 11, 2020, by and among the Company, CBMG Holdings and CBMG Merger Sub (the “Merger Agreement”), will beneficially own, in the aggregate, 100% of issued and outstanding shares of the Company’s stock. The Winsor Bridge Loan was funded in three tranches. The Company received with the first two tranches of $7 million each in January and March, 2020 and received the last tranche of $2 million on April 2, 2020. The term of the Winsor Bridge Loan called for repayment at the earliest of (i) the date falling nine months from the date of a convertible promissory note (the “Winsor Loan Note”) issued pursuant to the terms of the Winsor Bridge Loan, or (ii) the occurrence of an Event of Default (as described in Section 6 of the Winsor Loan Note) by converting and issuing to the account holder all (but not less than all) of the outstanding amount into the common stock of the Company at a conversion price equal to the lower of (A) $19.50 per share and (B) an amount representing a 15% discount to the volume weighted average price over the preceding 30 trading days prior to and including the maturity date. The Winsor Bridge Loan called for repayment of $7 million on each of November 1 and December 1 of 2020 and $2 million on January 1, 2021, plus accrued interest. If a consortium of investors acquires 100% of the shares of the Company or takes the Company private by way of merger or otherwise (the “Acquisition”), at the election of Winsor Capital Limited, all unpaid principal amount together with the unpaid and accrued interest payable under all tranches of the outstanding Winsor Bridge Loan may be converted into the common stock of the Company at a conversion price equal to the price per share payable in the Acquisition and issued to Winsor Capital Limited and Section 3 (Repayment) of the Note shall not apply.

On August 11, 2020, the Company and Winsor Capital Limited, entered into an Amendment Letter (the “Amendment Letter”) in connection with the Winsor Bridge Loan. Pursuant to the Amendment Letter, the Company and Winsor Capital Limited have agreed to revise the terms of the previously announced bridge loan to provide for a new maturity date being the earlier of (i) August 7, 2021, and (ii) the occurrence of an event of default (as defined in the promissory note issued pursuant to the terms of the bridge loan agreement of the Winsor Bridge Loan) unless such event of default has been remedied by the end of the applicable grace period as set out therein.

On August 11, 2020, the Company entered into a Bridge Loan Agreement (the “Yunfeng Bridge Loan Agreement 1”) with Yunfeng Capital Limited, an affiliate of Yunfeng Fund III, L.P., pursuant to which Yunfeng Capital Limited agreed to provide for an unsecured loan to the Company in an aggregate principal amount of $25 million at a simple interest rate of 6% per annum (the “Yunfeng Bridge Loan 1”). The Company is required to pay all unpaid principal of the Yunfeng Bridge Loan 1, together with accrued but unpaid interest thereon, on the maturity date, which is the earlier of (i) August 7, 2021, and (ii) the occurrence of an event of default (as defined in the promissory note issued pursuant to the terms of the Yunfeng Bridge Loan Agreement 1 (the “Yunfeng Note 1”)) unless such event of default has been remedied by the end of the applicable grace period. Pursuant to the Yunfeng Note 1, Yunfeng Capital Limited has the right, at its option to convert all (but not part) of the unpaid principal amount of the Yunfeng Bridge Loan 1 together with the accrued but unpaid interest into common stock of the Company (i) on the close of business on the maturity date at a conversion price equal to the lower of (A) US$19.50 per share and (B) an amount representing a 15% discount to the volume weighted average price over the preceding 30 trading days prior to and including the maturity date subject to ratable adjustment for any stock split, stock dividend, stock combination or other recapitalization occurring subsequent to the date of the Yunfeng Note 1 or (ii) immediately prior to (but subject to) the closing of certain acquisitions of the Company (including the proposed merger previously disclosed on August 12, 2020) prior to the maturity date, at a conversion price equal to the price per share of common stock payable (or deemed payable) in such acquisition.

Related interest payable of $778,521 was recorded in other current liabilities as of September 30, 2020.

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

The general measurement guidance in ASC 480 requires obligations that can be settled in shares with a fixed monetary value at settlement to be carried at fair value unless other accounting guidance specifies another measurement attribute. The Company has determined that ASC 835-30 is the appropriate accounting guidance for the share-settled debt using the effective interest method over the term of amended Winsor Loan Note and Yunfeng Note 1.

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

The details of the short-term debt as of September 30, 2020 and December 31, 2019 are as follows:

				As of September 30, 2020	As of December 31, 2019
Lender	Inception date	Maturity date	Interest rate	USD	USD

Merchants Bank	January 21, 2019 ~ January 31, 2019	January 21, 2020 ~ January 31, 2020	4.785%	-	3,496,361
Merchants Bank	February 22, 2019 ~ June 24, 2019	February 22, 2020 ~ June 24, 2020	4.35%	-	10,838,037
Winsor Capital Limited	January 29, 2020 ~March 2, 2020	the earliest of (i) August 7, 2021, or (ii) the occurrence of an event of default for so long as such event of default has not been remedied by the end of the applicable grace period as set out in therein	6%	16,000,000	-
Nanjing Bank	June 19, 2020 ~ June, 30, 2020	June 18, 2021 ~June, 29, 2021	5.4%	4,405,221	-
Merchants Bank	August 12, 2020 ~ August 13, 2020	August 11, 2021 ~ August 12, 2021	4.35%	2,465,035	-
Yunfeng Capital Limited	August 14, 2020	the earlier of (i) August 7, 2021, and (ii) the occurrence of an Event of Default (as defined in the promissory note issued pursuant to the terms of the Yunfeng Bridge Loan Agreement for so long as such Event of Default has not been remedied by the end of the applicable grace period as set out in the Note (the earlier date of which being the “Maturity Date”)	6%	25,000,000	-

				47,870,256	14,334,398

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT

As of September 30, 2020 and December 31, 2019, property, plant and equipment, carried at cost, consisted of the following:

	September 30, 2020	December 31, 2019

Office equipment	$168,135	$160,315
Manufacturing equipment	17,724,082	14,963,621
Computer equipment	825,532	576,499
Leasehold improvements	16,434,421	15,516,570
Construction work in process	3,558,913	196,240
	38,711,083	31,413,245
Less: accumulated depreciation	(14,024,779)	(9,978,831)
	$24,686,304	$21,434,414

Depreciation expense was $1,310,843and $3,715,650, for the three and nine months ended September 30, 2020, respectively, as compared to $1,078,614 and $3,017,685 for the three and nine months ended September 30, 2019, respectively.

NOTE 6 – INVESTMENTS

 The Company’s investments represent the investment in equity securities listed in Over-The-Counter (“OTC”) markets of the United States of America:

September 30, 2020	Cost	Gross Unrealized Gains/(losses)	Gross Unrealized Losses more than 12 months	Gross Unrealized Losses less than 12 months	Market or Fair Value

Equity position in Arem Pacific Corporation	$480,000	$-	$(240,000)	$(240,000)	$-

December 31, 2019	Cost	Gross Unrealized Gains/(losses)	Gross Unrealized Losses more than 12 months	Gross Unrealized Losses less than 12 months	Market or Fair Value

Equity position in Arem Pacific Corporation	$480,000	$-	$(240,000)	$-	$240,000

There were no sales of investments for the nine months period ended September 30, 2020 and 2019.

There were no unrealized holding gains or losses for the investments that were recognized in other comprehensive income for the nine months ended September 30, 2020 and 2019.

The Company tracks each investment with an unrealized loss and evaluates them on an individual basis for other-than-temporary impairments, including obtaining corroborating opinions from third-party sources, performing trend analyses and reviewing management’s future plans. When investments have declines determined by management to be other-than-temporary, the Company recognizes write downs through earnings. Other-than-temporary impairment of investments for the nine months period ended September 30, 2020 and 2019 was $240,000 and nil, respectively. In March 2020, the Company contacted certain brokers to handle our Arem Pacific Corporation (“ARPC”) restricted legend removal from the stock certificates to convert to free-trade shares. Because of ARPC’s non-filing status and illiquid nature of the stock, the brokers’ compliance department summarily rejected our request. In light of the illiquid nature of ARPC stock, we applied full impairment to our ARPC holdings in the first quarter of 2020.

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

The carrying value of financial items of the Company, including cash and cash equivalents, accounts receivable, other receivables, accounts payable and accrued liabilities, approximate their fair values due to their short-term nature and are classified within Level 1 of the fair value hierarchy. As of September 30, 2020, the carrying value of the Company’s short-term debts approximates fair value as the borrowing bears interest rates that are similar to existing market rates.

The Company’s investments are classified within Level 2 of the fair value hierarchy because of the insufficient volatility of the three stocks traded in OTC market. The Company did not have any Level 3 financial instruments as of September 30, 2020 and December 31, 2019.

Assets measured at fair value within Level 2 on a recurring basis as of September 30, 2020 and December 31, 2019 are summarized as follows:

As of December 31, 2019
Fair Value Measurements at Reporting Date Using:
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Equity position in ARPC	$240,000	$-	$240,000	$-

No shares were acquired in the nine months ended September 30, 2020 and 2019.

As of September 30, 2020 and December 31, 2019, the Company holds 8,000,000 shares in Arem Pacific Corporation, 2,942,350 shares in Alpha Lujo, Inc. (“ALEV”), and 2,057,131 shares in Wonder International Education and Investment Group Corporation (“Wonder”), respectively. Full impairment has been provided for shares of ALEV, Wonder and ARPC as of September 30, 2020. All available-for-sale investments held by the Company at December 31, 2019 have been valued based on level 2 inputs due to limited liquidity of these companies’ shares.

NOTE 8 – INTANGIBLE ASSETS

Most of our intellectual properties are developed internally. Because we do not capitalize our research and development expenses related to our home-grown intellectual properties, as of September 30, 2020, the intellectual properties acquired from the Agreen acquisition still account for the majority of the net book value of our intangible assets. We continue to apply the acquired Agreen intellectual properties in our immuno-oncology research and development activities. As such, there is no impairment on the continued use of the acquired Agreen intellectual properties.

As of September 30, 2020 and December 31, 2019, intangible assets, net consisted of the following:

Patents & knowhow & license
	September 30, 2020	December 31, 2019
Cost basis	$15,310,038	$15,265,211
Less: accumulated amortization	(9,377,705)	(8,317,085)

	$5,932,333	$6,948,126

Software
	September 30, 2019	December 31, 2018
Cost basis	$802,901	$612,679
Less: accumulated amortization	(288,149)	(183,865)
	$514,752	$428,814

Total intangibles, net	$6,447,085	$7,376,940

All software is provided by third-party vendors, is not internally developed, and has an estimated useful life of five years. Patents, knowhow, and licenses are amortized using an estimated useful life of five to ten years. Amortization expense for the three and nine months ended September 30, 2020 was $381,677 and $1,134,699, respectively, and amortization expense for the three and nine months ended September 30, 2019 was $361,377 and $1,081,344, respectively.

Estimated amortization expense for each of the ensuing years are as follows for the twelve months ending September 30:

Years ending September 30,	Amount
2021	$1,529,520
2022	1,518,072
2023	1,511,965
2024	1,474,835
2025 and thereafter	412,693
$6,447,085

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

               Quantitative information regarding the Company’s leases is as follows:

The components of lease expense were as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Lease cost
Operating lease cost	902,659	692,842	2,671,975	2,108,722
Short-term lease cost	52,326	57,672	157,433	159,054
Total lease cost	954,985	750,514	2,829,408	2,267,776

Supplemental balance sheet information related to leases was as follows:

	September 30, 2020	December 31, 2019

Operating lease right-of-use assets	18,521,996	20,106,163
Other current liabilities	2,314,295	2,506,413
Other non-current liabilities	16,207,701	17,599,750

Weighted Average Remaining Lease Term (in years): Operating leases	7.2	7.9

Weighted Average Discount Rate: Operating leases	5%	5%
Supplemental cash flow information related to leases was as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

Cash paid for the amounts included in the measurement of lease liabilities for operating leases:
Operating cashflows	1,401,512	261,665	2,754,392	2,792,648

As of September 30, 2020, the Company has the following future minimum lease payments due under the foregoing lease agreements:

Years ending September 30,	Amount
2021	$3,429,296
2022	3,277,222
2023	3,305,063
2024	3,142,594
2025 and thereafter	9,742,934

$22,897,109

NOTE 10 – RELATED PARTY TRANSACTIONS

The Company may advance petty cash to officers for business travel purpose. As of September 30, 2020 and December 31, 2019, other receivables due from officers for business travel purpose was nil.

NOTE 11 – EQUITY

ASC Topic 505 Equity paragraph 505-50-30-6 establishes that share-based payment transactions with nonemployees shall be measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.

During the three and nine months ended September 30, 2020, the Company expensed $458,965 and $1,404,303 associated with unvested option awards, respectively, and 432,045 and $1,291,547 associated with restricted common stock issuances, respectively. During the three and nine months ended September 30, 2019, the Company expensed $545,762 and $1,915,057 associated with unvested option awards, respectively, and $450,113 and $1,194,353 associated with restricted common stock issuances, respectively.

During the three and nine months ended September 30, 2020, options for 5,000 and 52,355 underlying shares were exercised on a cash basis, respectively, and accordingly, 5,000 and 52,355 shares of the Company’s common stock were issued, respectively. During the three and nine months ended September 30, 2019, options for 6,080 and 22,243 underlying shares were exercised on a cash basis, respectively, and accordingly, 6,080 and 22,243 shares of the Company’s common stock were issued, respectively.

During the three and nine months ended September 30, 2020, 19,061 and 93,608 of the Company’s restricted common stock were issued to directors, employees and advisors, respectively. During the three and nine months ended September 30, 2019, 20,217 and 77,737 of the Company’s restricted common stock were issued to directors, employees and advisors, respectively.

On August 11, 2020, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with CBMG Holdings, an exempted company with limited liability incorporated under the laws of the Cayman Islands (“Parent”), and CBMG Merger Sub Inc., a Delaware corporation and a wholly-owned subsidiary of Parent (“Merger Sub”), providing for the merger of Merger Sub with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly-owned subsidiary of Parent. Parent and Merger Sub are newly-formed entities formed on behalf of a buyer consortium (the “Consortium”) consisting of (i) Bizuo (Tony) Liu (CEO of CBMG) and certain other members of CBMG management (Yihong Yao, Li (Helen) Zhang and Chengxiang (Chase) Dai) (collectively, the “Management Rollover Stockholders”), (ii) Dangdai International Group Co., Limited, Mission Right Limited, Wealth Map Holdings Limited, Earls Mill Limited, OPEA SRL, Maplebrook Limited, Full Moon Resources Limited, Viktor Pan and Zheng Zhou (together with the Management Rollover Stockholders, the “Consortium Rollover Stockholders”) and (iii) Yunfeng Fund III, L.P., TF Capital Fund III L.P., Velvet Investment Pte. Ltd., and Bizuo (Tony) Liu (in his capacity as an equity investor) (the “Equity Investors”).

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

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Capital commitments

As of September 30, 2020, the capital commitments of the Company are summarized as follows:

September 30, 2020

Contracts for acquisition of plant and equipment being or to be executed	$1,769,468
To be excecuted approved budget for Rockville facilities	1,150,194
$2,919,662

NOTE 13 – STOCK BASED COMPENSATION

Our stock-based compensation arrangements include grants of stock options and restricted stock awards under the Stock Option Plan (consisting of the 2009 Plan, 2011 Plan, 2013 Plan, 2014 Plan and the 2019 Plan) and certain awards granted outside of these plans. The compensation cost that has been charged against income related to stock options for the three and nine months ended September 30, 2020 was $458,965 and $1,404,303, respectively, and for the three and nine months ended September 30, 2019 was $545,762 and $1,915,057, respectively. The compensation cost that has been charged against income related to restricted stock awards for the three and nine months ended September 30, 2020 was $432,045 and $1,291,547, respectively, and for the three and nine months ended September 30, 2019 was $450,113 and $1,194,353, respectively.

As of September 30, 2020, there was $1,077,501 of unrecognized compensation cost related to an aggregate 142,997 of non-vested stock option awards and $1,629,189 related to an aggregate 132,426 of non-vested restricted stock awards. These costs are expected to be recognized over a weighted-average period of 0.6 years for the stock options awards and 1.1 years for the restricted stock awards.

During the nine months ended September 30, 2020, the Company issued options to purchase an aggregate of 36,546 shares of the Company’s common stock under the Stock Option Plan. The grant date fair value of these options was $383,561 using the Black-Scholes option valuation models with the following assumptions: exercise price is equal to the grant date stock price or average selling prices over the 30-business day period preceding the date of grant of $14.68, volatility of 86.92%, expected life of 6.0 years, and risk-free rate of 0.44%. The Company is expensing these options on a straight-line basis over the requisite service period.

During the three months ended September 30, 2019, the Company issued options to purchase an aggregate of 13,000 shares of the Company’s common stock under the Stock Option Plan. The grant date fair value of these options was $137,121 using Black-Scholes option valuation models with the following assumptions: exercise price equal to the grant date stock price or average selling prices over the 30-business day period preceding the date of grant ranging from $13.54 to $15.77, volatility ranging from 87.44% to 87.85%, expected life of 6.0 years, and risk-free rate ranging from 1.46% to 1.85%. The Company is expensing these options on a straight-line basis over the requisite service period.

During the nine months ended September 30, 2019, the Company issued options to purchase an aggregate of 53,907 shares of the Company’s common stock under the Stock Option Plan. The grant date fair value of these options was $625,039 using Black-Scholes option valuation models with the following assumptions: exercise price equal to the grant date stock price or average selling prices over the 30-business day period preceding the date of grant ranging from $13.54to $17.13, volatility ranging from 87.38% to 88.03%, expected life of 6.0 years, and risk-free rate ranging from 1.46% to 2.36%. The Company is expensing these options on a straight-line basis over the requisite service period.

The following table summarizes stock option activity for the nine months ended September 30, 2020:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Outstanding at December 31, 2019	1,788,888	$12.37	5.4	$9,394,219
Grants	36,546
Forfeitures	(83,960)
Exercises	(52,355)
Outstanding at September 30, 2020	1,689,119	$12.22	4.8	$11,734,473

Vested and exercisable at September 30, 2020	1,546,122	$11.91	4.5	$11,302,062

Exercise	Number of Options
Price	Outstanding	Exercisable

$3.00 - $4.95	185,547	185,547
$5.00 - $9.19	411,184	411,184
$9.20- $15.00	519,047	440,620
$15.01- $20.00	446,341	386,171
$20.10+	127,000	122,600
	1,689,119	1,546,122

The aggregate intrinsic value for stock options outstanding is defined as the positive difference between the fair market value of our common stock and the exercise price of the stock options.

Cash received from option exercises under all share-based compensation arrangements for the three and nine months ended September 30, 2020 was $43,250 and $525,684, respectively, as compared to $44,944 and $195,732 for the three and nine months ended September 30, 2019, respectively.

NOTE 14 – NET LOSS PER SHARE

Basic and diluted net loss per common share is computed on the basis of our weighted average number of common shares outstanding, as determined by using the calculations outlined below:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

Net loss	$(17,038,004)	$(15,863,906)	$(42,117,590)	$(37,297,391)

Weighted average shares of common stock	19,433,988	19,256,129	19,390,235	18,881,266
Dilutive effect of stock options	-	-	-	-
Restricted stock vested not issued	-	-	-	-
Common stock and common stock equivalents	19,433,988	19,256,129	19,390,235	18,881,266

Net loss per basic and diluted share	$(0.88)	$(0.82)	$(2.17)	$(1.98)

For the three and nine months ended September 30, 2020 and 2019, the effect of conversion and exercise of the Company’s outstanding options are excluded from the calculations of dilutive net loss per share as their effects would have been anti-dilutive since the Company had generated losses for the three and nine months ended September 30, 2020 and 2019.

NOTE 15 – INCOME TAXES

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

Current income tax	$-	$325	$(1,775)	$(3,425)
Deferred income tax	-	-	-	-
Total income tax credit (provision)	$-	$325	$(1,775)	$(3,425)

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

The Company considers all available evidence to determine whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become realizable. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carry-forward periods), and projected taxable income in assessing the realizability of deferred tax assets. In making such judgments, significant weight is given to evidence that can be objectively verified. Based on all available evidence, in particular our three-year historical cumulative losses, recent operating losses and U.S. pre-tax loss for the nine months ended September 30, 2020, we recorded a valuation allowance against our U.S. and China net deferred tax assets.

In each period since its inception, the Company has recorded a valuation allowance for the full amount of net deferred tax assets, as the realization of deferred tax assets is uncertain. As a result, the Company has not recorded any federal or state income tax benefit in the consolidated statements of operations and comprehensive income (loss).

Income tax credit (expense) for the three and nine months ended September 30, 2020 and 2019 all represent US state tax.

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

According to Guoshuihan 2009 No. 203, if an entity is certified as an “advanced and new technology enterprise,” it is entitled to a preferential income tax rate of 15%. CBMG Shanghai obtained the certificate of “advanced and new technology enterprise” dated October 30, 2015 with an effective period of three years and the provision for PRC corporate income tax for CBMG Shanghai is calculated by applying the income tax rate of 15% from 2015. CBMG Shanghai re-applied and Shanghai SBM applied for the certificate of “advanced and new technology enterprise” in 2018, both of which received approval on November 27, 2018. On August 23, 2018, the State Administration of Taxation issued a Bulletin on Enterprise Income Tax Issues Related to the Extension of Loss Carry-forward Period for Advanced and New Technology Enterprises and Small and Medium-sized Technology Enterprises (“Bulletin 45”). According to the Bulletin 45, an enterprise that obtains the both types of qualification in 2018, is allowed to carry forward all its prior year loss incurred between 2013 and 2017 to up to ten years instead of five years. The same requirement applies to the enterprise obtaining the qualification after 2018.

As of September 30, 2020, all of the deferred income tax expense is offset by changes in the valuation allowance pertaining to the Company’s existing net operating loss carryforwards due to the unpredictability of future profit streams prior to the expiration of the tax losses.

The Company deferred payment of the employer share of the Social Security tax pursuant to the Coronavirus Aid, Relief, and Economic Security Act (CARES Act). Such tax payments beginning March 27, 2020 (the effective date of the CARES Act) through December 31, 2020 have been deferred. Deferred tax amounts are expected to be paid over two years, in equal amounts due on December 31, 2021 and December 31, 2022. As of September 30, 2020, the deferred Social Security tax of the Company was $69,074.

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

NOTE 17 – SUBSEQUENT EVENTS

On October 9, 2020, we filed a preliminary proxy statement relating to, among other things, the proposal to adopt the Merger Agreement (the “Merger Proposal”). Stockholders of the Company will be asked to vote on, among other things, the Merger Proposal at a special meeting of the stockholders, the date of which meeting is to be announced.

On October 12, 2020 we executed a lung resection tumor sample supply agreement with Duke University’s Institutional Review Board to support our TIL R&D development at the Rockville site.

On October 23, 2020, the Company entered into a Bridge Loan Agreement with TF I Ltd., an affiliate of TF Capital Fund III, L.P., a member of the Consortium (the “TF Bridge Loan Agreement”) pursuant to which TF I Ltd. agreed to provide an unsecured loan to the Company in an aggregate principal amount of $10 million at a simple interest rate of 6% per annum (the “TF Bridge Loan”). The Company is required to repay all unpaid principal of the TF Bridge Loan, together with the accrued but unpaid interest thereon, on the maturity date, which is the earlier of (i) August 7, 2021, and (ii) the occurrence of an event of default (as specified in the convertible promissory note issued pursuant to the terms of the TF Bridge Loan Agreement (the “TF Note”)), unless any such event of default has been remedied by the end of the applicable grace period.

Pursuant to the TF Note, TF I Ltd. has the right, at its option, to convert all (but not part) of the unpaid principal amount of the TF Bridge Loan together with the accrued but unpaid interest into common stock of the Company (i) on the close of business on the maturity date at a conversion price equal to the lower of (A) $19.50 per share and (B) an amount representing a 15% discount to the volume weighted average price over the preceding 30 trading days prior to and including the maturity date, subject to ratable adjustment for any stock split, stock dividend, stock combination or other recapitalization occurring subsequent to the date of the TF Note or (ii) immediately prior to (but subject to) the closing of certain acquisitions of the Company (including the Merger) prior to the maturity date, at a conversion price equal to the price per share of common stock payable (or deemed payable) in such acquisition.

The Company received proceeds of $10 million from the TF Bridge Loan on October 28, 2020.

On October 23, 2020, the Company entered into a Bridge Loan Agreement with Yunfeng Capital Limited, an affiliate of Yunfeng Fund III, L.P., a member of the Consortium (the “Yunfeng Bridge Loan Agreement 2”) pursuant to which Yunfeng Capital Limited agreed to provide an unsecured loan to the Company in an aggregate principal amount of $10 million at a simple interest rate of 6% per annum (the “Yunfeng Bridge Loan 2”). The Company is required to repay all unpaid principal of the Yunfeng Bridge Loan 2, together with the accrued but unpaid interest thereon, on the maturity date, which is the earlier of (i) August 7, 2021, and (ii) the occurrence of an event of default (as specified in the convertible promissory note issued pursuant to the terms of the Yunfeng Bridge Loan Agreement 2 (the “Yunfeng Note 2”)), unless any such event of default has been remedied by the end of the applicable grace period.

Pursuant to the Yunfeng Note 2, Yunfeng Capital Limited has the right, at its option, to convert all (but not part) of the unpaid principal amount of the Yunfeng Bridge Loan 2 together with the accrued but unpaid interest into common stock of the Company (i) on the close of business on the maturity date at a conversion price equal to the lower of (A) $19.50 per share and (B) an amount representing a 15% discount to the volume weighted average price over the preceding 30 trading days prior to and including the maturity date, subject to ratable adjustment for any stock split, stock dividend, stock combination or other recapitalization occurring subsequent to the date of the Yunfeng Note 2 or (ii) immediately prior to (but subject to) the closing of certain acquisitions of the Company (including the Merger) prior to the maturity date, at a conversion price equal to the price per share of common stock payable (or deemed payable) in such acquisition.

The Company received proceeds of $10 million from the Yunfeng Bridge Loan 2 on October 30, 2020.

On October 28, 2020, the Committee on Foreign Investment in the United States (“CFIUS”) accepted the joint voluntary notice (the “CFIUS Notice”) filed in connection with the transactions contemplated by the Merger Agreement. The CFIUS Notice review period began on October 29, 2020 and is expected to conclude no later than December 14, 2020.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management’s discussion and analysis summarizing the significant factors affecting our results of operations, financial condition and liquidity position for the three and nine months ended September 30, 2020 and 2019, and should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this filing.

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

A variety of factors, some of which are outside our control, may cause our operating results to fluctuate significantly. They include:

•	the severity, magnitude, and duration of the COVID-19 pandemic, including impacts of the pandemic and of responses to the pandemic by governments, business, and individuals on our operations;

•	our ability to timely complete and equip our Rockville, Maryland GMP facility amid the COVID-19 pandemic;

•	our ability to mitigate the intracompany transferee visa travel ban in connection with the technical transfer of our institutionalized process from our Shanghai, China facility to the new Rockville site to support clinical trial in the U.S.;

•	our anticipated cash needs and our estimates regarding our anticipated expenses, capital requirements and our needs for additional financings;

•	the success, cost, and timing of our product development activities and clinical trials;

•	our ability and the potential to successfully advance our technology platform to improve the safety and effectiveness of our existing product candidates; the potential for our identified research priorities to advance our cancer and degenerative disease technologies;

•	our ability to obtain drug designation or breakthrough status for our product candidates and any other product candidates, or to obtain and maintain regulatory approval of our product candidates, and any related restrictions, limitations and/or warnings in the label of an approved product candidate;

•	the ability to generate or license additional intellectual property relating to our product candidates;

•	regulatory developments in China, the United States, and other foreign countries;

•	the potential of the technologies we are developing;

•	fluctuations in the exchange rate between the U.S. dollars and the Chinese Yuan;

•	our plans to equip our manufacturing facilities;

•	the occurrence of any event, change or other circumstance that could give rise to the termination of the Merger Agreement;

•	the inability to complete the proposed Merger due to the failure to obtain the required stockholder approvals or the failure to satisfy other conditions to the consummation of the proposed Merger;

•	the parties may be unable to obtain CFIUS clearance, or CFIUS may delay the Merger or result in the imposition of conditions that could cause the parties to abandon the Merger;

•	risks related to disruption of Company management’s attention from the Company’s ongoing business operations due to the Merger;

•	the outcome of any legal proceedings, regulatory proceedings or enforcement matters that have been or may be instituted against the Company and others relating to the Merger;

•	our announcement and pursuit of the Merger may disrupt our business and make it more difficult to maintain our business and operational relationships, and the restrictions imposed on us prior to the closing of the Merger or termination of the Merger Agreement may prevent us from growing our business or operating outside of the ordinary course of business without the consent of Parent and/or Merger Sub;

•	the potential difficulties in employee retention as a result of the pendency of the Merger;

•	the risk associated with the timing of the closing of the Merger, including the risk that the conditions to the Merger are not satisfied on a timely basis, or at all, and the failure of the Merger to close for any other reason;

•	unanticipated difficulties or expenditures relating to the Merger, the response of business partners and retention as a result of the announcement and pendency of the Merger;

•	the amount of the costs, fees, expenses and charges related to the Merger; and

•	the additional risks, uncertainties, and other factors described in our SEC filings.

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

The COVID-19 pandemic has created new challenges for CBMG, the broader biotech community, and society as a whole. We have and continue to prioritize the safety and well-being of our employees and have implemented work-from-home policies for our U.S.- and China-based employees since the early stages of the COVID-19 pandemic. In early April 2020, our China-based employees returned to the office and are required to adhere to the Company’s COVID-19 prophylactic process and procedures. In July 2020, our U.S.-based employees also returned to the office in accordance with local rules and ordinances. Commensurate to impacts throughout the biopharma industry, we have observed some broad-based COVID-19 supply chain related issues and are continuing to mitigate its impact on our operations by implementing concrete measures to prioritize the safety and physical wellbeing of our employees. Amid the COVID-19 pandemic, we are working with our clinical studies partners in China to mitigate risk to patients participating in our studies while taking into account regulatory, institutional, and government guidance and policies. We continue to evaluate enrollment trends in our studies as well as the impact of COVID-19 on our clinical programs. Patients enrolled on anti-BCMA CAR-T for Relapsed or Refractory Multiple Myeloma and anti-CD19/CD20 Bi-Specific CAR-T for Non-Hodgkin’s Lymphoma have continued treatment and study visits with limited disruption to date, and we are working closely with trial sites to support the continued treatment of patients in compliance with study protocols. An early phase clinical trial using T cells transduced with AFP TCR-T targeting hepatocellular carcinoma (HCC) has been initiated and is ongoing. At the end of Q3, 2020, we suspended our autologous KOA clinical trial in China due to a shortage of participants, caused by the coronavirus anxiety in situations involving non-life-threatening physical ailments. Any potential further delays cannot be predicted and may vary by clinical study and program depending on a variety of currently unknown factors. The Company remains committed to maintaining its development plans but acknowledges the potential impact on clinical studies amid the rapidly evolving pandemic environment.

Recent Developments from Q3 and Subsequent Developments

On July 13, 2020, the Company hosted a virtual research and development showcase to present an overview and update on the current state of its clinical and pre-clinical programs.

On July 18, 2020, we began enrolling patients for our clinical study on human adipose mesenchymal stem cell exosomes (ahaMSCs-Exo) in the treatment of mild to moderate Alzheimer’s disease. Our clinical partner is Ruijin Hospital (affiliated to Shanghai Jiao Tong University School of Medicine). The study is expected to enroll 18 patients.

On August 10, 2020, the Company notified China Merchant Bank of its plan to draw from a one-year line of credit for working capital and research and development activities. This line of credit is capped at CNY 30 million (approximately $4.4 million).

On August 11, 2020, the Company entered into a Bridge Loan Agreement (the “Yunfeng Bridge Loan Agreement 1”) with Yunfeng Capital Limited, an affiliate of Yunfeng Fund III, L.P., pursuant to which Yunfeng Capital Limited agreed to provide for an unsecured loan to the Company in an aggregate principal amount of $25 million  at a simple interest rate of 6% per annum (the “Yunfeng Bridge Loan 1”). The Company is required to paypay all unpaid principal amount of the Yunfeng Bridge Loan, together with accrued but unpaid interest thereon, on the maturity date, which is the earlier of (i) August 7, 2021, and (ii) the occurrence of an event of default (as defined in the promissory note issued pursuant to the terms of the Yunfeng Bridge Loan Agreement 1, the “Yunfeng Note 1”) unless such event of default has been remedied by the end of the applicable grace period. Pursuant to the Yunfeng Note, Yunfeng Capital Limited has the right, at its option to convert all (but not part) of the unpaid principal amount of the Yunfeng Bridge Loan 1 together with the accrued but unpaid interest into common stock of the Company (i) on the close of business on the maturity date at a conversion price equal to the lower of (A) US$19.50 per share and (B) an amount representing a 15% discount to the volume weighted average price over the preceding 30 trading days prior to and including the maturity date, subject to ratable adjustment for any stock split, stock dividend, stock combination or other recapitalization occurring subsequent to the date of the Yunfeng Note 1 or (ii) immediately prior to (but subject to) the closing of certain acquisitions of the Company (including the proposed merger previously disclosed on August 12, 2020) prior to the maturity date, at a conversion price equal to the price per share of common stock payable (or deemed payable) in such acquisition.

On August 11, 2020, the Company and Winsor Capital Limited, an affiliate of TF Capital Ranok Ltd., entered into an Amendment Letter (the “Amendment Letter”) in connection with the Winsor Bridge Loan. Pursuant to the Amendment Letter, the Company and Winsor Capital Limited have agreed to revise the terms of the previously announced bridge loan to provide for a new maturity date being the earlier of (i) August 7, 2021, and (ii) the occurrence of an event of default (as defined in the promissory note issued pursuant to the terms of the bridge loan agreement of the Winsor Bridge Loan) unless such event of default has been remedied by the end of the applicable grace period as set out therein.

On August 11, 2020, the Company entered into the Merger Agreement with CBMG Holdings, an exempted company with limited liability incorporated under the laws of the Cayman Islands (“Parent”), and CBMG Merger Sub Inc., a Delaware corporation and a wholly-owned subsidiary of Parent (“Merger Sub”), providing for the merger of Merger Sub with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly-owned subsidiary of Parent. Parent and Merger Sub are newly-formed entities formed on behalf of the Consortium.

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

On August 11, 2020, we executed a nonexclusive patent license agreement (the “AAV5 License Agreement”) with the U.S. Department of Health and Human Services, as represented by National Heart, Lung, and Blood Institute of the National Institutes for Health, for sixteen AAV5 vector patents (the “AAV5 Patents”), pursuant to which we acquired certain rights to the worldwide development, manufacture and commercialization of such licensed rights to introduce therapeutic genes to enhance the efficacy of T cell immunotherapy, and to produce CAR/TCR/TIL cells for the treatment of non-small cell lung cancer and multiple myeloma. The AAV5 patents expire in 2025.

On August 20, 2020, we initiated our participation in a multicenter, randomized, double-blind, clinical study targeting non-COVID 19 related ARDS by atomizing inhalation of allogeneic human mesenchymal stem cell exosomes (hMSC-Exos). Our clinical partners are Ruijin Hospital (affiliated to Shanghai Jiao Tong University School of Medicine), Zhongshan Hospital (affiliated to Fudan University), Shanghai First People’s Hospital, and East China Hospital (affiliated to Fudan University). We have started recruiting patients for the Phase I study.

On August 25, 2020, we submitted a declaration relating to the transactions contemplated by the Merger Agreement to CFIUS pursuant to 31 C.F.R. § 800.402 (the “CFIUS Declaration”).

On August 30, 2020, we presented our research and development pipeline at the 25th Annual Conference of the Chinese Biopharmaceutical Association-USA.

On September 21, 2020, we executed a sponsored collaborative research agreement with Duke University, pursuant to which both parties entered into a research collaboration to investigate NSCLC tumor specimens for pre-clinical development and manufacturing of a clinical TIL cell-therapy product.

On September 25, 2020 CFIUS requested that the Company file the CFIUS Notice regarding the Merger in accordance with 31 C.F.R. part 800, subpart E.

On October 23, 2020, the Company entered into a Bridge Loan Agreement with TF I Ltd., an affiliate of TF Capital Fund III L.P. (the “TF Bridge Loan Agreement”) pursuant to which TF I Ltd. agreed to provide an unsecured loan to the Company in an aggregate principal amount of $10 million at a simple interest rate of 6% per annum (the “TF Bridge Loan”). The TF Bridge Loan Agreement was approved by the Board of Directors (the “Board”) of the Company based on the recommendation of the Special Committee of the Board (the “Special Committee”) and its advisers. TF Capital Fund III L.P., an affiliate of TF I Ltd., is a member of the Consortium that, through certain newly formed entities, entered into the Merger Agreement with the Company on August 11, 2020 relating to the Merger. The TF Bridge Loan was funded on October 28, 2020. The Company is required to repay all unpaid principal of the TF Bridge Loan, together with the accrued but unpaid interest thereon, on the maturity date, which is the earlier of (i) August 7, 2021, and (ii) the occurrence of an event of default (as specified in the convertible promissory note issued pursuant to the terms of the TF Bridge Loan Agreement (the “TF Note”), the form of which is attached as Exhibit A to the TF Bridge Loan Agreement), unless any such event of default has been remedied by the end of the applicable grace period. Pursuant to the TF Note, TF I Ltd. has the right, at its option, to convert all (but not part) of the unpaid principal amount of the TF Bridge Loan together with the accrued but unpaid interest into common stock of the Company (i) on the close of business on the maturity date at a conversion price equal to the lower of (A) $19.50 per share and (B) an amount representing a 15% discount to the volume weighted average price over the preceding 30 trading days prior to and including the maturity date, subject to ratable adjustment for any stock split, stock dividend, stock combination or other recapitalization occurring subsequent to the date of the TF Note or (ii) immediately prior to (but subject to) the closing of certain acquisitions of the Company (including the Merger) prior to the maturity date, at a conversion price equal to the price per share of common stock payable (or deemed payable) in such acquisition.

On October 23, 2020, the Company entered into a Bridge Loan Agreement with Yunfeng Capital Limited (the “Yunfeng Bridge Loan Agreement 2”) pursuant to which Yunfeng Capital Limited agreed to provide an unsecured loan to the Company in an aggregate principal amount of $10 million at a simple interest rate of 6% per annum (the “Yunfeng Bridge Loan 2”). The Yunfeng Bridge Loan Agreement 2 was approved by the Board based on the recommendation of the Special Committee and its advisers. Yunfeng Fund III, L.P., an affiliate of Yunfeng Capital Limited, is a member of the Consortium that, through certain newly formed entities, entered into the Merger Agreement with the Company on August 11, 2020 relating to the Merger. The Yunfeng Bridge Loan 2 was funded on October 30, 2020. The Company is required to repay all unpaid principal of the Yunfeng Bridge Loan 2, together with the accrued but unpaid interest thereon, on the maturity date, which is the earlier of (i) August 7, 2021, and (ii) the occurrence of an event of default (as specified in the convertible promissory note issued pursuant to the terms of the Yunfeng Bridge Loan Agreement 2 (the “Yunfeng Note 2”), the form of which is attached as Exhibit A to the Yunfeng Bridge Loan Agreement 2), unless any such event of default has been remedied by the end of the applicable grace period. Pursuant to the Yunfeng Note 2, Yunfeng Capital Limited has the right, at its option, to convert all (but not part) of the unpaid principal amount of the Yunfeng Bridge Loan 2 together with the accrued but unpaid interest into common stock of the Company (i) on the close of business on the maturity date at a conversion price equal to the lower of (A) $19.50 per share and (B) an amount representing a 15% discount to the volume weighted average price over the preceding 30 trading days prior to and including the maturity date, subject to ratable adjustment for any stock split, stock dividend, stock combination or other recapitalization occurring subsequent to the date of the Yunfeng Note 2 or (ii) immediately prior to (but subject to) the closing of certain acquisitions of the Company (including the Merger) prior to the maturity date, at a conversion price equal to the price per share of common stock payable (or deemed payable) in such acquisition.

On October 23, 2020, CBMG Holdings, as the Parent under the Merger Agreement, executed a consent letter to consent to (i) the execution of the TF Bridge Loan Agreement and the Yunfeng Bridge Loan Agreement 2 (together, the “Loan Agreements”) by the Company, the transactions contemplated thereunder and the TF Bridge Loan and Yunfeng Bridge Loan 2 (together, the “Loans”) to be incurred upon the execution of the Loan Agreements and (ii) acknowledge that the Loans do not constitute Indebtedness under Section 7.1(b)(vi)(A) of the Merger Agreement.

On October 28, 2020, CFIUS accepted the joint voluntary notice field in connection with the transactions contemplated by the Merger Agreement.

In the next 12 months, we aim to accomplish the following, though there can be no assurances that we will be able to accomplish any of these goals:

•	Field answers to questions in the CFIUS Notice review and complete the proposed Merger transaction;

•	Evaluate the potential of adding anti-Glypican 3 (GPC3) in our HCC research and development pipeline;

•	Prepare and submit an IND application for C-CAR039 (anti-CD20/CD19 bi-specific CAR-T) for NHL to the U.S. FDA;

•	Launch a clinical study in the U.S. to evaluate the safety and clinical benefit of TIL in NSCLC (TIL051);

•	File an IND application in China for C-TCR055 upon promising IIT proof of concept (POC) study results in China;

•	Improve our capabilities and resources, including the manufacturing capabilities of our U.S. R&D center in Rockville, Maryland to support our clinical development in the U.S.;

•	Continue to rationalize Novartis’ material specifications and reduce our cost on Kymriah®;

•	Explore strategic drug development partnerships with large pharmaceutical companies by leveraging our vertically integrated infrastructure in China to execute the IIT expedited POC.

•	Explore bringing our proprietary virus manufacturing process from Shanghai to our Rockville site to enable U.S. clinical trials;

•	Conduct clinical study on the treatment of Alzheimer’s disease;

•	Collaborate with Duke University on TIL process development to improve cycle time and institutionalized scalability;

•	Continue to assess and explore third-party technologies to augment our IP portfolio;

•	Explore the feasibility of establishing a new R&D and clinical manufacturing site in China to adapt to our rapid business expansion and explore the addition of our Contract Development and Manufacturing Organization (CDMO) business to support certain specific market-oriented business strategies;

•	Pursue additional capital funding to strengthen our balance sheet;

•	Execute the technology transfer and align the manufacturing processes with the global CAR-T leader to support the development of the world’s first CAR-T therapy in China;

•	Explore and introduce a gene therapy technology platform, product development, and manufacturing for our current business to create synergy with our cell therapy pipelines;

•	Enrich our intellectual property portfolio globally;

•	Evaluate and implement a digital data tracking and storage technology system for research and development, material management, GMP production, and integrated clinical data management;

•	Continue our allogeneic KOA clinical trials in China;

•	Continue our exosome ARDS clinical study in China;

•	Assess the feasibility of starting an IIT on Universal Chimeric Antigen Receptor (UCAR) BCMA for MM in China;

•	Evaluate emerging regenerative medicine technology platform for other indications and review recent developments in the competitive landscape;

•	Strengthen our Quality Management System (QMS) centralized document control system and electronic batch recording system for quality assurance, and laboratory information management system (LMS) for quality control as well as leverage our QMS system and our strong scientific expertise in both the U.S. and China;

•	Continue to field inbound inquiries and to explore opportunities to monetize our clinical assets;

•	Collaborate with multinational pharmaceutical companies to co-develop cell therapy products in China and the U.S. by leveraging our existing leading clinical assets or research on new targets; and

•	Continue to implement the International Organization for Standardization (ISO) 27001 standard to fortify our information assets security.

Our operating expenses for the three months ended September 30, 2020 were in line with management’s plans and expectations. We had an increase in total operating expenses of approximately $1 million and $4 million for the three and nine months period ended September 30, 2020, as compared to the same periods ended September 30, 2019, which was primarily attributable to G&A expenses for the privatization and increased R&D expenses in 2020 excluding the impact of one-time expense incurred in connection with a research collaboration with Duke University in 2019.

Corporate History

Please refer to Note 1 of the unaudited condensed consolidated financial statements for the corporate history.

BIOPHARMACEUTICAL BUSINESS

Our biopharmaceutical business was founded in 2009 by a team of seasoned Chinese-American executives, scientists and doctors. In 2010, we established a facility designed and built to comply with China’s GMP standards in Wuxi, China, and in 2012, we established a U.S. FDA compliant manufacturing facility in Shanghai. In November 2017, we opened our Zhangjiang facility in Shanghai, of which 40,000 square feet, or 35% of the total facility, was designed and built to GMP standards and dedicated to advanced cell manufacturing. We are expanding our U.S. presence with a new 22,477 square foot Rockville, Maryland facility scheduled to be completed in late Q4 2020. The Rockville site is designed to house approximately 4,500 square feet of GMP manufacturing facility to support early stage U.S. clinical trials. Our focus has been to serve the rapidly growing health care market initially in China by marketing and commercializing immune cell and stem cell therapeutics, related tools and products from our patent-protected homegrown and acquired cell technology, as well as by utilizing in-licensed and other acquired intellectual properties before shifting our attention to serve the mature and highly competitive health care market in the U.S. We continue to explore new products and gene therapies that may require the investment of a material amount of assets.

Our current treatment focal points are cancer, KOA and ARDS.

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

KOA. In 2013, we completed a Phase-I/IIa clinical study, in China, for our KOA therapy named ReJoin®. The trial tested the safety and efficacy of intra-articular injections of autologous human adipose-derived mesenchymal progenitor cells (haMPCs) in order to reduce inflammation, relieve pain, improve knee function and repair damaged joint cartilage. Our ReJoin® haMPC therapy for KOA is an interventional therapy using our proprietary process, culture and medium. From 2013 to 2020, we conducted clinical studies on ReJoin® and our trial data has demonstrated positive results on the performance of ReJoin®. We have recently suspended our autologous ReJoin® KOA clinical trial in China due to a shortage of participants caused by coronavirus anxiety in situations involving non-life-threatening physical ailments.

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

In January 2016, we launched the Allogeneic KOA Phase-I Trial in China to evaluate the safety and efficacy of AlloJoin®, an off-the-shelf haMPC therapy for the treatment of KOA. On August 5, 2016, we completed patient treatment for the Allogeneic KOA Phase-I trial, and on December 9, 2016, we announced interim three-month safety data from the Allogenic KOA Phase-I Trial in China. The interim analysis of the trial has demonstrated a preliminary safety and tolerability profile of AlloJoin® in the three doses tested, and no serious adverse events (SAE) related to AlloJoin® have been observed. On March 16, 2018, we announced a positive 48-week AlloJoin® Phase-I data in China, which demonstrated good safety and early efficacy for the slowing of cartilage deterioration. China finalized its cell therapy regulatory pathway in December 2017. Our AlloJoin® IND application to conduct a Phase-II clinical trial with the NMPA was been approved in January 2019 and we launched our Phase-II AlloJoin® clinical trial on September 12, 2019. On September 27, 2019, we received the ReJoin® therapy application acceptance for Phase-II clinical trials by the NMPA. This clinical trial is a randomized, double-blind and blank-controlled study of intra-articular injections conducted at seven hospitals in China, including Shanghai Renji Hospital, Shanghai Sixth People’s Hospital, Shanghai First People’s Hospital, Shanghai Huashan Hospital, China-Japan Friendship Hospital, the Second Affiliated Hospital of Medical College of Zhejiang University and Shanghai Ninth People’s Hospital. As of September 2020, we have enrolled 54 patients, 52 of whom have received the AlloJoin® therapy, and we have not yet observed any serious adverse effects.

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

CAR-T cell therapies, such as anti-CD19 CAR-T and anti-BCMA CAR-T, have been tested in several hematological indications on patients that are refractory/relapsing to chemotherapy, and many of them have relapsed after stem cell transplantation. All of these patients had limited treatment options prior to CAR-T therapy. We have begun an anti-BCMA CAR-T investigator-initiated trial in January 2019 and are continuing to enroll more patients. CAR-T has shown encouraging clinical efficacy in many of these patients, and some of them have had durable clinical response for years. However, some adverse effects, such as CRS and neurological toxicity, have been observed in patients treated with CAR-T-cells. For example, in July 2016, Juno Therapeutics, Inc. reported the death of patients enrolled in the U.S. Phase-II clinical trial of JCAR015 (anti-CD19 CAR-T) for the treatment of relapsed or refractory B-cell acute lymphoblastic leukemia (B-ALL). The U.S. FDA put the trial on hold and lifted the hold within a week after Juno provided a satisfactory explanation and solution. Juno attributed the cause of patient deaths to the use of Fludarabine preconditioning and they switched to use only cyclophosphamide pre-conditioning in subsequent enrollment. We are optimistic on the prospect of this pipeline and will continue to seek partnerships on co-development.

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

The 2018 Global Cancer Statistics Report also reported that in 2018, lung cancer was the most diagnosed cancer type worldwide and in China with 2,093,8761 and 733,3002 new cases respectively. HCC is the 4th most common cancer in China and more than 50% of new HCC cases world-wide are in China. There are approximately 466,000 new liver cancer cases each year in China with the mortality around 343,700.3 In 2018, there were approximately 510,000 new cases of NHL worldwide with 248,724 patient deaths.4

Multiple myeloma accounts for 1% of all cancers and approximately 10% of all hematological malignancies.5 In 2016 there were 138,509 incident cases worldwide. The United States had the most cases (24,407) and the most deaths (14,212), China was the second in both measures with 16,537 incident cases and 10,363 deaths. The global incidence of multiple myeloma rose by 126% from 1990 to 2016. East Asia (China, North Korea, and Taiwan) saw incident cases of multiple myeloma jump by 262%, which was the largest increase among any of the 21 global regions.6

Market for Stem Cell-Based Therapies

The U.S. forecast is that shipments of treatments with stem cells, or instruments which concentrate stem cell preparations for injection into painful joints, will fuel an overall increase in the use of stem cell based treatments resulting in an increase to $5.7 billion in 2020, with key growth areas being Spinal Fusion, Sports Medicine and Osteoarthritis of the joints. Osteoarthritis (OA) is a chronic disease that is characterized by degeneration of the articular cartilage, hyperosteogeny and, ultimately, joint destruction that can affect all of the joints. KOA accounts for approximately 85% of the burden of OA worldwide today. The incidence of radiographic KOA is 42% and 31%, respectively, among women and men over age 60 in North America.7 The costs of OA management has grown exponentially over recent decades, accounting for up to 1% to 2.5% of the gross national product of countries with aging populations, including the U.S., Canada, the UK, France and Australia. According to the American Academy of Orthopedic Surgeons (AAOS), the only pharmacologic therapies recommended for OA symptom management are non-steroidal anti-inflammatory drugs (NSAIDs) and tramadol (for patients with symptomatic osteoarthritis). Moreover, there is no approved disease modification therapy for OA in the world. Disease progression is a leading cause of hospitalization and ultimately requires joint replacement surgery. Medicinal products used in the treatment of osteoarthritis need to provide both a symptom relief effect for at least six months and a structure modification effect to slow cartilage degradation by at least 12 months. Symptom relief is generally measured by a composite questionnaire, the Western Ontario and McMaster Universities Osteoarthritis Index (WOMAC) score, and structure modification is measured by MRI, or radiographic image as accepted by international communities. The Company uses the WOMAC as the primary end point to demonstrate symptom relief, and MRI to assess structure and regeneration benefits as a secondary endpoint.

________________

1 Chen et al. CA Cancer J Clin. 2016; 66:155-132

2 Bray F et al. CA Cancer J Clin. 2018: 68:394-424

3 Chen et al. CA Cancer J Clin. 2016; 66:155-132

4 Bray F et al. CA Cancer J Clin. 2018: 68:394-424

5 Moreau P et al., Annals of Oncol. 24 (Supplement 6): vi133–vi137, 2013)

6 Cowan AJ et al., JAMA Oncol. 2018;4(9):1221-1227

7 David J Hunter et al., Lancet. 2019 Apr 27;393(10182):1745-1759.

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

Our Global Strategy

CBMG is a drug development company focusing on developing cell therapies first in China, to take advantage of cost efficiencies, leveraging the expeditious IIT process in China, publish and share our data in major conferences and scientific journals and then address the rest-of-the-world market after safety and efficacy of those programs are established. Our strategy outside of China to monetize our assets is to pursue the proof of concept (POC) acknowledgement bolstered by promising clinical trial data from IIT or early IND in the U.S.. After POC, our plan is to proactively seek strategic partnership to defray the prohibitive costs associated in achieving Biologics License Application (BLA) approval in the United States and the rest of the world.

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

We have developed several CAR-Ts to treat hematological malignancies including anti-CD20, anti-CD20-19 bispecific CAR-T, and anti-BCMA CAR-Ts, and we have initiated clinical studies to evaluate the safety and efficacy of these assets. We are preparing investigational new drug (IND) gap analysis for our U.S. pre-IND and IND application for C-CAR039 anti-CD20/CD19 Bi-specific CAR for NHL, and TIL051 for NSCLC.

C-CAR039

C-CAR039 is a novel 2nd generation bispecific CAR-T, targeting both CD19 and CD20. C-CAR039 showed reactivity against both single positive and double positive tumor in vitro and in vivo, and has the potential to be the best-in-class of CAR-T cell therapies for B cell NHL as it addresses the CD19 antigen loss by co-targeting CD20. As of October 30, 2020, 18 of the 21 enrolled patients received single dose C-CAR039 intravenous infusion with a dose range of 1.0 x 106 to 5.0 x 106 CAR-T cells/kg of body weight. Seventeen patients, including 15 patients with DLBCL, 1 with follicular lymphoma (FL) and 1 with transformed follicular lymphoma (tFL), are evaluable for safety (evaluated by CTCAE V5.0), and 16 patients have one month or longer efficacy data utilizing the 2014 Lugano Classification for the assessment of lymphoma. The median age of evaluable, infused patients was 60 years (range: 28–71 years). The median number of lines of prior therapies was 3 (range: 1-5). 11 of the 17 patients were stage III or IV patients (64.7%). C-CAR039 treatment was well tolerated with no grade 3 or higher cytokine release syndrome (CRS) as evaluated by CTCAE V5.0 and ASTCT Consensus Grading for Cytokine Release Syndrome and Neurologic Toxicity Associated with Immune Effector Cells 2018 for safety and The Lugano Classification 2014 for efficacy, and one grade 1 neurotoxicity event. Reversible grade 1 or 2 CRS was observed in 15/17 (88.2%) of patients. At the one-month efficacy evaluation, 15/16 patients showed clinical improvement (ORR=94%). The best overall response (BOR) includes 14 CR (87.5%, 12 DLBCL, 1 FL and 1 tFL) and 1 partial response (PR). 12 patients have at least 3-month follow-up data. The overall survival (OS) at 3 months is 100%. 9/12 (75%) patients had on going responses beyond 3 months after C-CAR039 treatment. The median follow-up was 156 days (39-345 days), and the median duration of response (DOR) has not yet been reached. We also observed tumor regression and positive correlation between the expansion of C-CAR039 CAR-T cells in the treated patients’ peripheral blood. No Grade 3 or higher CRS was observed. No Grade 2 or higher neurotoxicity was observed. Cytopenia was mostly related to Cy/Flu lymphodepletion.

C-CAR088

BCMA is a member of the TNF receptor superfamily, universally expressed in MM cells. It is not detectable in normal tissues except plasma and mature B cells. It is a proven, effective and safer target for treating refractory MM patients in several clinical trials. Our anti-BCMA CAR-T clinical lead (C-CAR088) exhibits potent anti-tumor activity both in vitro and in vivo. We initiated an IIT in refractory MM patients in January 2019. As of October 30, 2020, we have enrolled 28 patients and infused 26 patients. 23 patients had evaluable data for safety and clinical response. We observed 95.7% ORR in 23 patients. Best responses included 10 CR, 11 VGPR and 1 PR. No Grade 4 or higher CRS was observed in 23 patients. No Grade 2 or higher neurotoxicity and DLTs was observed. Cytopenia was mostly related to Cy/Flu lymphodepletion. The clinical safety was evaluated by CTCAE 5.0 and clinical efficacy was evaluated by IMWG 2016. Our abstract for this study has been accepted for an oral presentation on Saturday, December 5, 2020, 1:15pm at the 62nd American Society of Hematology (ASH) Annual Meeting and Exposition. We continue to evaluate the therapeutic index with more patients at 6×106 CAR+ cell/kg (high dose) and the duration of response.

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

TIL

CBMG is developing multiple approaches for TIL therapies to treat immunogenic cancers. In the early stages of cancer, lymphocytes infiltrate into the tumor, specifically recognizing the tumor targets and mediating anti-tumor response. These cells are known as TIL. TIL-based therapies have shown encouraging clinical results in melanoma, cervical cancer, and NSCLC. For example, in Phase-II clinical studies in patients with metastatic melanoma performed by Dr. Steven Rosenberg, TIL therapy demonstrated robust efficacy in patients with metastatic melanoma with objective response rates of 56% and complete response rates of 24%. We have started our manufacture process development in both the U.S. and China and plan to sponsor and initiate a TIL trial in late 2021 in the U.S. to evaluate the safety and clinical efficacy of TIL in stage IIIB and IV NSCLC patients refractory to anti-PD1 therapy.

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

Knee Osteoarthritis (KOA)

We completed the Phase-I/IIa clinical trial for the treatment of KOA. The trial tested the safety and efficacy of intra-articular injections of autologous haMPCs in order to reduce inflammation, relieve pain, improve knee function, and repair damaged joint cartilage. The six-month follow-up clinical data showed ReJoin® therapy to be both safe and effective.

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

Osteoarthritis is a degenerative disease of the joints. KOA is one of the most common types of osteoarthritis. Pathological manifestation of osteoarthritis is primarily local inflammation caused by immune response and subsequent damage of joints. Restoration of immune response and joint tissues are the objective of therapies. Conventional treatment usually involves invasive surgery with painful recovery and physical therapy. As drug-based methods of management are ineffective, about 18% of the KOA patients ultimately elected for knee replacement surgery.8

Adult mesenchymal stem cells can currently be isolated from a variety of adult human sources, such as liver, bone marrow and adipose (fat) tissue. We believe the advantages in using adipose tissue (as opposed to bone marrow or blood) are that it is one of the richest sources of multipotent cells in the body, the easy and repeatable access to fat via liposuction, and the simple cell isolation procedures that can begin to take place even on-site with minor equipment needs. The procedure we are testing for autologous KOA involves extracting a very small amount of fat using a minimally invasive extraction process which takes up to 40 minutes and leaves no scarring. The haMPC cells are then processed and isolated on site, and injected intraarticularly into the knee joint with ultrasound guidance. For allogeneic KOA, we use donor haMPC cells.

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

____________

8 Malin Wetterholm, et al. Acta Orthop. 2016 Jun; 87(3): 245–251.

The haMPCs are currently being considered as a new and effective treatment for osteoarthritis, with a huge potential market. Osteoarthritis is one of the ten most disabling diseases in developed countries. The incidence of radiographic KOA is 42% and 31%, respectively, among women and men over age 60 in North America, and 43% and 22%, respectively, among women and men over age 60 in Asia. According to the Global Osteoarthritis Therapeutics Market report 1029-2024 Market, the osteoarthritis therapeutics market is projected to reach $10.1 billion by 2024 from $6.8 billion in 2019, at a CAGR of 8.1%.

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

Our competitors are pursuing treatments for osteoarthritis with knee cartilage implants. However, unlike their approach, our KOA therapy is not surgically invasive—it uses a small amount (30ml-50ml) of adipose tissue obtained via liposuction from the patient, which is cultured and re-injected into the patient. The injections are designed to induce the body’s secretion of growth factors promoting immune response and regulation, and regrowth of cartilage. The down-regulation of the patient’s immune response is aimed at reducing and controlling inflammation which is a central cause of KOA.

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

Acute Respiratory Distress Syndrome (ARDS)

Atomization of allogeneic MSC-Exos for ARDS may alleviate acute lung injury, repair damaged lung tissue structure, shorten the course of disease and improve the survival rate and quality of life of patients. Our clinical study aims to develop treatment for patients with refractory respiratory critical illness, which is expected to deter and delay the progress of ARDS disease, improve patient prognosis and improve the survival rates. Our plan is to utilize atomized inhalation to administer allogeneic human mesenchymal stem cell exosomes (hMSC-Exos) and to explore its feasibility as a new treatment in moderate and severe ARDS.

Alzheimer’s Disease

Alzheimer’s disease, a progressive neurodegenerative illness, is a common form of dementia. We have initiated a study and hope to determine the responses to the pathological microenvironment of the brain using allogeneic human mesenchymal stem cell extracellular vesicles. The main clinical manifestations of Alzheimer’s disease include gradual loss of memory, cognitive dysfunction, behavioral abnormalities and social dysfunction. The incidence of Alzheimer’s disease increases sharply with age, with prevalence rates ranging from 1 to 5 percent among people over 65 years old to 20 to 40 percent among people over 85 years old. Alzheimer’s disease is characterized by high disability, high fatality rate, long course of disease, and heavy burden of medical treatment and care. We have begun enrolling patients for our IIT clinical study using human adipose mesenchymal stem cell extracellular vesicles to treat mild to moderate Alzheimer’s disease.

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

Cancer Immune Cell Therapies

Our primary competitors in the field of cancer immune cell therapies are comprised of:

o	Lung Cancer

▪	Merck & Co., Inc., Astra AB Zeneca Group plc, Bristol Meyers Squibb Company, Genetech, Inc., Innovent Biologics, Inc., BeiGene Co. Ltd, Jiangsu Henrui Medicine Company Ltd, Shanghai Junshi Biosciences Co., Ltd (with approved immunotherapy); and

▪	Regeneron Pharmaceuticals, Inc., Iovance Biotherapeutics, Inc., Adaptimmune Therapeutics PLC and Cstone Pharmaceuticals Co., Ltd (in advanced stage of development).

o	Liver Cancer

	▪	Moderna, Inc., Adaptimmune Therapeutics PLC, Oncorus, Inc., Translate Bio, Inc., Promethera Biosciences SA, Metacrine, Inc., Madrigal Pharmaceuticals, Inc., Enyo Pharma SA, Aurora Biopharma, Inc, Actavis Group, Inc., Alnylam Pharmaceuticals, Inc., ArQule, Inc., Bayer Schering Pharma AG, Bristol-Myers Squibb Company, Celsion Corp, Eli Lilly & Company, ImClone Systems Inc., F. Hoffmann–La Roche Ltd, Jennerex Biotherapeutics, Inc., Onyx Pharmaceuticals, Inc., Pfizer Inc., Progen Pharmaceuticals Ltd, Teva Pharmaceutical Industries Ltd, Eureka Therapeutics, Inc. and CARsgen Therapeutics Co., Ltd.

o	Multiple Myeloma

	▪	GlaxoSmithKline, Inc., Amgen, Inc., Johnson & Johnson’s Legend Biotech USA Inc., bluebird bio, inc., Bristol-Myers Squibb Company (Celgene Corporation), Bellicum Pharmaceuticals, Inc., Active Biotech AB, Oncolytics Biotech, Inc., Karyopharm Therapeutics, Inc., Seattle Genetics, Inc., Janssen Pharmaceutical Companies, Genmab A/S, Adaptive Biotechnologies Corporation, AbbVie, Inc., Kite Pharma, a subsidiary of Gilead Sciences, Inc., CARsgen Therapeutics Co., Ltd and Jiangsu Henrui Medicine Company Ltd.

o	Lymphoma/leukemia

	▪	There are over 280 Non-Hodgkin lymphoma (NHL) development in various stages of clinical trials, CAR-T for NHL has 78 clinical trials in progress.

The most notable, selected list of key competitors of the Company are:

o	Kite Pharma, a subsidiary of Gilead Sciences, Inc. and Novartis International AG (approved immunotherapy)

o	AbbVie Inc., Juno Therapeutics, Inc.(a Bristol Meyers Squibb Company), Celgene Corporation, Autous Therapeutics PLC, Beam Therapeutics, Fate Therapeutics, Oxford Biomedica PLC, Nektar Therapeutics, Fosun Kite Biotechnology Co. Ltd, JW Therapeutics Co. Ltd., and Jiangsu Henrui Medicine Company Ltd.

While approved CAR-Ts utilize an autologous harvest, many competitors such as Allogene Therapeutics, Inc., CRISPR Therapeutics AG, Atara Biotherapeutics, Inc., Precision Biosciences, Inc., Kuur Therapeutics, Celularity, Inc., Ceylad Oncology, Fate Therapeutics, Inc., Kaedi Biotech Co., Ltd, Pfizer Inc., Cellectics, and Servier Laboratories are developing an allogenic or “off-the -shelf” therapies. CBMG has yet to develop an advanced allogenic approach and has paused its autologous KOA clinical study in China due to a shortage of participants caused by coronavirus anxiety in situations involving non-life-threatening physical ailments.

Services

We also operate contract immune-oncology manufacturing services in China with Novartis AG as our sole customer to supply Kymriah, to treat NHL patients in China. We expect Novartis to obtain China regulatory approval to market Kymriah in China before 2023. We consider contract development and manufacturing organization (CDMO) such as Lonza Group AG, WuXi Advanced Therapies, Minaris Regenerative Medicine, a wholly-owned subsidiary of Hitachi Chemical Co., Ltd and Miltenyi Biotec competitors in the manufacturing service business.

KOA

The osteoarthritis industry is highly competitive and subject to rapid and significant technological change. The large size and expanding scope of the pain market makes it an attractive therapeutic area for biopharmaceutical businesses. Our potential competitors include pharmaceutical, biotechnology, medical device and specialty pharmaceutical companies. Several of these companies have robust drug pipelines, readily available capital and established research and development organizations. We believe our success will be driven by our ability to develop and commercialize treatment options that make a meaningful difference for patients with KOA. Our primary competitors in the field of stem cell therapy for osteoarthritis and other indications include Mesoblast Ltd., Caladrius Biosciences, Inc. and others. On September 12, 2019, we launched allogenic haMPC KOA Phase-II of the clinical trial across six leading hospitals in China. We submitted our autologous adipose stem cell therapy (ReJoin® ) KOA with IND filing with the CDE and the application was approved by NMPA. We have paused our autologous KOA clinical study in China due to due to a shortage of participants caused by coronavirus anxiety in situations involving non-life-threatening physical ailments.

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

Other companies have OA product candidates in advanced stages of clinical development. These product candidates include:

•	Anika Therapeutics, Inc.’s Cingal®, which has been approved as a combination viscosupplement, is formulated to provide a cross-linked hyaluronic acid (HA) and a fast acting steroid to effectively treat the symptoms associated with OA.

•	Kolon TissueGene, Inc.’s Invossa™, which is a combination of human allogeneic chondrocytes and TGF-b1 transfected allogeneic chondrocytes. In November 2018, Kolon TissueGene announced that it enrolled the first patient in a pivotal U.S. Phase-III trial. According to clinicaltrials.gov, the estimated primary completion date for the trial is October 2023.

•	Ampio Pharmaceuticals, Inc.’s Ampion™, which is a derivative of human serum albumin, is described as having anti-inflammatory properties, and is formulated for immediate-release. Ampio stated that Ampion is in Phase-III development but has not announced a timeline for submitting a Biologics License Application (BLA).

•	Centrexion Therapeutics Corporation’s CNTX-4975, which is a synthetic, ultra-pure injection of trans-capsaicin. In December 2018, Centrexion announced completion of patient enrollment in its Phase-III VICTORY-1 trial.

•	A number of investigational nerve growth factor antibodies are in development. Regeneron’s fasinumab and Pfizer and Eli Lilly’s tanezumab are both in Phase-III development. Initial results from Phase-III clinical trials for each were announced in 2018. In January 2019, Pfizer and Lilly announced results from a second Phase-III study showing that the tanezumab 5 mg treatment arm met all three co-primary endpoints at 24 weeks. However, in the 2.5 mg treatment arm, patients’ overall assessment of their OA was not statistically different than a placebo. Rapidly progressive OA was seen in 2.1% of tanezumab-treated patients and was not observed in the placebo arm.

•	Servier and Galapagos NV’s S201086/GLPG1972, an ADAMTS-5 inhibitor, is currently in Phase-II clinical development.

•	Flexion Therapeutics, Inc.’s extended-release corticosteroid was approved in 2017 to manage osteoarthritis knee pain.

•	Taiwan Liposome Company’s TLC599, which is a liposomal formulation of dexamethasone sodium phosphate, is currently in Phase-II clinical development.

Certain CBMG competitors also work with adipose-derived stem cells. To our knowledge, none of these companies are currently utilizing the same technologies as ours to treat KOA, nor are we aware of any of these companies conducting government-approved clinical trials in China.

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

ARDS

Respiratory diseases, especially ARDS, pose a risk of great harm to human health and has a high mortality rate. Treatment of such diseases faces new challenges. Currently, there are few clinical therapeutic studies using mesenchymal stem cell exosomes. Athersys Inc. received the Regenerative Medicine Advanced Therapy (RMAT) designation for MultiStem® in ARDS, and is making progress in the MACOVIA (MultiStem® Administration for COVID-19 Induced ARDS) trial. Mesoblast Limited’s randomized controlled Phase 3 trial of remestemcel-L, on top of maximal care in ventilator-dependent patients with ARDS due to COVID-19 infection has surpassed 50% enrollment.

Alzheimer’s Disease

The FDA has approved the Phase 1/2 trial of Hope Biosciences’ autologous, adipose-derived mesenchymal stem cells (HB-adMSCs) designed for the treatment of Alzheimer’s disease. And there are many clinical trials using stem cells like those in cord tissue to treat Alzheimer’s disease. The main clinical manifestations of Alzheimer’s disease include gradual loss of memory, cognitive dysfunction, behavioral abnormalities and social dysfunction. The incidence of Alzheimer’s disease increases sharply with age, with prevalence rates ranging from 1 to 5 percent among people over 65 years old to 20 to 40 percent among people over 85 years old. Alzheimer’s disease is characterized by high disability, high fatality rate, long course of disease, and heavy burden of medical treatment and care. We have begun enrolling patients for our IIT clinical study using human adipose mesenchymal stem cell extracellular vesicles to treat mild to moderate Alzheimer’s disease.

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

During the three and nine months ended September 30, 2020, we believe that there have been no significant changes to the items that we disclosed as our critical accounting policies and estimates in the “Critical Accounting Policies and Estimates” section of Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Results of Operations

Below is a discussion of the results of our operations for the three and nine months ended September 30, 2020 and 2019. These results are not necessarily indicative of result that may be expected in any future period. Our prospects should be considered in light of the risks, expenses and difficulties that we may encounter. We may not be successful in addressing these risks and difficulties.

Comparison of Three Months Ended September 30, 2020 to Three Months Ended September 30, 2019

The descriptions in the results of operations below reflect our operating results as set forth in our Condensed Consolidated Statement of Operations filed herewith.

	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019

Net sales and revenue	$32,295	$-

Operating expenses:
Cost of sales	7,618	-
General and administrative	5,100,189	3,326,630
Selling and marketing	-	38,267
Research and development	12,611,853	13,126,699
Total operating expenses	17,719,660	16,491,596
Operating loss	(17,687,365)	(16,491,596)

Other income
Interest income, net	2,774	352,935
Other income, net	646,587	274,430
Total other income	649,361	627,365
Loss before taxes	(17,038,004)	(15,864,231)

Income taxes credit	-	325

Net loss	$(17,038,004)	$(15,863,906)
Other comprehensive income (loss):
Cumulative translation adjustment	894,793	(303,821)
Total other comprehensive income (loss):	894,793	(303,821)
Comprehensive loss	$(16,143,211)	$(16,167,727)

Net loss per share:
Basic and diluted	$(0.88)	$(0.82)

Weighted average common shares outstanding:
Basic and diluted	19,433,988	19,256,129

__________

* These line items include the following amounts of non-cash, stock-based compensation expense for the periods indicated:

	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019

General and administrative	408,376	435,123
Selling and marketing	-	6,457
Research and development	482,634	554,295
	891,010	995,875

Results of Operations

Net sales and revenue

	2020	2019	Change	Percent

For the three months ended September 30,	$32,295	$-	$32,295	N/A

We are a clinical stage company, and currently have no material revenues with similar effect.

Cost of Sales

	2020	2019	Change	Percent

For the three months ended September 30,	$7,618	$-	$7,618	N/A

The gross margin change was immaterial as currently we have no material revenues.

General and Administrative Expenses

	2020	2019	Change	Percent

For the three months ended September 30,	$5,100,189	$3,326,630	$1,773,559	53%

The increase in general and administrative expenses in 2020 primarily relates to financial advisor consulting fees in connection with the Merger.

Selling and Marketing Expenses

	2020	2019	Change	Percent

For the three months ended September 30,	$-	$38,267	$(38,267)	(100)%

We did not have a sales force in 2020 and therefore, no expense has been incurred in 2020.

Research and Development Expenses

	2020	2019	Change	Percent

For the three months ended September 30,	$12,611,853	$13,126,699	$(514,846)	(4)%

Research and development costs decreased by approximately $515,000 in the three months ended September 30, 2020 as compared to the three months ended September 30, 2019, primarily as a result of a one-time expense incurred in the third quarter of 2019 in connection with a research collaboration with Duke University, which was not incurred in the third quarter of 2020, partially offset by the increased spending in the growth of our pipeline in both liquid tumor and solid tumor development and expanding the U.S. R&D operations at Maryland.

R&D expenses for the three months ended September 30, 2020 and 2019 are as follows:

	For the Three Months Ended
	September 30,
	2020	2019

Research and pre-clinical studies	$1,578,685	$5,447,378
Development, clinical development and studies	11,033,168	7,679,321

Total	$12,611,853	$13,126,699

Operating Loss

	2020	2019	Change	Percent

For the three months ended September 30,	$(17,687,365)	$(16,491,596)	$(1,195,769)	7%

The increase in the operating loss for the three months ended September 30, 2020 as compared to the same period in 2019 is primarily due to changes in general and administrative expenses, which is described above.

Total Other Income

	2020	2019	Change	Percent

For the three months ended September 30,	$649,361	$627,365	$21,996	4%

Other expense for the three months ended September 30, 2020 was primarily subsidy income of $1,144,000, offset by interest expense of $447,000. Other income for the three months ended September 30, 2019 was primarily government subsidy of $577,237, interest income of $352,935, as partially offset by interest expense of $162,279.

Income Taxes Credit

	2020	2019	Change	Percent

For the three months ended September 30,	$-	$325	$(325)	(100)%

While we have optimistic plans for our business strategy, we determined that a valuation allowance was necessary given the current and expected near term losses and the uncertainty with respect to our ability to generate sufficient profits from our business model. Therefore, we established a valuation allowance for deferred tax assets other than the extent of the benefit from other comprehensive income. Income tax expense for the three months ended September 30, 2019 all represent US state tax.

Net Loss

	2020	2019	Change	Percent

For the three months ended September 30,	$(17,038,004)	$(15,863,906)	$(1,174,098)	7%

The increase in net loss for the three months ended September 30, 2020 as compared to the same period in 2019 is primarily attributable to changes in operations which are described above.

Comprehensive Loss

	2020	2019	Change	Percent

For the three months ended September 30,	$(16,143,211)	$(16,167,727)	$24,516	0%

Comprehensive loss for the three months ended September 30, 2020 and 2019 includes a currency translation net gain (loss) of approximately $895,000 and ($304,000) combined with the changes in net loss, respectively.

Comparison of Nine Months Ended September 30, 2020 to Nine Months Ended September 30, 2019

The descriptions in the results of operations below reflect our operating results as set forth in our Condensed Consolidated Statement of Operations filed herewith.

	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019

Net sales and revenue	$32,295	$49,265

Operating expenses:
Cost of sales	7,618	8,087
General and administrative	11,812,062	9,955,073
Selling and marketing	-	121,779
Research and development	30,457,415	28,157,321
Impairment of non-current assets	240,000	-
Total operating expenses	42,517,095	38,242,260
Operating loss	(42,484,800)	(38,192,995)

Other income
Interest income, net	38,343	631,986
Other income, net	330,642	267,043
Total other income	368,985	899,029
Loss before taxes	(42,115,815)	(37,293,966)

Income taxes provision	(1,775)	(3,425)

Net loss	$(42,117,590)	$(37,297,391)
Other comprehensive income (loss):
Cumulative translation adjustment	501,965	(303,220)
Total other comprehensive income (loss):	501,965	(303,220)
Comprehensive loss	$(41,615,625)	$(37,600,611)

Net loss per share:
Basic and diluted	$(2.17)	$(1.98)

Weighted average common shares outstanding:
Basic and diluted	19,390,235	18,881,266

__________

* These line items include the following amounts of non-cash, stock-based compensation expense for the periods indicated:

	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019

General and administrative	1,330,314	1,461,868
Selling and marketing	-	23,980
Research and development	1,365,536	1,623,562
	2,695,850	3,109,410

Results of Operations

Net sales and revenue

	2020	2019	Change	Percent

For the nine months ended September 30,	$32,295	$49,265	$(16,970)	(34)%

We are a clinical stage company, and currently have no material revenues or other income with similar effect.

Cost of Sales

	2020	2019	Change	Percent

For the nine months ended September 30,	$7,618	$8,087	$(469)	(6)%

The change in gross margin was immaterial as currently we have no material revenues.

General and Administrative Expenses

	2020	2019	Change	Percent

For the nine months ended September 30,	$11,812,062	$9,955,073	$1,856,989	19%

The increase in general and administrative expenses in 2020 primarily relates to financial advisor consulting fees in connection with the Merger.

Selling and Marketing Expenses

	2020	2019	Change	Percent

For the nine months ended September 30,	$-	$121,779	$(121,779)	(100)%

We did not have a sales force in 2020 and therefore, no expense has been incurred in 2020.

Research and Development Expenses

	2020	2019	Change	Percent

For the nine months ended September 30,	$30,457,415	$28,157,321	$2,300,094	8%

Research and development costs increased by approximately $2,300,000 in the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019, primarily as a result of the increase in the staff costs of $1,704,000, clinical trial expenses of $2,316,000, depreciation and amortization of $810,000 and raw material consumption of $672,000, as well as the increased spending in the growth of our pipeline in both liquid tumor and solid tumor development and expanding the U.S. R&D operations at Maryland, partially offset by a one-time expense incurred in the third quarter of 2019 in connection with a research collaboration with Duke University, which was not incurred in the third quarter of 2020.

R&D expenses for the nine months ended September 30, 2020 and 2019 are as follows:

	For the Nine Months Ended
	September 30,
	2020	2019

Research and pre-clinical studies	$5,304,907	$8,452,005
Development, clinical development and studies	25,152,508	19,705,316

Total	$30,457,415	$28,157,321

Impairment of Investments

	2020	2019	Change	Percent

For the nine months ended September 30,	$240,000	$-	$240,000	N/A

The impairment of investments for the nine months ended September 30, 2020 resulted from the recognition of other-than-temporary impairment on the value of shares in investments of $240,000. No such expense existed for the period ended September 30, 2019. In 2020, the Company contacted certain brokers to handle our ARPC restricted legend removal from the stock certificates to convert to free-trade shares. Because of ARPC’s non-filing status and illiquid nature of the stock, the brokers’ compliance department summarily rejected our request. In light of the illiquid nature of the ARPC stock, we applied full impairment to our ARPC holdings in the first quarter of 2020.

Operating Loss

	2020	2019	Change	Percent

For the nine months ended September 30,	$(42,484,800)	$(38,192,995)	$(4,291,805)	11%

The increase in the operating loss for the nine months ended September 30, 2020 as compared to the same period in 2019 is primarily due to changes in general and administrative expenses and research and development expenses, which is described above.

Total Other Income

	2020	2019	Change	Percent

For the nine months ended September 30,	$368,985	$899,029	$(530,044)	(59)%

Other expense for the nine months ended September 30, 2020 was primarily subsidy income of $1,306,000 offset by net interest expense of $879,000 and foreign currency exchange loss of $97,000. Other income for the nine months ended September 30, 2019 was primarily net interest income of $632,000 and subsidy income of $590,000 offset by the net interest expense of $321,000.

Income Taxes Provision

	2020	2019	Change	Percent

For the nine months ended September 30,	$(1,775)	$(3,425)	$1,650	(48)%

While we have optimistic plans for our business strategy, we determined that a valuation allowance was necessary given the current and expected near term losses and the uncertainty with respect to our ability to generate sufficient profits from our business model. Therefore, we established a valuation allowance for deferred tax assets other than the extent of the benefit from other comprehensive income. Income tax expense for the nine months ended September 30, 2020 and 2019 all represent US state tax.

Net Loss

	2020	2019	Change	Percent

For the nine months ended September 30,	$(42,117,590)	$(37,297,391)	$(4,820,199)	13%

The increase in net loss for the nine months ended September 30, 2020 as compared to the same period in 2019 is primarily attributable to changes in operations which are described above.

Comprehensive Loss

	2020	2019	Change	Percent

For the nine months ended September 30,	$(41,615,625)	$(37,600,611)	$(4,015,014)	11%

Comprehensive loss for the nine months ended September 30, 2020 and 2019 includes a currency translation net gain (loss) of approximately $502,000 and ($303,000) combined with the changes in net loss, respectively.

Liquidity and Capital Resources

We had negative working capital of ($31,425,938) as of September 30, 2020 compared to $10,356,774 as of December 31, 2019. Our cash, cash equivalents and restricted cash decreased to $26,028,897 at September 30, 2020 compared to $32,443,649 at December 31, 2019, as we had an increase in cash used in operating partially offset by cash inflow generated from proceeds from debt borrowing and option exercise.

Net cash provided by or used in operating, investing and financing activities from continuing operations was as follows:

Net cash used in operating activities was approximately $33,170,000 and $28,361,000 for the nine months ended September 30, 2020 and 2019, respectively. The following table reconciles net loss to net cash used in operating activities:

For the nine months ended September 30,	2020	2019	Change
Net loss	$(42,117,590)	$(37,297,391)	$(4,820,199)
Non cash transactions	7,786,349	7,240,675	545,674
Changes in operating assets, net	1,160,947	1,695,317	(534,370)
Net cash used in operating activities	$(33,170,294)	$(28,361,399)	$(4,808,895)

The change in non-cash transaction was primarily due to the increase in depreciation and amortization of $751,000 compared with same period in 2019.

Net cash used in investing activities was approximately $7,233,000 and $9,278,000 in the nine months ended September 30, 2020 and 2019, respectively. The decrease was primarily the result of less new equipment purchase and facility improvement.

Cash provided by financing activities was approximately $34,062,000 and $30,869,000 in the nine months ended September 30, 2020 and 2019, respectively. Net cash inflow in financing activities in 2020 was mainly attributed to the net cash in from short-term debt. Net cash inflow in financing activities in 2019 was mainly attributed to the proceeds of $17 million received from the issuance of common stock and debt borrowings of $15 million netting of the repurchase of the Company’s common stock of $1 million.

Liquidity and Capital Requirements Outlook

We anticipate that the Company will require approximately $63 million in cash to operate as planned in the coming 12 months excluding repayment of convertible bonds and other borrowings. Of this amount, approximately $53 million will be used for operations and approximately $10 million will be used for capital expenditures, although we may revise these plans depending on the changing circumstances of our biopharmaceutical business. The Company’s plans can also be adjusted by management depending on the availability of funding.

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

On October 23, 2020, the Company entered into a Bridge Loan Agreement with TF I Ltd. for an unsecured loan to the Company in an aggregate principal amount of $10 million at a simple interest rate of 6% per annum. The Company is required to repay all unpaid principal of the TF Bridge Loan, together with the accrued but unpaid interest thereon, on the maturity date, which is the earlier of (i) August 7, 2021, and (ii) the occurrence of an event of default.

On October 23, 2020, the Company entered into a Bridge Loan Agreement with Yunfeng Capital Limited for an unsecured loan to the Company in an aggregate principal amount of $10 million at a simple interest rate of 6% per annum. The Company is required to repay all unpaid principal of the Yunfeng Bridge Loan 2, together with the accrued but unpaid interest thereon, on the maturity date, which is the earlier of (i) August 7, 2021, and (ii) the occurrence of an event of default.

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

Contractual Obligations

We have various contractual obligations that will affect our liquidity. The following table sets forth our contractual obligations as of September 30, 2020.

	Payments due by period
Contractual Obligations		Less than	2-3	4-5	More than
	Total	1 year	years	years	5 years
Borrowings and interest payables	$48,648,777	$48,648,777	$-	$-	$-
Capital commitment	2,919,662	2,919,662	-	-	-
Operating lease obligations	22,897,109	3,429,296	6,582,285	6,257,347	6,628,181
Total	$74,465,548	$54,997,735	$6,582,285	$6,257,347	$6,628,181

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

The following tables show the remaining contractual maturities at the balance sheet date of the Company’s financial assets and financial liabilities, which are based on contractual cash flows (including interest payments computed using contractual rates or, if floating, based on rates current at the balance sheet date) and the earliest date the Group can be required to pay:

As of September 30, 2020

Contractual undiscounted cash flow

	Within 1 year or on demand	More than 1 year but less than 2 years	More than 2 year but less than 5 years	More than 5 years	Total	Carrying amount

Financial assets
Cash and cash equivalents	26,028,897	-	-	-	26,028,897	26,028,897
Accounts receivable	32,295	-	-	-	32,295	32,295
Other receivables	297,919	-	-	-	297,919	297,919

Sub-total	26,359,111	-	-	-	26,359,111	26,359,111

Financial liabilities
Short-term debt	47,870,256	-	-	-	47,870,256	47,870,256
Accounts payable	2,747,583	-	-	-	2,747,583	2,747,583
Accrued expenses	1,726,200	-	-	-	1,726,200	1,726,200
Other current liabilities excluding operating lease liabilities with lease term over 12 months and deferred income	4,608,467	-	-	-	4,608,467	4,608,467
Operating lease liabilities(lease terms over 12 months)	3,288,869	3,277,222	9,562,410	6,628,181	22,756,682	18,521,996

Sub-total	60,241,375	3,277,222	9,562,410	6,628,181	79,709,188	75,474,502

Net amount	(33,882,264)	(3,277,222)	(9,562,410)	(6,628,181)	(53,350,077)	(49,115,391)

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

As at September 30, 2020, the Company held the following interest-bearing financial instruments:

	As of September 30, 2020
	Annual interest rate	USD
Fixed rate instruments
Financial liabilities- Short-term debt	4.35% ~6%	47,870,256

Currency Risk

The Company is exposed to currency risk primarily from sales and purchases which give rise to receivables, payables that are denominated in a foreign currency (mainly RMB). The Company has adopted USD as its functional currency, thus the fluctuation of exchange rates between RMB and USD exposes the Company to currency risk.

The following table details the Company’s exposure as of September 30, 2020 to currency risk arising from recognised assets or liabilities denominated in a currency other than the functional currency of the entity to which they relate. For presentation purposes, the amounts of the exposure are shown in USD translated using the spot rate as of September 30, 2020. Differences resulting from the translation of the financial statements of entities into the Company’s presentation currency are excluded.

	Exposure to foreign currencies (Expressed in USD)
	As of September 30, 2020
	RMB	USD
Cash and cash equivalents	5,836	100

Net exposure arising from recognised assets and liabilities	5,836	100

The following table indicates the instantaneous change in the Company’s net loss that would arise if foreign exchange rates to which the Company has significant exposure at the end of the reporting period had changed at that date, assuming all other risk variables remained constant.

	As of September 30, 2020
	increase/ (decrease) in foreign exchange rates	Effect on net loss (Expressed in USD)

RMB (against USD)	5%	287

	-5%	(287)

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

Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2020, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On August 25, 2020 and August 28, 2020, prior to our proxy filing in relation to the proposed Merger, we received demand letters from two of our stockholders, to inspect certain books and records of the Company pursuant to Section 220 of the Delaware General Corporate Law (the “Demands”). The Demands catalog 12 broad categories of books and records that the two stockholders seek to inspect, primarily relating to the proposed Merger.

On October 9, 2020 the Company filed its preliminary definitive proxy statement and Schedule 13E-3, Transaction statement relating to the proposed Merger.

The Company has responded and is conferring with the stockholders' counsel regarding the Demands.

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

The coronavirus disease 2019 (COVID-19) has spread globally and the World Health Organization (WHO) has declared it a global pandemic. While still evolving, the COVID-19 pandemic has caused significant worldwide economic and financial turmoil, and has fueled concerns that it will lead to a global recession. On March 13, 2020, the United States declared a national emergency with respect to COVID-19. The Company is following the recommendations of local health authorities to minimize exposure risk for its team members and visitors. The continued and prolonged implementation of restrictions by federal, state and local authorities to slow the spread of COVID-19 could disrupt the business, activities, and operations of our members, as well our business and operations. Our plan to improve our capabilities and resources, including the manufacturing capabilities of our U.S. R&D center in Rockville, Maryland to support our clinical development in the U.S. might be delayed. The extent to which the COVID-19 pandemic impacts our business, operations and financial results will depend on numerous evolving factors that we may not be able to accurately predict, including: the duration and scope of the pandemic; governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic; the impact of the pandemic on economic activity and actions taken in response; the effect on our vendors ability to supply us with raw materials; and any closures of our and our business partners’ offices and facilities. The COVID-19 pandemic has disrupted and delayed our in-process developments and clinical studies for a number of our pipeline drug candidates during the first quarter of 2020, and a prolonged interruption to our corporate development, research or manufacturing facilities may result in a negative impact to our operations and further delay developments or clinical studies of some or all of our pipeline drug candidates.

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

While the Company is currently implementing solutions designed to reduce the potential impact of COVID-19, there can be no assurance that our efforts will adequately mitigate the risks of business disruptions and interruptions. Further, events such as natural disasters and public health emergencies divert our attention away from normal operations and limited resources. During the second quarter of 2020, in compliance with the local restrictions our Gaithersburg site remained closed. On June 30, 2020, upon improved risk assessment and in compliance with COVID-19 related local, state and federal government requirements, employees were allowed to work on site. However, any subsequent waves or resurgence of the pandemic can disrupt the operations of our Maryland site, which can adversely affect our business, financial condition or results of operations in a material manner.

Our ability to bring in personnel to the U.S. for business and operations has been restricted as a result of the U.S. government’s suspension of the entry of L-1 visa intercompany transferees from June 24 to December 31, 2020. This travel ban will limit our ability to temporary transfer journeyman employees from China to Maryland to aid in the Rockville site ramp-up to support our U.S. clinical trial endeavor. We plan to hire new U.S. employees to augment our resources in Rockville. However, if we are unable to timely hire new experienced employee or overcome the integration of journeyman employees in China with the Maryland new hires, it can adversely affect our development efforts targeting certain solid tumor and other cancer indications in the United States.

Any of these events could cause or exacerbate the risks and uncertainties enumerated in the Annual Report and could materially adversely affect our business, financial condition, results of operations and/or stock price.

Our clinical development activities for fiscal 2020 are expected to be adversely affected by the recent COVID-19 pandemic.

Our investigator has initiated clinical trials on our drug candidates that have been negatively affected by the emergency quarantine measures adopted by the Chinese government, which include holiday extension, travel restrictions and cancellation of major events nationwide. Disruptions or restrictions on our ability to travel or to conduct clinical trials, as well as temporary closures of our facilities or the facilities of our clinical trial partners and their contract manufacturers, are expected to negatively impact our clinical development activities in China. We have invested a significant portion of our efforts and financial resources in the development of clinical-stage drug candidates. We partially rely on our third-party institution collaborators, such as hospitals for conducting clinical trials of our drug candidates, which have been and may continue to be affected by the emergency measures related to the COVID-19 pandemic. The timely completion of our clinical trials in accordance with their protocols depends, among other things, on our ability to enroll a sufficient number of patients who remain in the trial until its conclusion. In the second quarter we saw a want of COVID-19 patients in the Shanghai Ruijin Hospital pilot clinical study on inhalation of mesenchymal stem cell exosomes treating severe Novel Coronavirus Pneumonia (“NCP”). Considering the possibility of a subsequent wave or resurgence of the pandemic, it is uncertain whether we will continue to experience difficulties in patient enrollment due to government-imposed travel restrictions, limited access to public venues and patients’ unwillingness to visit hospitals for fear of contracting COVID-19. Such difficulties are likely to slow enrollment significantly in, and completion of, our clinical trials (which are mostly conducted on-site in hospitals), as well as completion of pre-clinical studies.

On July 2, 2020 the U.S. FDA updated its March 18, 2020 released guidance for conducting clinical trials during the COVID-19 pandemic that provides a quick look at facts, figures, and highlights of the agency’s response efforts. In its guidance, the U.S. FDA acknowledged potential impacts from the pandemic to clinical trial conduct, for example quarantines, travel limitations, site closures, interruptions to supply chain for investigational products, and potential infection of site personnel or trial participants may lead to difficulties in meeting protocol defined procedures, including administration of investigational product and adherence to protocol-mandated visits. As a result, the U.S. FDA recognized that there may be unavoidable protocol deviations, but also noted that efforts to minimize impacts on trial integrity are important. Laboratories studying viruses and bacteria follow a protocol known as the Biosafety Level (BSL) standards, which are applied internationally. Protocol deviations due to COVID-19 means trials could be interrupted due to missed biopsies and results or data that are uninterpretable or need to be repeated. The impact of COVID-19 on trials will vary depending on many factors, including the nature of disease under study, the trial design and in what region(s) the study is being conducted. For gene and cell therapies, clinical trials may be delayed because patients may only be treated with non-transplant standard of care where possible with transplantation or experimental therapies reserved for life-threatening cases (malignancies, neurocognitive disorders) due to capacity constraint. The duration of the business disruption, reduced patient enrollment and related operational impact cannot be reasonably estimated at this time but are expected to materially affect our clinical development activities. A significant outbreak of contagious diseases in the human population could result in a widespread health crisis that could adversely affect the economy and financial markets of the U.S. and China, resulting in significant clinical trial or regulatory delays, which may also increase our development costs and could materially and adversely affect our clinical development activities.

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

The uncertainties surrounding the intellectual property rulemaking in China can affect the commercialization of pharmaceutical products.

Proposed PRC laws and regulations governing the intellectual property aspect of our business operations in China may involve substantial uncertainty. These include, but are not limited to, laws and regulations relating to a pharmaceutical patent linkage system for Abbreviated New Drug Applications (ANDA). The draft regulation includes a registration system to collect and publish drug patent information and requires New Drug Application (NDA) and ANDA applicants to register their patent information when filing. ANDA applicants are also required to make a declaration that its ANDA does not infringe on any existing patent registered in the system. Under the proposed regulation, if (i) an action or complaint is brought within 45 days of an ANDA’s publication and (ii) a determination is made that the ANDA’s generic drug infringes on a prior patent, the Center for Drug Evaluation (CDE) will conditionally prohibit the ANDA applicant from marketing its generic drug while the patent is still in effect. We will be required to comply with these laws and regulations despite any uncertainty. The initial implication for pharmaceutical companies is the burden to ensure all drug patent information is timely registered and updated in the registration system of drug patent information, and always keep track on ANDA published by the CDE, to timely take legal action against any potential patent infringement and preemptively file objection to the ANDA. In addition, new laws and regulations that affect existing and proposed businesses may be applied retroactively. Accordingly, the effectiveness of newly enacted laws, regulations or amendments may not be clear. We cannot predict what effect the interpretation of existing or new PRC laws or regulations will have on our business. There are substantial uncertainties regarding the interpretation and application to our business of PRC laws and regulations. The effectiveness of newly enacted laws, regulations or amendments may be delayed, resulting in detrimental reliance by foreign investors.

The Company may be subject to information technology system failures, network disruptions and breaches in data security that could adversely affect its businesses and reputation.

The Company is subject to cyber security risks and the potential for cyber incidents, including potential incidents at manufacturing sites and the related electricity transmission and distribution infrastructure, and incidents at data processing centers they use, to the extent not prevented by intrusion detection and prevention systems, anti-virus software, firewalls and other general information technology controls.

The measures we have taken to protect the Company from cyber security risks may be inadequate or may not function as intended. The Company’s current operation is predominantly in China. In China we have successfully passed ISO27001:2013 audit. We have deployed Next-Generation Firewalls (NGFWs) in the U.S. and in China for our intranet & internet boundaries. We use hypertext transfer protocol secure (HTTPS) protocol on top of TCP/IP to support web browser requests and server responses. Like most typical internet traffic, our server connections run through a series of intermediate network routers. We use security gateway devices to control and monitor our inbound and outbound email and network data traffic. Our users are required to use complex password for account login and we mandate password refresh on regular interval. We have also setup multiple areas of network isolation, and timely apply system upgrade patches, conduct routine data backup, verify system and administrator logs, perform periodic malware scanning, probe for weakness and implement remedies, conduct data restoration drill and established data backup in geographically diversified cities in China. However, there can be no assurance that these measures are sufficient to protect us from or to prevent any system failures, network disruptions, or breaches in data security. In addition, we are preparing for a level 3 system assessment under Chinese cybersecurity network classified protection regulations, which contains a more stringent requirement than the ISO standard. Even meeting these more stringent requirements will not ensure that the Company will not face cyber incidents.

At our new Rockville, Maryland facility, the IT/server room is in a separate access-controlled room in our secured facility. We have hired a third party contractor in Rockville to help design our IT/Network to CBMG requirements and to safeguard cyber security. The third party contractor is responsible for installing all data network equipment, data cabinets and wireless access points. Despite its own security protocols, the third party contractor could experience cyber incidents that would have a negative impact on our business.

While CBMG has continuously fortified our protection against cyberattacks on the operation, design, and development of CBMG’s networks, systems, data storage, and facilities, there is no guarantee that these efforts are sufficient. We are still subject to information technology system failures, network disruptions and breaches in data security that could adversely affect its businesses and reputation.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

The Company provided consulting services to Novartis and recognized revenue of $32,295 during the nine months ended September 30, 2020. The Company also paid $1,505,000 to Novartis for raw material purchase and service received during the nine months ended September 30, 2020. Novartis AG holds approximately 7.5% of the Company’s stock. The Company is also a manufacturing service provider to Novartis International AG, a member of the Rollover Stockholders in the definitive merger agreement in connection with the Company potentially going private.

The Company outsources clinical studies trial site selection and feasibility analysis, principal investigators key opinion leadership influence assessment and selection, trial participants counseling, recruitment and trial protocol fidelity interface, trial document management and coordination, archival and submission of documents, trial participants recruitment, trial progress monitoring, and submission of documents for Institutional Review Board (IRB) and Independent Ethics Committee (IEC) approval; biostatistics analysis, preparation of trial study reports to secure IND approval, etc., to Clinical Research Organizations (CRO);and trial site management organizations (SMO). Three CROs—Hangzhou Tigermed Consulting Co., Ltd (“Tigermed”), Renzhi (Suzhou) Medical Research Co., Ltd (“Renzhi”), Clinflash Healthcare Technology Ltd (“Clinflash”)—and one SMO—Hangzhou Simo Co., Ltd (“SIMO”)—represent four of the twenty-four CRO/SMO vendors CBMG China has used in its clinical studies. Tigermed, Renzhi, Clinflash, and SIMO are affiliates of TF Capital Fund III, L.P., one of the Equity Investors in the definitive merger agreement in connection with the Company potentially going private. During the nine months ended September 30, 2020, the Company paid Tigermed, Renzhi, Clinflash, and SIMO $387,856 for CRO/SMO services.

ITEM 6. EXHIBITS

Exhibits

Exhibit Number	Description
2.1*

Agreement and Plan of Merger, dated as of August 11, 2020, by and among Cellular Biomedicine Group, Inc., CBMG Holdings and CBMG Merger Sub Inc. (incorporated by reference to the Company’s Current Report on Form 8-K, filed August 12, 2020).

10.1

Bridge Loan Agreement, dated as of August 11, 2020, by and between Cellular Biomedicine Group, Inc. and Yunfeng Capital Limited (incorporated by reference to the Company’s Current Report on Form 8-K, filed August 12, 2020).

10.2

Amendment Letter, dated as of August 11, 2020, by and between Cellular Biomedicine Group, Inc. and Winsor Capital Limited in relation to the Bridge Loan Agreement, dated as of January 28, 2020, by and between Cellular Biomedicine Group, Inc. and Winsor Capital Limited (incorporated by reference to the Company’s Current Report on Form 8-K, filed August 12, 2020).

10.3†

U.S. National Heart, Lung, and Blood Institute nonexclusive patent AAV5 License Agreement (incorporated by reference to the Company’s Quarterly Report on the Form 10-Q for the Quarter ended June 30, 2020).

10.4	Sponsored Collaborative Research Agreement with Duke University, executed on September 21, 2020

10.5

Bridge Loan Agreement by and between Cellular Biomedicine Group, Inc. and TF I Ltd., dated October 23, 2020 (incorporated by reference to the Company’s Current Report on Form 8-K, filed October 26, 2020).

10.6

Bridge Loan Agreement by and between Cellular Biomedicine Group, Inc. and Yunfeng Capital Limited, dated October 23, 2020 (incorporated by reference to the Company’s Current Report on Form 8-K, filed October 26, 2020).

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer and Chief Financial Officer.
32.1	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document – this instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* All schedules to the Merger Agreement have been omitted pursuant to Item 601(b)(2)(ii) of Regulation S-K they are both (1) not material and (2) would be competitively harmful to the registrant if publicly disclosed.

† Certain portions of this exhibit have been omitted because pursuant to Item 601(b)(10)(iv) of Regulation S-K because they are both (1) not material and (2) would be competitively harmful to the registrant if publicly disclosed.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CELLULAR BIOMEDICINE GROUP, INC.
(Registrant)

Date: November 9, 2020	By:	/s/ Tony (Bizuo) Liu
Tony (Bizuo) Liu
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and
Principal Financial and Accounting Officer)

nual Meeting